Form 10-Q
period 2013-12-27
ARAMARK Holdings Corp
filed 2014-02-05
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-36223
___________________________________________
ARAMARK HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)
 ___________________________________________

Delaware	20-8236097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)
(215) 238-3000
(Registrant’s telephone number, including area code)
___________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock outstanding as of January 24, 2014: 230,229,672 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	December 27, 2013	September 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$115,598	$110,998
Receivables	1,504,479	1,405,843
Inventories, at lower of cost or market	532,943	541,972
Prepayments and other current assets	183,549	228,352
Total current assets	2,336,569	2,287,165
Property and Equipment, net	967,350	977,323
Goodwill	4,615,082	4,619,987
Other Intangible Assets	1,363,219	1,408,764
Other Assets	967,116	973,867
	$10,249,336	$10,267,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$88,786	$65,841
Accounts payable	760,284	888,969
Accrued expenses and other current liabilities	1,139,678	1,434,443
Total current liabilities	1,988,748	2,389,253
Long-Term Borrowings	5,555,929	5,758,229
Deferred Income Taxes and Other Noncurrent Liabilities	1,011,182	1,047,002
Common Stock Subject to Repurchase and Other	10,146	168,915
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2014–247,835,638 shares and 2013–219,585,247 shares; outstanding: 2014–229,958,467 shares and 2013–201,798,518 shares)	2,478	2,194
Capital surplus	2,424,437	1,693,663
Accumulated deficit	(434,471)	(479,233)
Accumulated other comprehensive loss	(53,674)	(59,225)
Treasury stock (shares held in treasury: 2014–17,877,171 shares and 2013–17,786,729 shares)	(255,439)	(253,692)
Total stockholders' equity	1,683,331	903,707
	$10,249,336	$10,267,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Sales	$3,763,081	$3,535,915
Costs and Expenses:
Cost of services provided	3,354,819	3,171,540
Depreciation and amortization	136,824	133,400
Selling and general corporate expenses	114,216	55,656
	3,605,859	3,360,596
Operating income	157,222	175,319
Interest and Other Financing Costs, net	83,353	113,351
Income Before Income Taxes	73,869	61,968
Provision for Income Taxes	28,953	18,776
Net income	44,916	43,192
Less: Net income attributable to noncontrolling interests	154	378
Net income attributable to ARAMARK Holdings stockholders	$44,762	$42,814

Earnings per share attributable to ARAMARK Holdings stockholders:
Basic	$0.22	$0.21
Diluted	$0.21	$0.20
Weighted Average Shares Outstanding:
Basic	206,462	201,991
Diluted	215,294	209,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Net income	$44,916	$43,192
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(155)	(587)
Foreign currency translation adjustments	1,370	(1,230)
Fair value of cash flow hedges	4,336	6,477
Other comprehensive income, net of tax	5,551	4,660
Comprehensive income	50,467	47,852
Less: Net income attributable to noncontrolling interests	154	378
Comprehensive income attributable to ARAMARK Holdings stockholders	$50,313	$47,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$44,916	$43,192
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	136,824	133,400
Income taxes deferred	(21,162)	(18,460)
Share-based compensation expense	45,398	4,027
Changes in noncash working capital	(493,545)	(386,109)
Other operating activities	6,311	25,011
Net cash used in operating activities	(281,258)	(198,939)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(85,722)	(75,421)
Disposals of property and equipment	8,791	4,222
Proceeds from divestitures	24,000	136
Acquisition of certain businesses, net of cash acquired	(8,176)	(11,671)
Other investing activities	2,278	4,013
Net cash used in investing activities	(58,829)	(78,721)
Cash flows from financing activities:
Proceeds from long-term borrowings	197,969	963,654
Payments of long-term borrowings	(377,534)	(658,917)
Net change in funding under the Receivables Facility	—	36,200
Proceeds from initial public offering, net	524,081	—
Proceeds from issuance of common stock	1,837	3,246
Distribution in connection with spin-off of Seamless Holdings	—	(47,352)
Repurchase of common stock	(629)	(15,573)
Other financing activities	(1,037)	(11,393)
Net cash provided by financing activities	344,687	269,865
Increase (Decrease) in cash and cash equivalents	4,600	(7,795)
Cash and cash equivalents, beginning of period	110,998	136,748
Cash and cash equivalents, end of period	$115,598	$128,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 27, 2013
(Unaudited)
(In Thousands)

	Total	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to ARAMARK Holdings stockholders	44,762			44,762
Other comprehensive income	5,551				5,551
Capital contributions from issuance of common stock	2,398	4	2,394
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	45,398		45,398
Tax benefits related to stock incentive plans	473		473
Change due to termination of provision in Stockholders' Agreement (see Note 8)	158,708		158,708
Purchases of common stock	(1,747)					(1,747)
Balance, December 27, 2013	$1,683,331	$2,478	$2,424,437	$(434,471)	$(53,674)	$(255,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 28, 2012
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Holdings Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, September 28, 2012	$966,864	$933,017	$2,159	$1,636,128	$(444,479)	$(73,745)	$(187,046)	$33,847
Net income attributable to ARAMARK Holdings stockholders	43,030	42,814			42,814			216
Other comprehensive income	4,660	4,660				4,660
Capital contributions from issuance of common stock	8,508	8,508	12	8,496
Compensation expense related to stock incentive plans	4,027	4,027		4,027
Tax benefits related to stock incentive plans	788	788		788
Decrease in common stock subject to repurchase obligation, net	10,777	10,777		10,777
Purchases of common stock	(24,650)	(24,650)					(24,650)
Distribution of Seamless Holdings	(138,173)	(104,110)			(104,110)			(34,063)
Balance, December 28, 2012	$875,831	$875,831	$2,171	$1,660,216	$(505,775)	$(69,085)	$(211,696)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
On January 26, 2007, ARAMARK Holdings Corporation (the “Company” or “Holdings”), a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and former Chief Executive Officer of the Company, and certain other members of the Company’s management, acquired all of the outstanding shares of ARAMARK Corporation (“ARAMARK Corporation”) in a going-private transaction.
On December 12, 2013, the Company began trading its common stock on the New York Stock Exchange under the symbol "ARMK" after its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share (see Note 8).
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of stockholders' equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and Other.” As of December 27, 2013 and September 27, 2013, the redeemable noncontrolling interest was approximately $10.1 million and $10.2 million, respectively. For the three months ended December 27, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million. Distributions to redeemable noncontrolling interest was $0.3 million for the three months ended December 27, 2013. For the three months ended December 28, 2012, net income attributable to redeemable noncontrolling interest was $0.2 million. Distributions to redeemable noncontrolling interest was $0.2 million for the three months ended December 28, 2012.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's prospectus, dated December 11, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, on December 12, 2013. The Condensed Consolidated Balance Sheet as of September 27, 2013 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

(2)	DIVESTITURES:
Fiscal 2014
McKinley Chalet Hotel
On October 7, 2013, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located in Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income. The pretax loss includes a write-off of an allocation of goodwill of approximately $12.8 million (see Note 5). The results of operations and cash flows associated with the Chalet divestiture were not material to the Company's condensed consolidated statements of income and cash flows.
Fiscal 2013
Spin-off of Seamless Holdings Corporation
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless North America, LLC ("Seamless") to its stockholders.
In the spin-off, ARAMARK Corporation distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate. Thereafter, ARAMARK Intermediate distributed such shares to the Company, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of Holdings common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each Holdings stockholder received one share of Seamless Holdings common stock for each share of Holdings common stock held as of the record date.
Until October 29, 2012, Seamless Holdings and its subsidiaries were part of the Company and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these condensed consolidated financial statements until that date. Following the spin-off, Seamless Holdings is an independent company and the Company retains no ownership interest in Seamless Holdings or Seamless. The Company's proforma results of operations for fiscal 2013 would not have been materially different than reported assuming the spin-off and related transactions had occurred at the beginning of the prior year period.

(3)	SUPPLEMENTAL FINANCIAL INFORMATION:
The Company made interest payments of approximately $66.6 million and $68.9 million and income tax payments of approximately $16.5 million and $25.0 million during the three months ended December 27, 2013 and December 28, 2012, respectively.
As of December 27, 2013 and September 27, 2013, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($30.7) million and ($30.5) million, respectively, foreign currency translation adjustment (net of tax) of approximately $4.7 million and $3.3 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($19.7) million and ($24.0) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($8.0) million and ($8.0) million, respectively.
For the three months ended December 27, 2013 and December 28, 2012, the tax effects on comprehensive income for pension plan adjustments was approximately $0.1 million and $0.3 million, respectively, foreign currency translation adjustment was approximately $2.6 million and $4.3 million, respectively, and fair value of cash flow hedges was approximately ($3.0) million and ($3.8) million, respectively.

(4)	SEVERANCE:
During the second quarter and continuing through the remainder of fiscal 2013, the Company initiated a series of actions and further developed its plans to drive efficiency through the consolidation and centralization of its operations. As a result, the Company recorded charges during fiscal 2013 for severance and related costs. As of December 27, 2013 and September 27, 2013, the Company had an accrual of approximately $37.5 million and $46.7 million, respectively, related to the unpaid obligations for these costs.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. Changes in total goodwill during the three months ended December 27, 2013 follow (in thousands):

Segment	September 27, 2013	Acquisitions and Divestitures	Translation	December 27, 2013
FSS North America	$3,595,048	$(11,103)	$(93)	$3,583,852
FSS International	451,154	—	6,291	457,445
Uniform	573,785	—	—	573,785
	$4,619,987	$(11,103)	$6,198	$4,615,082
The reduction in goodwill for Food and Support Services North America ("FSS North America") is primarily related to the Chalet divestiture (see Note 2). The amounts for acquisitions during fiscal 2014 may be revised upon final determination of the purchase price allocations.
Other intangible assets consist of (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 27, 2013			September 27, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,892,212	$(1,288,700)	$603,512	$1,892,484	$(1,242,578)	$649,906
Trade names	761,340	(1,633)	759,707	760,491	(1,633)	758,858
	$2,653,552	$(1,290,333)	$1,363,219	$2,652,975	$(1,244,211)	$1,408,764
Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 11 years. The ARAMARK trade name is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually.
Amortization of intangible assets for the three months ended December 27, 2013 and December 28, 2012 was approximately $47.6 million and $48.1 million.

(6)	BORROWINGS:
As of December 27, 2013 and September 27, 2013, all of the Company’s indebtedness was held by the Company’s wholly-owned subsidiary, ARAMARK Corporation. Long-term borrowings are summarized in the following table (in thousands):

	December 27, 2013	September 27, 2013
Senior secured revolving credit facility	$189,320	$10,000
Senior secured term loan facility, due July 2016	2,663,613	3,032,349
Senior secured term loan facility, due September 2019	1,393,805	1,393,559
5.75% senior notes, due March 2020	1,000,000	1,000,000
Receivables Facility, due January 2015	300,000	300,000
Capital leases	49,170	52,385
Other	48,807	35,777
	5,644,715	5,824,070
Less—current portion	(88,786)	(65,841)
	$5,555,929	$5,758,229
The Company used the net proceeds from its initial public offering to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility, due July 2016 (see Note 8).
On December 20, 2012, ARAMARK Corporation amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016.  The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment.  The new term loans were borrowed by ARAMARK Corporation with an original issue discount of 0.25%. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.6 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.

(7)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company previously entered into $2.3 billion notional amount of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the first quarter of fiscal 2014, the Company entered into $600 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest rate payments on a like amount of variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 27, 2013 and September 27, 2013, approximately ($14.7) million and ($20.5) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 27, 2013 and December 28, 2012 was not material.
The Company also previously entered into a $158.1 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the three months ended December 27, 2013 and December 28, 2012, approximately $2.8 million and $0.6 million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately ($2.9) million and ($2.0) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the three months ended December 27, 2013 and December 28, 2012, respectively. As of December 27, 2013 and September 27, 2013, unrealized net of tax losses of approximately ($4.9) million and ($3.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. There was no hedge ineffectiveness for the three months ended December 27, 2013. The hedge ineffectiveness for this cash flow hedging instrument during the three months ended December 28, 2012 was not material. As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swaps that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income during the three months ended December 28, 2012.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Interest rate swap agreements	$5,783	$3,132
Cross currency swap agreements	(1,447)	3,345
	$4,336	$6,477

Derivatives not Designated in Hedging Relationships
In fiscal 2013, the Company elected to de-designate the cross currency swaps that were hedged against the Canadian subsidiary's term loan with a maturity date of January 26, 2014 due to the repayment of the term loan as a result of Amendment Agreement No. 3. As a result, on a prospective basis, changes in the fair value of these swaps will be recorded in earnings. For the three months ended December 27, 2013 and December 28, 2012, the Company recorded a pretax gain (loss) of approximately $2.2 million and $0.7 million, respectively, for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. The changes in the fair value of these swaps are expected to offset future currency transaction gains and losses on the U.S. dollar denominated intercompany loan between the Company and its Canadian subsidiary.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 27, 2013, the Company has contracts for approximately 2.1 million gallons outstanding for fiscal 2014. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded in earnings. The impact on earnings related to the change in fair value of these contracts for the three months ended December 27, 2013 and December 28, 2012 was not material.
As of December 27, 2013, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €85.2 million and £36.5 million to mitigate the risk of changes in foreign currency exchange rates on intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.

The Company's interest rate swap agreements are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations. The Company presents the net asset or liability position of its derivative fair values on the Condensed Consolidated Balance Sheets.The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 27, 2013	September 27, 2013
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$41	$—
Gasoline and diesel fuel agreements	Prepayments	367	37
		$408	$37

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$112	$3,494
Interest rate swap agreements	Other Noncurrent Liabilities	24,255	30,431
Cross currency swap agreements	Other Noncurrent Liabilities	13,201	16,129
		37,568	50,054

Not designated as hedging instruments:
Cross currency swap agreements	Accrued Expenses	9,043	12,818
Foreign currency forward exchange contracts	Accounts Payable	—	366
		$46,611	$63,238

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended	Three Months Ended
	Account	December 27, 2013	December 28, 2012
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$9,194	$5,542
Cross currency swap agreements	Interest Expense	(2,615)	1,997
		$6,579	$7,539

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(1,646)	$2,534
Gasoline and diesel fuel agreements	Cost of services provided	(356)	122
Foreign currency forward exchange contracts	Interest Expense	3,137	840
		$1,135	$3,496

At December 27, 2013, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $17.4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	CAPITAL STOCK:
On December 17, 2013, the Company completed the IPO of 28,000,000 shares of its common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. GS Capital Partners and J.P. Morgan Partners received approximately $6.5 million and $6.5 million, respectively, of underwriters' discounts relating to the shares sold by the Company which were included in the costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility and a portion of the principal on the senior secured term loan facility, due July 2016 (see Note 6). In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO, which were included in the Condensed Consolidated Statements of Income.
Prior to the IPO, pursuant to the Amended and Restated Stockholders Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. With the completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of December 27, 2013 and September 27, 2013 was $0 and $158.7 million, respectively.

(9)	SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors (the "Board") approved, and the stockholders of Holdings adopted by written consent, the ARAMARK Holdings Corporation 2013 Stock Incentive Plan (the “2013 Stock Plan”), which became effective on December 1, 2013. The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000. In connection with the adoption of the 2013 Stock Plan, the Board approved, and the stockholders of Holdings adopted by written consent, the Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the “Fifth Amended Stock Plan”) which amended certain terms of the 2007 Management Stock Incentive Plan ("2007 MSIP") in contemplation of the initial public offering of Holdings, including providing that no awards will be granted under the Fifth Amended Stock Plan shortly following the consummation of an initial public offering, as it is intended that grants following the initial public offering will be made under the 2013 Stock Plan.
During the three months ended December 27, 2013, share-based compensation expense was approximately $45.4 million, before taxes of $17.7 million. During the three months ended December 28, 2012, share-based compensation expense was approximately $4.0 million, before taxes of $1.6 million.
Stock Options
Time-Based Options
The Company granted 1.9 million time-based options with a weighted-average grant-date fair value of $6.65 during the three months ended December 27, 2013. The compensation cost charged to expense during the three months ended December 27, 2013 for time-based options was approximately $3.2 million. The compensation cost charged to expense during the three months ended December 28, 2012 for time-based options was approximately $1.9 million.
Performance-Based Options
On November 11, 2013, the Compensation Committee approved an amendment to all outstanding 2007 MSIP Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provides that in the event of an initial public offering of Holdings, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the “Missed Year Options”) will become vested if the initial public offering price for the common stock of Holdings equals or exceeds $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Holdings equals or exceeds $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options will become vested. There are a total of approximately 5.1 million Missed Year Options. The fair values of the Missed Year Options were valued at the award modification date using a Monte-Carlo option model, which simulates a range of possible future stock prices and estimates the probabilities of meeting the modified vesting provision of the trading price for the common stock of Holdings equaling or exceeding $25.00 per share over any consecutive twenty day trading period during the 18 month period following the initial public offering. The following weighted-average assumptions were used in estimating the fair value of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Missed Year Options: estimated volatility (30%), expected dividend yield (1.5%), expected life (3-8 years) and risk-free rate (0.66%-2.63%). The weighted-average fair value of the Missed Year Options modified on November 11, 2013 was $10.19 per option.
During the three months ended December 27, 2013, approximately $39.1 million was charged to expense for performance-based options, including $36.9 million related to the Missed Year Options that were modified. As of December 27, 2013, there was approximately $15.4 million of unrecognized compensation expense related to the Missed Year Options, which will be recgonized over the remainder of fiscal 2014. During the three months ended December 28, 2012, approximately $1.3 million was charged to expense for performance-based options.
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.7 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three months ended December 27, 2013. The Company recorded approximately $0.4 million of compensation expense related to ISPOs during the three months ended December 28, 2012.
Time-Based Restricted Stock Units
The Restricted Stock Unit Agreement provides for grants of restricted stock units (“RSUs”), 25% of which will vest and be settled in shares on each of the first four anniversaries of the date of grant, subject to the participant’s continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional restricted stock units. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
The Company granted 2,048,785 RSUs during the three months ended December 27, 2013 at a weighted-average grant-date fair value of $20.45. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged to expense during the three months ended December 27, 2013 for RSUs was approximately $2.3 million.
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant Performance Stock Units ("PSUs") to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company’s achievement of performance conditions. The first 33% of the award will vest if and when the Company achieves these performance conditions while the remaining 67% will generally vest ratably over the next two anniversaries of the date of grant, subject to the achievement of the performance condition in the first year of grant and the participant's continued employment with the Company through each such anniversary. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. On December 20, 2013, the Company granted 466,763 PSUs with a weighted-average grant-date fair value of $23.92 with performance conditions based upon the achievement of a level of earnings per share.
Deferred Stock Units
The Company granted 6,318 deferred stock units during the three months ended December 27, 2013. The compensation cost charged to expense during the three months ended December 27, 2013 was approximately $0.1 million. The Company granted 17,066 deferred stock units during the three months ended December 28, 2012. The compensation cost charged to expense during the three months ended December 28, 2012 for deferred stock units was approximately $0.2 million.
(10) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At December 27, 2013 and September 27, 2013, the amount of outstanding borrowings under the Receivables Facility was $300.0 million and $300.0 million and is included in “Long-Term Borrowings”, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $181.9 million and $190.7 million at December 27, 2013 and September 27, 2013, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Sales	$399,101	$480,901
Gross profit	46,021	56,740
Net income	7,743	9,402
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is significantly impacted by currency translation. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $3.2 million for the three months ended December 27, 2013. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $3.9 million for the three months ended December 28, 2012.

(12)	BUSINESS SEGMENTS:
Sales, operating income and depreciation and amortization by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	December 27, 2013	December 28, 2012
FSS North America	$2,620,351	$2,457,584
FSS International	775,575	724,897
Uniform	367,155	353,434
	$3,763,081	$3,535,915

	Three Months Ended	Three Months Ended
Operating Income	December 27, 2013	December 28, 2012
FSS North America	$163,134	$141,551
FSS International	27,072	19,210
Uniform	40,295	31,096
	230,501	191,857
Corporate	(73,279)	(16,538)
Operating Income	157,222	175,319
Interest and other financing costs, net	(83,353)	(113,351)
Income Before Income Taxes	$73,869	$61,968

	Three Months Ended	Three Months Ended
Depreciation and Amortization	December 27, 2013	December 28, 2012
FSS North America	$96,048	$91,848
FSS International	15,459	15,779
Uniform	25,232	25,544
Corporate	85	229
	$136,824	$133,400

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first and second fiscal quarters, within the FSS North America segment, historically there has been a lower level of activity at the sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts.
FSS North America operating income for the three months ended December 27, 2013 includes a favorable risk insurance adjustment of $3.0 million related to favorable claims experience offset by the pretax loss of approximately $6.7 million on the Chalet divestiture (see Note 2). FSS North America sales and operating income for the three months ended December 28, 2012 were negatively affected by Hurricane Sandy and the National Hockey League lockout.
Food and Support Services International ("FSS International") operating income for the three months ended December 28, 2012 includes severance related expenses of $2.4 million.
Uniform and Career Apparel ("Uniform") operating income for the three months ended December 28, 2012 includes a favorable risk insurance adjustment of $1.7 million related to favorable claims experience and severance related expenses of $3.6 million.
Corporate expenses includes share-based compensation expense (see Note 9), approximately $5.0 million of cash bonuses and certain other expenses related to the completion of the IPO (see Note 8) and approximately $5.2 million of costs related to the Company's rebranding initiative.
Interest and Other Financing Costs, net, for the three month period of fiscal 2014 was favorably impacted by the refinancing of the Company's debt during fiscal 2013 and lower average debt levels offset by the impact of forward starting interest rate swaps entered into during fiscal 2013. Interest and Other Financing Costs, net, for the three month period of fiscal 2013 includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement (see Note 6) and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014 (see Note 7).

(13)	NEW ACCOUNTING STANDARD UPDATES:

In December 2011, the FASB issued an accounting standard update (“ASU”) that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instruments impact on a company’s financial position. In January 2013, the FASB issued an accounting standard update to clarify the scope of this ASU. The Company adopted the guidance in the first quarter of fiscal 2014 which did not have a material impact on the condensed consolidated financial statements.
In February 2013, the FASB issued an accounting standard update which requires companies to disclose information about reclassifications out of accumulated other comprehensive income (“AOCI”). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. The Company adopted the guidance in the first quarter of fiscal 2014 which did not have a material impact on the condensed consolidated financial statements.
In January 2014, the FASB issued an accounting standard update which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The guidance is effective for the Company beginning in the second quarter of fiscal 2015. The Company is currently evaluating the impact of the pronouncement.

(14)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $117.4 million at December 27, 2013 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 27, 2013.
From time to time, the Company and its subsidiaries are a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
 (15) FAIR VALUE OF ASSETS AND LIABILITIES:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•
Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•    Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at December 27, 2013 and September 27, 2013 was $5,715.9 million and $5,854.9 million, respectively. The carrying value of the Company’s debt at December 27, 2013 and September 27, 2013 was $5,644.7 million and $5,824.1 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
During the first quarter of fiscal 2014, the Company's obligation to repurchase shares was eliminated (see Note 8). The following table presents the changes in the Company's common stock subject to repurchase, a level 3 measurement, for the three months ended December 27, 2013 (in thousands):

Common Stock Subject to Repurchase
Balance, September 27, 2013	$158,708
Repurchases of common stock	(763)
Reclassification of common stock subject to repurchase	(157,945)
Balance, December 27, 2013	$—
 (16) EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share attributable to ARAMARK Holdings stockholders (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Earnings:
Net income attributable to ARAMARK Holdings stockholders	$44,762	$42,814
Shares:
Basic weighted-averages shares outstanding	206,462	201,991
Effect of dilutive securities	8,832	7,116
Diluted weighted-averages shares outstanding	215,294	209,107

Basic Earnings Per Share:
Net income attributable to ARAMARK Holdings stockholders	$0.22	$0.21

Diluted Earnings Per Share:
Net income attributable to ARAMARK Holdings stockholders	$0.21	$0.20
Share-based awards to purchase 7.3 million and 3.9 million shares were outstanding at December 27, 2013 and December 28, 2012, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units to purchase 5.6 million and 10.7 million shares were outstanding at December 27, 2013 and December 28, 2012, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not met.
 (17) SUBSEQUENT EVENT:

On February 4, 2014, the Company's Board declared a $0.075 dividend per share of common stock, payable on March 11, 2014, to shareholders of record on the close of business on February 18, 2014.

(18)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. The 5.75% Senior Notes are an obligation of the Company's wholly-owned subsidiary, ARAMARK Corporation, and are jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 27, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23.3	$43.5	$48.8	$—	$115.6
Receivables	—	2.2	277.3	1,225.0	—	1,504.5
Inventories, at lower of cost or market	—	15.3	434.1	83.6	—	533.0
Prepayments and other current assets	—	19.5	77.9	86.1	—	183.5
Total current assets	—	60.3	832.8	1,443.5	—	2,336.6

Property and Equipment, net	—	24.9	746.4	196.0	—	967.3
Goodwill	—	173.1	3,981.7	460.3	—	4,615.1
Investment in and Advances to Subsidiaries	1,687.0	6,138.8	474.3	122.4	(8,422.5)	—
Other Intangible Assets	—	30.2	1,190.8	142.2	—	1,363.2
Other Assets	—	71.4	630.5	267.2	(2.0)	967.1
	$1,687.0	$6,498.7	$7,856.5	$2,631.6	$(8,424.5)	$10,249.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$29.9	$12.0	$46.9	$—	$88.8
Accounts payable	2.0	159.1	354.9	244.3	—	760.3
Accrued expenses and other current liabilities	1.7	222.5	608.3	307.1	0.1	1,139.7
Total current liabilities	3.7	411.5	975.2	598.3	0.1	1,988.8
Long-term Borrowings	—	4,872.6	37.2	646.1	—	5,555.9
Deferred Income Taxes and Other Noncurrent Liabilities	—	330.0	593.3	87.9	—	1,011.2
Intercompany Payable	—	—	5,333.3	1,383.1	(6,716.4)	—
Common Stock Subject to Repurchase and other	—	—	10.1	—	—	10.1
Total Stockholders' Equity	1,683.3	884.6	907.4	(83.8)	(1,708.2)	1,683.3
	$1,687.0	$6,498.7	$7,856.5	$2,631.6	$(8,424.5)	$10,249.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 27, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23.0	$40.5	$47.5	$—	$111.0
Receivables	—	1.4	242.9	1,161.6	—	1,405.9
Inventories, at lower of cost or market	—	15.9	441.0	85.1	—	542.0
Prepayments and other current assets	—	46.2	103.1	79.0	—	228.3
Total current assets	—	86.5	827.5	1,373.2	—	2,287.2

Property and Equipment, net	—	24.4	751.2	201.7	—	977.3
Goodwill	—	173.1	3,994.6	452.3	—	4,620.0
Investment in and Advances to Subsidiaries	1,062.7	6,267.4	444.8	124.5	(7,899.4)	—
Other Intangible Assets	—	32.6	1,230.0	146.1	—	1,408.7
Other Assets	—	68.4	629.5	278.0	(2.0)	973.9
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$22.5	$12.0	$31.3	$—	$65.8
Accounts payable	—	147.0	448.3	293.7	—	889.0
Accrued expenses and other current liabilities	0.3	230.2	875.6	328.3	0.1	1,434.5
Total current liabilities	0.3	399.7	1,335.9	653.3	0.1	2,389.3
Long-term Borrowings	—	5,101.7	40.4	616.1	—	5,758.2
Deferred Income Taxes and Other Noncurrent Liabilities	—	326.2	618.3	102.5	—	1,047.0
Intercompany Payable	—	—	5,016.0	1,305.7	(6,321.7)	—
Common Stock Subject to Repurchase and other	158.7	—	10.2	—	—	168.9
Total Stockholders' Equity	903.7	824.8	856.8	(101.8)	(1,579.8)	903.7
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 27, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$264.0	$2,390.0	$1,109.1	$—	$3,763.1
Costs and Expenses:
Cost of services provided	—	233.7	2,102.1	1,018.9	—	3,354.7
Depreciation and amortization	—	5.0	106.4	25.4	—	136.8
Selling and general corporate expenses	5.2	70.8	33.5	4.7	—	114.2
Interest and other financing costs, net	—	75.3	(0.1)	8.2	—	83.4
Expense allocations	—	(123.1)	114.8	8.3	—	—
	5.2	261.7	2,356.7	1,065.5	—	3,689.1
Income (Loss) before Income Taxes	(5.2)	2.3	33.3	43.6	—	74.0
Provision (Benefit) for Income Taxes	(1.8)	0.7	15.0	15.1	—	29.0
Equity in Net Income of Subsidiaries	48.2	—	—	—	(48.2)	—
Net income	44.8	1.6	18.3	28.5	(48.2)	45.0
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	—	0.2
Net income attributable to ARAMARK Holdings stockholders	$44.8	$1.6	$18.1	$28.5	$(48.2)	$44.8
Other comprehensive income (loss), net of tax	5.5	11.7	1.0	(9.2)	(3.5)	5.5
Comprehensive income attributable to ARAMARK Holdings stockholders	$50.3	$13.3	$19.1	$19.3	$(51.7)	$50.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDNGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 28, 2012
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$257.1	$2,219.2	$1,059.6	$—	$3,535.9
Costs and Expenses:
Cost of services provided	—	239.2	1,949.0	983.2	—	3,171.4
Depreciation and amortization	—	5.0	102.3	26.1	—	133.4
Selling and general corporate expenses	1.1	18.1	31.4	5.1	—	55.7
Interest and other financing costs, net	13.9	87.8	(0.1)	11.8	—	113.4
Expense allocations	—	(86.1)	81.8	4.3	—	—
	15.0	264.0	2,164.4	1,030.5	—	3,473.9
Income (Loss) before Income Taxes	(15.0)	(6.9)	54.8	29.1	—	62.0
Provision (benefit) for Income Taxes	(5.6)	(4.1)	18.7	9.8	—	18.8
Equity in Net Income of Subsidiaries	52.2	—	—	—	(52.2)	—
Net income (loss)	42.8	(2.8)	36.1	19.3	(52.2)	43.2
Less: Net income attributable to noncontrolling interests	—	—	0.2	0.2	—	0.4
Net income attributable to ARAMARK Holdings stockholders	$42.8	$(2.8)	$35.9	$19.1	$(52.2)	$42.8
Other comprehensive income (loss), net of tax	4.7	13.6	—	(6.2)	(7.4)	4.7
Comprehensive income attributable to ARAMARK Holdings stockholders	$47.5	$10.8	$35.9	$12.9	$(59.6)	$47.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 27, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$85.6	$(273.1)	$(92.3)	$(1.5)	$(281.3)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(6.0)	(65.7)	(14.0)	—	(85.7)
Disposals of property and equipment	—	6.4	1.8	0.6	—	8.8
Proceeds from divestiture	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(4.6)	(3.6)	—	(8.2)
Other investing activities	—	—	3.7	(1.4)	—	2.3
Net cash used in investing activities	—	0.4	(40.8)	(18.4)	—	(58.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	151.3	—	46.6	—	197.9
Payments of long-term borrowings	—	(370.0)	(3.4)	(4.1)	—	(377.5)
Net change in funding under the Receivables Facility	—	—	—	—	—	—
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	1.8	—	—	—	1.8
Repurchase of common stock	—	(0.6)	—	—	—	(0.6)
Other financing activities	—	0.3	(1.1)	(0.2)	—	(1.0)
Change in intercompany, net	(524.1)	131.5	321.4	69.7	1.5	—
Net cash provided by (used in) financing activities	—	(85.7)	316.9	112.0	1.5	344.7
Increase in cash and cash equivalents	—	0.3	3.0	1.3	—	4.6
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$23.3	$43.5	$48.8	$—	$115.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 28, 2012
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$64.3	$(167.4)	$(73.6)	$(22.2)	$(198.9)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(2.0)	(60.1)	(13.3)	—	(75.4)
Disposals of property and equipment	—	—	1.6	2.6	—	4.2
Proceeds from divestitures	—	—	0.1	—	—	0.1
Acquisitions of businesses, net of cash acquired	—	—	(11.7)	—	—	(11.7)
Other investing activities	—	0.1	4.3	(0.3)	—	4.1
Net cash used in investing activities	—	(1.9)	(65.8)	(11.0)	—	(78.7)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	893.3	—	70.4	—	963.7
Payments of long-term borrowings	—	(475.6)	(3.2)	(180.1)	—	(658.9)
Net change in funding under the Receivables Facility	—	—	—	36.2	—	36.2
Distribution in connection with spin-off of Seamless Holdings	—	(47.4)	—	—	—	(47.4)
Proceeds from issuance of common stock	—	3.2	—	—	—	3.2
Repurchase of common stock	—	(15.6)	—	—	—	(15.6)
Other financing activities	—	(10.4)	(0.7)	(0.3)	—	(11.4)
Change in intercompany, net	—	(408.4)	235.9	150.3	22.2	—
Net cash provided by (used in) financing activities	—	(60.9)	232.0	76.5	22.2	269.8
Increase (decrease) in cash and cash equivalents	—	1.5	(1.2)	(8.1)	—	(7.8)
Cash and cash equivalents, beginning of period	0.1	27.4	41.7	67.6	—	136.8
Cash and cash equivalents, end of period	$0.1	$28.9	$40.5	$59.5	$—	$129.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended December 27, 2013 and December 28, 2012 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2013 included the Company's prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013.
On December 17, 2013, ARAMARK Holdings Corporation (the "Company", "Holdings", "we", "our") completed its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share. The Company's common stock trades on the New York Stock Exchange under the symbol "ARMK".
Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the heading "Special Note About Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW
We are a leading global provider of food, facilities and uniform services to education, healthcare, business and industry, and sports, leisure and corrections clients. Our core market is North America, which is supplemented by an additional 19-country footprint serving many of the fastest growing global geographies. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
The Company operates its business in three reportable segments:

•
Food and Support Services North America (“FSS North America”)—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public in the United States, Canada and Mexico.

•
Food and Support Services International (“FSS International”)—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. We have operations in 19 countries outside North America. Our largest international operations are in the United Kingdom, Germany, Chile and Ireland, and in each of these countries we are one of the leading food service providers. We also have operations in emerging market geographies, such as other countries in South America and China, and we own 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan.

•
Uniform and Career Apparel (“Uniform”)—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis and direct marketing of personalized uniforms and career apparel and accessories to businesses, public institutions and individuals. We also provide walk-off mats, cleaning cloths and disposable towels.

Our Food and Support Services operations focus on serving clients in four principal sectors: Education, Healthcare, Business & Industry and Sports, Leisure and Corrections. Our FSS International reportable segment provides a similar range of services as those provided to our FSS North America reportable segment clients and operates in the same sectors although it is more heavily weighted towards Business & Industry. For the first quarter of fiscal 2014, our FSS North America segment generated $2.6 billion in sales, or 70% of our total sales, and our FSS International segment generated $0.8 billion in sales, or 20% of our total sales. Our Uniform segment provides uniforms, career and image apparel, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, Puerto Rico, Japan and Canada, including manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products and other accessories through rental and direct purchase programs to businesses, government agencies and individuals. For the first quarter of fiscal 2014, our Uniform segment generated $0.4 billion in sales, or 10% of our total sales. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses and are not included in our segment results.
Our operating results continue to be affected by the economic uncertainty being experienced in the countries in which we operate. Across all of our businesses, we are planning and executing both growth and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives starting in the second quarter of fiscal 2013 and continued through the first quarter of fiscal 2014 and estimate that we will incur an additional $15 to $40 million of costs over the next 12 months.
Seasonality
Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter, as a result of different factors. Within our FSS North America segment, historically there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports, entertainment and recreational clients. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports, entertainment and recreational clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools on our educational operations.
Sources of Sales
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We use two general contract types in our FSS North America and FSS International segments: profit and loss contracts and client interest contracts. These contracts differ in their provision for the amount of financial risk that we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys.
For our Uniform segment, we typically serve our rental clients under written service contracts for an initial term of three to five years. Because the majority of our clients purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat clients. Our direct marketing business is, to a large degree, relationship-centered. While we have long term relationships with some of our larger clients, we generally do not have contracts with these clients.
Costs and Expenses
Our costs and expenses are comprised of Cost of services provided, depreciation and amortization and selling and general corporate expenses. Cost of services provided consists of direct expenses associated with our operations, including food costs, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Depreciation and amortization mainly relate to assets used in generating sales. Selling and general corporate expenses include expenses related to sales commissions, marketing, share-based compensation and other costs related to administrative functions including compensation and benefits, professional services and information technology.
Interest and Other Financing Costs, net
Interest and other financing costs, net relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized as deferred financing costs and are being amortized over the term of the borrowing.
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements and the effect of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
Foreign Currency Fluctuations

The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the current year period were used in translation for the comparable prior year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment.
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our condensed consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
Asset Impairment Determinations
Goodwill and the ARAMARK trade name are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the Food and Support Services—International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity.
With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company compares the sum of the future expected cash flows from the asset, undiscounted and without interest charges, to the asset’s carrying value. If the sum of the future expected cash flows from the asset is less than the carrying value, an impairment would be recognized for the difference between the estimated fair value and the carrying value of the asset.

In making future cash flow analyses of various assets, the Company makes assumptions relating to the following:

•	the intended use of assets and the expected future cash flows resulting directly from such use;

•	comparable market valuations of businesses similar to the Company’s business segments;

•	industry specific economic conditions;

•	competitor activities and regulatory initiatives; and

•	client and consumer preferences and behavior patterns.
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated statement of income.
Environmental Loss Contingencies
Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under federal, state, local and foreign environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and creditworthiness of other responsible parties and insurers.

Litigation and Claims
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	impact to the Company’s brand or reputation;

•	whether there is available insurance; and

•	advice of counsel.
Allowance for Doubtful Accounts
We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific clients and the aging of client balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector and the automotive, airline and financial services industries, and contractual rights and obligations. Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence
We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the Uniform and Career Apparel segment. In calculating our inventory obsolescence reserve, management analyzes historical and projected data regarding client demand within specific product categories and makes assumptions regarding economic conditions within client specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because client demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our results of operations.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.
Share-Based Compensation
We value our non-qualified stock option (time- and performance-based) and installment stock purchase opportunities ("ISPO") awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate. Since our stock has not been publicly traded for a significant amount of time, the expected volatility is based on an average of the historical volatility of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history and expected future dividend payouts, excluding dividends that resulted from activities we deemed to be one-time in nature. The expected term for all grants of time-based awards and ISPO awards were calculated using the simplified method, as permitted under SEC rules and regulations due to the lack of history of our equity incentive plan and the lack of history of a public market for our common stock. The expected term for all grants and modifications of performance-based awards was calculated utilizing the same approach as time-based awards as management believes that the exercise activity of award holders is similar for both types of awards, however management has calculated a different expected term for each tranche of the performance-based awards. The simplified method uses the midpoint between an option’s vesting date and contractual term. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. All other employee share-based awards and non-employee director awards are valued based on the fair value of our common stock on the date of grant.
Share-based compensation expense is recognized in our results of operations for the awards that are expected to vest. For time-based options, restricted stock and restricted stock units, share-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. For performance-based awards, management must assess the probability of the achievement of the performance targets, as defined in the plan. If the targets are not probable of achievement, changes in the recognition of share-based compensation expense may occur. Management makes its probability assessments based on the Company’s actual and projected results of operations. As share-based compensation expense recognized in the Company’s results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of each grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.
Management believes that the accounting estimate related to the expense of share-based awards is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period with respect to similar instruments.
Fair Value of Financial Assets and Financial Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•
Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement

Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. The fair value of the Company’s debt was computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The fair values for interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements are based on quoted market prices from various banks for similar instruments, adjusted for the Company and the counterparties’ credit risk. The Company performs an independent review of these values to determine if they are reasonable. The fair value of our derivative instruments are impacted by changes in interest rates, foreign exchange rates, and the prices of gasoline and diesel fuel. The fair value of our common stock subject to repurchase is derived principally from unobservable inputs. Management believes that the accounting estimate related to the fair value of our financial assets and financial liabilities is a critical accounting estimate due to its complexity and the significant judgments and estimates involved in determining fair value in the absence of quoted market prices.
*****
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
RESULTS OF OPERATIONS
The following tables present our sales and operating income, and related percentages, attributable to each operating segment, for the three months ended December 27, 2013 and December 28, 2012 (dollars in millions).

	Three Months Ended
	December 27, 2013		December 28, 2012
Sales by Segment	$	%	$	%
FSS North America	$2,620.4	70%	$2,457.6	70%
FSS International	775.6	20%	724.9	20%
Uniform	367.1	10%	353.4	10%
	$3,763.1	100%	$3,535.9	100%

	Three Months Ended
	December 27, 2013		December 28, 2012
Operating Income by Segment	$	%	$	%
FSS North America	$163.1	104%	$141.6	81%
FSS International	27.1	17%	19.2	11%
Uniform	40.3	26%	31.1	17%
	230.5	147%	191.9	109%
Corporate	(73.3)	-47%	(16.6)	-9%
	$157.2	100%	$175.3	100%
Consolidated Overview
Sales of $3.8 billion for the first quarter of fiscal 2014 represented an increase of 6% over the prior year period. This increase is primarily attributable to growth in the Sports, Leisure and Corrections and Education sectors of the FSS North America segment, growth in China, Chile and Argentina in our FSS International segment and growth in the uniform rental base business in our Uniform segment. This increase was partially offset by a sales decline in the Healthcare sector in the FSS North America segment and the impact of foreign currency translation (approximately -1%). Sales for the first quarter of fiscal 2013 were negatively impacted by the National Hockey League ("NHL") lockout and Hurricane Sandy.
Cost of services provided was $3.4 billion for the three month period of fiscal 2014 compared to $3.2 billion for the prior year period. Cost of services provided as a percentage of sales was 89% for the three month period of fiscal 2014 compared to 90% in the prior year period. Food and support service costs comprised approximately 29% of Cost of services provided in both periods, personnel costs comprised approximately 45% of Cost of services provided for the three month period of fiscal 2014 as compared to 46% for the prior year period, and other direct costs comprised the remaining approximately 26% of Cost of services provided for the three month period of fiscal 2014 as compared to 25% for the prior year period. Cost of services provided was impacted by the items discussed below for operating income.
Operating income was $157.2 million for the three month period of fiscal 2014 compared to $175.3 million in the prior year period. This decrease is mainly due to the approximately $36.9 million of share-based compensation expense related to the modification of performance-based options (see Note 9 to the condensed consolidated financial statements), the loss on the sale of the McKinley Chalet hotel of approximately $6.7 million within the Sports, Leisure and Corrections sector, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and transformation and rebranding initiatives of approximately $10.2 million. This decrease more than offset the profit growth in our Business & Industry and Education sectors, profit growth in the U.K. and in the uniform rental business. The three month period of fiscal 2014 also includes favorable risk insurance adjustments of $3.9 million. The three month period of fiscal 2013 was negatively affected by the NHL lockout and Hurricane Sandy and severance related charges of $6.0 million in the Uniform and FSS International segments.

Interest and Other Financing Costs, net, for the three month period of fiscal 2014 decreased approximately $30.0 million from the prior year period primarily due to the refinancing of the Company's debt during fiscal 2013 and lower average debt levels offset by the impact of forward starting interest rate swaps entered into during fiscal 2013. Interest and Other Financing Costs, net, for the three month period of fiscal 2013 includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan with a maturity date of January 26, 2014.
The effective income tax rate for the three months of fiscal 2014 was 39.2% compared to 30.3% in the prior year period. The increase is primarily due to the reduction of goodwill in connection with the sale of the McKinley Chalet hotel that was not tax deductible.
Net income for the three month period of fiscal 2014 was $44.9 million compared to $43.2 million in the prior year period. Net income attributable to noncontrolling interests for the three month period of fiscal 2014 was $0.2 million compared to $0.4 million in the prior year period.
Segment Results
The following tables present a fiscal 2014/2013 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended
Sales by Segment	December 27, 2013	December 28, 2012	Change
			$	%
FSS North America	$2,620.4	$2,457.6	$162.8	7%
FSS International	775.6	724.9	50.7	7%
Uniform	367.1	353.4	13.7	4%
	$3,763.1	$3,535.9	$227.2	6%
	Three Months Ended
Operating Income by Segment	December 27, 2013	December 28, 2012	Change
			$	%
FSS North America	$163.1	$141.6	$21.5	15%
FSS International	27.1	19.2	7.9	41%
Uniform	40.3	31.1	9.2	30%
Corporate	(73.3)	(16.6)	(56.7)	**
	$157.2	$175.3	$(18.1)	-10%
____________________
** - Not meaningful

FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments of the FSS North America reportable segment are Business & Industry; Education; Healthcare; and Sports, Leisure and Corrections.
Sales for each of these operating segments are summarized as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	December 27, 2013	December 28, 2012
Business & Industry	$575.4	$568.0
Education	1,097.2	1,021.1
Healthcare	485.1	496.8
Sports, Leisure and Corrections	462.7	371.7
	$2,620.4	$2,457.6

The Company’s Education and Healthcare operating segments generally have high-single digit operating margins on an annual basis while the Business & Industry and Sports, Leisure and Corrections operating segments generally have mid-single digit operating margins on an annual basis.
FSS North America segment sales for the three month period of fiscal 2014 increased 7% over the prior year primarily due to growth in the Sports, Leisure and Corrections and Education sectors. Sales for the three month period of fiscal 2013 were negatively affected by the NHL lockout and Hurricane Sandy.
The Business & Industry sector had low-single digit sales growth for the three month period of fiscal 2014 primarily due to new business within our facility services business. The sector also had base business growth within our dining operations partially due to the impact of Hurricane Sandy on the prior year.
The Education sector had high-single digit sales growth for the three month period of fiscal 2014 due to growth in base business within our Higher Education food business and net new business in our K-12 food business.
The Healthcare sector had low-single digit sales decline for the three month period of fiscal 2014 due to the impact of prior year lost business.
The Sports, Leisure and Corrections sector had double digit sales growth for the three month period of fiscal 2014 primarily related to additional Major League Baseball playoff games, including the World Series, and additional games at the stadiums and arenas we serve due to new business from National Football League teams and from the impact of the prior year NHL lockout. The sector also benefited from new business within Corrections.
Cost of services provided was $2.4 billion for the three month period of fiscal 2014 compared to $2.2 billion for the prior year. Cost of services provided as a percentage of sales was 90% in both periods. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for the first quarter of fiscal 2014 was $163.1 million compared to $141.6 million in the prior year period primarily due to profit growth in our Business & Industry, Sports, Leisure and Corrections and Education sectors which more than offset the negative impact of foreign currency translation (approximately -1%) and the loss on the sale of the McKinley Chalet hotel of approximately $6.7 million. The profit growth in our sectors were also positively impacted by the impact of new business, cost savings from our productivity initiatives and a favorable risk insurance adjustment of approximately $3.0 million related to favorable claims experience. Operating income in the first quarter of fiscal 2013 was negatively affected by the NHL lockout and Hurricane Sandy.
FSS International Segment
Sales in the FSS International segment for the first quarter of fiscal 2014 increased 7% compared to the prior year period due to growth in the U.K, China, Chile and Argentina.

Cost of services provided was $0.7 billion for both periods. Cost of services provided as a percentage of sales was 94% in both periods. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for the first quarter of fiscal 2014 was $27.1 million compared to $19.2 million in the prior year period as profit growth in the U.K. and Germany more than offset the negative impact of foreign currency translation (approximately -6%). Profit growth was positively impacted by cost savings from our productivity initiatives. Operating income in the first quarter of fiscal 2013 included severance related expenses of $2.4 million.
Uniform
Uniform segment sales increased 4% for the three month period of fiscal 2014 compared to the prior year period primarily due to growth in our rental business.
Cost of services provided was $0.3 billion for both periods. Cost of services provided as a percentage of sales was 78% as compared to 80% for the prior year period due to cost control initiatives. Cost of services provided was also impacted by the items discussed below for operating income.
Operating income for the first quarter of fiscal 2014 was $40.3 million compared to $31.1 million in the prior year period primarily due to growth in the uniform rental business and severance related charges incurred in the prior year of $3.6 million. Operating income in the first quarter of fiscal 2013 was negatively affected by Hurricane Sandy.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $73.3 million for the first quarter of fiscal 2014 compared to $16.6 million for the prior year period. The increase is primarily due to approximately $36.9 million of share-based compensation expense related to a modification of the vesting provisions relating to outstanding performance-based options that did not meet the applicable performance thresholds in prior years, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and transformation and rebranding initiatives of approximately $10.2 million. Corporate expenses in the first quarter of fiscal 2013 included an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 27, 2013, we had $115.6 million of cash and cash equivalents and approximately $399.7 million of availability under our senior secured revolving credit facility.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under our senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, the Company has repositioned its service portfolio so that today a significant portion of the operating income in our FSS North America segment comes from sectors and businesses such as Education, Healthcare and corrections, which we believe to be economically less sensitive. In addition, we have worked to further diversify our international business by geography and sector. The Company routinely monitors its cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012
Net cash used in operating activities	$(281.3)	$(198.9)
Net cash used in investing activities	(58.8)	(78.7)
Net cash provided by financing activities	344.7	269.9
	$4.6	$(7.7)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
During the first quarter of fiscal 2014, the increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company's segments as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the first quarter of fiscal 2014. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $19.4 million), primarily due to the growth of the business and timing of collections, Accounts Payable (approximately $19.5 million), due to timing of disbursements and Accrued Expenses (approximately $103.4 million) related to the timing of customer advance payments and commission payments as compared to the prior year period offset by changes in Prepayments and other current assets (approximately $25.5 million), due to timing of income tax payments. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses.
Cash Flows Used in Investing Activities
During the first quarter of fiscal 2014, the Company received proceeds of $24.0 million related to the sale of the McKinley Chalet hotel in our Sports, Leisure and Corrections sector.
Cash Flows Provided by Financing Activities
On December 17, 2013, the Company completed an initial public offering ("IPO") of 28,000,000 shares of our common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the offering. The Company used the net proceeds to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility, due July 2016.
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless to its stockholders. In the spin-off, ARAMARK Corporation distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company’s former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate Holdco Corporation (“ARAMARK Intermediate”). Thereafter, ARAMARK Intermediate distributed such shares to the Company, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of ARAMARK Holdings common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each ARAMARK Holdings stockholder received one share of Seamless Holdings common stock for each share of ARAMARK Holdings common stock held as of the record date. The Company distributed cash of approximately $47.4 million to Seamless prior to the spin-off.
On December 20, 2012, ARAMARK Corporation amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans with a maturity date of July 26, 2016. The proceeds of the new term loans were used primarily to repay approximately $650 million of existing term loans with a maturity date of January 26, 2014 and to fund certain discounts, fees and costs associated with the amendment. The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans and consisted of the remaining balance of the un-extended term loans. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.6 million of the third-party costs were paid to entities affiliated with Goldman Sachs Capital Partners and J.P. Morgan Partners.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing our senior notes contains similar provisions. As of December 27, 2013, we were in compliance with these covenants.
Under the senior secured credit agreement and the indenture governing our senior notes we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as “Covenant EBITDA” and “Covenant Adjusted EBITDA.” Covenant EBITDA and Covenant Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. Covenant EBITDA is defined as net income (loss) of ARAMARK Corporation and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Covenant Adjusted EBITDA is defined as Covenant EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture.
Covenant EBITDA and Covenant Adjusted EBITDA are included in this section to provide additional information to investors about the calculation of certain financial measures in the senior secured credit agreement and the indenture governing our senior notes that are calculated by reference to Covenant Adjusted EBITDA. Our presentation of these measures has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. You should not consider these measures as alternatives to net income or operating income determined in accordance with U.S. GAAP. Covenant EBITDA and Covenant Adjusted EBITDA, as presented by us, may not be comparable to other similarly titled measures of other companies because not all companies use identical calculations.
The following is a reconciliation of net income attributable to ARAMARK Corporation stockholder, which is a U.S. GAAP measure of ARAMARK Corporation’s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement and the indenture governing our senior notes. Covenant EBITDA and Covenant Adjusted EBTIDA are measures of ARAMARK Corporation and its restricted subsidiaries only and do not include the results of Holdings.

(dollars in millions)	Three Months Ended December 27, 2013	Three Months Ended September 27, 2013	Three Months Ended June 28, 2013	Three Months Ended March 29, 2013	Twelve Months Ended December 27, 2013
Net income (loss) attributable to ARAMARK Corporation stockholder	$44.8	$39.2	$27.8	$(17.1)	$94.7
Interest and other financing costs, net	83.4	82.4	80.9	110.0	356.7
Provision (Benefit) for income taxes	29.0	12.5	14.7	(13.2)	43.0
Depreciation and amortization	136.8	137.6	135.8	135.3	545.5
Covenant EBITDA	294.0	271.7	259.2	215.0	1,039.9
Share-based compensation expense(1)	45.4	7.1	3.5	4.8	60.8
Unusual or non-recurring (gains)/losses(2)	6.7	—	—	6.0	12.7
Pro forma EBITDA for equity method investees(3)	5.8	3.5	5.4	5.7	20.4
Pro forma EBITDA for certain transactions(4)	—	(5.9)	(1.5)	0.3	(7.1)
Other(5)	1.2	19.1	8.8	41.0	70.1
Covenant Adjusted EBITDA	$353.1	$295.5	$275.4	$272.8	$1,196.8

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).

(2)
The three months ended December 27, 2013 includes a pretax loss of approximately $6.7 million related to the sale of the McKinley Chalet hotel in our Sports, Leisure and Corrections sector of the FSS North America segment. The three months ended March 29, 2013 includes: (a) goodwill impairment charges in Spain and Korea; (b) asset write-downs mainly related to client contract investments; (c) other income related to the Company’s investment (possessory interest) at one of our National Park Service sites which was terminated in the prior year; and (d) insurance proceeds from the impact of Hurricane Sandy.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)	Represents the annualizing of estimated EBITDA from acquisitions and divestitures made during the period.

(5)
Other includes certain other miscellaneous items. The three months ended September 27, 2013 includes $16.5 million of severance and other related costs related to the Company’s transformation initiative and $1.0 million for discontinued operations related to the Galls tax audit. The three months ended June 28, 2013 includes $6.6 million of severance and other related costs related to the Company’s transformation initiative and a loss of approximately $0.4 million resulting from the change in fair value on gasoline and diesel contracts. The three months ended March 29, 2013 includes $40.8 million of severance and other related costs related to the Company’s transformation initiative.

Our covenant requirements and actual ratios for the twelve months ended December 27, 2013 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.75x	3.78x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	3.86x

(1)
Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.875x, being reduced over time to 5.125x by the end of 2016. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the receivables facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.

(2)
Our senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indenture governing our senior notes includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries, affiliates or significant stockholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of the Company’s outstanding indebtedness. The Company used the net proceeds from its IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility, due July 2016
Prior to the IPO, pursuant to the Amended and Restated Stockholders' Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. Upon completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of December 27, 2013 and September 27, 2013 was $0 and $158.7 million.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of December 27, 2013, approximately $300.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on actuarial analyses.
LEGAL PROCEEDINGS
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.
From time to time, the Company and its subsidiaries are a party to various legal actions and investigations involving claims incidental to the conduct of its business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

NEW ACCOUNTING STANDARD UPDATES
See Note 13 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting standard updates.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “outlook,” “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning or the negative versions of such words.

Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; changes in, new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; potential conflicts of interest between certain of our controlling shareholders and us; and other factors set forth under the headings  “Risk Factors,” “Business - Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections in our prospectus dated December 11, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act on December 12, 2013, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 27, 2013 has not materially changed from September 27, 2013 (see "Management's Discussion and Analysis of Financial Condition-Quantitative and Qualitative Disclosure about Market Risk" in our prospectus dated December 11, 2013, filed with the SEC under Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013). See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments and Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of December 27, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” for a description of the Company’s legal proceedings.
ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in our prospectus dated December 11, 2013 and filed with the Securities Exchange Commission on December 12, 2013 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 17, 2013, the Company completed an initial public offering of its common stock in which it issued and sold 28,000,000 shares of common stock and the selling stockholders of the Company offered and sold 13,687,500 shares of common stock, including 5,437,500 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option for a total registration and sale of 41,687,500 shares of common stock. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-191057), which was declared effective by the SEC on December 11, 2013. The common stock is listed on the New York Stock Exchange under the symbol “ARMK”. The Company’s shares of common stock were sold at an initial offering price of $20.00 per share, which generated net proceeds of approximately $524.1 million to the Company, after deducting approximately $37.2 million in underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders who sold shares of common stock for an aggregate offering price of $273,750,000. The Company used the net proceeds primarily to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility, due July 2016. Certain affiliates of Goldman Sachs Capital Partners and J.P. Morgan Partners, LLC, are holders of the Company’s common stock and acted as joint book-running managers and representatives of the underwriters and are lenders under the Company’s Senior Secured Credit Agreement, including our revolving credit facility and as such, received a portion of the underwriting commissions and fees and a portion of the proceeds when the Company repaid a portion of its debt.
Goldman, Sachs & Co., J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, and Morgan Stanley & Co. LLC acted as joint book-running managers and the representatives of the underwriters, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets LLC, and Wells Fargo Securities, LLC acted as bookrunners, and Robert W. Baird & Co. Incorporated, PNC Capital Markets LLC, Rabo Securities USA, Inc., Samuel A. Ramirez & Company, Inc., Santander Investment Securities Inc., SMBC Nikko Securities America, Inc., and The Williams Capital Group, L.P. acted as co-managers of the offering.

(c) Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity from December 11, 2013, the date the Company’s common stock became registered under Section 12(b) of the Exchange Act, until the end of the Company’s first fiscal quarter:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 (September 28, 2013 - October 25, 2013)	N/A	N/A	N/A	N/A
Month 2 (October 26, 2013 - November 29, 2013)	N/A	N/A	N/A	N/A
Month 3 (November 29, 2013 - December 27, 2013)	8,390	$23.83	N/A	N/A
TOTAL	8,390	$23.83	N/A	N/A

1.
Consists of shares tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan.

ITEM 5.     OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended December 27, 2013. In addition, we sought confirmation from our Sponsors with respect to companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
Investment funds associated with or designated by J.P. Morgan Partners, LLC own shares of our common stock, and we were informed that JPMorgan Chase & Co. (“JPMorgan”; also referred to as “the Firm” in the disclosure below) included disclosure, as reproduced below, in its quarterly report on Form 10-Q as filed with the SEC on November 1, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of this company or any of its subsidiaries, and we have not independently verified or participated in the preparation of JPMorgan’s disclosure.
JPMorgan’s Disclosure
“Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the three month period ended September 30, 2013, it booked approximately 6 flights (of the approximately 15 million transactions it booked during the period) to Iran on Iran Air for passengers. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 at the time of travel or were employees of foreign governments that are targets of U.S. sanctions. CWT and the Firm believe that this activity is permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. CWT had approximately $3,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.”
ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of ARAMARK Holdings Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Holding Corporation's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Amended and Restated By-laws of ARAMARK Holdings Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.1	Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark Holdings Corporation.
10.2	Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark Holdings Corporation.
10.3	Indemnification Agreement dated February 4, 2014 between Christina Morrison and Aramark Holdings Corporation.
10.4	Form of Performance Stock Unit Award Agreement.
10.5
Joinder Agreement, dated as of December 17, 2013, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form S-4 (File No. 333-192907-147) filed with the Commission on December 17, 2013).

10.6
Amended and Restated Stockholders Agreement, dated as of December 10, 2013, among ARAMARK Holdings Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36223) filed with the Commission on December 16, 2013).

10.7
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among ARAMARK Holdings Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36223) filed with the Commission on December 16, 2013).

10.8
Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.9
 ARAMARK Holdings Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.10
Second Amended and Restated ARAMARK 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.11
Second Amended and Restated ARAMARK Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.12
Form of Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.13
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2014) (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.14
ARAMARK 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.15
Revised Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.16
Form of Amendment to Outstanding Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.17
Form of Non-Qualified Stock Option Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.18
Form of Restricted Stock Unit Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.72 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.19
Form of Deferred Stock Unit Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended December 27, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 27, 2013 and September 27, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended December 27, 2013 and December 28, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2013 and December 28, 2012; (v) Condensed Consolidated Statements of Equity for the three months ended December 27, 2013 and December 28, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK HOLDINGS CORPORATION

February 5, 2014	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of ARAMARK Holdings Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Holding Corporation's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Amended and Restated By-laws of ARAMARK Holdings Corporation (incorporated by reference to Exhibit 3.2 to ARAMARK Corporation's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.1	Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark Holdings Corporation.
10.2	Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark Holdings Corporation.
10.3	Indemnification Agreement dated February 4, 2014 between Christina Morrison and Aramark Holdings Corporation.
10.4	Form of Performance Stock Unit Award Agreement.
10.5
Joinder Agreement, dated as of December 17, 2013, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form S-4 (File No. 333-192907-147) filed with the Commission on December 17, 2013).

10.6
Amended and Restated Stockholders Agreement, dated as of December 10, 2013, among ARAMARK Holdings Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36223) filed with the Commission on December 16, 2013).

10.7
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among ARAMARK Holdings Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36223) filed with the Commission on December 16, 2013).

10.8
Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.9
 ARAMARK Holdings Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.10
Second Amended and Restated ARAMARK 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.11
Second Amended and Restated ARAMARK Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.12
Form of Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.13
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2014) (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.14
ARAMARK 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.15
Revised Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.16
Form of Amendment to Outstanding Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.17
Form of Non-Qualified Stock Option Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.18
Form of Restricted Stock Unit Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.72 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

10.19
Form of Deferred Stock Unit Award under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191057) filed with the Commission on November 19, 2013).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended December 27, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 27, 2013 and September 27, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended December 27, 2013 and December 28, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2013 and December 28, 2012; (v) Condensed Consolidated Statements of Equity for the three months ended December 27, 2013 and December 28, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.