Form 10-Q
period 2014-03-28
ARAMARK Holdings Corp
filed 2014-05-08
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of April 25, 2014: 231,181,581

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	March 28, 2014	September 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$139,184	$110,998
Receivables	1,523,027	1,405,843
Inventories, at lower of cost or market	549,942	541,972
Prepayments and other current assets	203,563	228,352
Total current assets	2,415,716	2,287,165
Property and Equipment, net	960,903	977,323
Goodwill	4,615,402	4,619,987
Other Intangible Assets	1,327,349	1,408,764
Other Assets	967,261	973,867
	$10,286,631	$10,267,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$89,613	$65,841
Accounts payable	804,241	888,969
Accrued expenses and other current liabilities	1,159,694	1,434,443
Total current liabilities	2,053,548	2,389,253
Long-Term Borrowings	5,547,928	5,758,229
Deferred Income Taxes and Other Noncurrent Liabilities	975,838	1,047,002
Common Stock Subject to Repurchase and Other	10,177	168,915
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2014–250,120,845 shares and 2013–219,585,247 shares; and outstanding: 2014–231,086,368 shares and 2013–201,798,518 shares)	2,501	2,194
Capital surplus	2,480,459	1,693,663
Accumulated deficit	(438,861)	(479,233)
Accumulated other comprehensive loss	(58,840)	(59,225)
Treasury stock (shares held in treasury: 2014–19,034,477 shares and 2013–17,786,729 shares)	(286,119)	(253,692)
Total stockholders' equity	1,699,140	903,707
	$10,286,631	$10,267,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$3,502,007	$3,403,737
Costs and Expenses:
Cost of services provided	3,159,808	3,132,226
Depreciation and amortization	125,317	135,304
Selling and general corporate expenses	96,075	55,992
	3,381,200	3,323,522
Operating income	120,807	80,215
Interest and Other Financing Costs, net	102,074	147,124
Income (Loss) Before Income Taxes	18,733	(66,909)
Provision (Benefit) for Income Taxes	5,616	(27,005)
Net income (loss)	13,117	(39,904)
Less: Net income attributable to noncontrolling interests	201	200
Net income (loss) attributable to ARAMARK Holdings stockholders	$12,916	$(40,104)

Earnings per share attributable to ARAMARK Holdings stockholders:
Basic	$0.06	$(0.20)
Diluted	$0.05	$(0.20)
Weighted Average Shares Outstanding:
Basic	230,693	201,468
Diluted	243,376	201,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Sales	$7,265,088	$6,939,652
Costs and Expenses:
Cost of services provided	6,514,627	6,303,766
Depreciation and amortization	262,141	268,704
Selling and general corporate expenses	210,291	111,648
	6,987,059	6,684,118
Operating income	278,029	255,534
Interest and Other Financing Costs, net	185,427	260,475
Income (Loss) Before Income Taxes	92,602	(4,941)
Provision (Benefit) for Income Taxes	34,569	(8,229)
Net income	58,033	3,288
Less: Net income attributable to noncontrolling interests	355	578
Net income attributable to ARAMARK Holdings stockholders	$57,678	$2,710

Earnings per share attributable to ARAMARK Holdings stockholders:
Basic	$0.26	$0.01
Diluted	$0.25	$0.01
Weighted Average Shares Outstanding:
Basic	218,653	201,728
Diluted	229,410	208,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Net income (loss)	$13,117	$(39,904)
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(153)	(543)
Foreign currency translation adjustments	(2,336)	(22,726)
Fair value of cash flow hedges	(2,677)	2,466
Other comprehensive income (loss), net of tax	(5,166)	(20,803)
Comprehensive income (loss)	7,951	(60,707)
Less: Net income attributable to noncontrolling interests	201	200
Comprehensive income (loss) attributable to ARAMARK Holdings stockholders	$7,750	$(60,907)

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Net income	$58,033	$3,288
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(308)	(1,130)
Foreign currency translation adjustments	(966)	(23,956)
Fair value of cash flow hedges	1,659	8,943
Other comprehensive income (loss), net of tax	385	(16,143)
Comprehensive income (loss)	58,418	(12,855)
Less: Net income attributable to noncontrolling interests	355	578
Comprehensive income (loss) attributable to ARAMARK Holdings stockholders	$58,063	$(13,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$58,033	$3,288
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	262,141	268,704
Income taxes deferred	(33,883)	(28,957)
Share-based compensation expense	72,998	8,821
Changes in noncash working capital	(507,238)	(269,864)
Other operating activities	20,529	69,071
Net cash (used in) provided by operating activities	(127,420)	51,063
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(172,223)	(167,207)
Disposals of property and equipment	12,636	6,469
Proceeds from divestitures	24,000	919
Acquisition of certain businesses, net of cash acquired	(10,820)	(22,477)
Other investing activities	5,129	22,974
Net cash used in investing activities	(141,278)	(159,322)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,734,343	3,230,710
Payments of long-term borrowings	(1,917,068)	(3,043,631)
Net change in funding under the Receivables Facility	—	36,200
Payment of dividends	(17,306)	—
Proceeds from initial public offering, net	524,081	—
Proceeds from issuance of common stock	3,419	4,372
Distribution in connection with spin-off of Seamless Holdings	—	(47,352)
Repurchase of common stock	(1,549)	(33,155)
Other financing activities	(29,036)	(55,918)
Net cash provided by financing activities	296,884	91,226
Increase (decrease) in cash and cash equivalents	28,186	(17,033)
Cash and cash equivalents, beginning of period	110,998	136,748
Cash and cash equivalents, end of period	$139,184	$119,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 28, 2014
(Unaudited)
(In Thousands)

	Total	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to ARAMARK Holdings stockholders	57,678			57,678
Other comprehensive income (loss)	385				385
Capital contributions from issuance of common stock	19,095	27	19,068
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	72,998		72,998
Tax benefits related to stock incentive plans	12,221		12,221
Change due to termination of provision in Stockholders' Agreement (see Note 8)	158,708		158,708
Purchases of common stock	(32,427)					(32,427)
Payment of dividends	(17,306)			(17,306)
Balance, March 28, 2014	$1,699,140	$2,501	$2,480,459	$(438,861)	$(58,840)	$(286,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 29, 2013
(Unaudited)
(In Thousands)

	Total	Total ARAMARK Holdings Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, September 28, 2012	$966,864	$933,017	$2,159	$1,636,128	$(444,479)	$(73,745)	$(187,046)	$33,847
Net income attributable to ARAMARK Holdings stockholders	2,926	2,710			2,710			216
Other comprehensive income (loss)	(16,143)	(16,143)				(16,143)
Capital contributions from issuance of common stock	14,164	14,164	19	14,145
Compensation expense related to stock incentive plans	8,821	8,821		8,821
Tax benefits related to stock incentive plans	881	881		881
Decrease in common stock subject to repurchase obligation, net	16,874	16,874		16,874
Purchases of common stock	(46,407)	(46,407)					(46,407)
Distributions of Seamless Holdings	(138,173)	(104,110)			(104,110)			(34,063)
Balance, March 29, 2013	$809,807	$809,807	$2,178	$1,676,849	$(545,879)	$(89,888)	$(233,453)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
On January 26, 2007, ARAMARK Holdings Corporation (the “Company” or “Holdings”), a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and former Chief Executive Officer of the Company, and certain other members of the Company’s management, acquired all of the outstanding shares of the Company's wholly-owned subsidiary, ARAMARK Corporation (“ARAMARK Corporation”), in a going-private transaction.
On December 12, 2013, the Company began trading its common stock on the New York Stock Exchange under the symbol "ARMK" after its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share (see Note 8).
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of stockholders' equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and Other.” As of March 28, 2014 and September 27, 2013, the redeemable noncontrolling interest related to the subsidiary was approximately $10.2 million and $10.2 million, respectively. For the three and six months ended March 28, 2014, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest was $0.4 million for the six months ended March 28, 2014. For the three and six months ended March 29, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest was $0.4 million for the six months ended March 29, 2013.
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
Fiscal 2014
McKinley Chalet Hotel
On October 7, 2013, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located in Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Operations for the six months ended March 28, 2014. The pretax loss includes a write-off of an allocation of goodwill of approximately $12.8 million (see Note 5). The results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Condensed Consolidated Statements of Operations and Cash Flows.
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
The Company made interest payments of approximately $192.7 million and $237.5 million and income tax payments of approximately $43.6 million and $52.4 million during the six months ended March 28, 2014 and March 29, 2013, respectively.
As of March 28, 2014 and September 27, 2013, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($30.8) million and ($30.5) million, respectively, foreign currency translation adjustments (net of tax) of approximately $2.3 million and $3.3 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($22.3) million and ($24.0) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($8.0) million and ($8.0) million, respectively.
For the three and six months ended March 28, 2014 and March 29, 2013, the tax effects on comprehensive income (loss) were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Foreign currency translation adjustments	$1,430	$2,707
Fair value of cash flow hedges	1,654	(1,690)
Pension plan adjustments	82	294

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Foreign currency translation adjustments	$4,027	$7,021
Fair value of cash flow hedges	(1,343)	(5,536)
Pension plan adjustments	166	611
(4) SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2013, the Company initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. The Company also recorded charges of approximately $11.7 million for goodwill impairments and other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments during the second quarter of fiscal 2013. In the second quarter of fiscal 2014, as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded additional net severance charges of approximately $1.8 million.
As of March 28, 2014 and September 27, 2013, the Company had an accrual of approximately $35.7 million and $46.7 million, respectively, related to the unpaid obligations for these costs.

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
Changes in total goodwill during the six months ended March 28, 2014 follow (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment	September 27, 2013	Acquisitions and Divestitures	Translation	March 28, 2014
FSS North America	$3,595,048	$(11,103)	$(176)	$3,583,769
FSS International	451,154	—	6,694	457,848
Uniform	573,785	—	—	573,785
	$4,619,987	$(11,103)	$6,518	$4,615,402
The reduction in goodwill for Food and Support Services—North America ("FSS North America") is primarily related to the Chalet divestiture (see Note 2).
Other intangible assets consist of (in thousands):

	March 28, 2014			September 27, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,891,679	$(1,323,921)	$567,758	$1,892,484	$(1,242,578)	$649,906
Trade names	761,224	(1,633)	759,591	760,491	(1,633)	758,858
	$2,652,903	$(1,325,554)	$1,327,349	$2,652,975	$(1,244,211)	$1,408,764
Acquisition-related intangible assets consist of customer relationship assets, the ARAMARK trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 12 years. The ARAMARK trade name is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually.
Amortization of intangible assets for the six months ended March 28, 2014 and March 29, 2013 was approximately $85.5 million and $96.3 million, respectively.

(6)	BORROWINGS:
As of March 28, 2014 and September 27, 2013, all of the Company’s indebtedness was held by ARAMARK Corporation. Long-term borrowings are summarized in the following table (in thousands):

	March 28, 2014	September 27, 2013
Senior secured revolving credit facility	$173,164	$10,000
Senior secured term loan facility, due July 2016	75,450	3,032,349
Senior secured term loan facility, due September 2019	1,392,469	1,393,559
Senior secured term loan facility, due February 2021	2,600,279	—
5.75% senior notes, due March 2020	1,000,000	1,000,000
Receivables Facility, due January 2015	300,000	300,000
Capital leases	54,012	52,385
Other	42,167	35,777
	5,637,541	5,824,070
Less—current portion	(89,613)	(65,841)
	$5,547,928	$5,758,229
The Company used the net proceeds from its initial public offering to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility (see Note 8).
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
2014 Amendment Agreement
On February 24, 2014, ARAMARK Corporation entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amends and restates the Credit Agreement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provides for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The term loans due on February 24, 2021 include €140.0 million of term loans denominated in euros, £115.0 million of term loans denominated in sterling and ¥5,042.0 million of term loans denominated in yen. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance existing term loans due 2016 and 2019 (with the exception of approximately $75.0 million in term loans due 2016 borrowed by ARAMARK Corporation’s Canadian subsidiary, which remain outstanding). All U.S. dollar denominated new term loans have an applicable margin of 2.50% for eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.75%, and an applicable margin of 1.50% for base-rate borrowings, subject to a minimum base rate of 1.75%. The new yen denominated and Euro denominated term loans have an applicable margin of 2.75% and the new sterling denominated terms loans have an applicable margin of 3.25%. The term loans due on February 24, 2021 were borrowed with an original issue discount of 0.50%. The term loans due on September 7, 2019 were borrowed with an original issue discount of 0.25%.
During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized and are included in the Condensed Consolidated Balance Sheets. Approximately $3.4 million and $5.1 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners, respectively. The Company also recorded charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 28, 2014 consisting of $13.1 million of third-party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
Amendment Agreement No. 1
On March 28, 2014, ARAMARK Corporation entered into Amendment Agreement No. 1 to the Credit Agreement, which allowed ARAMARK Corporation to borrow Canadian dollar denominated term loan in an amount of CAD34.0 million, due February 2021.
2013 Amendment Agreements
Amendment Agreement No. 4
On February 22, 2013, ARAMARK Corporation entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Credit Agreement which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, ARAMARK Corporation borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by ARAMARK Corporation with an original issue discount of 0.50%. During the second quarter of fiscal 2013, approximately $16.8 million of third-party costs directly attributable to Amendment Agreement No. 4 were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $6.8 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Amendment Agreement No. 3
On December 20, 2012, ARAMARK Corporation amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans to repay approximately $650 million of existing term loans and to fund certain discounts, fees and costs associated with the amendment. For the six months ended March 29, 2013, approximately $11.6 million of third-party costs directly attributable to Amendment Agreement No. 3 were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations. Approximately $4.6 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Senior Secured Revolving Credit Facility
The 2014 Amendment Agreement also provides for the extension, from January 26, 2017 to February 24, 2019, of the maturity of $565.0 million in revolving lender commitments of the existing $605.0 million revolving credit facility under the Credit Agreement. The 2014 Amendment Agreement also increases the revolving lender commitments by $165.0 million, for a total revolving credit facility of $770.0 million.
During the second quarter of fiscal 2014, approximately $4.8 million of third-party costs directly attributable to the revolving credit facility of the 2014 Amendment Agreement were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets.
5.75% Senior Notes due 2020
On March 7, 2013, ARAMARK Corporation issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by ARAMARK Corporation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets. Approximately $7.3 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.

Repurchase of 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 8.625% / 9.375% Senior Notes due 2016
In February 2013, the Company and ARAMARK Corporation commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016 and the 8.50% Senior Notes due 2015 and the Senior Floating Notes due 2015 (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date.
In connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes, the Company recorded $39.8 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 27, 2013, consisting of $12.9 million of third party costs for the tender offer premium and $26.9 million of non-cash charges for the write-off of deferred financing costs.

(7)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company previously entered into $2.4 billion notional amount of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. As a result of the 2014 Amendment Agreement, the Company de-designated the interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the 2014 Amendment Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the mark-to-market values of the Company's cash flow hedges included in Accumulated Other Comprehensive Loss, which was approximately $22.8 million of unrealized net of tax losses, were frozen as of the de-designation date and will be reclassified into earnings as the underlying hedged transactions affect earnings. In February 2014, the Company amended the interest rate swap agreements to match the terms of the new term loans under the 2014 Amendment Agreement to meet the criteria to be designated as cash flow hedging instruments. Subsequent to March 28, 2014, the Company entered into an additional $500 million notional amount of forward starting interest rate swap agreements. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of March 28, 2014 and September 27, 2013, approximately ($16.6) million and ($20.5) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended March 28, 2014 and March 29, 2013 was not material.
The Company previously entered into a $75.4 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. During the second quarter of fiscal 2014, approximately $82.7 million of amortizing cross currency swaps matured. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the six months ended March 28, 2014 and March 29, 2013, approximately $7.6 million and $1.5 million of unrealized net of tax gains (losses)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately ($5.3) million and ($4.1) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the six months ended March 28, 2014 and March 29, 2013, respectively. As of March 28, 2014 and September 27, 2013, unrealized net of tax losses of approximately ($5.7) million and ($3.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the six months ended March 28, 2014 and March 29, 2013 was not material.
As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swap that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations during the six months ended March 29, 2013.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Interest rate swap agreements	$(1,857)	$3,166
Cross currency swap agreements	(820)	(700)
	$(2,677)	$2,466

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Interest rate swap agreements	$3,926	$6,298
Cross currency swap agreements	(2,267)	2,645
	$1,659	$8,943
Derivatives not Designated in Hedging Relationships
In fiscal 2013, the Company elected to de-designate the cross currency swaps as a result of Amendment Agreement No. 3. As a result, changes in the fair value of these swaps are recorded in earnings. For the three and six months ended March 28, 2014, the Company recorded a pretax gain (loss) of approximately $3.6 million and $5.8 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations, respectively. For the three and six months ended March 29, 2013, the Company recorded a pretax gain (loss) of approximately $1.5 million and $2.2 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations, respectively.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During fiscal 2014, the Company has entered into contracts for approximately 4.9 million gallons. As of March 28, 2014, the Company has contracts for approximately 3.4 million gallons outstanding for fiscal 2014 and fiscal 2015. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded in earnings. The impact on earnings related to the change in fair value of these contracts for the three and six month periods of fiscal 2014 and fiscal 2013 were not material.
As of March 28, 2014, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €28.7 million, £8.2 million and CAD43.8 million to mitigate the risk of changes in foreign currency exchange rates on intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.
The Company's interest rate swap agreements are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations. The Company presents the net asset or liability position of its derivative fair values on the Condensed Consolidated Balance Sheets. The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in our Condensed Consolidated Balance Sheets (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Balance Sheet Location	March 28, 2014	September 27, 2013
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments	118	37
		$118	$37

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$—	$3,494
Interest rate swap agreements	Other Noncurrent Liabilities	27,139	30,431
Cross currency swap agreements	Other Noncurrent Liabilities	9,266	16,129
		36,405	50,054

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	346	366
Cross currency swap agreements	Accrued Expenses	—	12,818
		$36,751	$63,238
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended	Three Months Ended
	Account	March 28, 2014	March 29, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$6,989	$5,668
Cross currency swap agreements	Interest Expense	(2,209)	1,009
		$4,780	$6,677

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(3,465)	$(1,513)
Gasoline and diesel fuel agreements	Cost of services provided	220	(253)
Foreign currency forward exchange contracts	Interest Expense	1,148	(6,882)
		$(2,097)	$(8,648)

		Six Months Ended	Six Months Ended
	Account	March 28, 2014	March 29, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$16,183	$11,210
Cross currency swap agreements	Interest Expense	(4,824)	3,006
		$11,359	$14,216

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(5,111)	$1,021
Gasoline and diesel fuel agreements	Cost of services provided	(136)	(131)
Foreign currency forward exchange contracts	Interest Expense	4,285	(6,042)
		$(962)	$(5,152)
At March 28, 2014, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $17.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	CAPITAL STOCK:
On December 17, 2013, the Company completed the IPO of 28,000,000 shares of its common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. GS Capital Partners and J.P. Morgan Partners received approximately $6.5 million and $6.5 million, respectively, of underwriters' discounts relating to the shares sold by the Company which were included in the costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility and a portion of the principal on the senior secured term loan facility (see Note 6). In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO, which were included in the Condensed Consolidated Statements of Operations.
Prior to the IPO, pursuant to the Amended and Restated Stockholders Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. With the completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of March 28, 2014 and September 27, 2013 was $0 and $158.7 million, respectively.
During the three months ended March 28, 2014, the Company paid a dividend of approximately $17.3 million to its stockholders. On May 6, 2014, the Company's Board declared a $0.075 dividend per share of common stock, payable on June 9, 2014, to shareholders of record on the close of business on May 19, 2014.

(9)	SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors (the "Board") approved, and the stockholders of Holdings adopted by written consent, the ARAMARK Holdings Corporation 2013 Stock Incentive Plan (the “2013 Stock Plan”), which became effective on December 1, 2013. The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000. In connection with the adoption of the 2013 Stock Plan, the Board approved, and the stockholders of Holdings adopted by written consent, the Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan (the “Fifth Amended Stock Plan”) which amended certain terms of the 2007 Management Stock Incentive Plan ("2007 MSIP") in contemplation of the IPO, including providing that no awards will be granted under the Fifth Amended Stock Plan shortly following the consummation of an initial public offering, as grants following the IPO are made under the 2013 Stock Plan.
During the three and six months ended March 28, 2014, share-based compensation expense was approximately $27.6 million, before taxes of $10.8 million, and approximately $73.0 million, before taxes of $28.5 million, respectively. During the three and six months ended March 29, 2013, share-based compensation expense was approximately $4.8 million, before taxes of $1.9 million, and approximately $8.8 million, before taxes of $3.5 million, respectively.
Stock Options
Time-Based Options
The Company granted 1.9 million time-based options with a weighted-average grant-date fair value of $6.65 during the first quarter of fiscal 2014. The compensation cost charged to expense during the three and six months ended March 28, 2014 for time-based options was approximately $3.6 million and $6.8 million, respectively. The compensation cost charged to expense during the three and six months ended March 29, 2013 for time-based options was approximately $2.1 million and $4.0 million, respectively.
Performance-Based Options
On November 11, 2013, the Compensation Committee approved an amendment to all outstanding 2007 MSIP Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provides that in the event of an initial public offering of Holdings, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the “Missed Year Options”) will become vested if the initial public offering price for the common stock of Holdings equals or exceeds $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Holdings equals or exceeds $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options will become

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

vested. There were a total of approximately 5.0 million Missed Year Options which fully vested in the second quarter of fiscal 2014 as all performance targets were met. The fair values of the Missed Year Options were valued at the award modification date using a Monte-Carlo option model, which simulates a range of possible future stock prices and estimates the probabilities of meeting the modified vesting provision of the trading price for the common stock of Holdings equaling or exceeding $25.00 per share over any consecutive twenty day trading period during the 18 month period following the initial public offering. The following weighted-average assumptions were used in estimating the fair value of the Missed Year Options: estimated volatility (30%), expected dividend yield (1.5%), expected life (3-8 years) and risk-free rate (0.66%-2.63%). The weighted-average fair value of the Missed Year Options modified on November 11, 2013 was $10.19 per option.
During the three and six months ended March 28, 2014, the Company recognized a charge to expense of approximately $16.3 million and $55.4 million for performance-based options, respectively. These amounts include approximately $14.0 million and $50.9 million related to the Missed Year Options that were modified, respectively. During the three and six months ended March 29, 2013, $2.1 million and $3.4 million was charged to expense for performance-based options, respectively.
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.5 million and $1.2 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three and six months ended March 28, 2014, respectively. The Company recorded approximately $0.2 million and $0.6 million of compensation expense related to ISPOs during the three and six months ended March 29, 2013, respectively.
Time-Based Restricted Stock Units
The Restricted Stock Unit Agreement provides for grants of restricted stock units (“RSUs”), 25% of which will vest and be settled in shares on each of the first four anniversaries of the date of grant, subject to the participant’s continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested RSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
The Company granted 2,048,785 RSUs during the first quarter of fiscal 2014 at a weighted-average grant-date fair value of $20.45. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged to expense during the three and six months ended March 28, 2014 for RSUs was approximately $4.0 million and $6.3 million, respectively.
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
On December 20, 2013, the Company granted 466,763 PSUs with a weighted-average grant-date fair value of $23.92 with performance conditions based upon the achievement of a level of earnings per share. The compensation cost charged to expense during the six months ended March 28, 2014 for PSUs was approximately $1.8 million.
Deferred Stock Units
The Company granted 60,088 deferred stock units during the six months ended March 28, 2014. The compensation cost charged to expense during the three and six months ended March 28, 2014 for deferred stock units was approximately $1.4 million and $1.5 million, respectively. The Company granted 42,462 deferred stock units during the six months ended March 29, 2013. The compensation cost charged to expense during the three and six months ended March 29, 2013 for deferred stock units was approximately $0.4 million and $0.6 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At March 28, 2014 and September 27, 2013, the amount of outstanding borrowings under the Receivables Facility was $300.0 million and $300.0 million and is included in “Long-Term Borrowings,” respectively.
In May 2014, the Company amended the Receivables Facility to increase the maximum amount to $350.0 million and extend the maturity date to May 2017. In addition, the Receivable Facility will now include a seasonal tranche which will increase the capacity of the Receivable Facility by $25.0 million.

(11)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $184.6 million and $190.7 million at March 28, 2014 and September 27, 2013, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$366,242	$414,571
Gross profit	39,543	45,665
Net income	5,589	5,978

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Sales	$765,343	$895,472
Gross profit	85,564	102,405
Net income	13,332	15,380
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is significantly impacted by currency translation. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $2.2 million and $5.4 million for the three and six months ended March 28, 2014, respectively. ARAMARK’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $1.3 million and $5.2 million for the three and six months ended March 29, 2013, respectively.

(12)	BUSINESS SEGMENTS:
Sales, operating income and depreciation and amortization by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	March 28, 2014	March 29, 2013
FSS North America	$2,396,880	$2,354,315
FSS International	744,163	702,154
Uniform	360,964	347,268
	$3,502,007	$3,403,737

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Three Months Ended
Operating Income (Loss)	March 28, 2014	March 29, 2013
FSS North America	$125,416	$84,238
FSS International	13,163	(10,027)
Uniform	36,564	23,277
	175,143	97,488
Corporate	(54,336)	(17,273)
Operating Income	120,807	80,215
Interest and Other Financing Costs, net	(102,074)	(147,124)
Income (Loss) Before Income Taxes	$18,733	$(66,909)

	Three Months Ended	Three Months Ended
Depreciation and Amortization	March 28, 2014	March 29, 2013
FSS North America	$91,954	$93,161
FSS International	13,916	16,019
Uniform	19,170	25,898
Corporate	277	226
	$125,317	$135,304

	Six Months Ended	Six Months Ended
Sales	March 28, 2014	March 29, 2013
FSS North America	$5,017,231	$4,811,899
FSS International	1,519,738	1,427,051
Uniform	728,119	700,702
	$7,265,088	$6,939,652

	Six Months Ended	Six Months Ended
Operating Income	March 28, 2014	March 29, 2013
FSS North America	$288,550	$225,789
FSS International	40,235	9,183
Uniform	76,859	54,373
	405,644	289,345
Corporate	(127,615)	(33,811)
Operating Income	278,029	255,534
Interest and Other Financing Costs, net	(185,427)	(260,475)
Income (Loss) Before Income Taxes	$92,602	$(4,941)

	Six Months Ended	Six Months Ended
Depreciation and Amortization	March 28, 2014	March 29, 2013
FSS North America	$188,002	$185,009
FSS International	29,375	31,798
Uniform	44,402	51,442
Corporate	362	455
	$262,141	$268,704

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the first and second fiscal quarters, within the FSS North America segment, historically there has been a lower level of activity at the sports and leisure food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports and leisure accounts that is partially offset by the effect of summer recess on the educational accounts.

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
In February 2013, the FASB issued an ASU which requires companies to disclose information about reclassifications out of accumulated other comprehensive income (“AOCI”). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. The Company adopted the guidance in the first quarter of fiscal 2014 which did not have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued an ASU which requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. The guidance will likely change the balance sheet presentation of certain unrecognized tax benefits. The guidance is effective in the first quarter of fiscal 2015. The Company is currently evaluating the impact of the pronouncement.
In January 2014, the FASB issued an ASU which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The guidance is effective for the Company beginning in the second quarter of fiscal 2015. The Company is currently evaluating the impact of the pronouncement.

(14)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $128.1 million at March 28, 2014 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 28, 2014.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the Company’s debt at March 28, 2014 and September 27, 2013 was $5,694.8 million and $5,854.9 million, respectively. The carrying value of the Company’s debt at March 28, 2014 and September 27, 2013 was $5,637.5 million and $5,824.1 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
During the first quarter of fiscal 2014, the Company's obligation to repurchase shares was eliminated (see Note 8). The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to their valuation for the six months ended March 28, 2014 (in thousands):

Common Stock Subject to Repurchase
Balance, September 27, 2013	$158,708
Repurchases of common stock	(763)
Reclassification of common stock subject to repurchase	(157,945)
Balance, March 28, 2014	$—
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
The following table sets forth the computation of basic and diluted earnings per share attributable to ARAMARK Holdings stockholders (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 28, 2014	March 29, 2013
Earnings:
Net income (loss) attributable to ARAMARK Holdings stockholders	$12,916	$(40,104)
Shares:
Basic weighted-averages shares outstanding	230,693	201,468
Effect of dilutive securities	12,683	—
Diluted weighted-averages shares outstanding	243,376	201,468

Basic Earnings Per Share:
Net income (loss) attributable to ARAMARK Holdings stockholders	$0.06	$(0.20)

Diluted Earnings Per Share:
Net income (loss) attributable to ARAMARK Holdings stockholders	$0.05	$(0.20)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013
Earnings:
Net income attributable to ARAMARK Holdings stockholders	$57,678	$2,710
Shares:
Basic weighted-averages shares outstanding	218,653	201,728
Effect of dilutive securities	10,757	7,113
Diluted weighted-averages shares outstanding	229,410	208,841

Basic Earnings Per Share:
Net income attributable to ARAMARK Holdings stockholders	$0.26	$0.01

Diluted Earnings Per Share:
Net income attributable to ARAMARK Holdings stockholders	$0.25	$0.01
Share-based awards to purchase 8.8 million shares were outstanding for the three month period of fiscal 2013, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units to purchase 2.3 million and 10.0 million shares were outstanding for the three month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met. Share-based awards to purchase 3.7 million and 6.4 million shares were outstanding for the six month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units to purchase 3.9 million and 10.3 million shares were outstanding during the six month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 28, 2014
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$30.1	$43.8	$65.3	$—	$139.2
Receivables	—	0.6	321.0	1,201.4	—	1,523.0
Inventories, at lower of cost or market	—	15.6	453.4	80.9	—	549.9
Prepayments and other current assets	—	32.6	83.2	87.8	—	203.6
Total current assets	—	78.9	901.4	1,435.4	—	2,415.7

Property and Equipment, net	—	23.8	748.1	189.0	—	960.9
Goodwill	—	173.1	3,981.7	460.6	—	4,615.4
Investment in and Advances to Subsidiaries	1,699.9	5,886.6	477.2	114.5	(8,178.2)	—
Other Intangible Assets	—	29.7	1,159.5	138.1	—	1,327.3
Other Assets	—	70.0	631.0	268.3	(2.0)	967.3
	$1,699.9	$6,262.1	$7,898.9	$2,605.9	$(8,180.2)	$10,286.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$36.0	$11.0	$42.7	$—	$89.7
Accounts payable	—	166.9	396.3	241.0	—	804.2
Accrued expenses and other liabilities	0.8	164.7	676.1	318.0	0.1	1,159.7
Total current liabilities	0.8	367.6	1,083.4	601.7	0.1	2,053.6
Long-term Borrowings	—	4,681.2	43.1	823.6	—	5,547.9
Deferred Income Taxes and Other Noncurrent Liabilities	—	320.9	573.5	81.4	—	975.8
Intercompany Payable	—	—	5,277.5	1,183.3	(6,460.8)	—
Common Stock Subject to Repurchase and Other	—	—	10.2	—	—	10.2
Total Stockholders' Equity	1,699.1	892.4	911.2	(84.1)	(1,719.5)	1,699.1
	$1,699.9	$6,262.1	$7,898.9	$2,605.9	$(8,180.2)	$10,286.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 27, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23.0	$40.5	$47.5	$—	$111.0
Receivables	—	1.4	242.9	1,161.6	—	1,405.9
Inventories, at lower of cost or market	—	15.9	441.0	85.1	—	542.0
Prepayments and other current assets	—	46.2	103.1	79.0	—	228.3
Total current assets	—	86.5	827.5	1,373.2	—	2,287.2

Property and Equipment, net	—	24.4	751.2	201.7	—	977.3
Goodwill	—	173.1	3,994.6	452.3	—	4,620.0
Investment in and Advances to Subsidiaries	1,062.7	6,267.4	444.8	124.5	(7,899.4)	—
Other Intangible Assets	—	32.6	1,230.0	146.1	—	1,408.7
Other Assets	—	68.4	629.5	278.0	(2.0)	973.9
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$22.5	$12.0	$31.3	$—	$65.8
Accounts payable	—	147.0	448.3	293.7	—	$889.0
Accrued expenses and other liabilities	0.3	230.2	875.6	328.3	0.1	$1,434.5
Total current liabilities	0.3	399.7	1,335.9	653.3	0.1	2,389.3
Long-term Borrowings	—	5,101.7	40.4	616.1	—	5,758.2
Deferred Income Taxes and Other Noncurrent Liabilities	—	326.2	618.3	102.5	—	1,047.0
Intercompany Payable	—	—	5,016.0	1,305.7	(6,321.7)	—
Common Stock Subject to Repurchase and Other	158.7	—	10.2	—	—	168.9
Total Stockholders' Equity	903.7	824.8	856.8	(101.8)	(1,579.8)	903.7
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 28, 2014
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$248.5	$2,217.8	$1,035.7	$—	$3,502.0
Costs and Expenses:
Cost of services provided	—	221.0	1,967.6	971.2	—	3,159.8
Depreciation and amortization	—	3.1	98.9	23.3	—	125.3
Selling and general corporate expenses	0.7	56.6	33.8	5.0	—	96.1
Interest and other financing costs, net	—	95.3	(0.6)	7.4	—	102.1
Expense allocations	—	(129.2)	121.3	7.9	—	—
	0.7	246.8	2,221.0	1,014.8	—	3,483.3
Income (Loss) before Income Taxes	(0.7)	1.7	(3.2)	20.9	—	18.7
Provision (Benefit) for Income Taxes	(0.3)	0.5	(1.8)	7.2	—	5.6
Equity in Net Income of Subsidiaries	13.3	—	—	—	(13.3)	—
Net income (loss)	12.9	1.2	(1.4)	13.7	(13.3)	13.1
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	—	0.2
Net income (loss) attributable to ARAMARK Holdings stockholders	12.9	1.2	(1.6)	13.7	(13.3)	12.9
Other comprehensive income (loss), net of tax	(5.1)	(1.5)	0.5	(8.2)	9.2	(5.1)
Comprehensive income (loss) attributable to ARAMARK Holdings stockholders	$7.8	$(0.3)	$(1.1)	$5.5	$(4.1)	$7.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended March 28, 2014
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$512.5	$4,607.8	$2,144.8	$—	$7,265.1
Costs and Expenses:
Cost of services provided	—	454.7	4,069.7	1,990.2	—	6,514.6
Depreciation and amortization	—	8.1	205.3	48.7	—	262.1
Selling and general corporate expenses	6.0	127.4	67.3	9.6	—	210.3
Interest and other financing costs	—	170.5	(0.7)	15.6	—	185.4
Expense allocations	—	(252.3)	236.1	16.2	—	—
	6.0	508.4	4,577.7	2,080.3	—	7,172.4
Income (Loss) before Income Taxes	(6.0)	4.1	30.1	64.5	—	92.7
Provision (Benefit) for Income Taxes	(2.1)	1.2	13.3	22.2	—	34.6
Equity in Net Income of Subsidiaries	61.6	—	—	—	(61.6)	—
Net income	57.7	2.9	16.8	42.3	(61.6)	58.1
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	—	0.4
Net income attributable to ARAMARK Holdings stockholders	57.7	2.9	16.4	42.3	(61.6)	57.7
Other comprehensive income (loss), net of tax	0.4	10.1	1.6	(17.4)	5.7	0.4
Comprehensive income attributable to ARAMARK Holdings stockholders	$58.1	$13.0	$18.0	$24.9	$(55.9)	$58.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 29, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$250.8	$2,131.9	$1,021.0	$—	$3,403.7
Costs and Expenses:
Cost of services provided	—	255.1	1,896.1	981.0	—	3,132.2
Depreciation and amortization	—	4.9	104.3	26.1	—	135.3
Selling and general corporate expenses	(0.3)	21.3	30.3	4.7	—	56.0
Interest and other financing costs	37.1	103.3	(0.5)	7.2	—	147.1
Expense allocations	—	(121.8)	114.8	7.0	—	—
	36.8	262.8	2,145.0	1,026.0	—	3,470.6
Loss before Income Taxes	(36.8)	(12.0)	(13.1)	(5.0)	—	(66.9)
Provision (Benefit) for Income Taxes	(13.8)	(7.5)	(6.8)	1.1	—	(27.0)
Equity in Net Loss of Subsidiaries	(17.1)	—	—	—	17.1	—
Net loss	(40.1)	(4.5)	(6.3)	(6.1)	17.1	(39.9)
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	—	0.2
Net loss attributable to ARAMARK Holdings stockholders	(40.1)	(4.5)	(6.5)	(6.1)	17.1	(40.1)
Other comprehensive income (loss), net of tax	(20.8)	11.0	(3.0)	(38.0)	30.0	(20.8)
Comprehensive income (loss) attributable to ARAMARK Holdings stockholders	$(60.9)	$6.5	$(9.5)	$(44.1)	$47.1	$(60.9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended March 29, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$507.9	$4,351.1	$2,080.7	$—	$6,939.7
Costs and Expenses:
Cost of services provided	—	494.4	3,845.0	1,964.4	—	6,303.8
Depreciation and amortization	—	9.8	206.7	52.2	—	268.7
Selling and general corporate expenses	0.8	39.4	61.7	9.7	—	111.6
Interest and other financing costs	51.0	191.0	(0.5)	19.0	—	260.5
Expense allocations	—	(207.9)	196.6	11.3	—	—
	51.8	526.7	4,309.5	2,056.6	—	6,944.6
Income (Loss) before Income Taxes	(51.8)	(18.8)	41.6	24.1	—	(4.9)
Provision (Benefit) for Income Taxes	(19.4)	(11.6)	11.9	10.9	—	(8.2)
Equity in Net Income of Subsidiaries	35.1	—	—	—	(35.1)	—
Net income (loss)	2.7	(7.2)	29.7	13.2	(35.1)	3.3
Less: Net income attributable to noncontrolling interests	—	—	0.4	0.2	—	0.6
Net income (loss) attributable to ARAMARK Holdings stockholders	2.7	(7.2)	29.3	13.0	(35.1)	2.7
Other comprehensive income (loss), net of tax	(16.1)	24.6	(3.0)	(44.3)	22.7	(16.1)
Comprehensive income (loss) attributable to ARAMARK Holdings stockholders	$(13.4)	$17.4	$26.3	$(31.3)	$(12.4)	$(13.4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 28, 2014
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3.4)	$56.6	$(143.7)	$(33.7)	$(3.2)	$(127.4)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(9.0)	(134.5)	(28.7)	—	(172.2)
Disposals of property and equipment	—	7.8	2.2	2.6	—	12.6
Proceeds from divestiture	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(5.2)	(5.6)	—	(10.8)
Other investing activities	—	0.1	6.8	(1.8)	—	5.1
Net cash used in investing activities	—	(1.1)	(106.7)	(33.5)	—	(141.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,430.7	—	303.6	—	1,734.3
Payments of long-term borrowings	—	(1,824.4)	(6.8)	(85.9)	—	(1,917.1)
Net change in funding under the Receivables Facility	—	—	—	—	—	—
Payment of dividends	—	(17.3)	—	—	—	(17.3)
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	3.4	—	—	—	3.4
Repurchase of common stock	—	(1.5)	—	—	—	(1.5)
Other financing activities	—	(23.9)	(1.9)	(3.2)	—	(29.0)
Change in intercompany, net	(520.7)	384.6	262.4	(129.5)	3.2	—
Net cash provided by (used in) financing activities	3.4	(48.4)	253.7	85.0	3.2	296.9
Increase in cash and cash equivalents	—	7.1	3.3	17.8	—	28.2
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$30.1	$43.8	$65.3	$—	$139.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 29, 2013
(in millions)

	ARAMARK Holdings Corporation (Parent)	ARAMARK Corporation (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$609.4	$22.8	$48.7	$13.3	$(643.1)	$51.1
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(5.2)	(130.5)	(31.5)	—	(167.2)
Disposals of property and equipment	—	—	2.3	4.2	—	6.5
Proceeds from divestitures	—	—	0.9	—	—	0.9
Acquisitions of businesses, net of cash acquired	—	—	(22.5)	—	—	(22.5)
Other investing activities	—	3.1	26.8	(6.9)	—	23.0
Net cash used in investing activities	—	(2.1)	(123.0)	(34.2)	—	(159.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,168.3	—	62.4	—	3,230.7
Payments of long-term borrowings	(600.0)	(2,255.8)	(6.8)	(181.0)	—	(3,043.6)
Net change in funding under the Receivables Facility	—	—	—	36.2	—	36.2
Distribution in connection with spin-off of Seamless Holdings	—	(47.4)	—	—	—	(47.4)
Proceeds from issuance of common stock	—	4.4	—	—	—	4.4
Repurchase of common stock	—	(33.2)	—	—	—	(33.2)
Other financing activities	(9.4)	(44.9)	(1.2)	(0.4)	—	(55.9)
Change in intercompany, net	—	(814.4)	79.9	91.4	643.1	—
Net cash provided by (used in) financing activities	(609.4)	(23.0)	71.9	8.6	643.1	91.2
Decrease in cash and cash equivalents	—	(2.3)	(2.4)	(12.3)	—	(17.0)
Cash and cash equivalents, beginning of period	0.1	27.4	41.7	67.5	—	136.7
Cash and cash equivalents, end of period	$0.1	$25.1	$39.3	$55.2	$—	$119.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 28, 2014 and March 29, 2013 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2013 included in the Company's prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013.
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
OVERVIEW
Our operating results continue to be affected by the economic uncertainty being experienced in the countries in which we operate. Across all of our businesses, we are planning and executing both growth and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives starting in the second quarter of fiscal 2013 and continuing through the second quarter of fiscal 2014 and estimate that we will incur approximately an additional $30 to $40 million of costs over the remainder of the year.
Seasonality
Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter, as a result of different factors. Within our FSS North America segment, historically there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and lesiure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools on our educational operations.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013.
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income (loss), and related percentages, attributable to each operating segment, for the three and six months ended March 28, 2014 and March 29, 2013 (dollars in millions).

	Three Months Ended				Six Months Ended
	March 28, 2014		March 29, 2013		March 28, 2014		March 29, 2013
Sales by Segment	$	%	$	%	$	%	$	%
FSS North America	$2,396.9	69%	$2,354.3	69%	$5,017.3	69%	$4,811.9	69%
FSS International	744.1	21%	702.1	21%	1,519.7	21%	1,427.1	21%
Uniform	361.0	10%	347.3	10%	728.1	10%	700.7	10%
	$3,502.0	100%	$3,403.7	100%	$7,265.1	100%	$6,939.7	100%

	Three Months Ended				Six Months Ended
	March 28, 2014		March 29, 2013		March 28, 2014		March 29, 2013
Operating Income (Loss) by Segment	$	%	$	%	$	%	$	%
FSS North America	$125.4	104%	$84.2	105%	$288.5	104%	$225.8	88%
FSS International	13.2	11%	(10.0)	-12%	40.3	14%	9.2	4%
Uniform	36.5	30%	23.3	29%	76.8	28%	54.4	21%
	175.1	145%	97.5	122%	405.6	146%	289.4	113%
Corporate	(54.3)	-45%	(17.3)	-22%	(127.6)	-46%	(33.9)	-13%
	$120.8	100%	$80.2	100%	$278.0	100%	$255.5	100%
Consolidated Overview
Sales of $3.5 billion for the second quarter of fiscal 2014 and $7.3 billion for the six month period represented an increase of 3% and 5% over the prior year periods, respectively. This increase is primarily attributable to growth in the Sports, Leisure and Corrections and Education sectors of the FSS North America segment, growth in the U.K., China, Chile and Argentina in our FSS International segment and growth in the uniform rental business in our Uniform segment. This increase was partially offset by the negative impact of foreign currency translation (approximately -1% in both the three and six month periods). Sales for the three and six month periods of fiscal 2014 were negatively impacted by the severe winter weather within our FSS North America segment. Sales for the six month period of fiscal 2013 were negatively impacted by the National Hockey League ("NHL") lockout and Hurricane Sandy.
Cost of services provided was $3.2 billion for the second quarter of fiscal 2014 and $6.5 billion for the six month period compared to $3.1 billion and $6.3 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 90% for the second quarter of fiscal 2014 and 90% for the six month period compared to 92% and 91% in the prior year periods, respectively. Food and support service costs comprised approximately 29% of Cost of services provided for the second quarter of fiscal 2014 as compared to 27% for the prior year period, personnel costs comprised approximately 47% of Cost of services provided for the second quarter of fiscal 2014 as compared to 48% for the prior year period, and other direct costs comprised the remaining approximately 24% of Cost of services provided for the second quarter of fiscal 2014 as compared to 25% for the prior year period. Food and support service costs comprised approximately 29% of Cost of services provided for the six month period of fiscal 2014 as compared to 28% for the prior year period, personnel costs comprised approximately 46% of Cost of services provided for the six month period of fiscal 2014 as compared to 48% for the prior year period, and other direct costs comprised the remaining approximately 25% of Cost of services provided for the six month period of fiscal 2014 as compared to 24% for the prior year period. Cost of services provided was impacted by the items discussed below for operating income.
Operating income was $120.8 million and $278.0 million for the three and six month periods of fiscal 2014 compared to $80.2 million and $255.5 million in the prior year periods, respectively. This increase for both periods is primarily attributable to profit growth in the Business & Industry and Education sectors of the FSS North America segment and profit growth in the Uniform segment which more than offset the negative impact of foreign currency translation (approximately -4% and -2%, respectively). The three month period of fiscal 2014 includes an increase in share-based compensation expense of approximately $22.8 million, of which $14.0 million related to the modification of performance-based options (see Note 9 to the condensed consolidated financial statements) and certain other expenses of approximately $18.5 million related to our transformation and rebranding initiatives. The six month period of fiscal 2014 includes an increase in share-based compensation expense of approximately $64.2 million, of which $50.9 million related to the modification of performance-based options (see Note 9 to the condensed consolidated financial statements), the loss on the sale of the McKinley Chalet hotel of approximately $6.7 million within the Sports, Leisure and Corrections sector, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and approximately $28.7 million related to our transformation and rebranding initiatives. During the second quarter of fiscal 2013, the Company initiated a series of actions to streamline its operations and become more efficient. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. In addition, during the second quarter of fiscal 2013, the Company recorded approximately $11.7 million of goodwill impairment charges, other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments and approximately $12.6 million of costs related to transformation initiatives. The three and six month periods of fiscal 2013 also includes other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports, Leisure and Corrections sector, which was terminated in the prior year. Operating income for the three and six month periods of fiscal 2014 were negatively impacted by the severe winter weather within our FSS North America segment. The six month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy.

Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2014 decreased approximately $45.1 million and $75.0 million as compared to the prior year periods, respectively, primarily due to the favorable impact of the refinancing of the Company's debt during fiscal 2013, lower average debt levels and lower refinancing fees. Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2014 includes charges of $25.7 million in connection with the 2014 Amendment Agreement. Interest and Other Financing Costs, net, for the three and six months ended March 29, 2013 includes charges of $39.8 million in connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes. Interest and Other Financing Costs, net, for the six month period of fiscal 2013 also includes approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan.
The Company recorded a provision for income taxes of $5.6 million on pretax income of $18.7 million for the three months ended March 28, 2014 as compared to a benefit for income taxes of ($27.0) million on pretax loss of ($66.9) million in the prior year period. The Company recorded a provision for income taxes of $34.6 million on pretax income of $92.6 million for the six months of fiscal 2014 as compared to a benefit for income taxes of ($8.2) million on pretax loss of ($4.9) million in the prior year period. The provision for income taxes for the six months of fiscal 2014 includes the reduction of goodwill in connection with the sale of the McKinley Chalet hotel that was not tax deductible.  The benefit for income taxes in the prior year periods includes the impact of the extension of tax credits under the 2012 American Taxpayer Relief Act, non-tax deductible goodwill impairment charges and the reversal of tax reserves related to audit settlements in the first quarter of fiscal 2013.
Net income (loss) for the three and six month periods of fiscal 2014 was $13.1 million and $58.0 million, respectively, compared to ($39.9) million and $3.3 million in the prior year periods, respectively. Net income attributable to noncontrolling interests for the three and six month periods of fiscal 2014 was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.6 million in the prior year periods, respectively.
Segment Results

The following tables present a fiscal 2014/2013 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Six Months Ended
Sales by Segment	March 28, 2014	March 29, 2013	Change		March 28, 2014	March 29, 2013	Change
			$	%			$	%
FSS North America	$2,396.9	$2,354.3	$42.6	2%	$5,017.3	$4,811.9	$205.4	4%
FSS International	744.1	702.1	42.0	6%	1,519.7	1,427.1	92.6	6%
Uniform	361.0	347.3	13.7	4%	728.1	700.7	27.4	4%
	$3,502.0	$3,403.7	$98.3	3%	$7,265.1	$6,939.7	$325.4	5%
	Three Months Ended				Six Months Ended
Operating Income (Loss) by Segment	March 28, 2014	March 29, 2013	Change		March 28, 2014	March 29, 2013	Change
			$	%			$	%
FSS North America	$125.4	$84.2	$41.2	49%	$288.5	$225.8	$62.7	28%
FSS International	13.2	(10.0)	23.2	**	40.3	9.2	31.1	**
Uniform	36.5	23.3	13.2	57%	76.8	54.4	22.4	41%
Corporate	(54.3)	(17.3)	(37.0)	**	(127.6)	(33.9)	(93.7)	**
	$120.8	$80.2	$40.6	51%	$278.0	$255.5	$22.5	9%
____________________
** - Not meaningful

FSS North America
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments of the FSS North America reportable segment are Business & Industry; Education; Healthcare; and Sports, Leisure and Corrections.
Sales for each of these operating segments are summarized as follows (dollars in millions):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Business & Industry	$549.3	$565.1	$1,124.7	$1,133.1
Education	946.2	908.8	2,043.4	1,929.8
Healthcare	497.8	501.4	982.9	998.3
Sports, Leisure and Corrections	403.6	379.0	866.3	750.7
	$2,396.9	$2,354.3	$5,017.3	$4,811.9
The Company’s Education and Healthcare operating segments generally have high-single digit operating margins on an annual basis while the Business & Industry and Sports, Leisure and Corrections operating segments generally have mid-single digit operating margins on an annual basis. Sales for the three and six month periods of fiscal 2014 were negatively impacted by severe winter weather within all of our operating segments. Sales for the six month period of fiscal 2013 were negatively impacted by the National Hockey League ("NHL") lockout and Hurricane Sandy.
FSS North America segment sales for the three and six month periods of fiscal 2014 increased 2% and 4% over the prior year periods, respectively, primarily due to growth in the Education and Sports, Leisure and Corrections sectors partially offset by the negative impact of foreign currency translation (approximately -1% in both the three and six month periods).
The Business & Industry sector had low-single digit sales decline for the three and six month periods of fiscal 2014 primarily due to a decline in base business within our remote services business.
The Education sector had mid-single digit sales growth for the three and six month periods of fiscal 2014 due to growth in base business within our Higher Education food business and net new business in our K-12 food business.
The Healthcare sector had low-single digit sales decline for the three and six month periods of fiscal 2014 due to the impact of prior year lost business within our healthcare technologies business.
The Sports, Leisure and Corrections sector had high-single digit sales growth for the three month period of fiscal 2014 primarily related to new business within Corrections. The sector had double digit sales growth for the six month period of fiscal 2014 primarily related to additional Major League Baseball playoff games, including the World Series, and additional games at the stadiums and arenas we serve due to new business from National Football League teams and from new business within Corrections.
Cost of services provided was $2.2 billion and $4.5 billion for the three and six month periods of fiscal 2014, respectively, compared to $2.1 billion and $4.3 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 90% in the three and six months periods of fiscal 2014 as compared to 91% and 90% in the prior year periods, respectively. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for the three and six month periods of fiscal 2014 was $125.4 million and $288.5 million compared to $84.2 million and $225.8 million in the prior year periods, respectively. This increase is primarily attributable to profit growth in our Business & Industry sector and Higher Education business, the impact of our cost control initiatives and a reduction in severance reserves as a result of refinements to our original plan for consolidation and centralization initiatives and higher levels of actual attrition for the impacted workforce for the three and six months ended March 28, 2014. FSS North America operating income for the six months ended March 28, 2014 also includes a favorable risk insurance adjustment of $3.0 million related to favorable claims experience offset by the loss of approximately $6.7 million on the Chalet divestiture (see Note 2 to the condensed consolidated financial statements). Operating income for the three and six month periods of fiscal 2014 were also negatively impacted by the severe winter weather. Operating income for the three and six month periods of fiscal 2013 includes $27.1 million of severance and related costs, $6.8 million of asset write-offs and $11.2 million of costs related to transformation initiatives and the other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the NPS sites in the Sports & Entertainment sector, which was terminated in the prior year. The six month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy.
FSS International
Sales in the FSS International segment for the three and six month periods of fiscal 2014 increased 6% compared to both prior year periods as growth in the U.K., Germany, Chile, Argentina and China and the timing of the Easter holiday more than offset the negative impact of foreign currency translation (approximately -2% in both the three and six month periods).
Cost of services provided for the three and six month periods of fiscal 2014 was $0.7 billion and $1.4 billion as compared to $0.7 billion and $1.4 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 96% and 95% for the three and six month periods of fiscal 2014 as compared to 98% and 96% in the prior year periods, respectively. Cost of services provided was impacted by the items discussed below for operating income.
Operating income (loss) for the three and six month periods of fiscal 2014 was $13.2 million and $40.3 million compared to ($10.0) million and $9.2 million in the prior year periods, respectively. This increase is primarily due to profit growth in the U.K. and Germany and the $12.8 million of severance and related costs, $16.3 million of goodwill impairment charges and other asset write-offs and $1.4 million of costs related to transformation initiatives recorded in the three and six month periods of fiscal 2013. Operating income in the three and six months of fiscal 2014 includes $13.1 million of severance and related costs.
Uniform
Uniform and Career Apparel segment sales increased 4% for the three and six month periods of fiscal 2014 compared to both prior year periods primarily due to growth in our uniform rental base and net new business.
Cost of services provided was $0.3 billion for the three month periods of fiscal 2014 and fiscal 2013 and $0.6 billion for the six month periods of fiscal 2014 and 2013. Cost of services provided as a percentage of sales for the three month period of fiscal 2014 was 80% as compared to 82% for the prior year period due to cost control initiatives. Cost of services provided as a percentage of sales for the six month period of fiscal 2014 was 79% as compared to 81% for the prior year period also due to cost control initiatives. Cost of services provided was also impacted by the items discussed below for operating income.
Operating income for the second quarter of fiscal 2014 was $36.5 million compared to $23.3 million in the prior year period. This increase is primarily due to profit growth in the uniform rental business and a net charge of approximately $4.7 million in the second quarter of fiscal 2013 related to a multiemployer pension withdrawal and a wage and hour claims settlement, net of a favorable risk insurance adjustment. Operating income for the six month period of fiscal 2014 was $76.8 million compared to $54.4 million in the prior year period. This increase is primarily due to profit growth in the uniform rental business and charges in the six month period of fiscal 2013 of severance related expenses of $3.7 million and a net charge of approximately $3.0 million related to a multiemployer pension withdrawal and a wage and hour settlement, net of a favorable risk insurance adjustment.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $54.3 million for the second quarter of fiscal 2014 compared to $17.3 million for the prior year period. For the six month period of fiscal 2014, corporate expenses were

$127.6 million compared to $33.9 million for the prior year period. The increase for the three month period of fiscal 2014 is primarily due to additional share-based compensation expense of approximately $22.8 million, of which $14.0 million related to a modification of the vesting provisions relating to outstanding performance-based options and certain other expenses related to our transformation and rebranding initiatives of approximately $15.1 million. The increase for the six month period of fiscal 2014 is primarily due to additional share-based compensation expense of approximately $64.2 million, of which $50.9 million related to a modification of the vesting provisions relating to outstanding performance-based options, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and transformation and rebranding initiatives of approximately $25.3 million. Corporate expenses in the six month period of fiscal 2013 included an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of March 28, 2014, we had $139.2 million of cash and cash equivalents and approximately $580.8 million of availability under our senior secured revolving credit facility.
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
The table below summarizes our cash activity (dollars in millions):

	Six Months Ended
	March 28, 2014	March 29, 2013
Net cash (used in) provided by operating activities	$(127.4)	$51.1
Net cash used in investing activities	(141.3)	(159.3)
Net cash provided by financing activities	296.9	91.2
	$28.2	$(17.0)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
During the second quarter of fiscal 2014, the increase in the total of net income and noncash charges results mainly from the overall growth of the business and higher operating results of the Company's segments as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the first half of fiscal 2014. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $76.2 million), primarily due to the growth of the business and timing of collections, Accounts Payable (approximately $30.3 million), due to timing of disbursements and Accrued Expenses (approximately $163.7 million) related to the timing of payments for severance and related costs, insurance and commissions as compared to the prior year period offset by changes in Prepayments and other current assets (approximately $30.2 million), due to the impact of changes in income taxes. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses, including goodwill write-offs and impairments and other financing related charges.
Cash Flows Used in Investing Activities
During the six month period of fiscal 2014, the Company received proceeds of $24.0 million related to the sale of the McKinley Chalet hotel in our Sports, Leisure and Corrections sector.
During the second quarter of fiscal 2013, the Company received proceeds of approximately $15.3 million related to the recovery of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports, Leisure and Corrections sector, which was terminated in the current year.
Cash Flows Provided by Financing Activities
During the three months ended March 28, 2014, the Company paid a dividend of approximately $17.3 million to its stockholders.

On February 24, 2014, ARAMARK Corporation entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amends and restates the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provides for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The term loans due on February 24, 2021 include €140.0 million of term loans denominated in euros, £115.0 million of term loans denominated in sterling and ¥5,042.0 million of term loans denominated in yen. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance ARAMARK Corporation existing term loans due 2016 and 2019 (with the exception of approximately $75.0 million in term loans due 2016 borrowed by ARAMARK Corporation’s Canadian subsidiary, which remain outstanding). During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized in the Condensed Consolidated Balance Sheets. The Company also recorded charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 28, 2014 consisting of $13.1 million of third party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
The 2014 Amendment Agreement also provides for the extension, from January 26, 2017 to February 24, 2019, of the maturity of $565.0 million in revolving lender commitments of the existing $605.0 million revolving credit facility under the Credit Agreement. The 2014 Amendment Agreement also increases the revolving lender commitments by $165.0 million, for a total revolving credit facility of $770.0 million. During the second quarter of fiscal 2014, approximately $4.8 million of third-party costs directly attributable to the revolving credit facility of the 2014 Amendment Agreement were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets.
On December 17, 2013, the Company completed an initial public offering ("IPO") of 28,000,000 shares of our common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the offering. The Company used the net proceeds to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility.
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
On February 22, 2013, ARAMARK Corporation entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Credit Agreement which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, ARAMARK Corporation borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by ARAMARK Corporation with an original issue discount of 0.50%. During the second quarter of fiscal 2013, approximately $16.8 million of third-party costs directly attributable to the term loans borrowed pursuant to Amendment Agreement No. 4 were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets.
On December 20, 2012, ARAMARK Corporation amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans to repay approximately $650 million of existing term loans and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans. The new term loans were borrowed by ARAMARK Corporation with an original issue discount of 0.25%. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations.
On March 7, 2013, ARAMARK Corporation issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by ARAMARK Corporation. The Senior Notes were issued at par. The Senior Notes mature on March 15, 2020. During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets.

In February 2013, the Company and ARAMARK Corporation commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016 and the 8.50% Senior Notes due 2015 and the Senior Floating Notes due 2015 (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date. In connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes, the Company recorded $39.8 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2013, consisting of $12.9 million cash charges for the tender offer premium and $26.9 million of non-cash charges for the write-off of deferred financing costs.
Covenant Compliance
The senior secured credit agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The indenture governing our senior notes contains similar provisions. As of March 28, 2014, we were in compliance with these covenants.
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

(dollars in millions)	Three Months Ended March 28, 2014	Three Months Ended December 27, 2013	Three Months Ended September 27, 2013	Three Months Ended June 28, 2013	Twelve Months Ended March 28, 2014
Net income attributable to ARAMARK Corporation stockholder	$12.9	$44.8	$39.2	$27.8	$124.7
Interest and other financing costs, net	102.0	83.4	82.4	80.9	348.7
Provision for income taxes	5.6	29.0	12.5	14.7	61.8
Depreciation and amortization	125.3	136.8	137.6	135.8	535.5
Covenant EBITDA	245.8	294.0	271.7	259.2	1,070.7
Share-based compensation expense(1)	27.6	45.4	7.1	3.5	83.6
Unusual or non-recurring (gains)/losses(2)	(1.8)	6.7	—	—	4.9
Pro forma EBITDA for equity method investees(3)	4.7	5.8	3.5	5.4	19.4
Pro forma EBITDA for certain transactions(4)	—	—	(5.9)	(1.5)	(7.4)
Other(5)	2.4	1.2	19.1	8.8	31.5
Covenant Adjusted EBITDA	$278.7	$353.1	$295.5	$275.4	$1,202.7

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

(5)
Other includes certain other miscellaneous items. The three months ended March 28, 2014 includes $1.8 million of net severance charges as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce. The three months ended September 27, 2013 includes $16.5 million of severance and other related costs related to the Company’s transformation initiative and $1.0 million for discontinued operations related to the Galls tax audit. The three months ended June 28, 2013 includes $6.6 million of severance and other related costs related to the Company’s transformation initiative and a loss of approximately $0.4 million resulting from the change in fair value on gasoline and diesel contracts.

Our covenant requirements and actual ratios for the twelve months ended March 28, 2014 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.75x	3.76x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	4.15x

(1)
Our senior secured credit agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.875x, being reduced over time to 5.125x. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the receivables facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if the Company’s revolving credit facility lenders failed to waive any such default, would also constitute a default under our indenture.

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
The Company and its subsidiaries, affiliates or significant stockholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of the Company’s outstanding indebtedness. The Company used the net proceeds from its IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility.
Prior to the IPO, pursuant to the Amended and Restated Stockholders' Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. Upon completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of March 28, 2014 and September 27, 2013 was $0 and $158.7 million.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $300 million, which expires in January 2015. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of March 28, 2014, approximately $300.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility. In May 2014, the Company amended the Receivables Facility to increase the maximum amount to $350.0 million and extend the maturity date to May 2017. In addition, the Receivable Facility will now include a seasonal tranche which will increase the capacity of the Receivable Facility by $25.0 million.
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
NEW ACCOUNTING STANDARD UPDATES
See Note 13 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting standard updates, including the expected dates of adoption.
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
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 28, 2014 has not materially changed from September 27, 2013 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk" in our prospectus dated December 11, 2013, filed with the SEC under Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013). See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments. See Note 6 for the disclosure regarding a change in the Company's debt structure. See Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of March 28, 2014.

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
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the Company’s second fiscal quarter:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 (December 27, 2013 - January 24, 2014)	249	$25.81	N/A	N/A
Month 2 (January 24, 2014 - February 21, 2014)	N/A	N/A	N/A	N/A
Month 3 (February 21, 2014 - March 28, 2014)	N/A	N/A	N/A	N/A
TOTAL	249	$25.81	N/A	N/A

1.
Consists of shares tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Fifth Amended and Restated ARAMARK Holdings Corporation 2007 Management Stock Incentive Plan.

ITEM 5.     OTHER INFORMATION

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 28, 2014. In addition, we sought confirmation from our Sponsors with respect to companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
Investment funds associated with or designated by J.P. Morgan Partners, LLC own shares of our common stock, and we were informed that JPMorgan Chase & Co. (“JPMorgan”; also referred to as “the Firm” in the disclosure below) included disclosure, as reproduced below, in its annual report on Form 10-K as filed with the SEC on February 20, 2014 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of this company or any of its subsidiaries, and we have not independently verified or participated in the preparation of JPMorgan’s disclosure.
JPMorgan’s Disclosure
Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the year ended December 31, 2013, it booked approximately 15 flights (of the approximately 60 million transactions it booked in 2013) to Iran on Iran Air for passengers, including employees of foreign governments and non-governmental organizations. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 or were employees of foreign governments that are targets of U.S. sanctions. CWT and the Firm believe that this activity is permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. CWT had approximately $10,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

Warburg Pincus LLC Disclosure

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £23,017 whilst net profits in the first quarter 2014 were negligible relative to the overall profits of Banco Santander, S.A.

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

10.1
Amendment Agreement No. 1, dated as of March 28, 2014, to the Amendment Agreement, dated as of February 24, 2014, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, as further amended and supplemented prior to the date of the Amendment Agreement by and among ARAMARK Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GMBH & Co. KG, ARAMARK GMBH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing bank and as LC facility issuing bank and the other parties thereto from time to time.

10.2
Amendment Agreement, dated as of February 24, 2014, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, as further amended and supplemented prior to the date of the Amendment Agreement by and among ARAMARK Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GMBH & Co. KG, ARAMARK GMBH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing bank and as LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.67 Amendment to No. 1 to Aramark Holding Corporation's Form S-1 filed with the SEC on February 26, 2014, pursuant to the Securities Act (file number 333-194077)).

10.3
Amendment Agreement to the Master Distribution Agreement dated as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc., as amended and restated effective as of March 5, 2011 (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to Aramark Holding Corporation's Form S-1 filed with the SEC on February 26, 2014, pursuant to the Securities Act (file number 333-194077)).(Portions omitted pursuant to a request for confidential treatment).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 28, 2014 and September 27, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013; (iii) Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2014 and March 29, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended March 28, 2014 and March 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK HOLDINGS CORPORATION

May 8, 2014	/s/ JOSEPH MUNNELLY
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

10.1
Amendment Agreement No. 1, dated as of March 28, 2014, to the Amendment Agreement, dated as of February 24, 2014, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, as further amended and supplemented prior to the date of the Amendment Agreement by and among ARAMARK Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GMBH & Co. KG, ARAMARK GMBH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing bank and as LC facility issuing bank and the other parties thereto from time to time.

10.2
Amendment Agreement, dated as of February 24, 2014, to the Credit Agreement, dated as of January 26, 2007, as amended and restated as of March 26, 2010, as further amended and supplemented prior to the date of the Amendment Agreement by and among ARAMARK Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Holdings GMBH & Co. KG, ARAMARK GMBH, ARAMARK Intermediate Holdco Corporation, the Guarantors (as defined therein) party thereto, the Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuing bank and as LC facility issuing bank and the other parties thereto from time to time (incorporated by reference to Exhibit 10.67 to Amendment No. 1 to Aramark Holding Corporation's Form S-1 filed with the SEC on February 26, 2014, pursuant to the Securities Act (file number 333-194077)).

10.3
Amendment Agreement to the Master Distribution Agreement dated as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc., as amended and restated effective as of March 5, 2011 (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to Aramark Holding Corporation's Form S-1 filed with the SEC on February 26, 2014, pursuant to the Securities Act (file number 333-194077)).(Portions omitted pursuant to a request for confidential treatment).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from ARAMARK Holdings Corporation’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 28, 2014 and September 27, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013; (iii) Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2014 and March 29, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended March 28, 2014 and March 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.