Form 10-Q
period 2014-08-11
Aramark
filed 2014-08-11
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of July 25, 2014: 233,086,773

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Amounts)

	June 27, 2014	September 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$122,419	$110,998
Receivables	1,494,709	1,405,843
Inventories, at lower of cost or market	543,210	541,972
Prepayments and other current assets	194,862	228,352
Total current assets	2,355,200	2,287,165
Property and Equipment, net	988,603	977,323
Goodwill	4,619,214	4,619,987
Other Intangible Assets	1,298,407	1,408,764
Other Assets	1,013,578	973,867
	$10,275,002	$10,267,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$104,106	$65,841
Accounts payable	766,450	888,969
Accrued expenses and other current liabilities	1,129,981	1,434,443
Total current liabilities	2,000,537	2,389,253
Long-Term Borrowings	5,585,603	5,758,229
Deferred Income Taxes and Other Noncurrent Liabilities	959,135	1,047,002
Common Stock Subject to Repurchase and Other	10,005	168,915
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2014– 253,398,028 shares and 2013–219,585,247 shares; and outstanding: 2014– 232,608,825 shares and 2013–201,798,518 shares)	2,534	2,194
Capital surplus	2,529,129	1,693,663
Accumulated deficit	(409,378)	(479,233)
Accumulated other comprehensive loss	(69,106)	(59,225)
Treasury stock (shares held in treasury: 2014– 20,789,203 shares and 2013–17,786,729 shares)	(333,457)	(253,692)
Total stockholders' equity	1,719,722	903,707
	$10,275,002	$10,267,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Sales	$3,620,057	$3,490,030
Costs and Expenses:
Cost of services provided	3,275,409	3,178,092
Depreciation and amortization	124,917	135,808
Selling and general corporate expenses	78,448	52,534
	3,478,774	3,366,434
Operating income	141,283	123,596
Interest and Other Financing Costs, net	71,186	80,917
Income Before Income Taxes	70,097	42,679
Provision for Income Taxes	23,181	14,705
Net income	46,916	27,974
Less: Net income attributable to noncontrolling interests	43	226
Net income attributable to Aramark stockholders	$46,873	$27,748

Earnings per share attributable to Aramark stockholders:
Basic	$0.20	$0.14
Diluted	$0.19	$0.13
Weighted Average Shares Outstanding:
Basic	231,854	201,364
Diluted	243,739	208,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Sales	$10,885,145	$10,429,682
Costs and Expenses:
Cost of services provided	9,790,036	9,481,859
Depreciation and amortization	387,058	404,512
Selling and general corporate expenses	288,739	164,181
	10,465,833	10,050,552
Operating income	419,312	379,130
Interest and Other Financing Costs, net	256,613	341,392
Income Before Income Taxes	162,699	37,738
Provision for Income Taxes	57,750	6,476
Net income	104,949	31,262
Less: Net income attributable to noncontrolling interests	398	804
Net income attributable to Aramark stockholders	$104,551	$30,458

Earnings per share attributable to Aramark stockholders:
Basic	$0.47	$0.15
Diluted	$0.45	$0.15
Weighted Average Shares Outstanding:
Basic	223,143	201,607
Diluted	234,822	208,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Net income	$46,916	$27,974
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(567)	(571)
Foreign currency translation adjustments	248	(7,197)
Fair value of cash flow hedges	(9,947)	3,797
Other comprehensive income (loss), net of tax	(10,266)	(3,971)
Comprehensive income	36,650	24,003
Less: Net income attributable to noncontrolling interests	43	226
Comprehensive income attributable to Aramark stockholders	$36,607	$23,777

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Net income	$104,949	$31,262
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(875)	(1,701)
Foreign currency translation adjustments	(718)	(31,153)
Fair value of cash flow hedges	(8,288)	12,740
Other comprehensive income (loss), net of tax	(9,881)	(20,114)
Comprehensive income	95,068	11,148
Less: Net income attributable to noncontrolling interests	398	804
Comprehensive income attributable to Aramark stockholders	$94,670	$10,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$104,949	$31,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	387,058	404,512
Income taxes deferred	(46,190)	(46,454)
Share-based compensation expense	83,017	12,328
Changes in noncash working capital	(562,432)	(328,085)
Other operating activities	16,158	62,763
Net cash (used in) provided by operating activities	(17,440)	136,326
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(326,317)	(263,591)
Disposals of property and equipment	15,807	8,740
Proceeds from divestitures	24,000	919
Acquisition of certain businesses, net of cash acquired	(20,335)	(22,566)
Other investing activities	8,574	24,425
Net cash used in investing activities	(298,271)	(252,073)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,725,047	3,223,127
Payments of long-term borrowings	(1,919,980)	(3,048,041)
Net change in funding under the Receivables Facility	50,000	36,200
Payments of dividends	(34,696)	—
Proceeds from initial public offering, net	524,081	—
Proceeds from issuance of common stock	3,701	4,882
Distribution in connection with spin-off of Seamless Holdings	—	(47,352)
Repurchase of common stock	(2,085)	(38,419)
Other financing activities	(18,936)	(53,577)
Net cash provided by financing activities	327,132	76,820
Increase (decrease) in cash and cash equivalents	11,421	(38,927)
Cash and cash equivalents, beginning of period	110,998	136,748
Cash and cash equivalents, end of period	$122,419	$97,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 27, 2014
(Unaudited)
(In Thousands)

	Total	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to Aramark stockholders	104,551			104,551
Other comprehensive income (loss)	(9,881)				(9,881)
Capital contributions from issuance of common stock	42,764	60	42,704
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	83,017		83,017
Tax benefits related to stock incentive plans	27,236		27,236
Change due to termination of provision in Stockholders' Agreement (see Note 8)	158,708		158,708
Purchases of common stock	(79,765)					(79,765)
Payments of dividends	(34,696)			(34,696)
Balance, June 27, 2014	$1,719,722	$2,534	$2,529,129	$(409,378)	$(69,106)	$(333,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 28, 2013
(Unaudited)
(In Thousands)

	Total	Total Aramark Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, September 28, 2012	$966,864	$933,017	$2,159	$1,636,128	$(444,479)	$(73,745)	$(187,046)	$33,847
Net income	30,674	30,458			30,458			216
Other comprehensive income (loss)	(20,114)	(20,114)				(20,114)
Capital contributions from issuance of common stock	20,437	20,437	28	20,409
Compensation expense related to stock incentive plans	12,328	12,328		12,328
Tax benefits related to stock incentive plans	3,566	3,566		3,566
Decrease in common stock subject to repurchase obligation, net	13,903	13,903		13,903
Purchases of common stock	(60,167)	(60,167)					(60,167)
Distributions of Seamless Holdings	(138,173)	(104,110)			(104,110)			(34,063)
Balance, June 28, 2013	$829,318	$829,318	$2,187	$1,686,334	$(518,131)	$(93,859)	$(247,213)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION:
On January 26, 2007, ARAMARK Holdings Corporation, a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”), Joseph Neubauer, Chairman and former Chief Executive Officer of ARAMARK Holdings Corporation, and certain other members of ARAMARK Holdings Corporation's management, acquired all of the outstanding shares of ARAMARK Holdings Corporation's wholly-owned subsidiary, ARAMARK Corporation, in a going-private transaction.
On December 12, 2013, ARAMARK Holdings Corporation's common stock began trading on the New York Stock Exchange under the symbol "ARMK" after its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share (see Note 8).
On May 9, 2014, ARAMARK Holdings Corporation changed its name to Aramark (the “Company”) pursuant to Section 253 of the Delaware General Corporation Law. ARAMARK Holdings Corporation amended Article FIRST of ARAMARK Holdings Corporation's Amended and Restated Certificate of Incorporation to change its corporate name to Aramark pursuant to a Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on May 9, 2014. Also on May 9, 2014, the By-laws of the Company were amended and restated to reflect the name change to Aramark. The Company's wholly-owned subsidiary, ARAMARK Corporation, also changed its name on May 9, 2014 to Aramark Services, Inc.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interests outside of stockholders' equity in the Condensed Consolidated Balance Sheets in “Common Stock Subject to Repurchase and Other.” As of June 27, 2014 and September 27, 2013, the redeemable noncontrolling interest related to the subsidiary was approximately $10.0 million and $10.2 million, respectively. For the three and nine months ended June 27, 2014, net income attributable to redeemable noncontrolling interest was less than $0.1 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest was $0.6 million for the nine months ended June 27, 2014. For the three and nine months ended June 28, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.6 million, respectively. Distributions to redeemable noncontrolling interest was $0.7 million for the nine months ended June 28, 2013.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's prospectus, dated December 11, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, on December 12, 2013. The Condensed Consolidated Balance Sheet as of September 27, 2013 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.

(2)	DIVESTITURES:
Fiscal 2014
McKinley Chalet Hotel
On October 7, 2013, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located adjacent to Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the nine months ended June 27, 2014. The pretax loss includes a write-off of an allocation of goodwill of approximately $12.8 million (see Note 5). The results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.
Fiscal 2013
Spin-off of Seamless Holdings Corporation (now a part of GrubHub Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless North America, LLC ("Seamless") to its stockholders.
In the spin-off, Aramark Services, Inc. distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consisted of the Company's former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate. Thereafter, ARAMARK Intermediate distributed such shares to the Company, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of the Company's common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each stockholder of the Company received one share of Seamless Holdings common stock for each share of the Company's common stock held as of the record date.
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
The Company made interest payments of approximately $223.5 million and $298.0 million and income tax payments of approximately $61.5 million and $65.0 million during the nine months ended June 27, 2014 and June 28, 2013, respectively.
As of June 27, 2014 and September 27, 2013, “Accumulated other comprehensive loss” consists of pension plan adjustments (net of tax) of approximately ($31.4) million and ($30.5) million, respectively, foreign currency translation adjustments (net of tax) of approximately $2.6 million and $3.3 million, respectively, fair value of cash flow hedges (net of tax) of approximately ($32.3) million and ($24.0) million, respectively, and share of equity investees' accumulated other comprehensive loss (net of tax) of approximately ($8.0) million and ($8.0) million, respectively.
For the three and nine months ended June 27, 2014 and June 28, 2013, the tax effects on comprehensive income were as follows (in thousands):

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Foreign currency translation adjustments	$1,383	$4,658
Fair value of cash flow hedges	6,451	(2,651)
Pension plan adjustments	305	398

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Foreign currency translation adjustments	$5,410	$11,679
Fair value of cash flow hedges	5,108	(8,187)
Pension plan adjustments	471	1,009
(4) SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2013, the Company initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. As a result, the Company recorded charges during the second quarter of fiscal 2013 of approximately $40.8 million for severance and related costs. During the third quarter of fiscal 2013, the Company enhanced the benefits under its severance policy which resulted in an additional charge of approximately $6.6 million related to planned terminations initiated during the second quarter. In addition, during the second quarter of fiscal 2013, the Company recorded charges of approximately $11.7 million for goodwill impairments and other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments. During fiscal 2014, as a result of additional cost saving and productivity initiatives and refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded a reduction to severance expense of approximately ($1.3) million and a net severance charge of approximately $0.5 million during the three and nine months ended June 27, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 27, 2014 and September 27, 2013, the Company had an accrual of approximately $27.0 million and $46.7 million, respectively, related to the unpaid obligations for these costs.

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
Changes in total goodwill during the nine months ended June 27, 2014 follow (in thousands):

Segment	September 27, 2013	Acquisitions and Divestitures	Translation	June 27, 2014
FSS North America	$3,595,048	$(11,103)	$(42)	$3,583,903
FSS International	451,154	—	9,378	460,532
Uniform	573,785	994	—	574,779
	$4,619,987	$(10,109)	$9,336	$4,619,214
The reduction in goodwill for Food and Support Services—North America ("FSS North America") is primarily related to the Chalet divestiture (see Note 2). The amounts recorded for acquisitions during fiscal 2014 may be revised upon final determination of the purchase price allocations.
Other intangible assets consist of (in thousands):

	June 27, 2014			September 27, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,900,663	$(1,362,098)	$538,565	$1,892,484	$(1,242,578)	$649,906
Trade names	761,475	(1,633)	759,842	760,491	(1,633)	758,858
	$2,662,138	$(1,363,731)	$1,298,407	$2,652,975	$(1,244,211)	$1,408,764
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
Amortization of intangible assets for the nine months ended June 27, 2014 and June 28, 2013 was approximately $120.7 million and $143.9 million, respectively.

(6)	BORROWINGS:
Long-term borrowings are summarized in the following table (in thousands):

	June 27, 2014	September 27, 2013
Senior secured revolving credit facility	$163,442	$10,000
Senior secured term loan facility, due July 2016	75,261	3,032,349
Senior secured term loan facility, due September 2019	1,392,797	1,393,559
Senior secured term loan facility, due February 2021	2,605,544	—
5.75% senior notes, due March 2020	1,000,000	1,000,000
Receivables Facility, due May 2017	350,000	300,000
Capital leases	57,334	52,385
Other	45,331	35,777
	5,689,709	5,824,070
Less—current portion	(104,106)	(65,841)
	$5,585,603	$5,758,229

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company used the net proceeds from its IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility (see Note 8).
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
2014 Amendment Agreements
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amends and restates the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provides for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The term loans due on February 24, 2021 include €140.0 million of term loans denominated in euros, £115.0 million of term loans denominated in sterling and ¥5,042.0 million of term loans denominated in yen. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance existing term loans due 2016 and 2019 (with the exception of approximately $75.0 million in term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary, which remain outstanding). All U.S. dollar denominated new term loans have an applicable margin of 2.50% for eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.75%, and an applicable margin of 1.50% for base-rate borrowings, subject to a minimum base rate of 1.75%. The new yen denominated and Euro denominated term loans have an applicable margin of 2.75% and the new sterling denominated terms loans have an applicable margin of 3.25%. The term loans due on February 24, 2021 were borrowed with an original issue discount of 0.50%. The term loans due on September 7, 2019 were borrowed with an original issue discount of 0.25%.
During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized and are included in the Condensed Consolidated Balance Sheets. Approximately $3.4 million and $5.1 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners, respectively. The Company also recorded charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income for the nine months ended June 27, 2014 consisting of $13.1 million of third-party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
Amendment Agreement No. 1
On March 28, 2014, Aramark Services, Inc. entered into Amendment Agreement No. 1 to the 2014 Amendment Agreement, which allowed Aramark Services, Inc. to borrow Canadian dollar denominated term loan in an amount of CAD34.0 million, due February 2021.
2013 Amendment Agreements
Amendment Agreement No. 4
On February 22, 2013, Aramark Services, Inc. entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Credit Agreement which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, Aramark Services, Inc. borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by Aramark Services, Inc. with an original issue discount of 0.50%. During the second quarter of fiscal 2013, approximately $16.8 million of third-party costs directly attributable to Amendment Agreement No. 4 were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets, of which approximately $6.8 million were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Amendment Agreement No. 3
On December 20, 2012, Aramark Services, Inc. amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans to repay approximately $650 million of existing term loans and to fund certain discounts, fees and costs associated with the amendment. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to Amendment Agreement No. 3 were expensed and are included in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. Approximately $4.6 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Senior Secured Revolving Credit Facility
The 2014 Amendment Agreement also provides for the extension, from January 26, 2017 to February 24, 2019, of the maturity of $565.0 million in revolving lender commitments of the existing $605.0 million revolving credit facility under the Credit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
5.75% Senior Notes due 2020
On March 7, 2013, Aramark Services, Inc. issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by Aramark Services, Inc.
During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized and are included in “Other Assets” in the Condensed Consolidated Balance Sheets. Approximately $7.3 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners.
Repurchase of 8.50% Senior Notes due 2015, Senior Floating Rate Notes due 2015 and 8.625% / 9.375% Senior Notes due 2016
In February 2013, the Company and Aramark Services, Inc. commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016, the 8.50% Senior Notes due 2015 and the Senior Floating Notes due 2015 (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date.
During the second quarter of fiscal 2013, in connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes, the Company recorded $39.8 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income consisting of $12.9 million of third party costs for the tender offer premium and $26.9 million of non-cash charges for the write-off of deferred financing costs.

(7)	DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has outstanding $2.9 billion notional amount of interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the second quarter of fiscal 2014, as a result of the 2014 Amendment Agreement, the Company de-designated the interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the 2014 Amendment Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the mark-to-market values of the Company's cash flow hedges included in Accumulated Other Comprehensive Loss, which was approximately $22.8 million of unrealized net of tax losses, were frozen as of the de-designation date and will be reclassified into earnings as the underlying hedged transactions affect earnings. In February 2014, the Company amended the interest rate swap agreements to match the terms of the new term loans under the 2014 Amendment Agreement to meet the criteria to be designated as cash flow hedging instruments. During the third quarter of fiscal 2014, the Company entered into $500 million notional amount of forward starting interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of June 27, 2014 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 27, 2013, approximately ($26.2) million and ($20.5) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended June 27, 2014 and June 28, 2013 was not material.
The Company has outstanding $75.4 million amortizing cross currency swap to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary’s variable rate debt denominated in U.S. dollars. During the second quarter of fiscal 2014, approximately $82.7 million of amortizing cross currency swaps matured. The agreement fixes the rate on the variable rate borrowings and mitigates changes in the Canadian dollar/U.S. dollar exchange rate. During the nine months ended June 27, 2014 and June 28, 2013, approximately $5.6 million and $4.7 million of unrealized net of tax gains (losses) related to the swap were added to “Accumulated other comprehensive loss,” respectively. Approximately ($2.6) million and ($5.5) million were reclassified to offset net translation gains (losses) on the foreign currency denominated debt during the nine months ended June 27, 2014 and June 28, 2013, respectively. As of June 27, 2014 and September 27, 2013, unrealized net of tax losses of approximately ($6.1) million and ($3.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during the nine months ended June 27, 2014 and June 28, 2013 was not material.
As a result of Amendment Agreement No. 3, the Company de-designated the cross currency swap that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. Prior to Amendment Agreement No. 3, these contracts met the required criteria to be designated as cash flow hedging instruments. As a result, approximately $3.2 million was reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets to “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income during the nine months ended June 28, 2013.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (Loss) (in thousands):

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Interest rate swap agreements	$(9,567)	$5,297
Cross currency swap agreements	(380)	(1,500)
	$(9,947)	$3,797

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Interest rate swap agreements	$(5,641)	$11,595
Cross currency swap agreements	(2,647)	1,145
	$(8,288)	$12,740
Derivatives not Designated in Hedging Relationships
In fiscal 2013, the Company elected to de-designate the cross currency swaps as a result of Amendment Agreement No. 3. As a result, changes in the fair value of these swaps are recorded in earnings. During the second quarter of fiscal 2014, the cross currency swap matured. For the nine months ended June 27, 2014, the Company recorded a pretax gain of approximately $5.8 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income. For the three and nine months ended June 28, 2013, the Company recorded a pretax gain of approximately $2.4 million and $4.6 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income, respectively.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During fiscal 2014, the Company has entered into contracts for approximately 8.4 million gallons. As of June 27, 2014, the Company has contracts for approximately 5 million gallons outstanding for fiscal 2014 and fiscal 2015. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded in earnings. The impact on earnings related to the change in fair value of these contracts for the three and nine month periods of fiscal 2014 and fiscal 2013 were not material.
As of June 27, 2014, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €16.1 million, £7.3 million and CAD33.8 million to mitigate the risk of changes in foreign currency exchange rates on intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recognized in income currently as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the intercompany loans.
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

	Balance Sheet Location	June 27, 2014	September 27, 2013
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments	590	37
		$590	$37

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$—	$3,494
Interest rate swap agreements	Other Noncurrent Liabilities	40,067	30,431
Cross currency swap agreements	Other Noncurrent Liabilities	11,767	16,129
		51,834	50,054

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	264	366
Cross currency swap agreements	Accrued Expenses	—	12,818
		$52,098	$63,238
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss from the derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Three Months Ended	Three Months Ended
	Account	June 27, 2014	June 28, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$6,933	$5,740
Cross currency swap agreements	Interest Expense	2,971	250
		$9,904	$5,990

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(2,429)
Gasoline and diesel fuel agreements	Cost of services provided	(533)	250
Foreign currency forward exchange contracts	Interest Expense	1,122	1,764
		$589	$(415)

		Nine Months Ended	Nine Months Ended
	Account	June 27, 2014	June 28, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$23,116	$16,950
Cross currency swap agreements	Interest Expense	(1,853)	3,256
		$21,263	$20,206

Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$(5,111)	$(1,408)
Gasoline and diesel fuel agreements	Cost of services provided	(669)	119
Foreign currency forward exchange contracts	Interest Expense	5,407	(4,278)
		$(373)	$(5,567)
At June 27, 2014, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.5 million.

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
Prior to the IPO, pursuant to the Amended and Restated Stockholders Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. With the completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of June 27, 2014 and September 27, 2013 was $0 and $158.7 million, respectively.
During the nine months ended June 27, 2014, the Company paid dividends of approximately $34.7 million to its stockholders. On August 6, 2014, the Company's Board declared a $0.075 dividend per share of common stock, payable on September 9, 2014, to shareholders of record on the close of business on August 19, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors (the "Board") approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the “2013 Stock Plan”), which became effective on December 1, 2013. The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000. In connection with the adoption of the 2013 Stock Plan, the Board approved, and the stockholders of Aramark adopted by written consent, the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (the “Fifth Amended Stock Plan”) which amended certain terms of the 2007 Management Stock Incentive Plan ("2007 MSIP") in contemplation of the IPO, including providing that no awards will be granted under the Fifth Amended Stock Plan shortly following the consummation of an initial public offering, as grants following the IPO are made under the 2013 Stock Plan.
During the three and nine months ended June 27, 2014, share-based compensation expense was approximately $10.0 million, before taxes of $3.9 million, and approximately $83.0 million, before taxes of $32.4 million, respectively. During the three and nine months ended June 28, 2013, share-based compensation expense was approximately $3.5 million, before taxes of $1.4 million, and approximately $12.3 million, before taxes of $4.9 million, respectively.
Stock Options
Time-Based Options
The Company granted 1.9 million time-based options with a weighted-average grant-date fair value of $6.65 during the first quarter of fiscal 2014. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for time-based options was approximately $2.9 million and $9.7 million, respectively. The compensation cost charged to expense during the three and nine months ended June 28, 2013 for time-based options was approximately $1.8 million and $5.8 million, respectively.
Performance-Based Options
On November 11, 2013, the Compensation Committee approved an amendment to all outstanding 2007 MSIP Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provides that in the event of an initial public offering of Aramark, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the “Missed Year Options”) will become vested if the initial public offering price for the common stock of Aramark equals or exceeds $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Aramark equals or exceeds $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options will become vested. There were a total of approximately 5.0 million Missed Year Options which fully vested in the second quarter of fiscal 2014 as all performance targets were met. The fair values of the Missed Year Options were valued at the award modification date using a Monte-Carlo option model, which simulates a range of possible future stock prices and estimates the probabilities of meeting the modified vesting provision of the trading price for the common stock of Aramark equaling or exceeding $25.00 per share over any consecutive twenty day trading period during the 18 month period following the initial public offering. The following weighted-average assumptions were used in estimating the fair value of the Missed Year Options: estimated volatility (30%), expected dividend yield (1.5%), expected life (3-8 years) and risk-free rate (0.66%-2.63%). The weighted-average fair value of the Missed Year Options modified on November 11, 2013 was $10.19 per option.
During the three and nine months ended June 27, 2014, the Company recognized a charge to expense of approximately $1.6 million and $57.0 million for performance-based options, respectively. The nine months ended June 27, 2014 includes approximately $50.9 million related to the Missed Year Options that were modified. During the three and nine months ended June 28, 2013, $1.5 million and $4.9 million was charged to expense for performance-based options, respectively.
Installment Stock Purchase Opportunities (“ISPOs”)
The Company recorded approximately $0.4 million and $1.6 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three and nine months ended June 27, 2014, respectively. The Company recorded approximately $0.2 million and $0.8 million of compensation expense related to ISPOs during the three and nine months ended June 28, 2013, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested RSUs are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.
The Company granted 2,048,785 RSUs during the first quarter of fiscal 2014 at a weighted-average grant-date fair value of $20.45. Compensation expense for RSUs is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for RSUs was approximately $3.6 million and $9.9 million, respectively.
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
On December 20, 2013, the Company granted 466,763 PSUs with a weighted-average grant-date fair value of $23.92 with performance conditions based upon the achievement of a level of earnings per share. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for PSUs was approximately $1.5 million and $3.3 million, respectively.
Deferred Stock Units
The Company granted 60,088 deferred stock units during the nine months ended June 27, 2014. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for deferred stock units was approximately $0 and $1.5 million, respectively. The Company granted 42,462 deferred stock units during the nine months ended June 28, 2013. The compensation cost charged to expense during the nine months ended June 28, 2013 for deferred stock units was approximately $0.6 million.
(10) ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. In May 2014, the Company amended the Receivables Facility to increase the maximum amount from $300.0 million to $350.0 million and extend the maturity date from January 2015 to May 2017. In addition, the Receivable Facility will now include a seasonal tranche which will increase the capacity of the Receivable Facility by $25.0 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At June 27, 2014 and September 27, 2013, the amount of outstanding borrowings under the Receivables Facility was $350.0 million and $300.0 million and is included in “Long-Term Borrowings,” respectively.

(11)	EQUITY INVESTMENTS:
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $188.9 million and $190.7 million at June 27, 2014 and September 27, 2013, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Sales	$390,862	$398,610
Gross profit	45,171	47,148
Net income	6,239	6,803

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Sales	$1,156,205	$1,294,082
Gross profit	130,735	149,553
Net income	19,572	22,183
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is significantly impacted by currency translation. Aramark’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $2.5 million and $7.9 million for the three and nine months ended June 27, 2014, respectively. Aramark’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 going-private transaction, was $2.8 million and $8.0 million for the three and nine months ended June 28, 2013, respectively.

(12)	BUSINESS SEGMENTS:
Sales, operating income and depreciation and amortization by reportable segment follow (in thousands):

	Three Months Ended	Three Months Ended
Sales	June 27, 2014	June 28, 2013
FSS North America	$2,487,739	$2,405,860
FSS International	765,206	727,516
Uniform	367,112	356,654
	$3,620,057	$3,490,030

	Three Months Ended	Three Months Ended
Operating Income	June 27, 2014	June 28, 2013
FSS North America	$95,546	$73,146
FSS International	36,722	28,694
Uniform	46,857	35,388
	179,125	137,228
Corporate	(37,842)	(13,632)
Operating Income	141,283	123,596
Interest and Other Financing Costs, net	(71,186)	(80,917)
Income Before Income Taxes	$70,097	$42,679

	Three Months Ended	Three Months Ended
Depreciation and Amortization	June 27, 2014	June 28, 2013
FSS North America	$92,237	$94,893
FSS International	14,385	14,956
Uniform	17,622	25,522
Corporate	673	437
	$124,917	$135,808

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
Sales	June 27, 2014	June 28, 2013
FSS North America	$7,504,970	$7,217,759
FSS International	2,284,944	2,154,567
Uniform	1,095,231	1,057,356
	$10,885,145	$10,429,682

	Nine Months Ended	Nine Months Ended
Operating Income	June 27, 2014	June 28, 2013
FSS North America	$384,096	$298,935
FSS International	76,957	37,877
Uniform	123,716	89,761
	584,769	426,573
Corporate	(165,457)	(47,443)
Operating Income	419,312	379,130
Interest and Other Financing Costs, net	(256,613)	(341,392)
Income Before Income Taxes	$162,699	$37,738

	Nine Months Ended	Nine Months Ended
Depreciation and Amortization	June 27, 2014	June 28, 2013
FSS North America	$280,239	$279,902
FSS International	43,760	46,754
Uniform	62,024	76,964
Corporate	1,035	892
	$387,058	$404,512
In the first and second fiscal quarters, within the FSS North America segment, historically there has been a lower level of activity at the sports and leisure food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports and leisure accounts that is partially offset by the effect of summer recess at the educational accounts.

(13)	NEW ACCOUNTING STANDARD UPDATES:
In June 2014, the FASB issued an accounting standard update (“ASU”) which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the pronouncement relative to its stock incentive awards.
In May 2014, the FASB issued an ASU on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the pronouncement.
In January 2014, the FASB issued an ASU which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The guidance is effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of the pronouncement.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In December 2011, the FASB issued an ASU that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instruments impact on a company’s financial position. In January 2013, the FASB issued an accounting standard update to clarify the scope of this ASU. The Company adopted the guidance in the first quarter of fiscal 2014 which did not have a material impact on the condensed consolidated financial statements.

(14)	COMMITMENTS AND CONTINGENCIES:
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $127.2 million at June 27, 2014 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 27, 2014.
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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments, that are subject to master netting agreements, on a net basis by counterparty portfolio. The fair value of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s debt at June 27, 2014 and September 27, 2013 was $5,747.7 million and $5,854.9 million, respectively. The carrying value of the Company’s debt at June 27, 2014 and September 27, 2013 was $5,689.7 million and $5,824.1 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
During the first quarter of fiscal 2014, the Company's obligation to repurchase shares was eliminated (see Note 8). The following table presents the changes in the Company's common stock subject to repurchase for which level 3 inputs were significant to their valuation for the nine months ended June 27, 2014 (in thousands):

Common Stock Subject to Repurchase
Balance, September 27, 2013	$158,708
Repurchases of common stock	(763)
Reclassification of common stock subject to repurchase	(157,945)
Balance, June 27, 2014	$—
 (16) EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of share-based awards.
The following table sets forth the computation of basic and diluted earnings per share attributable to Aramark stockholders (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	June 27, 2014	June 28, 2013
Earnings:
Net income attributable to Aramark stockholders	$46,873	$27,748
Shares:
Basic weighted-average shares outstanding	231,854	201,364
Effect of dilutive securities	11,885	6,962
Diluted weighted-average shares outstanding	243,739	208,326

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.20	$0.14

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.19	$0.13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013
Earnings:
Net income attributable to Aramark stockholders	$104,551	$30,458
Shares:
Basic weighted-average shares outstanding	223,143	201,607
Effect of dilutive securities	11,679	7,096
Diluted weighted-average shares outstanding	234,822	208,703

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.47	$0.15

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.45	$0.15
Share-based awards to purchase 1.6 million shares and 2.8 million shares were outstanding for the three month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units to purchase 2.2 million and 7.9 million shares were outstanding for the three month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met. Share-based awards to purchase 1.3 million and 5.2 million shares were outstanding for the nine month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units to purchase 3.4 million and 9.5 million shares were outstanding during the nine month periods of fiscal 2014 and fiscal 2013, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met.

(17)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. The 5.75% Senior Notes are an obligation of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company’s existing and future domestic subsidiaries (excluding the receivables facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$29.6	$46.5	$46.3	$—	$122.4
Receivables	—	0.6	331.7	1,162.4	—	1,494.7
Inventories, at lower of cost or market	—	15.4	445.2	82.6	—	543.2
Prepayments and other current assets	—	15.7	77.4	101.8	—	194.9
Total current assets	—	61.3	900.8	1,393.1	—	2,355.2

Property and Equipment, net	—	24.1	777.6	186.9	—	988.6
Goodwill	—	173.1	3,982.7	463.4	—	4,619.2
Investment in and Advances to Subsidiaries	1,720.7	5,904.5	510.6	119.2	(8,255.0)	—
Other Intangible Assets	—	29.7	1,132.3	136.4	—	1,298.4
Other Assets	—	69.3	673.5	272.8	(2.0)	1,013.6
	$1,720.7	$6,262.0	$7,977.5	$2,571.8	$(8,257.0)	$10,275.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$44.9	$13.1	$46.1	$—	$104.1
Accounts payable	0.2	162.5	373.7	230.1	—	766.5
Accrued expenses and other liabilities	0.8	202.1	611.3	315.7	0.1	1,130.0
Total current liabilities	1.0	409.5	998.1	591.9	0.1	2,000.6
Long-term Borrowings	—	4,661.6	44.2	879.8	—	5,585.6
Deferred Income Taxes and Other Noncurrent Liabilities	—	320.0	562.5	76.6	—	959.1
Intercompany Payable	—	—	5,405.0	1,073.4	(6,478.4)	—
Common Stock Subject to Repurchase and Other	—	—	10.0	—	—	10.0
Total Stockholders' Equity	1,719.7	870.9	957.7	(49.9)	(1,778.7)	1,719.7
	$1,720.7	$6,262.0	$7,977.5	$2,571.8	$(8,257.0)	$10,275.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 27, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23.0	$40.5	$47.5	$—	$111.0
Receivables	—	1.4	242.9	1,161.6	—	1,405.9
Inventories, at lower of cost or market	—	15.9	441.0	85.1	—	542.0
Prepayments and other current assets	—	46.2	103.1	79.0	—	228.3
Total current assets	—	86.5	827.5	1,373.2	—	2,287.2

Property and Equipment, net	—	24.4	751.2	201.7	—	977.3
Goodwill	—	173.1	3,994.6	452.3	—	4,620.0
Investment in and Advances to Subsidiaries	1,062.7	6,267.4	444.8	124.5	(7,899.4)	—
Other Intangible Assets	—	32.6	1,230.0	146.1	—	1,408.7
Other Assets	—	68.4	629.5	278.0	(2.0)	973.9
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$22.5	$12.0	$31.3	$—	$65.8
Accounts payable	—	147.0	448.3	293.7	—	889.0
Accrued expenses and other liabilities	0.3	230.2	875.6	328.3	0.1	1,434.5
Total current liabilities	0.3	399.7	1,335.9	653.3	0.1	2,389.3
Long-term Borrowings	—	5,101.7	40.4	616.1	—	5,758.2
Deferred Income Taxes and Other Noncurrent Liabilities	—	326.2	618.3	102.5	—	1,047.0
Intercompany Payable	—	—	5,016.0	1,305.7	(6,321.7)	—
Common Stock Subject to Repurchase and Other	158.7	—	10.2	—	—	168.9
Total Stockholders' Equity	903.7	824.8	856.8	(101.8)	(1,579.8)	903.7
	$1,062.7	$6,652.4	$7,877.6	$2,575.8	$(7,901.4)	$10,267.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$265.3	$2,302.0	$1,052.8	$—	$3,620.1
Costs and Expenses:
Cost of services provided	—	235.4	2,070.3	969.7	—	3,275.4
Depreciation and amortization	—	2.6	98.5	23.8	—	124.9
Selling and general corporate expenses	1.1	38.8	33.9	4.7	—	78.5
Interest and other financing costs, net	—	62.7	(0.1)	8.6	—	71.2
Expense allocations	—	(79.5)	67.6	11.9	—	—
	1.1	260.0	2,270.2	1,018.7	—	3,550.0
Income (Loss) before Income Taxes	(1.1)	5.3	31.8	34.1	—	70.1
Provision (Benefit) for Income Taxes	(0.4)	1.9	14.3	7.4	—	23.2
Equity in Net Income of Subsidiaries	47.6	—	—	—	(47.6)	—
Net income	46.9	3.4	17.5	26.7	(47.6)	46.9
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to Aramark stockholders	46.9	3.4	17.5	26.7	(47.6)	46.9
Other comprehensive income (loss), net of tax	(10.3)	(8.9)	1.2	1.3	6.4	(10.3)
Comprehensive income (loss) attributable to Aramark stockholders	$36.6	$(5.5)	$18.7	$28.0	$(41.2)	$36.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$777.8	$6,909.8	$3,197.5	$—	$10,885.1
Costs and Expenses:
Cost of services provided	—	690.1	6,140.1	2,959.8	—	9,790.0
Depreciation and amortization	—	10.8	303.8	72.5	—	387.1
Selling and general corporate expenses	7.1	166.2	101.1	14.3	—	288.7
Interest and other financing costs	—	233.2	(0.9)	24.3	—	256.6
Expense allocations	—	(331.9)	303.8	28.1	—	—
	7.1	768.4	6,847.9	3,099.0	—	10,722.4
Income (Loss) before Income Taxes	(7.1)	9.4	61.9	98.5	—	162.7
Provision (Benefit) for Income Taxes	(2.5)	3.1	35.1	22.0	—	57.7
Equity in Net Income of Subsidiaries	109.2	—	—	—	(109.2)	—
Net income	104.6	6.3	26.8	76.5	(109.2)	105.0
Less: Net income attributable to noncontrolling interests	—	—	0.4	—	—	0.4
Net income attributable to Aramark stockholders	104.6	6.3	26.4	76.5	(109.2)	104.6
Other comprehensive income (loss), net of tax	(9.9)	1.3	2.8	(16.2)	12.1	(9.9)
Comprehensive income attributable to Aramark stockholders	$94.7	$7.6	$29.2	$60.3	$(97.1)	$94.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 28, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$270.6	$2,185.9	$1,033.5	$—	$3,490.0
Costs and Expenses:
Cost of services provided	—	261.8	1,958.2	958.1	—	3,178.1
Depreciation and amortization	—	5.0	106.2	24.6	—	135.8
Selling and general corporate expenses	—	15.6	32.3	4.6	—	52.5
Interest and other financing costs	—	74.2	(0.4)	7.1	—	80.9
Expense allocations	—	(81.9)	76.0	5.9	—	—
	—	274.7	2,172.3	1,000.3	—	3,447.3
Income (Loss) before Income Taxes	—	(4.1)	13.6	33.2	—	42.7
Provision (Benefit) for Income Taxes	—	(1.8)	9.9	6.6	—	14.7
Equity in Net Income of Subsidiaries	27.8	—	—	—	(27.8)	—
Net income (loss)	27.8	(2.3)	3.7	26.6	(27.8)	28.0
Less: Net income attributable to noncontrolling interests	—	—	0.2	—	—	0.2
Net income (loss) attributable to Aramark stockholders	27.8	(2.3)	3.5	26.6	(27.8)	27.8
Other comprehensive income (loss), net of tax	(4.0)	12.6	—	(18.8)	6.2	(4.0)
Comprehensive income attributable to Aramark stockholders	$23.8	$10.3	$3.5	$7.8	$(21.6)	$23.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 28, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$778.5	$6,536.9	$3,114.3	$—	$10,429.7
Costs and Expenses:
Cost of services provided	—	756.2	5,803.3	2,922.4	—	9,481.9
Depreciation and amortization	—	14.8	312.8	76.9	—	404.5
Selling and general corporate expenses	0.8	55.0	94.0	14.4	—	164.2
Interest and other financing costs	51.0	265.3	(1.0)	26.1	—	341.4
Expense allocations	—	(289.8)	272.7	17.1	—	—
	51.8	801.5	6,481.8	3,056.9	—	10,392.0
Income (Loss) before Income Taxes	(51.8)	(23.0)	55.1	57.4	—	37.7
Provision (Benefit) for Income Taxes	(19.4)	(13.4)	25.2	14.1	—	6.5
Equity in Net Income of Subsidiaries	62.8	—	—	—	(62.8)	—
Net income (loss)	30.4	(9.6)	29.9	43.3	(62.8)	31.2
Less: Net income attributable to noncontrolling interests	—	—	0.6	0.2	—	0.8
Net income (loss) attributable to Aramark stockholders	30.4	(9.6)	29.3	43.1	(62.8)	30.4
Other comprehensive income (loss), net of tax	(20.1)	37.3	(3.0)	(63.2)	28.9	(20.1)
Comprehensive income (loss) attributable to Aramark stockholders	$10.3	$27.7	$26.3	$(20.1)	$(33.9)	$10.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4.0)	$91.0	$(123.1)	$23.2	$(4.5)	$(17.4)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(12.5)	(270.3)	(43.5)	—	(326.3)
Disposals of property and equipment	—	8.0	3.0	4.8	—	15.8
Proceeds from divestiture	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(12.0)	(8.3)	—	(20.3)
Other investing activities	—	(0.5)	11.0	(2.0)	—	8.5
Net cash used in investing activities	—	(5.0)	(244.3)	(49.0)	—	(298.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,418.7	(0.1)	306.4	—	1,725.0
Payments of long-term borrowings	—	(1,824.6)	(10.7)	(84.7)	—	(1,920.0)
Net change in funding under the Receivables Facility	—	—	—	50.0	—	50.0
Payments of dividends	—	(34.7)	—	—	—	(34.7)
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	3.7	—	—	—	3.7
Repurchase of common stock	—	(2.1)	—	—	—	(2.1)
Other financing activities	—	(8.9)	(6.1)	(3.9)	—	(18.9)
Change in intercompany, net	(520.1)	368.5	390.3	(243.2)	4.5	—
Net cash provided by (used in) financing activities	4.0	(79.4)	373.4	24.6	4.5	327.1
Increase in cash and cash equivalents	—	6.6	6.0	(1.2)	—	11.4
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$29.6	$46.5	$46.3	$—	$122.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 28, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$609.3	$78.8	$22.0	$70.8	$(644.6)	$136.3
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(10.3)	(205.5)	(47.8)	—	(263.6)
Disposals of property and equipment	—	—	4.0	4.7	—	8.7
Proceeds from divestitures	—	—	0.9	—	—	0.9
Acquisitions of businesses, net of cash acquired	—	—	(22.6)	—	—	(22.6)
Other investing activities	—	1.7	28.8	(5.9)	—	24.6
Net cash used in investing activities	—	(8.6)	(194.4)	(49.0)	—	(252.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,165.3	—	57.8	—	3,223.1
Payments of long-term borrowings	(600.0)	(2,256.1)	(10.1)	(181.8)	—	(3,048.0)
Net change in funding under the Receivables Facility	—	—	—	36.2	—	36.2
Proceeds from issuance of common stock	—	4.9	—	—	—	4.9
Distribution in connection with spin-off of Seamless Holdings	—	(47.4)	—	—	—	(47.4)
Repurchase of common stock	—	(38.4)	—	—	—	(38.4)
Other financing activities	(9.4)	(42.2)	(1.3)	(0.7)	—	(53.6)
Change in intercompany, net	—	(862.7)	178.9	39.2	644.6	—
Net cash used in financing activities	(609.4)	(76.6)	167.5	(49.3)	644.6	76.8
Decrease in cash and cash equivalents	(0.1)	(6.4)	(4.9)	(27.5)	—	(38.9)
Cash and cash equivalents, beginning of period	0.1	27.4	41.7	67.5	—	136.7
Cash and cash equivalents, end of period	$—	$21.0	$36.8	$40.0	$—	$97.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 27, 2014 and June 28, 2013 should be read in conjunction with the Company’s audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2013 included in the Company's prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013.
On December 17, 2013, Aramark (the "Company", "we", "our") completed its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share. The Company's common stock trades on the New York Stock Exchange under the symbol "ARMK".
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
OVERVIEW
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we are planning and executing both growth and cost control initiatives and are working to streamline and improve the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives starting in the second quarter of fiscal 2013 and continuing through the third quarter of fiscal 2014 and estimate that we will incur approximately an additional $20 million through the first half of our next fiscal year in accordance with our original plan.
Seasonality
Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter, as a result of different factors. Within our FSS North America segment, historically there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our prospectus dated December 11, 2013, filed with the Securities Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated December 11, 2013, filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013.
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
RESULTS OF OPERATIONS
The following tables present our sales and operating income, and related percentages, attributable to each reportable segment, for the three and nine months ended June 27, 2014 and June 28, 2013 (dollars in millions).

	Three Months Ended				Nine Months Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
Sales by Segment	$	%	$	%	$	%	$	%
FSS North America	$2,487.8	69%	$2,405.9	69%	$7,505.0	69%	$7,217.8	69%
FSS International	765.2	21%	727.5	21%	2,284.9	21%	2,154.6	21%
Uniform	367.1	10%	356.6	10%	1,095.2	10%	1,057.3	10%
	$3,620.1	100%	$3,490.0	100%	$10,885.1	100%	$10,429.7	100%

	Three Months Ended				Nine Months Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
Operating Income by Segment	$	%	$	%	$	%	$	%
FSS North America	$95.5	68%	$73.1	59%	$384.1	92%	$298.9	79%
FSS International	36.7	26%	28.7	23%	77.0	18%	37.9	10%
Uniform	46.9	33%	35.4	29%	123.7	29%	89.8	24%
	179.1	127%	137.2	111%	584.8	139%	426.6	113%
Corporate	(37.8)	-27%	(13.6)	-11%	(165.5)	-39%	(47.5)	-13%
	$141.3	100%	$123.6	100%	$419.3	100%	$379.1	100%
Consolidated Overview
Sales of $3.6 billion for the third quarter of fiscal 2014 and $10.9 billion for the nine month period represented an increase of 4% when compared to both prior year periods. This increase is primarily attributable to growth in the Education and Sports, Leisure and Corrections sectors of the FSS North America segment, growth in the U.K., Germany, China, Chile and Argentina in our FSS International segment and growth in the uniform rental business in our Uniform segment. This increase was partially offset by the negative impact of foreign currency translation (approximately -1% in both the three and nine month periods). Sales for the nine month period of fiscal 2014 were negatively impacted by the severe winter weather within our FSS North America segment in the second quarter of fiscal 2014. Sales for the nine month period of fiscal 2013 were negatively impacted by the National Hockey League ("NHL") lockout and Hurricane Sandy.
Cost of services provided was $3.3 billion for the third quarter of fiscal 2014 and $9.8 billion for the nine month period compared to $3.2 billion and $9.5 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 90% for both the third quarter of fiscal 2014 and for the nine month period compared to 91% in both prior year periods, respectively. Food and support service costs comprised approximately 28% of cost of services provided for the third quarter of fiscal 2014 as compared to 27% for the prior year period, personnel costs comprised approximately 46% of cost of services provided for the third quarter of fiscal 2014 and fiscal 2013, and other direct costs comprised the remaining approximately 26% of cost of services provided for the third quarter of fiscal 2014 as compared to 27% for the prior year period. Food and support service costs comprised approximately 29% of cost of services provided for the nine month period of fiscal 2014 as compared to 28% for the prior year period, personnel costs comprised approximately 46% of cost of services provided for the nine month period of fiscal 2014 as compared to 47% for the prior year period, and other direct costs comprised the remaining approximately 25% of cost of services provided for the nine month period of fiscal 2014 and fiscal 2013. Cost of services provided was impacted by the items discussed below for operating income.
Operating income was $141.3 million and $419.3 million for the three and nine month periods of fiscal 2014 compared to $123.6 million and $379.1 million in the prior year periods, respectively. This increase for both periods is primarily attributable to profit growth in all of the reportable segments, the decrease in acquisition-related amortization expense compared to the prior year periods and a favorable risk insurance adjustment related to favorable claims experience, which more than offset the increase in share-based compensation expense and the negative impact of foreign currency translation (approximately -1% in both periods). The three month period of fiscal 2014 includes expenses of approximately $12.8 million related to our transformation and rebranding initiatives. The nine month period of fiscal 2014 includes an increase in share-based compensation expense of approximately $70.7 million, of which

$50.9 million related to the modification of performance-based options (see Note 9 to the condensed consolidated financial statements), the loss on the sale of the McKinley Chalet hotel of approximately $6.7 million within the Sports, Leisure and Corrections sector, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and approximately $41.4 million related to our transformation and rebranding initiatives. The three and nine month periods of fiscal 2013 include severance and related costs of approximately $6.6 million and $47.4 million, respectively, as a result of the series of actions the Company initiated in the second quarter of fiscal 2013 to drive efficiency through the consolidation and centralization of its operations. In addition, during the nine month period of fiscal 2013, the Company recorded approximately $11.7 million of goodwill impairment charges, other asset write-downs of approximately $11.4 million primarily related to the write-offs of certain client contractual investments and approximately $17.1 million of costs related to transformation initiatives. The nine month period of fiscal 2013 also includes other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports, Leisure and Corrections sector, which was terminated in the prior year. Operating income for the nine month period of fiscal 2014 was negatively impacted by the severe winter weather within our FSS North America segment in the second quarter of fiscal 2014. Operating income for the nine month period of fiscal 2013 was negatively affected by the NHL lockout and Hurricane Sandy.

Interest and Other Financing Costs, net, for the three and nine month periods of fiscal 2014 decreased approximately $9.7 million and $84.8 million as compared to the prior year periods, respectively, primarily due to the favorable impact of the refinancings of the Company's debt during fiscal 2014 and fiscal 2013, lower average debt levels and lower refinancing fees. Interest and Other Financing Costs, net, for the nine month period of fiscal 2014 includes charges of $25.7 million in connection with the 2014 Amendment Agreement. Interest and Other Financing Costs, net, for the nine months ended June 28, 2013 includes charges of $39.8 million in connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes, approximately $11.6 million of third-party costs incurred related to Amendment Agreement No. 3 to the senior secured credit agreement and approximately $3.2 million of hedge ineffectiveness related to the repayment of the Canadian subsidiary's term loan.
The effective tax rate for the three month period of fiscal 2014 was 33.1% compared to 34.5% in the prior year period. The effective tax rate for the nine month period of fiscal 2014 was 35.5% compared to 17.2% in the prior year period. The effective tax rate for the nine months of fiscal 2014 includes the reduction of goodwill in connection with the sale of the McKinley Chalet hotel that was not tax deductible. The effective tax rate for the nine months of fiscal 2013 includes the extension of tax credits under the 2012 American Taxpayer Relief Act, non-tax deductible goodwill impairment charges and the reversal of tax reserves related to audit settlements in the first quarter of fiscal 2013.
Net income for the three and nine month periods of fiscal 2014 was $46.9 million and $104.9 million, respectively, compared to $28.0 million and $31.3 million in the prior year periods, respectively. Net income attributable to noncontrolling interests for the three and nine month periods of fiscal 2014 was less than $0.1 million and $0.4 million, respectively, compared to $0.2 million and $0.8 million in the prior year periods, respectively.
Segment Results
The following tables present a fiscal 2014/2013 comparison of segment sales and operating income together with the amount of and percentage change between periods (dollars in millions).

	Three Months Ended				Nine Months Ended
Sales by Segment	June 27, 2014	June 28, 2013	Change		June 27, 2014	June 28, 2013	Change
			$	%			$	%
FSS North America	$2,487.8	$2,405.9	$81.9	3%	$7,505.0	$7,217.8	$287.2	4%
FSS International	765.2	727.5	37.7	5%	2,284.9	2,154.6	130.3	6%
Uniform	367.1	356.6	10.5	3%	1,095.2	1,057.3	37.9	4%
	$3,620.1	$3,490.0	$130.1	4%	$10,885.1	$10,429.7	$455.4	4%
	Three Months Ended				Nine Months Ended
Operating Income by Segment	June 27, 2014	June 28, 2013	Change		June 27, 2014	June 28, 2013	Change
			$	%			$	%
FSS North America	$95.5	$73.1	$22.4	31%	$384.1	$298.9	$85.2	29%
FSS International	36.7	28.7	8.0	28%	77.0	37.9	39.1	**
Uniform	46.9	35.4	11.5	32%	123.7	89.8	33.9	38%
Corporate	(37.8)	(13.6)	(24.2)	**	(165.5)	(47.5)	(118.0)	**
	$141.3	$123.6	$17.7	14%	$419.3	$379.1	$40.2	11%
______________
** - Not meaningful

FSS North America
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments of the FSS North America reportable segment are Business & Industry; Education; Healthcare; and Sports, Leisure and Corrections.
Sales for each of these operating segments are summarized as follows (dollars in millions):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Business & Industry	$568.1	$577.9	$1,692.8	$1,711.0
Education	835.4	755.3	2,878.7	2,685.1
Healthcare	499.4	494.1	1,482.3	1,492.4
Sports, Leisure and Corrections	584.9	578.6	1,451.2	1,329.3
	$2,487.8	$2,405.9	$7,505.0	$7,217.8
The Company’s Education and Healthcare operating segments generally have high-single digit operating margins on an annual basis while the Business & Industry and Sports, Leisure and Corrections operating segments generally have mid-single digit operating margins on an annual basis. Sales for the nine month period of fiscal 2014 were negatively impacted by severe winter weather in the second quarter of fiscal 2014 within all of our operating segments. Sales for the nine month period of fiscal 2013 were negatively impacted by the NHL lockout and Hurricane Sandy.
FSS North America segment sales for the three and nine month periods of fiscal 2014 increased 3% and 4% over the prior year periods, respectively, primarily due to growth in the Education and Sports, Leisure and Corrections sectors partially offset by the negative impact of foreign currency translation (approximately -1% in both the three and nine month periods).
The Business & Industry sector had low-single digit sales decline for the three and nine month periods of fiscal 2014 primarily due to a decline in base business within our remote services business and lost business.
The Education sector had double-digit sales growth for the three month period of fiscal 2014 and high-single digit sales growth for the nine month period of fiscal 2014 due to growth in base business within our Higher Education food business and net new business in our K-12 food and facilities businesses.
The Healthcare sector had low-single digit sales growth for the three month period of fiscal 2014 due to new business within our hospitality business and low-single digit sales decline for the nine month period of fiscal 2014 due to the impact of prior year lost business within our healthcare technologies business.
The Sports, Leisure and Corrections sector had low-single digit sales growth for the three month period of fiscal 2014 primarily related to base business growth in our amphitheaters and new business within Corrections which more than offset the impact of prior year lost business within our Major League Baseball stadiums. The sector had high-single digit sales growth for the nine month period of fiscal 2014 primarily related to base business growth at the stadiums and arenas we serve and from new business within Corrections which more than offset the impact of prior year lost business.
Cost of services provided was $2.3 billion and $6.8 billion for the three and nine month periods of fiscal 2014, respectively, compared to $2.2 billion and $6.6 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 92% and 90% in the three and nine months periods of fiscal 2014, respectively, as compared to 92% and 91% in the prior year periods, respectively. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for the three and nine month periods of fiscal 2014 was $95.5 million and $384.1 million compared to $73.1 million and $298.9 million in the prior year periods, respectively. This increase is primarily attributable to profit growth in our Business & Industry and Healthcare sectors and Higher Education business, the impact of our cost control initiatives and a reduction in severance reserves as a result of refinements to our original plan for consolidation and centralization initiatives and higher levels of actual attrition for the impacted workforce for the three and nine months ended June 27, 2014. FSS North America operating income for the nine months ended June 27, 2014 also includes a favorable risk insurance adjustment of $4.3 million related to favorable claims experience offset by the loss of approximately $6.7 million on the Chalet divestiture (see Note 2 to the condensed consolidated financial statements). Operating income for the nine month period of fiscal 2014 was also negatively impacted by the severe winter weather. Operating income for the three month period of fiscal 2013 includes approximately $6.6 million for severance and related costs and approximately $3.3 million of costs related to transformation initiatives. Operating income for the nine month period of fiscal 2013 includes $33.7 million of severance and related costs, $6.8 million of asset write-offs and $14.4 million of costs related to transformation initiatives and the other income recognized of approximately $14.0 million relating to the recovery of the Company's investment (possessory interest) at one of the NPS sites in the Sports, Leisure and Corrections sector, which was terminated in the prior year. The nine month period of fiscal 2013 was also negatively affected by the NHL lockout and Hurricane Sandy.
FSS International
Sales in the FSS International segment for the three and nine month periods of fiscal 2014 increased 5% and 6%, respectively, compared to the prior year periods as growth in the U.K., Germany, Chile, Argentina and China more than offset the negative impact of foreign currency translation (approximately -1% in both the three and nine month periods).
Cost of services provided for the three and nine month periods of fiscal 2014 was $0.7 billion and $2.2 billion as compared to $0.7 billion and $2.1 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 93% and 94% for the three and nine month periods of fiscal 2014 as compared to 94% and 95% in the prior year periods, respectively. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for the three month period of fiscal 2014 was $36.7 million compared to $28.7 million in the prior year period due to profit growth in the U.K., Chile, Argentina and China and the positive impact of foreign currency translation (approximately 2%). Operating income for the three month period of fiscal 2014 includes severance and related costs of $0.8 million and operating income for the three month period of fiscal 2013 includes $1.2 million of costs related to transformation initiatives. Operating income for the nine month period of fiscal 2014 was $77.0 million compared to $37.9 million in the prior year period. The increase is primarily due to profit growth in the U.K., Germany, Chile, Argentina and China and $16.3 million of goodwill impairment charges and other asset write-offs and $2.6 million of costs related to transformation initiatives recorded in the nine month period of fiscal 2013. Operating income in the nine month periods of fiscal 2014 and fiscal 2013 includes $13.9 million and $12.8 million of severance and related costs, respectively. Operating income for the nine month period of fiscal 2014 was negatively impacted by foreign currency translation (approximately -4%).
Uniform
Uniform and Career Apparel segment sales increased 3% and 4% for the three and nine month periods of fiscal 2014 compared to the prior year periods, respectively, primarily due to growth in our uniform rental base business.
Cost of services provided was $0.3 billion for the three month periods of fiscal 2014 and fiscal 2013 and $0.8 billion for the nine month periods of fiscal 2014 and 2013. Cost of services provided as a percentage of sales for the three month period of fiscal 2014 and fiscal 2013 was 78%. Cost of services provided as a percentage of sales for the nine month period of fiscal 2014 was 78% as compared to 80% for the prior year period due to cost control initiatives. Cost of services provided was also impacted by the items discussed below for operating income.
Operating income for the three and nine month periods of fiscal 2014 was $46.9 million and $123.7 million compared to $35.4 million and $89.8 million in the prior year periods, respectively. This increase is primarily due to profit growth in the uniform rental business, operational efficiencies across the segment and the decrease in acquisition-related amortization expense compared to the prior year periods. Operating income for the nine month period of fiscal 2013 includes severance related expenses of $3.7 million and a net charge of approximately $3.5 million related to a multiemployer pension plan withdrawal and a wage and hour settlement, net of a favorable risk insurance adjustment.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $37.8 million for the third quarter of fiscal 2014 compared to $13.6 million for the prior year period. For the nine month period of fiscal 2014, corporate expenses were $165.5 million compared to $47.5 million for the prior year period. The increase for the three month period of fiscal 2014 is primarily due to additional share-based compensation expense of approximately $6.5 million and certain other expenses related to our transformation and rebranding initiatives of approximately $12.6 million. The increase for the nine month period of fiscal 2014 is primarily due to additional share-based compensation expense of approximately $70.7 million, of which $50.9 million related to a modification of the vesting provisions relating to outstanding performance-based options, cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO and approximately $37.9 million of transformation and rebranding initiatives. Corporate expenses in the nine month period of fiscal 2013 included an accounting charge related to the retirement obligation to our current Chairman and former Chief Executive Officer.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of June 27, 2014, we had $122.4 million of cash and cash equivalents and approximately $591.4 million of availability under our senior secured revolving credit facility.
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
The table below summarizes our cash activity (dollars in millions):

	Nine Months Ended
	June 27, 2014	June 28, 2013
Net cash (used in) provided by operating activities	$(17.4)	$136.3
Net cash used in investing activities	(298.3)	(252.1)
Net cash provided by financing activities	327.1	76.8
	$11.4	$(39.0)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
During the nine months ended June 27, 2014, the increase in the total of net income and noncash charges results mainly from the overall growth of the business and improved operating results of the Company's segments as discussed above. As expected and consistent with historical patterns, working capital was a use of cash for us during the nine month period of fiscal 2014. The change in working capital requirements relates principally to changes in Accounts Receivable (approximately $55.8 million), primarily due to the growth of the business and timing of collections, Accounts Payable (approximately $47.3 million), due to timing of disbursements and employee payroll tax withholding payments from exercises of share-based awards, Accrued Expenses (approximately $157.9 million) related to the timing of payments for severance and related costs, insurance and commissions as compared to the prior year period offset by changes in Prepayments and other current assets (approximately $19.6 million), due to the impact of changes in income taxes. The “Other, net” caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses, including goodwill write-offs and impairments and other financing related charges.
Cash Flows Used in Investing Activities
The increase in purchases of property and equipment, client contract investments and other in the nine month period of fiscal 2014 mainly relates to an increase in client contract investments resulting from new business wins and contract extensions. During the nine month period of fiscal 2014, the Company received proceeds of $24.0 million as a result of the sale of the McKinley Chalet Hotel in our Sports, Leisure and Corrections sector.
During the nine months ended June 28, 2013, the Company received proceeds of approximately $15.3 million related to the recovery of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports, Leisure and Corrections sector, which was terminated in the prior year.
Cash Flows Provided by Financing Activities
During the nine months ended June 27, 2014, the Company paid dividends of approximately $34.7 million to its stockholders. The "Other, net" caption reflects financing related fees, distributions to noncontrolling interests and the excess tax benefit related to share-based awards.
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). Among other things, the 2014 Amendment Agreement provides for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The term loans due on February 24, 2021 include €140.0 million of term loans denominated in euros, £115.0 million of term loans denominated in sterling and ¥5,042.0 million of term loans denominated in yen. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance Aramark Services, Inc.'s existing term loans due 2016 and 2019 (with the exception of approximately $75.0 million in term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary, which remain outstanding). During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized. The Company also recorded charges to "Interest and Other Financing Costs, net” for the nine months ended June 27, 2014 consisting of $13.1 million of third party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
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
On October 29, 2012, the Company completed the spin-off of its majority interest in Seamless to its stockholders. In the spin-off, Aramark Services, Inc. distributed all of the issued and outstanding shares of the common stock of Seamless Holdings Corporation (“Seamless Holdings”), an entity formed for the purpose of completing the spin-off and whose assets primarily consist of the Company’s former interest in Seamless, to its parent company and sole stockholder, ARAMARK Intermediate Holdco Corporation (“ARAMARK Intermediate”). Thereafter, ARAMARK Intermediate distributed such shares to the Company, its parent company and sole stockholder, who then distributed all of the shares of Seamless Holdings on a pro rata basis to the holders of Aramark common stock as of October 26, 2012, the record date, through a tax-free stock dividend. Each Aramark stockholder received one share of Seamless Holdings common stock for each share of Aramark common stock held as of the record date. The Company distributed cash of approximately $47.4 million to Seamless prior to the spin-off.
On February 22, 2013, Aramark Services, Inc. entered into Amendment Agreement No. 4 (“Amendment Agreement No. 4”) to the Credit Agreement which provided for, among other things, additional term loans and the extension of a portion of the revolving credit facility. On March 7, 2013, Aramark Services, Inc. borrowed $1,400 million of term loans pursuant to Amendment Agreement No. 4. The new term loans were borrowed by Aramark Services, Inc. with an original issue discount of 0.50%. During the second quarter of fiscal 2013, approximately $16.8 million of third-party costs directly attributable to the term loans borrowed pursuant to Amendment Agreement No. 4 were capitalized.
On December 20, 2012, Aramark Services, Inc. amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans to repay approximately $650 million of existing term loans and to fund certain discounts, fees and costs associated with the amendment.  The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans. The new term loans were borrowed by Aramark Services, Inc. with an original issue discount of 0.25%. During the first quarter of fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed in “Interest and Other Financing Costs, net.”

On March 7, 2013, Aramark Services, Inc. issued $1,000 million of 5.75% Senior Notes due 2020 (the “Senior Notes”) pursuant to a new indenture, dated as of March 7, 2013 (the “Indenture”), entered into by Aramark Services, Inc. The Senior Notes were issued at par. The Senior Notes mature on March 15, 2020. During the second quarter of fiscal 2013, approximately $13.8 million of third-party costs directly attributable to the Senior Notes were capitalized.
In February 2013, the Company and Aramark Services, Inc. commenced a tender offer to purchase for cash any and all of the 8.625% / 9.375% Senior Notes due 2016 and the 8.50% Senior Notes due 2015 and the Senior Floating Notes due 2015 (collectively, the "Notes"). On March 7, 2013, the Company used a portion of the aggregate proceeds of the Senior Notes offering and the borrowings under the new term loans pursuant to Amendment Agreement No. 4 to purchase all Notes tendered by March 6, 2013, the early tender date. In connection with the tender offer and the full and complete satisfaction and discharge of the remaining aggregate principal of the Notes, the Company recorded $39.8 million of charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income for the nine months ended June 28, 2013, consisting of $12.9 million cash charges for the tender offer premium and $26.9 million of non-cash charges for the write-off of deferred financing costs.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change the Company’s business. The Indenture governing our Senior Notes contains similar provisions. As of June 27, 2014, we were in compliance with these covenants.
Under the Credit Agreement and the Indenture governing our Senior Notes we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and we cannot assure you that we will meet those ratios, tests and covenants.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as “Covenant EBITDA” and “Covenant Adjusted EBITDA.” Covenant EBITDA and Covenant Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. Covenant EBITDA is defined as net income (loss) of Aramark Services, Inc. and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Covenant Adjusted EBITDA is defined as Covenant EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our senior secured credit agreement and the indenture.
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
The following is a reconciliation of net income attributable to Aramark Services, Inc. stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.’s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the Indenture governing our Senior Notes. Covenant EBITDA and Covenant Adjusted EBTIDA are measures of Aramark Services, Inc. and its restricted subsidiaries only and do not include the results of Aramark.

(dollars in millions)	Three Months Ended June 27, 2014	Three Months Ended March 28, 2014	Three Months Ended December 27, 2013	Three Months Ended September 27, 2013	Twelve Months Ended June 27, 2014
Net income attributable to Aramark Services, Inc. stockholder	$46.9	$12.9	$44.8	$39.2	$143.8
Interest and other financing costs, net	71.2	102.0	83.4	82.4	339.0
Provision for income taxes	23.2	5.6	29.0	12.5	70.3
Depreciation and amortization	124.9	125.3	136.8	137.6	524.6
Covenant EBITDA	266.2	245.8	294.0	271.7	1,077.7
Share-based compensation expense(1)	10.0	27.6	45.4	7.1	90.1
Unusual or non-recurring (gains)/losses(2)	—	(1.8)	6.7	—	4.9
Pro forma EBITDA for equity method investees(3)	5.2	4.7	5.8	3.5	19.2
Pro forma EBITDA for certain transactions(4)	—	—	—	(5.9)	(5.9)
Other(5)	0.1	2.4	1.2	19.1	22.8
Covenant Adjusted EBITDA	$281.5	$278.7	$353.1	$295.5	$1,208.8

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

Our covenant requirements and actual ratios for the twelve months ended June 27, 2014 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio (1)	5.50x	3.78x
Interest Coverage Ratio (Fixed Charge Coverage Ratio) (2)	2.00x	4.22x

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
Prior to the IPO, pursuant to the Amended and Restated Stockholders' Agreement of the Company, upon termination of employment from the Company or one of its subsidiaries, members of the Company’s management (other than Mr. Neubauer) who held shares of common stock could have caused the Company to repurchase all of their initial investment shares (as defined) or shares acquired as a result of the exercise of Installment Stock Purchase Opportunities at appraised fair market value. Generally, payment for shares repurchased could have been, at the Company’s option, in cash or installment notes, which would be effectively subordinated to all indebtedness of the Company. The amount of this potential repurchase obligation had been classified outside of stockholders' equity. Upon completion of the IPO, this provision was terminated. The amount of common stock subject to repurchase as of June 27, 2014 and September 27, 2013 was $0 and $158.7 million.
The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. In May 2014, the Company amended the Receivables Facility to increase the maximum amount from $300.0 million to $350.0 million and extend the maturity date from January 2015 to May 2017. In addition, the Receivable Facility will now include a seasonal tranche which will increase the capacity of the Receivable Facility by $25.0 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. As of June 27, 2014, approximately $350.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company’s funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
NEW ACCOUNTING STANDARD UPDATES
See Note 13 to the condensed consolidated financial statements for a full description of recent accounting standard updates, including the expected dates of adoption.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “outlook,” “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “see,” “look to” and other words and terms of similar meaning or the negative versions of such words.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 27, 2014 has not materially changed from September 27, 2013 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk" in our prospectus dated December 11, 2013, filed with the SEC under Rule 424(b) of the Securities Act of 1933, as amended, on December 12, 2013). See Note 7 of the Condensed Consolidated Financial Statements for a discussion of the Company’s derivative instruments. See Note 6 for the disclosure regarding a change in the Company's debt structure. See Note 15 for the disclosure of the fair value and related carrying value of the Company’s debt obligations as of June 27, 2014.

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
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” for a description of the Company’s legal proceedings.
ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in our prospectus dated December 11, 2013 and filed with the Securities Exchange Commission ("SEC") on December 12, 2013 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

ITEM 5.     OTHER INFORMATION

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended June 27, 2014. In addition, we sought confirmation from our Sponsors with respect to companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
JPMorgan’s Disclosure

Investment funds associated with or designated by J.P. Morgan Partners, LLC own shares of our common stock, and we were informed that JPMorgan Chase & Co. (“JPMorgan”; also referred to as “the Firm” in the disclosure below) included disclosure, as reproduced below, in its quarterly report on Form 10-Q as filed with the SEC on August 4, 2014 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of this company or any of its subsidiaries, and we have not independently verified or participated in the preparation of JPMorgan’s disclosure.
Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the three months ended June 30, 2014, it booked approximately 2 flights (of the approximately 15 million transactions it booked during the period) to Iran on Iran Air for passengers, including employees of foreign governments and/or non-governmental organizations. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 or were employees of foreign governments that are targets of U.S. sanctions. CWT and the Firm believe that this activity is permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. CWT had approximately $5,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

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
We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, the total revenue for the Santander Group in connection with the investment accounts was £23,200 while net profits were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.2 to Aramark’s Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 27, 2014 and September 27, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 27, 2014 and June 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 27, 2014 and June 28, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2014 and June 28, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended June 27, 2014 and June 28, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aramark

August 11, 2014	/s/ JOSEPH MUNNELLY
Joseph Munnelly
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.2 to Aramark’s Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

31.1	Certification of Eric Foss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss and L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 27, 2014 and September 27, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 27, 2014 and June 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 27, 2014 and June 28, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2014 and June 28, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended June 27, 2014 and June 28, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.