Form 10-Q
period 2015-01-02
Aramark
filed 2015-02-11
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended January 2, 2015 Commission File Number: 001-36223

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2015, the number of shares of the registrant's common stock outstanding is 236,995,253.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	January 2, 2015	October 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$120,814	$111,690
Receivables (less allowances: 2015 - $43,537; 2014 - $37,381)	1,549,801	1,582,431
Inventories	541,431	553,815
Prepayments and other current assets	197,780	217,040
Total current assets	2,409,826	2,464,976
Property and Equipment, net	957,923	997,331
Goodwill	4,574,437	4,589,680
Other Intangible Assets	1,214,044	1,252,741
Other Assets	1,143,519	1,150,965
	$10,299,749	$10,455,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$93,443	$89,805
Accounts payable	725,670	986,240
Accrued expenses and other current liabilities	1,010,621	1,302,828
Total current liabilities	1,829,734	2,378,873
Long-Term Borrowings	5,714,444	5,355,789
Deferred Income Taxes and Other Noncurrent Liabilities	990,749	993,118
Redeemable Noncontrolling Interest	9,841	9,877
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2015—259,717,687 shares and 2014—256,086,839 shares; and outstanding: 2015—235,864,025 shares and 2014—233,910,487 shares)	2,597	2,561
Capital surplus	2,628,444	2,575,011
Accumulated deficit	(317,417)	(382,463)
Accumulated other comprehensive loss	(139,287)	(106,298)
Treasury stock (shares held in treasury: 2015—23,853,662 shares and 2014—22,176,352 shares)	(419,356)	(370,775)
Total stockholders' equity	1,754,981	1,718,036
	$10,299,749	$10,455,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 2, 2015	December 27, 2013
Sales	$3,702,353	$3,763,081
Costs and Expenses:
Cost of services provided	3,287,281	3,354,819
Depreciation and amortization	125,283	136,824
Selling and general corporate expenses	87,886	114,216
	3,500,450	3,605,859
Operating income	201,903	157,222
Interest and Other Financing Costs, net	71,923	83,353
Income Before Income Taxes	129,980	73,869
Provision for Income Taxes	44,360	28,953
Net income	85,620	44,916
Less: Net income attributable to noncontrolling interest	123	154
Net income attributable to Aramark stockholders	$85,497	$44,762

Earnings per share attributable to Aramark stockholders:
Basic	$0.36	$0.22
Diluted	0.35	0.21
Weighted Average Shares Outstanding:
Basic	234,621	206,462
Diluted	244,724	215,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2015	December 27, 2013
Net income	$85,620	$44,916
Other comprehensive income (loss), net of tax:
Pension plan adjustments	—	(155)
Foreign currency translation adjustments	(24,211)	1,370
Fair value of cash flow hedges	(8,778)	4,336
Other comprehensive income (loss), net of tax	(32,989)	5,551
Comprehensive income	52,631	50,467
Less: Net income attributable to noncontrolling interest	123	154
Comprehensive income attributable to Aramark stockholders	$52,508	$50,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2015	December 27, 2013
Cash flows from operating activities:
Net income	$85,620	$44,916
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	125,283	136,824
Income taxes deferred	(11,955)	(21,162)
Share-based compensation expense	15,792	45,398
Changes in operating assets and liabilities	(455,004)	(493,545)
Other operating activities	(3,566)	6,311
Net cash used in operating activities	(243,830)	(281,258)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(127,732)	(85,722)
Disposals of property and equipment	1,813	8,791
Proceeds from divestitures	—	24,000
Acquisition of certain businesses, net of cash acquired	(944)	(8,176)
Other investing activities	2,225	2,278
Net cash used in investing activities	(124,638)	(58,829)
Cash flows from financing activities:
Proceeds from long-term borrowings	370,710	197,969
Payments of long-term borrowings	(14,595)	(377,534)
Net change in funding under the Receivables Facility	25,000	—
Payments of dividends	(20,225)	—
Proceeds from initial public offering, net	—	524,081
Proceeds from issuance of common stock	3,784	1,837
Other financing activities	12,918	(1,666)
Net cash provided by financing activities	377,592	344,687
Increase in cash and cash equivalents	9,124	4,600
Cash and cash equivalents, beginning of period	111,690	110,998
Cash and cash equivalents, end of period	$120,814	$115,598

	Three Months Ended
(dollars in millions)	January 2, 2015	December 27, 2013
Interest paid	$52.6	$66.6
Income taxes paid	13.8	16.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	85,497			85,497
Other comprehensive (loss)	(32,989)				(32,989)
Capital contributions from issuance of common stock	23,227	36	23,191
Compensation expense related to stock incentive plans	15,792		15,792
Tax benefits related to stock incentive plans	14,450		14,450
Repurchases of common stock	(48,581)					(48,581)
Payments of dividends	(20,451)			(20,451)
Balance, January 2, 2015	$1,754,981	$2,597	$2,628,444	$(317,417)	$(139,287)	$(419,356)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to Aramark stockholders	44,762			44,762
Other comprehensive (loss)	5,551				5,551
Capital contributions from issuance of common stock	2,398	4	2,394
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	45,398		45,398
Tax benefits related to stock incentive plans	473		473
Change due to termination of provision in Stockholders' Agreement	158,708		158,708
Repurchases of common stock	(1,747)					(1,747)
Balance, December 27, 2013	$1,683,331	$2,478	$2,424,437	$(434,471)	$(53,674)	$(255,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
On January 26, 2007, Aramark (the "Company"), a Delaware corporation controlled by investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively the "Sponsors"), Joseph Neubauer, former Chairman and Chief Executive Officer of Aramark, and certain other members of Aramark's management, acquired all of the outstanding shares of Aramark in a going-private transaction (the "2007 Transaction").
On December 12, 2013, Aramark's common stock began trading on the New York Stock Exchange under the symbol "ARMK" after its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on December 3, 2014. The Condensed Consolidated Balance Sheet as of October 3, 2014 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interest outside of stockholders' equity in the Condensed Consolidated Balance Sheets. For the three months ended January 2, 2015, net income attributable to redeemable noncontrolling interest was $0.1 million and distributions to redeemable noncontrolling interest were $0.2 million. For the three months ended December 27, 2013, net income attributable to redeemable noncontrolling interest was $0.2 million and distributions to redeemable noncontrolling interest were $0.3 million.
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
In July 2013, the FASB issued an ASU which requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. The guidance will likely change the balance sheet presentation of certain unrecognized tax benefits. The Company adopted the guidance in the first quarter of fiscal 2015 which did not have a material impact on the condensed consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	January 2, 2015			December 27, 2013
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$85,620			$44,916
Pension plan adjustments	—	—	—	(239)	84	(155)
Foreign currency translation adjustments	(29,040)	4,829	(24,211)	(1,227)	2,597	1,370
Cash flow hedges adjustments	(22,310)	13,532	(8,778)	7,333	(2,997)	4,336
Other comprehensive income (loss)	(51,350)	18,361	(32,989)	5,867	(316)	5,551
Comprehensive income			52,631			50,467
Less: Net income attributable to noncontrolling interest			123			154
Comprehensive income attributable to Aramark stockholders			$52,508			$50,313
Accumulated other comprehensive loss consists of the following (in thousands):

	January 2, 2015	October 3, 2014
Pension plan adjustments	$(44,119)	$(44,119)
Foreign currency translation adjustments	(52,205)	(27,994)
Cash flow hedges	(34,968)	(26,190)
Share of equity investee's accumulated other comprehensive loss	(7,995)	(7,995)
	$(139,287)	$(106,298)
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $723.8 million and $670.6 million as of January 2, 2015 and October 3, 2014, respectively.
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $161.0 million and $180.3 million at January 2, 2015 and October 3, 2014, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	January 2, 2015	December 27, 2013
Sales	$361,820	$399,101
Gross profit	40,338	46,021
Net income	6,584	7,743
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 Transaction, was $2.9 million and $3.2 million for the three months ended January 2, 2015 and December 27, 2013, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DIVESTITURES:
Fiscal 2014
McKinley Chalet Hotel Divestiture
On October 7, 2013, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located adjacent to Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the three months ended December 27, 2013. The pretax loss included a write-off of an allocation of goodwill of approximately $12.8 million. The fiscal 2014 results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.
NOTE 3. SEVERANCE:
The Company previously initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions.  As of January 2, 2015 and October 3, 2014, the Company had an accrual of approximately $31.5 million and $40.7 million, respectively, related to the unpaid obligations for these costs, the majority of which are expected to be paid during fiscal 2015.
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
Changes in total goodwill during the three months ended January 2, 2015 follow (in thousands):

Segment	October 3, 2014	Translation	January 2, 2015
FSS North America	$3,583,656	$(113)	$3,583,543
FSS International	431,245	(15,130)	416,115
Uniform	574,779	—	574,779
	$4,589,680	$(15,243)	$4,574,437
Other intangible assets consist of (in thousands):

	January 2, 2015			October 3, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,875,857	$(1,412,674)	$463,183	$1,885,222	$(1,386,248)	$498,974
Trade names	752,494	(1,633)	750,861	755,400	(1,633)	753,767
	$2,628,351	$(1,414,307)	$1,214,044	$2,640,622	$(1,387,881)	$1,252,741
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
Amortization of intangible assets for the three months ended January 2, 2015 and December 27, 2013 was approximately $35.0 million and $47.6 million, respectively.
NOTE 5. DERIVATIVE INSTRUMENTS:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Cash Flow Hedges
The Company has $2.9 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of January 2, 2015 and October 3, 2014, approximately ($28.2) million and ($19.7) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended January 2, 2015 and December 27, 2013 was not material.
The Company has $74.7 million of outstanding amortizing cross currency swaps to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary's variable rate debt denominated in U.S. dollars. As of January 2, 2015 and October 3, 2014, unrealized net of tax losses of approximately ($6.8) million and ($6.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. There was no hedge ineffectiveness for this cash flow hedging instrument during the first quarter of both fiscal 2015 and fiscal 2014.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	January 2, 2015	December 27, 2013
Interest rate swap agreements	$(7,246)	$5,783
Cross currency swap agreements	3,742	(1,447)
	$(3,504)	$4,336
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the first quarter of fiscal 2015, the Company entered into contracts for approximately 1.4 million gallons. As of January 2, 2015, the Company has contracts for approximately 5.9 million gallons outstanding for fiscal 2015 and fiscal 2016. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these contracts for the three months ended January 2, 2015 was a loss of approximately $3.6 million.
As of January 2, 2015, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €10.4 million, £2.7 million and CAD47.8 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	January 2, 2015	October 3, 2014
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	$297	$379
		$297	$379
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$38,992	$27,015
Cross currency swap agreements	Other Noncurrent Liabilities	3,757	7,467
		42,749	34,482

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	5,378	1,783
		$48,127	$36,265
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	January 2, 2015	December 27, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$7,658	$9,194
Cross currency swap agreements	Interest Expense	(3,423)	(2,615)
		$4,235	$6,579
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(1,646)
Gasoline and diesel fuel agreements	Cost of services provided	4,313	(356)
Foreign currency forward exchange contracts	Interest Expense	(1,581)	3,137
		2,732	1,135
		$6,967	$7,714
At January 2, 2015, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.0 million.
NOTE 6. CAPITAL STOCK:
On December 17, 2013, the Company completed an IPO of 28.0 million shares of its common stock at a price of $20.00 per share raising approximately $524.1 million, net of costs directly related to the IPO. GS Capital Partners and J.P. Morgan Partners each received approximately $6.5 million of underwriters' discounts relating to the shares sold by the Company which were included in the costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility of approximately $154.1 million and principal on the senior secured term loan facility of $370.0 million. In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO which were included in the Condensed Consolidated Statements of Income for the three months ended December 27, 2013.
During the fiscal quarter ended January 2, 2015, the Company paid dividends of approximately $20.2 million to its stockholders. On February 3, 2015, the Company's Board declared a $0.08625 dividend per share of common stock, payable on March 9, 2015, to shareholders of record on the close of business on February 17, 2015.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SHARE-BASED COMPENSATION:
Share-based compensation expense charged to expense for three months ended January 2, 2015 and December 27, 2013 was approximately $15.8 million, before taxes of approximately $6.2 million and approximately $45.4 million, before taxes of approximately $17.7 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.
Stock Options
Time-Based Options
The Company granted 2.7 million time-based options with a weighted-average grant-date fair value of $8.29 during the three months ended January 2, 2015. The compensation cost charged to expense during the three months ended January 2, 2015 for time-based options was approximately $3.9 million. The compensation cost charged to expense during the three months ended December 27, 2013 for time-based options was approximately $3.2 million.
Performance-Based Options
On November 11, 2013, the Compensation Committee approved an amendment to all outstanding 2007 Management Stock Incentive Plan ("MSIP") Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provided that in the event of an initial public offering of Aramark, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the “Missed Year Options”) would become vested if the initial public offering price for the common stock of Aramark equaled or exceeded $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Aramark equaled or exceeded $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options would become vested. There were a total of approximately 5.0 million Missed Year Options which fully vested by the second quarter of fiscal 2014 as all performance targets were met.
During the first quarter of fiscal 2015, approximately $2.5 million was charged to expense for performance-based options. During the first quarter of fiscal 2014, approximately $39.1 million was charged to expense for performance-based options, which included approximately $36.9 million related to the Missed Year Options that were modified.
Installment Stock Purchase Opportunities ("ISPO")
The Company recorded approximately $0.4 million and $0.7 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three months ended January 2, 2015 and December 27, 2013, respectively.
Time-Based Restricted Stock Units ("RSUs")
The company granted 0.4 million RSUs during the three months ended January 2, 2015 at a weighted-average grant-date fair value of $28.66. The compensation cost charged to expense during the three months ended January 2, 2015 and December 27, 2013 for RSUs was approximately $4.6 million and $2.3 million, respectively.
Performance Stock Units ("PSUs")
The Company granted 0.8 million PSUs during the three months ended January 2, 2015 at a weighted-average grant-date fair value of $28.66 with performance conditions based upon the achievement of a level of adjusted earnings per share. The compensation cost charged to expense during the three months ended January 2, 2015 and December 27, 2013 for PSUs was approximately $4.4 million and less than $0.1 million, respectively.
NOTE 8. EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	January 2, 2015	December 27, 2013
Earnings:
Net income attributable to Aramark stockholders	$85,497	$44,762
Shares:
Basic weighted-average shares outstanding	234,621	206,462
Effect of dilutive securities	10,103	8,832
Diluted weighted-average shares outstanding	244,724	215,294

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.36	$0.22

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.35	$0.21
Share-based awards to purchase 1.5 million and 7.3 million shares were outstanding at January 2, 2015 and December 27, 2013, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units related to 1.5 million shares and 5.6 million shares were outstanding at January 2, 2015 and December 27, 2013, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with two financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $350.0 million, which expires May 2017. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility by $25.0 million from November to March. During the first quarter of fiscal 2015, the Company utilized the seasonal tranche of the Receivables Facility. At January 2, 2015 and October 3, 2014, the amount of outstanding borrowings under the Receivables Facility was $375.0 million and $350.0 million, respectively, and is included in “Long-Term Borrowings."
NOTE 10. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $121.1 million at January 2, 2015 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 2, 2015.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform and Career Apparel ("Uniform"). Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 7). Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	January 2, 2015	December 27, 2013
FSS North America	$2,564.4	$2,601.9
FSS International	758.7	794.1
Uniform	379.3	367.1
	$3,702.4	$3,763.1

	Operating Income
	Three Months Ended
	January 2, 2015	December 27, 2013
FSS North America	$162.4	$162.7
FSS International	30.7	27.5
Uniform	54.5	40.3
	247.6	230.5
Corporate	(45.7)	(73.3)
Operating Income	201.9	157.2
Interest and Other Financing Costs, net	(71.9)	(83.3)
Income Before Income Taxes	$130.0	$73.9
NOTE 12. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at January 2, 2015 and October 3, 2014 was $5,818.6 million and $5,441.5 million, respectively. The carrying value of the Company’s debt at January 2, 2015 and October 3, 2014 was $5,807.9 million and $5,445.6 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. The 5.75% Senior Notes are an obligation of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company’s existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$17.5	$47.7	$55.6	$—	$120.8
Receivables	—	1.8	296.8	1,251.2	—	1,549.8
Inventories, at lower of cost or market	—	15.0	447.7	78.7	—	541.4
Prepayments and other current assets	—	43.0	61.1	93.7	—	197.8
Total current assets	—	77.3	853.3	1,479.2	—	2,409.8
Property and Equipment, net	—	25.9	766.3	165.7	—	957.9
Goodwill	—	173.1	3,982.7	418.6	—	4,574.4
Investment in and Advances to Subsidiaries	1,756.5	6,002.1	452.5	55.3	(8,266.4)	—
Other Intangible Assets	—	29.6	1,071.9	112.6	—	1,214.1
Other Assets	—	73.8	834.0	237.7	(2.0)	1,143.5
	$1,756.5	$6,381.8	$7,960.7	$2,469.1	$(8,268.4)	$10,299.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21.9	$12.6	$58.9	$—	$93.4
Accounts payable	0.8	154.4	369.0	201.5	—	725.7
Accrued expenses and other liabilities	0.7	140.6	581.3	288.0	0.1	1,010.7
Total current liabilities	1.5	316.9	962.9	548.4	0.1	1,829.8
Long-term Borrowings	—	4,824.6	38.2	851.6	—	5,714.4
Deferred Income Taxes and Other Noncurrent Liabilities	—	388.3	527.8	74.6	—	990.7
Intercompany Payable	—	—	5,383.9	1,202.9	(6,586.8)	—
Redeemable Noncontrolling Interest	—	—	9.8	—	—	9.8
Total Stockholders' Equity	1,755.0	852.0	1,038.1	(208.4)	(1,681.7)	1,755.0
	$1,756.5	$6,381.8	$7,960.7	$2,469.1	$(8,268.4)	$10,299.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
October 3, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$26.3	$41.6	$43.8	$—	$111.7
Receivables	—	0.2	265.4	1,316.9	—	1,582.5
Inventories, at lower of cost or market	—	15.4	458.7	79.7	—	553.8
Prepayments and other current assets	—	73.5	67.4	76.1	—	217.0
Total current assets	—	115.4	833.1	1,516.5	—	2,465.0
Property and Equipment, net	—	24.9	796.5	175.9	—	997.3
Goodwill	—	173.1	3,982.8	433.8	—	4,589.7
Investment in and Advances to Subsidiaries	1,718.8	5,677.4	433.0	65.7	(7,894.9)	—
Other Intangible Assets	—	29.7	1,101.3	121.7	—	1,252.7
Other Assets	—	70.1	821.4	261.5	(2.0)	1,151.0
	$1,718.8	$6,090.6	$7,968.1	$2,575.1	$(7,896.9)	$10,455.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$22.0	$13.0	$54.8	$—	$89.8
Accounts payable	—	189.8	577.4	219.0	—	986.2
Accrued expenses and other liabilities	0.8	140.8	861.1	300.1	0.1	1,302.9
Total current liabilities	0.8	352.6	1,451.5	573.9	0.1	2,378.9
Long-term Borrowings	—	4,503.7	41.3	810.8	—	5,355.8
Deferred Income Taxes and Other Noncurrent Liabilities	—	372.3	535.5	85.3	—	993.1
Intercompany Payable	—	—	4,968.2	1,291.5	(6,259.7)	—
Redeemable Noncontrolling Interest	—	—	9.9	—	—	9.9
Total Stockholders' Equity	1,718.0	862.0	961.7	(186.4)	(1,637.3)	1,718.0
	$1,718.8	$6,090.6	$7,968.1	$2,575.1	$(7,896.9)	$10,455.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended January 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$248.4	$2,426.9	$1,027.1	$—	$3,702.4
Costs and Expenses:
Cost of services provided	—	208.9	2,131.7	946.7	—	3,287.3
Depreciation and amortization	—	2.6	101.5	21.2	—	125.3
Selling and general corporate expenses	1.1	48.1	34.5	4.2	—	87.9
Interest and other financing costs, net	—	63.9	(0.5)	8.5	—	71.9
Expense allocations	(1.1)	(83.0)	72.1	12.0	—	—
	—	240.5	2,339.3	992.6	—	3,572.4
Income before Income Taxes	—	7.9	87.6	34.5	—	130.0
Provision for Income Taxes	—	2.8	29.2	12.4	—	44.4
Equity in Net Income of Subsidiaries	85.5	—	—	—	(85.5)	—
Net income	85.5	5.1	58.4	22.1	(85.5)	85.6
Less: Net income attributable to noncontrolling interest	—	—	0.1	—	—	0.1
Net income attributable to Aramark stockholders	85.5	5.1	58.3	22.1	(85.5)	85.5
Other comprehensive income (loss), net of tax	(33.0)	0.3	(2.0)	(43.8)	45.5	(33.0)
Comprehensive income (loss) attributable to Aramark stockholders	$52.5	$5.4	$56.3	$(21.7)	$(40.0)	$52.5

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 27, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$264.0	$2,390.0	$1,109.1	$—	$3,763.1
Costs and Expenses:
Cost of services provided	—	233.7	2,102.1	1,019.0	—	3,354.8
Depreciation and amortization	—	5.0	106.4	25.4	—	136.8
Selling and general corporate expenses	5.2	70.8	33.5	4.7	—	114.2
Interest and other financing costs	—	75.3	(0.1)	8.1	—	83.3
Expense allocations	—	(123.1)	114.8	8.3	—	—
	5.2	261.7	2,356.7	1,065.5	—	3,689.1
Income (Loss) before Income Taxes	(5.2)	2.3	33.3	43.6	—	74.0
Provision (Benefit) for Income Taxes	(1.8)	0.7	15.0	15.1	—	29.0
Equity in Net Income of Subsidiaries	48.2	—	—	—	(48.2)	—
Net income	44.8	1.6	18.3	28.5	(48.2)	45.0
Less: Net income attributable to noncontrolling interest	—	—	0.2	—	—	0.2
Net income attributable to Aramark stockholders	44.8	1.6	18.1	28.5	(48.2)	44.8
Other comprehensive income (loss), net of tax	5.5	11.7	1.0	(9.2)	(3.5)	5.5
Comprehensive income attributable to Aramark stockholders	$50.3	$13.3	$19.1	$19.3	$(51.7)	$50.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended January 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0.8	$(2.0)	$(301.4)	$59.1	$(0.3)	$(243.8)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(11.2)	(103.3)	(13.2)	—	(127.7)
Disposals of property and equipment	—	0.2	0.9	0.7	—	1.8
Proceeds from divestiture	—	—	—	—	—	—
Acquisitions of businesses, net of cash acquired	—	—	(0.9)	—	—	(0.9)
Other investing activities	—	0.2	2.2	(0.2)	—	2.2
Net cash used in investing activities	—	(10.8)	(101.1)	(12.7)	—	(124.6)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	329.6	—	41.1	—	370.7
Payments of long-term borrowings	—	(5.5)	(3.6)	(5.5)	—	(14.6)
Net change in funding under the Receivables Facility	—	—	—	25.0	—	25.0
Payments of dividends	—	(20.2)	—	—	—	(20.2)
Proceeds from issuance of common stock	—	3.8	—	—	—	3.8
Other financing activities	—	14.1	(1.3)	—	—	12.8
Change in intercompany, net	(0.8)	(317.8)	413.5	(95.2)	0.3	—
Net cash provided by (used in) financing activities	(0.8)	4.0	408.6	(34.6)	0.3	377.5
Increase (decrease) in cash and cash equivalents	—	(8.8)	6.1	11.8	—	9.1
Cash and cash equivalents, beginning of period	—	26.3	41.6	43.8	—	111.7
Cash and cash equivalents, end of period	$—	$17.5	$47.7	$55.6	$—	$120.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 27, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$85.6	$(273.1)	$(92.3)	$(1.5)	$(281.3)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(6.0)	(65.7)	(14.0)	—	(85.7)
Disposals of property and equipment	—	6.4	1.8	0.6	—	8.8
Proceeds from divestitures	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(4.6)	(3.6)	—	(8.2)
Other investing activities	—	—	3.7	(1.4)	—	2.3
Net cash used in investing activities	—	0.4	(40.8)	(18.4)	—	(58.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	151.3	—	46.6	—	197.9
Payments of long-term borrowings	—	(370.0)	(3.4)	(4.1)	—	(377.5)
Net change in funding under the Receivables Facility	—	—	—	—	—	—
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	1.8	—	—	—	1.8
Other financing activities	—	(0.3)	(1.1)	(0.2)	—	(1.6)
Change in intercompany, net	(524.1)	131.5	321.4	69.7	1.5	—
Net cash provided by (used in) financing activities	—	(85.7)	316.9	112.0	1.5	344.7
Increase in cash and cash equivalents	—	0.3	3.0	1.3	—	4.6
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$23.3	$43.5	$48.8	$—	$115.6

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended January 2, 2015 and December 27, 2013 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 3, 2014 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 3, 2014.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business and industry and sports, leisure and corrections clients. Our core market is North America, which is supplemented by an additional 20-country footprint serving many of the fastest growing global economies. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments, Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Our overall exposure to clients within the oil and gas industry, which is experiencing an economic downturn, represents less than 5% of our total annual sales. We currently do not expect this to have a material impact on our financial results. Also, we recently lost a client in the Sports, Leisure and Corrections sector which represented approximately 1% of our total annual sales. This client's business was concentrated in the third and fourth quarters of our fiscal year. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during fiscal years 2013 and 2014 and we estimate we will incur approximately $100 million during fiscal years 2015 and 2016 in accordance with our plans.
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
Foreign Currency Fluctuations
The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the current year period being used in translation for the comparable prior year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance. The U.S. dollar strengthened considerably over the course of the quarter and had a negative impact on our reported results. If the strength of the U.S. dollar is sustained for the remainder of the fiscal year, it will continue to negatively impact reported results versus prior year. It should be noted, almost all of our non-U.S. sales and corresponding costs are incurred in local currency; therefore, our currency transaction exposure is limited.
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ending October 2, 2015 is a fifty-two week period and the fiscal year ended October 3, 2014 was a fifty-three week period. The calendar shift resulting from the 53rd week in fiscal 2014 is expected to affect our fiscal 2015 quarterly comparisons of operating results due to the change in the number of service days or events in each quarter.

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended January 2, 2015 and December 27, 2013 (dollars in millions).

	Three Months Ended		Change
	January 2, 2015	December 27, 2013	$	%
Sales	$3,702.4	$3,763.1	$(60.7)	(2)%
Costs and Expenses:
Cost of services provided	3,287.3	3,354.8	(67.5)	(2)%
Other operating expenses	213.2	251.1	(37.9)	(15)%
	3,500.5	3,605.9	(105.4)	(3)%
Operating income	201.9	157.2	44.7	28%
Interest and Other Financing Costs, net	71.9	83.3	(11.4)	(14)%
Income Before Income Taxes	130.0	73.9	56.1	76%
Provision for Income Taxes	44.4	29.0	15.4	53%
Net income	$85.6	$44.9	$40.7	91%

	Three Months Ended		Change
Sales by Segment(1)	January 2, 2015	December 27, 2013	$	%
FSS North America	$2,564.4	$2,601.9	$(37.5)	(1)%
FSS International	758.7	794.1	(35.4)	(4)%
Uniform	379.3	367.1	12.2	3%
	$3,702.4	$3,763.1	$(60.7)	(2)%

	Three Months Ended		Change
Operating Income by Segment	January 2, 2015	December 27, 2013	$	%
FSS North America	$162.4	$162.7	$(0.3)	—%
FSS International	30.7	27.5	3.2	11%
Uniform	54.5	40.3	14.2	35%
Corporate	(45.7)	(73.3)	27.6	(38)%
	$201.9	$157.2	$44.7	28%

(1)	As a percentage of total sales, FSS North America represented 69%, FSS International represented 21% and Uniform represented 10% for both the three months ended January 2, 2015 and December 27, 2013.
Consolidated Overview
Sales of $3.7 billion for the first quarter of fiscal 2015 represented a decrease of 2% over the prior year period. Fiscal 2014's 53rd week caused a calendar shift in the first quarter of fiscal 2015, reducing the number of service days in the Business & Industry and Education sectors, as well as the number of events in the Sports, Leisure and Corrections sector. This caused a sales decrease in the FSS North America and FSS International segments of an estimated $100 million (approximately -3%) from the first quarter of fiscal 2014. The decrease in consolidated sales is also attributable to the negative impact of foreign currency translation of about $90 million (approximately -2%) and a sales decline in the Business & Industry sector in the FSS North America segment which more than offset growth in the Sports, Leisure and Corrections sector, Healthcare sector, Germany, South America, China and Uniform segment.

Cost of services provided as a percentage of sales was 89% for both the first quarter of fiscal 2015 and fiscal 2014. The following table presents the percentages attributable to the components in cost of services provided for the three months ended January 2, 2015 and December 27, 2013.

	Three Months Ended
Cost of services provided components	January 2, 2015	December 27, 2013
Food and support service costs	29%	29%
Personnel costs	46%	45%
Other direct costs	25%	26%
	100%	100%
Operating income of $201.9 million for the first quarter of fiscal 2015 represented an increase of approximately 28% over the prior year period. This increase is due to:

•	profit growth in the Sports, Leisure and Corrections sector;

•	profit growth in the U.K., Germany and China;

•	the impact of increased sales and cost control efficiencies within Uniform;

•	an increase in favorable risk insurance adjustments (approximately $4.4 million) quarter over quarter due to favorable claims experience; and

•	a decrease in acquisition-related amortization expense.
Operating income in the first quarter of fiscal 2015 was negatively impacted by:

•	the reduced number of service days from the calendar shift (an estimated $15 million or -8%);

•	the impact of foreign currency translation (approximately -4%); and

•	a charge from the change in fair value on our gasoline and diesel agreements (approximately $3.6 million).
The increase is also due to charges recorded in the first quarter of fiscal 2014 related to:

•	share-based compensation from the modification of performance-based options (approximately $36.9 million);

•	the loss on the sale of the McKinley Chalet hotel (the "Chalet") within the Sports, Leisure and Corrections sector (approximately $6.7 million); and

•	cash bonuses and other expenses related to the completion of the initial public offering (“IPO”) (approximately $5.0 million).
Interest and Other Financing Costs, net, for the first quarter fiscal 2015 decreased approximately 14% from the prior year period primarily due to the impact of favorable interest rates related to fiscal 2014's debt refinancing.
The effective income tax rate for the first quarter of fiscal 2015 was 34.1% compared to 39.2% in the prior year period. The effective tax rate for the first quarter of fiscal 2014 includes the reduction of goodwill in connection with the sale of the Chalet that was not tax deductible. The effective tax rate for the first quarter of fiscal 2015 includes a net tax benefit of approximately $2.2 million for the extension of tax credits under the Tax Increase Prevention Act of 2014.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure and Corrections.

Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended
	January 2, 2015	December 27, 2013

Business & Industry	$517.1	$557.1
Education	1,089.6	1,097.2
Healthcare	489.9	484.9
Sports, Leisure and Corrections	467.8	462.7
	$2,564.4	$2,601.9
The Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure and Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the first quarter of fiscal 2015 decreased 1% over the prior year period, primarily due to the impact from the calendar shift which resulted in fewer service days in the quarter. The estimated impact from the calendar shift on FSS North America sales in the first quarter of fiscal 2015 is approximately $90 million (approximately -4%). Sales in the first quarter of fiscal 2015 were also negatively impacted by foreign currency translation of approximately $20 million.
The Business & Industry sector had a high-single digit sales decrease for the first quarter of fiscal 2015 primarily due to the impact of lost business, a decline in the remote services business in Canada and fewer service days in the current quarter from the calendar shift.
The Education sector had a low-single digit sales decrease for the first quarter of fiscal 2015 primarily due to fewer service days in the current quarter from the calendar shift which was partially offset by an increase in net new business.
The Healthcare sector had a low-single digit sales increase for the first quarter of fiscal 2015 primarily due to growth in the hospitality business, which more than offset the impact of lost business within our healthcare technologies business.
The Sports, Leisure and Corrections sector had a low-single digit sales increase for the first quarter of fiscal 2015 primarily due to base and new business growth within the corrections business which more than offset the impact of lost business in the stadiums and arenas we serve and the impact of fewer major league sports games in the quarter as compared to the prior year period.
Cost of services provided was $2.3 billion for the first quarter of both fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 89% for both periods.
Operating income for the first quarter of fiscal 2015 was $162.4 million and relatively flat as compared to $162.7 million in the prior year period. The operating income was impacted by:

•	profit growth in the Sports, Leisure and Corrections sector;

•	a decrease in acquisition-related amortization expense;

•	an increase in favorable insurance adjustments (approximately $2.6 million) quarter over quarter due to favorable claims experience;

•	the loss in the first quarter of fiscal 2014 on the sale of the Chalet (approximately $6.7 million);

•	profit declines in our Business & Industry and Healthcare sectors;

•	the reduced number of service days due to the calendar shift (approximately -8%); and

•	foreign currency translation (approximately -1%).
FSS International Segment
Sales in the FSS International segment for the first quarter of fiscal 2015 decreased 4% compared to the prior year period. The decrease was primarily driven by the negative impact of foreign currency translation (approximately -9%) which more than offset sales growth in Germany, South America and China.
Cost of services provided was $0.7 billion for the first quarter of both fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 94% for both periods.
Operating income for the first quarter of fiscal 2015 was $30.7 million compared to $27.5 million in the prior year. This increase is primarily attributable to profit growth in the U.K., Germany and China and the benefit from productivity initiatives across the segment. Operating income for fiscal 2015 was negatively impacted by foreign currency translation (approximately -12%).

Uniform Segment
Uniform segment sales increased 3% for the first quarter of fiscal 2015 compared to the prior year period, resulting primarily from growth in base and new business within our uniform rental business offset slightly by weaker direct sales resulting from a West Coast dockworker slowdown that affected inbound product.
Cost of services provided was $0.3 billion for the first quarter of both fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 76% for the first quarter of fiscal 2015 compared to 77% for the first quarter of fiscal 2014.
Operating income for the first quarter of 2015 was $54.5 million compared to $40.3 million in the prior year principally due to growth in the uniform rental business, the decrease in acquisition-related amortization expense compared to the prior year period and the benefit from cost control initiatives. The first quarter of fiscal 2015 also includes favorable risk insurance adjustments related to favorable claims experience of approximately $2.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $45.7 million in the first quarter of fiscal 2015 compared to $73.3 million for the prior year period. The decrease is primarily due to charges recorded in the first quarter of fiscal 2014 for share-based compensation expense related to a modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $36.9 million), cash bonuses and other expenses from the completion of the IPO (approximately $5.0 million) and branding (approximately $5.2 million). These prior year quarter charges more than offset the current year quarter charges from the change in fair value on our gasoline and diesel agreements (approximately $3.6 million), consulting costs (approximately $4.1 million) and the increase in share-based compensation expense mainly from restricted stock unit and performance stock unit awards (approximately $7.3 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of January 2, 2015, we had $120.8 million of cash and cash equivalents and approximately $389.5 million of availability under our senior secured revolving credit facility. As of January 2, 2015, there was approximately $502.3 million of outstanding foreign currency borrowings.
We believe our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, we have repositioned our service portfolio so that today a significant portion of the operating income in our FSS North America segment comes from sectors and businesses which we believe to be economically less sensitive, such as Education, Healthcare and Corrections. In addition, we have worked to further diversify our international business by geography and sector. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	January 2, 2015	December 27, 2013
Net cash used in operating activities	$(243.8)	$(281.3)
Net cash used in investing activities	(124.6)	(58.8)
Net cash provided by financing activities	377.6	344.7
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Used in Operating Activities
During the first quarter of fiscal 2015, the increase in the total of net income and noncash charges results mainly from the higher operating results as discussed above. As expected, operating assets and liabilities was a use of cash for us during the first quarter of fiscal 2015. The change in operating assets and liabilities compared to the prior year period relates primarily to changes in the following:

•	Accounts Receivable source of cash due to timing of collections (approximately $116.2 million); and

•
Accounts Payable use of cash due to the timing of disbursements (approximately $25.6 million), the seasonality of certain of our businesses, primarily in the Education sector (approximately $54.1 million), and the increase in employee payroll tax withholding payments mainly from exercises of share-based awards (approximately $16.0 million).

During the first quarter of fiscal 2015, the Company received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience.
Cash Flows Used in Investing Activities
During the first quarter of fiscal 2015, the increase in purchases of property and equipment, client contract investments and other mainly relates to an increase in client contract investments resulting from new business wins and contract extensions mainly in the Education sector.
During the first quarter of fiscal 2014, we received proceeds of $24.0 million related to the sale of the Chalet in our Sports, Leisure and Corrections sector.
Cash Flows Provided by Financing Activities
During the first quarter of fiscal 2015, we borrowed approximately $363.5 million from our senior secured revolving credit facility, increased our use of the $25.0 million seasonal tranche in the accounts receivable securitization facility and paid dividends of approximately $20.2 million. The "Other financing activities" caption reflects distributions to noncontrolling interests and the excess tax benefit recorded on exercises of share-based awards.
During the first quarter of fiscal 2014, we completed an IPO of 28.0 million shares of our common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. We used the net proceeds from the IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indenture governing our Senior Notes contains similar provisions. As of January 2, 2015, we were in compliance with these covenants.
Under the Credit Agreement and the Indenture governing our Senior Notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance we will meet those ratios, tests and covenants.
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

	Three Months Ended				Twelve Months Ended
(in millions)	January 2, 2015	October 3, 2014	June 27, 2014	March 28, 2014	January 2, 2015
Net income attributable to Aramark Services, Inc. stockholder	$85.5	$44.4	$46.9	$12.9	$189.7
Interest and other financing costs, net	71.9	78.3	71.2	102.0	323.4
Provision for income taxes	44.4	22.4	23.2	5.6	95.6
Depreciation and amortization	125.3	134.6	124.9	125.3	510.1
Covenant EBITDA	327.1	279.7	266.2	245.8	1,118.8
Share-based compensation expense(1)	15.8	13.3	10.0	27.6	66.7
Unusual or non-recurring (gains)/losses(2)	—	(2.0)	—	(1.8)	(3.8)
Pro forma EBITDA for equity method investees(3)	4.3	3.1	5.2	4.7	17.3
Other(4)	4.7	24.6	0.1	2.4	31.8
Covenant Adjusted EBITDA	$351.9	$318.7	$281.5	$278.7	$1,230.8

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 7 to the condensed consolidated financial statements).

(2)
The three months ended October 3, 2014 includes other income related to an investment (possessory interest) at one of our National Park Service sites. The three months ended March 28, 2014 includes a gain from the impact of Hurricane Sandy.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)	Other includes certain other miscellaneous items (primarily severance related expenses).
Our covenant requirements and actual ratios for the twelve months ended January 2, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.50	3.80
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.18

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
We have an agreement (the "Receivables Facility") with two financial institutions whereby we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million, which expires in May 2017. In addition, the Receivables Facility now includes a seasonal tranche which will increase the capacity by $25 million from November to March. During the first quarter of fiscal 2015, the Company utilized the seasonal tranche of the Receivables Facility. As of January 2, 2015, approximately $375.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. We are self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on historical claims experience and actuarial analyses.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on December 3, 2014. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on December 3, 2014.
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

New Accounting Standard Updates
See Note 1 to the condensed consolidated financial statements for a full description of recent accounting standard updates, including the expected dates of adoption.
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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; changes in, new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; potential conflicts of interest between certain of our controlling shareholders and us; and other factors set forth under the headings Item 1A “Risk Factors,” Item 3 “Legal Proceedings” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on December 3, 2014, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 2, 2015 has not materially changed from October 3, 2014 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 3, 2014 filed with the SEC on December 3, 2014). See Note 5 of the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 12 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of January 2, 2015.

Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas, including transferring certain controls over financial reporting to a shared service center in Nashville, Tennessee.

PART II
Item 1.    Legal Proceedings
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
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended October 3, 2014 and filed with the SEC on December 3, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the Company’s first fiscal quarter:

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 (October 4, 2014 - October 31, 2014)	N/A	N/A	N/A	N/A
Month 2 (November 1, 2014 - November 28, 2014)	N/A	N/A	N/A	N/A
Month 3 (November 29, 2014 - January 2, 2015)	15,625	$28.29	N/A	N/A
Total	15,625	$28.29	N/A	N/A

1.	Consists of shares tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan.

Item 5.    Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended January 2, 2015. In addition, we sought confirmation from our Sponsors with respect to companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
Warburg Pincus LLC
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
As to EIG:
Aramark understands that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.”
“On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG’s platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.”
“On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG’s resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain

Name was suspended upon EIG’s discovering it on EIG’s platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter.”
As to SAMIH:
Aramark understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.”
“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.”
“In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit has been generated. A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card.”

Item 6.    Exhibits

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

31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of L. Frederick Sutherland, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and L. Frederick Sutherland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended January 2, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of January 2, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended January 2, 2015 and December 27, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 2, 2015 and December 27, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2015 and December 27, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 2, 2015 and December 27, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2015.

Aramark

By:	/s/ JOSEPH MUNNELLY
Name:	Joseph Munnelly
Title:	Senior Vice President, Controller and Chief Accounting Officer

Exhibit Index

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

31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of L. Frederick Sutherland, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and L. Frederick Sutherland, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended January 2, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of January 2, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended January 2, 2015 and December 27, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 2, 2015 and December 27, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2015 and December 27, 2013; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 2, 2015 and December 27, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.