Form 10-Q
period 2015-04-03
Aramark
filed 2015-05-13
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended April 3, 2015 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, the number of shares of the registrant's common stock outstanding is 238,194,997.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 3, 2015	October 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$134,754	$111,690
Receivables (less allowances: 2015 - $42,485; 2014 - $37,381)	1,523,707	1,582,431
Inventories	559,320	553,815
Prepayments and other current assets	240,920	217,040
Total current assets	2,458,701	2,464,976
Property and Equipment, net	958,441	997,331
Goodwill	4,554,903	4,589,680
Other Intangible Assets	1,174,436	1,252,741
Other Assets	1,134,710	1,150,965
	$10,281,191	$10,455,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$98,187	$89,805
Accounts payable	794,004	986,240
Accrued expenses and other current liabilities	1,098,817	1,302,828
Total current liabilities	1,991,008	2,378,873
Long-Term Borrowings	5,469,036	5,355,789
Deferred Income Taxes and Other Noncurrent Liabilities	998,494	993,118
Redeemable Noncontrolling Interest	9,909	9,877
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2015—262,818,516 shares and 2014—256,086,839 shares; and outstanding: 2015—238,042,601 shares and 2014—233,910,487 shares)	2,628	2,561
Capital surplus	2,699,534	2,575,011
Accumulated deficit	(278,054)	(382,463)
Accumulated other comprehensive loss	(162,686)	(106,298)
Treasury stock (shares held in treasury: 2015—24,775,915 shares and 2014—22,176,352 shares)	(448,678)	(370,775)
Total stockholders' equity	1,812,744	1,718,036
	$10,281,191	$10,455,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$3,594,627	$3,502,007
Costs and Expenses:
Cost of services provided	3,239,214	3,159,808
Depreciation and amortization	125,142	125,317
Selling and general corporate expenses	75,418	96,075
	3,439,774	3,381,200
Operating income	154,853	120,807
Interest and Other Financing Costs, net	71,206	102,074
Income Before Income Taxes	83,647	18,733
Provision for Income Taxes	23,542	5,616
Net income	60,105	13,117
Less: Net income attributable to noncontrolling interest	282	201
Net income attributable to Aramark stockholders	$59,823	$12,916

Earnings per share attributable to Aramark stockholders:
Basic	$0.25	$0.06
Diluted	$0.24	$0.05
Weighted Average Shares Outstanding:
Basic	237,453	230,693
Diluted	246,019	243,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Six Months Ended
	April 3, 2015	March 28, 2014
Sales	$7,296,980	$7,265,088
Costs and Expenses:
Cost of services provided	6,526,495	6,514,627
Depreciation and amortization	250,425	262,141
Selling and general corporate expenses	163,304	210,291
	6,940,224	6,987,059
Operating income	356,756	278,029
Interest and Other Financing Costs, net	143,129	185,427
Income Before Income Taxes	213,627	92,602
Provision for Income Taxes	67,902	34,569
Net income	145,725	58,033
Less: Net income attributable to noncontrolling interest	405	355
Net income attributable to Aramark stockholders	$145,320	$57,678

Earnings per share attributable to Aramark stockholders:
Basic	$0.62	$0.26
Diluted	$0.59	$0.25
Weighted Average Shares Outstanding:
Basic	236,040	218,653
Diluted	245,381	229,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 3, 2015	March 28, 2014
Net income	$60,105	$13,117
Other comprehensive income (loss), net of tax:
Pension plan adjustments	—	(153)
Foreign currency translation adjustments	(13,621)	(2,336)
Fair value of cash flow hedges	(9,778)	(2,677)
Other comprehensive income (loss), net of tax	(23,399)	(5,166)
Comprehensive income	36,706	7,951
Less: Net income attributable to noncontrolling interest	282	201
Comprehensive income attributable to Aramark stockholders	$36,424	$7,750

	Six Months Ended
	April 3, 2015	March 28, 2014
Net income	145,725	$58,033
Other comprehensive income (loss), net of tax:
Pension plan adjustments	—	(308)
Foreign currency translation adjustments	(37,832)	(966)
Fair value of cash flow hedges	(18,556)	1,659
Other comprehensive income (loss), net of tax	(56,388)	385
Comprehensive income	89,337	58,418
Less: Net income attributable to noncontrolling interest	405	355
Comprehensive income attributable to Aramark stockholders	$88,932	$58,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$145,725	$58,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250,425	262,141
Income taxes deferred	(1,329)	(33,883)
Share-based compensation expense	31,501	72,998
Changes in operating assets and liabilities	(359,363)	(507,238)
Other operating activities	11,758	20,529
Net cash provided by (used in) operating activities	78,717	(127,420)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(225,297)	(172,223)
Disposals of property and equipment	4,559	12,636
Proceeds from divestitures	—	24,000
Acquisition of certain businesses, net of cash acquired	(1,474)	(10,820)
Other investing activities	2,241	5,129
Net cash used in investing activities	(219,971)	(141,278)
Cash flows from financing activities:
Proceeds from long-term borrowings	172,351	1,734,343
Payments of long-term borrowings	(24,721)	(1,917,068)
Payments of dividends	(40,685)	(17,306)
Proceeds from initial public offering, net	—	524,081
Proceeds from issuance of common stock	16,652	3,419
Other financing activities	40,721	(30,585)
Net cash provided by financing activities	164,318	296,884
Increase in cash and cash equivalents	23,064	28,186
Cash and cash equivalents, beginning of period	111,690	110,998
Cash and cash equivalents, end of period	$134,754	$139,184

	Six Months Ended
(dollars in millions)	April 3, 2015	March 28, 2014
Interest paid	$134.1	$192.7
Income taxes paid	37.7	43.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	145,320			145,320
Other comprehensive income (loss)	(56,388)				(56,388)
Capital contributions from issuance of common stock	48,895	67	48,828
Compensation expense related to stock incentive plans	31,501		31,501
Tax benefits related to stock incentive plans	44,194		44,194
Repurchases of common stock	(77,903)					(77,903)
Payments of dividends	(40,911)			(40,911)
Balance, April 3, 2015	$1,812,744	$2,628	$2,699,534	$(278,054)	$(162,686)	$(448,678)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to Aramark stockholders	57,678			57,678
Other comprehensive income (loss)	385				385
Capital contributions from issuance of common stock	19,095	27	19,068
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	72,998		72,998
Tax benefits related to stock incentive plans	12,221		12,221
Change due to termination of provision in Stockholders' Agreement	158,708		158,708
Repurchases of common stock	(32,427)					(32,427)
Payment of dividends	(17,306)			(17,306)
Balance, March 28, 2014	$1,699,140	$2,501	$2,480,459	$(438,861)	$(58,840)	$(286,119)

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
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interest outside of stockholders' equity in the Condensed Consolidated Balance Sheets. For the three and six months ended April 3, 2015, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest were $0.4 million for the six months ended April 3, 2015. For the three and six months ended March 28, 2014, net income attributable to redeemable noncontrolling interest was $0.2 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest were $0.4 million for the six months ended March 28, 2014.
New Accounting Standard Updates
In April 2015, the FASB issued an accounting standard update ("ASU") on debt issuance costs which requires presentation on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, and will no longer be recorded as a separate asset. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In June 2014, the FASB issued an ASU on stock compensation which requires that a performance target affecting vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the pronouncement relative to its stock incentive awards.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is expected to be effective for the Company beginning in the first quarter of fiscal 2018. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal is currently undergoing the FASB's due process requirement, which includes a 30-day period for public comment. The Company is currently evaluating the impact of the pronouncement.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (net of tax).
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 3, 2015			March 28, 2014
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$60,105			$13,117
Pension plan adjustments	—	—	—	(235)	82	(153)
Foreign currency translation adjustments	(10,437)	(3,184)	(13,621)	(3,766)	1,430	(2,336)
Cash flow hedges adjustments	(16,304)	6,526	(9,778)	(4,331)	1,654	(2,677)
Other comprehensive income (loss)	(26,741)	3,342	(23,399)	(8,332)	3,166	(5,166)
Comprehensive income			36,706			7,951
Less: Net income attributable to noncontrolling interest			282			201
Comprehensive income attributable to Aramark stockholders			$36,424			$7,750

	Six Months Ended
	April 3, 2015			March 28, 2014
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$145,725			$58,033
Pension plan adjustments	—	—	—	(474)	166	(308)
Foreign currency translation adjustments	(39,477)	1,645	(37,832)	(4,993)	4,027	(966)
Cash flow hedges adjustments	(30,783)	12,227	(18,556)	3,002	(1,343)	1,659
Other comprehensive income (loss)	(70,260)	13,872	(56,388)	(2,465)	2,850	385
Comprehensive income			89,337			58,418
Less: Net income attributable to noncontrolling interest			405			355
Comprehensive income attributable to Aramark stockholders			$88,932			$58,063
Accumulated other comprehensive loss consists of the following (in thousands):

	April 3, 2015	October 3, 2014
Pension plan adjustments	$(44,119)	$(44,119)
Foreign currency translation adjustments	(65,826)	(27,994)
Cash flow hedges	(44,746)	(26,190)
Share of equity investee's accumulated other comprehensive loss	(7,995)	(7,995)
	$(162,686)	$(106,298)
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $726.0 million and $670.6 million as of April 3, 2015 and October 3, 2014, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $147.8 million and $180.3 million at April 3, 2015 and October 3, 2014, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$327,385	$366,242
Gross profit	34,282	39,543
Net income	4,688	5,589

	Six Months Ended
	April 3, 2015	March 28, 2014
Sales	$689,206	$765,343
Gross profit	74,620	85,564
Net income	11,272	13,332
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 Transaction, was $1.8 million and $4.7 million for the three and six months ended April 3, 2015, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income. The Company's equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 Transaction, was $2.2 million and 5.4 million for the three and six months ended March 28, 2014, respectively. During the six months ended April 3, 2015, the Company received $18.7 million of cash distributions from AIM Services Co., Ltd.
NOTE 2. DIVESTITURES:
Fiscal 2015
Aramark India Private Limited Divestiture
On April 1, 2015, the Company completed the sale of Aramark India Private Limited ("India") resulting in a pretax loss of approximately $4.3 million (after tax gain of approximately $1.8 million due to the tax basis exceeding the book basis of the subsidiary and the realization in the current quarter of net operating loss carryforwards for which a full valuation allowance was taken in prior years), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the three and six months ended April 3, 2015. The Company did not receive any proceeds from the sale of its India subsidiary. The results of operations and cash flows associated with the India subsidiary divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.
Fiscal 2014
McKinley Chalet Hotel Divestiture
On October 7, 2013, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located adjacent to Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the six months ended March 28, 2014. The pretax loss included a write-off of an allocation of goodwill of approximately $12.8 million. The fiscal 2014 results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.
NOTE 3. SEVERANCE:
The Company previously initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. During the second quarters of fiscal 2015 and fiscal 2014, as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded a net reduction to severance expense of ($2.1) million and a net severance charge of approximately $1.8 million, respectively.
As of April 3, 2015 and October 3, 2014, the Company had an accrual of approximately $16.9 million and $40.7 million, respectively, related to the unpaid obligations for these costs, the majority of which are expected to be paid during fiscal 2015.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Changes in total goodwill during the six months ended April 3, 2015 follow (in thousands):

Segment	October 3, 2014	Translation	April 3, 2015
FSS North America	$3,583,656	$(271)	$3,583,385
FSS International	431,245	(34,506)	396,739
Uniform	574,779	—	574,779
	$4,589,680	$(34,777)	$4,554,903
Other intangible assets consist of (in thousands):

	April 3, 2015			October 3, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,861,777	$(1,434,167)	$427,610	$1,885,222	$(1,386,248)	$498,974
Trade names	748,459	(1,633)	746,826	755,400	(1,633)	753,767
	$2,610,236	$(1,435,800)	$1,174,436	$2,640,622	$(1,387,881)	$1,252,741
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
Amortization of intangible assets for the six months ended April 3, 2015 and March 28, 2014 was approximately $68.0 million and $85.5 million, respectively.
NOTE 5. BORROWINGS
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
2014 Amendment Agreement
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amended and restated the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provided for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance existing term loans due 2016 and 2019 (with the exception of approximately $75.0 million in term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary, which remain outstanding).
During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized. Approximately $3.4 million and $5.1 million of the third-party costs were paid to entities affiliated with GS Capital Partners and J.P. Morgan Partners, respectively. The Company also recorded charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Income for the three and six months ended March 28, 2014 consisting of $13.1 million of third-party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amendment Agreement No. 1
On March 28, 2014, Aramark Services, Inc. entered into Amendment Agreement No. 1 to the Credit Agreement, which allowed Aramark Services, Inc. to borrow Canadian dollar denominated term loan in an amount of CAD34.0 million, due February 2021.
Senior Secured Revolving Credit Facility
The 2014 Amendment Agreement also provided for the extension, from January 26, 2017 to February 24, 2019, of the maturity of $565.0 million in revolving lender commitments. The 2014 Amendment Agreement also increased the revolving lender commitments by $165.0 million.
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
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 3, 2015 and October 3, 2014, approximately ($39.2) million and ($19.7) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended April 3, 2015 and March 28, 2014 was not material.
The Company has $74.5 million of outstanding amortizing cross currency swaps to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary's variable rate debt denominated in U.S. dollars. As of April 3, 2015 and October 3, 2014, unrealized net of tax losses of approximately ($5.5) million and ($6.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. There was no hedge ineffectiveness for this cash flow hedging instrument during the six month periods of both fiscal 2015 and fiscal 2014.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	April 3, 2015	March 28, 2014
Interest rate swap agreements	$(9,819)	$(1,857)
Cross currency swap agreements	5,786	(820)
	$(4,033)	$(2,677)

	Six Months Ended
	April 3, 2015	March 28, 2014
Interest rate swap agreements	$(17,065)	$3,926
Cross currency swap agreements	9,528	(2,267)
	$(7,537)	$1,659
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the first half of fiscal 2015, the Company entered into contracts for approximately 11.6 million gallons. As of April 3, 2015, the Company has contracts for approximately 14.3 million gallons outstanding for fiscal 2015 and fiscal 2016. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these contracts was a gain of approximately $0.8 million for the three months ended April 3, 2015 and a loss of approximately ($2.8) million for the six months ended April 3, 2015. The impact on earnings related to the change in fair value of these contracts for the three and six months ended March 28, 2014 was not material.
As of April 3, 2015, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €14.7 million, £7.3 million and CAD29.8 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 3, 2015	October 3, 2014
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Other Assets	$2,681	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	—	379
		$2,681	$379
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$3,338	$—
Interest rate swap agreements	Other Noncurrent Liabilities	$51,883	$27,015
Cross currency swap agreements	Other Noncurrent Liabilities	—	7,467
		55,221	34,482

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	419	—
Gasoline and diesel fuel agreements	Accounts Payable	4,535	1,783
		$4,954	$1,783
		$60,175	$36,265

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	April 3, 2015	March 28, 2014
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$7,962	$6,989
Cross currency swap agreements	Interest Expense	(4,134)	(2,209)
		3,828	4,780
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(3,465)
Gasoline and diesel fuel agreements	Cost of services provided	1,086	220
Foreign currency forward exchange contracts	Interest Expense	(2,976)	1,148
		(1,890)	(2,097)
		$1,938	$2,683

		Six Months Ended
	Account	April 3, 2015	March 28, 2014
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$15,620	$16,183
Cross currency swap agreements	Interest Expense	(7,557)	(4,824)
		8,063	11,359
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(5,111)
Gasoline and diesel fuel agreements	Cost of services provided	5,399	(136)
Foreign currency forward exchange contracts	Interest Expense	(4,557)	4,285
		842	(962)
		$8,905	$10,397
At April 3, 2015, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.5 million.
NOTE 7. CAPITAL STOCK:
On December 17, 2013, the Company completed an IPO of 28.0 million shares of its common stock at a price of $20.00 per share raising approximately $524.1 million, net of costs directly related to the IPO. GS Capital Partners and J.P. Morgan Partners each received approximately $6.5 million of underwriters' discounts relating to the shares sold by the Company which were included in the costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility of approximately $154.1 million and principal on the senior secured term loan facility of $370.0 million. In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO which were included in the Condensed Consolidated Statements of Income for the six months ended March 28, 2014.
During the six months ended April 3, 2015, the Company paid dividends of approximately $40.7 million to its stockholders. On May 6, 2015, the Company's Board declared a $0.08625 dividend per share of common stock, payable on June 9, 2015, to shareholders of record on the close of business on May 20, 2015. During the six months ended March 28, 2014, the Company paid a dividend of approximately $17.3 million to its stockholders.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SHARE-BASED COMPENSATION:
Share-based compensation expense charged to expense for the three and six months ended April 3, 2015 was approximately $15.7 million, before taxes of approximately $6.1 million and approximately $31.5 million, before taxes of approximately $12.3 million, respectively. Share-based compensation expense charged to expense for the three and six months ended March 28, 2014 was approximately $27.6 million, before taxes of approximately $10.8 million and approximately $73.0 million, before taxes of approximately $28.5 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.
Stock Options
Time-Based Options
The Company granted 2.7 million time-based options with a weighted-average grant-date fair value of $8.29 per option during the six months ended April 3, 2015. The Company recorded compensation expense during the three and six months ended April 3, 2015 for time-based options of approximately $4.2 million and $8.1 million, respectively. The compensation cost charged to expense during the three and six months ended March 28, 2014 for time-based options was approximately $3.6 million and $6.8 million, respectively.
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
During the three and six months ended April 3, 2015, approximately $2.1 million and $4.6 million was charged to expense for performance-based options, respectively. During the three and six months ended March 28, 2014, approximately $16.3 million and $55.4 million was charged to expense for performance-based options, respectively. These amounts included approximately $14.0 million and $50.9 million related to the Missed Year Options that were modified, respectively.
Installment Stock Purchase Opportunities ("ISPO")
The Company recorded approximately $0.4 million and $0.9 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three and six months ended April 3, 2015, respectively. The Company recorded approximately $0.5 million and $1.2 million of compensation expense related to ISPOs during the three and six months ended March 28, 2014, respectively.
Time-Based Restricted Stock Units ("RSUs")
The company granted 0.5 million RSUs during the six months ended April 3, 2015 at a weighted-average grant-date fair value of $29.23 per RSU. The compensation cost charged to expense during the three and six months ended April 3, 2015 for RSUs was approximately $4.7 million and $9.3 million, respectively. The compensation cost charged to expense during the three and six months ended March 28, 2014 for RSUs was approximately $4.0 million and $6.3 million, respectively.
Performance Stock Units ("PSUs")
The Company granted 0.8 million PSUs during the six months ended April 3, 2015 at a weighted-average grant-date fair value of $28.67 per PSU with performance conditions based upon the achievement of a level of adjusted earnings per share. The Company recorded compensation expense during the three and six months months ended April 3, 2015 for PSUs of approximately $4.2 million and $8.5 million, respectively. For the three and six months months ended March 28, 2014 the compensation cost charged to expense for PSUs was approximately $1.8 million and $1.8 million, respectively.
Deferred Stock Units ("DSUs")
The Company granted 35,163 deferred stock units during the six months ended April 3, 2015. The compensation cost charged to expense during the three and six months ended April 3, 2015 for deferred stock units was approximately $0.1 million and $0.1 million, respectively. The compensation cost charged to expense during the three and six months ended March 28, 2014 for deferred stock units was approximately $1.4 million and $1.5 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Earnings:
Net income attributable to Aramark stockholders	$59,823	$12,916	$145,320	$57,678
Shares:
Basic weighted-average shares outstanding	237,453	230,693	236,040	218,653
Effect of dilutive securities	8,566	12,683	9,341	10,757
Diluted weighted-average shares outstanding	246,019	243,376	245,381	229,410

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.25	$0.06	$0.62	$0.26

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.24	$0.05	$0.59	$0.25
Share-based awards to purchase 2.8 million shares were outstanding for the three months ended of April 3, 2015, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. There were no antidilutive shares for the three months ended March 28, 2014. In addition, performance-based options and performance stock units related to 1.5 million shares and 2.3 million shares were outstanding for the three month periods of April 3, 2015 and March 28, 2014, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 2.2 million and 3.7 million shares were outstanding for the six month periods of April 3, 2015 and March 28, 2014, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units related to 1.5 million and 3.9 million shares were outstanding during the six month periods of April 3, 2015 and March 28, 2014, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met.
NOTE 10. ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with two financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $350.0 million, which expires May 2017. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility by $25.0 million from November to March. At both April 3, 2015 and October 3, 2014, the amount of outstanding borrowings under the Receivables Facility was $350.0 million and is included in “Long-Term Borrowings."
NOTE 11. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $124.6 million at April 3, 2015 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 3, 2015.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform and Career Apparel ("Uniform"). Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 8). Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	April 3, 2015	March 28, 2014
FSS North America	$2,519.1	$2,379.0
FSS International	699.7	762.0
Uniform	375.8	361.0
	$3,594.6	$3,502.0

	Operating Income
	Three Months Ended
	April 3, 2015	March 28, 2014
FSS North America	$127.6	$125.0
FSS International	20.3	13.6
Uniform	41.6	36.5
	189.5	175.1
Corporate	(34.7)	(54.3)
Operating Income	154.8	120.8
Interest and Other Financing Costs, net	(71.2)	(102.1)
Income Before Income Taxes	$83.6	$18.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Sales
	Six Months Ended
	April 3, 2015	March 28, 2014
FSS North America	$5,083.5	$4,980.9
FSS International	1,458.4	1,556.1
Uniform	755.1	728.1
	$7,297.0	$7,265.1

	Operating Income
	Six Months Ended
	April 3, 2015	March 28, 2014
FSS North America	$289.9	$287.6
FSS International	51.0	41.2
Uniform	96.2	76.8
	437.1	405.6
Corporate	(80.4)	(127.6)
Operating Income	356.7	278.0
Interest and Other Financing Costs, net	(143.1)	(185.4)
Income Before Income Taxes	$213.6	$92.6
NOTE 13. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at April 3, 2015 and October 3, 2014 was $5,877.8 million and $5,441.5 million, respectively. The carrying value of the Company’s debt at April 3, 2015 and October 3, 2014 was $5,567.2 million and $5,445.6 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
April 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$20.9	$61.2	$52.7	$—	$134.8
Receivables	—	—	305.3	1,218.4	—	1,523.7
Inventories, at lower of cost or market	—	15.4	469.7	74.2	—	559.3
Prepayments and other current assets	—	80.8	72.8	87.3	—	240.9
Total current assets	—	117.1	909.0	1,432.6	—	2,458.7
Property and Equipment, net	—	26.2	774.1	158.2	—	958.5
Goodwill	—	173.1	3,982.7	399.1	—	4,554.9
Investment in and Advances to Subsidiaries	1,813.2	5,757.9	459.2	21.9	(8,052.2)	—
Other Intangible Assets	—	29.7	1,042.4	102.3	—	1,174.4
Other Assets	—	71.6	837.1	228.0	(2.0)	1,134.7
	$1,813.2	$6,175.6	$8,004.5	$2,342.1	$(8,054.2)	$10,281.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21.9	$12.4	$63.9	$—	$98.2
Accounts payable	0.4	157.2	370.6	265.8	—	794.0
Accrued expenses and other liabilities	0.1	128.1	704.7	265.8	0.1	1,098.8
Total current liabilities	0.5	307.2	1,087.7	595.5	0.1	1,991.0
Long-term Borrowings	—	4,616.6	49.0	803.5	—	5,469.1
Deferred Income Taxes and Other Noncurrent Liabilities	—	391.0	541.0	66.5	—	998.5
Intercompany Payable	—	—	5,245.6	1,099.3	(6,344.9)	—
Redeemable Noncontrolling Interest	—	—	9.9	—	—	9.9
Total Stockholders' Equity	1,812.7	860.8	1,071.3	(222.7)	(1,709.4)	1,812.7
	$1,813.2	$6,175.6	$8,004.5	$2,342.1	$(8,054.2)	$10,281.2

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended April 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$253.3	$2,394.7	$946.6	$—	$3,594.6
Costs and Expenses:
Cost of services provided	—	224.7	2,131.7	882.8	—	3,239.2
Depreciation and amortization	—	2.8	103.7	18.6	—	125.1
Selling and general corporate expenses	0.3	37.1	33.8	4.3	—	75.5
Interest and other financing costs, net	—	64.1	(0.4)	7.5	—	71.2
Expense allocations	(0.3)	(79.8)	70.1	10.0	—	—
	—	248.9	2,338.9	923.2	—	3,511.0
Income before Income Taxes	—	4.4	55.8	23.4	—	83.6
Provision for Income Taxes	—	1.5	14.2	7.8	—	23.5
Equity in Net Income of Subsidiaries	59.8	—	—	—	(59.8)	—
Net income	59.8	2.9	41.6	15.6	(59.8)	60.1
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Aramark stockholders	59.8	2.9	41.3	15.6	(59.8)	59.8
Other comprehensive income (loss), net of tax	(23.4)	(15.5)	(1.3)	(25.9)	42.7	(23.4)
Comprehensive income (loss) attributable to Aramark stockholders	$36.4	$(12.6)	$40.0	$(10.3)	$(17.1)	$36.4

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended April 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$501.7	$4,821.6	$1,973.7	$—	$7,297.0
Costs and Expenses:
Cost of services provided	—	433.6	4,263.4	1,829.5	—	6,526.5
Depreciation and amortization	—	5.5	205.1	39.8	—	250.4
Selling and general corporate expenses	1.4	85.2	68.4	8.4	—	163.4
Interest and other financing costs	—	128.0	(0.9)	16.0	—	143.1
Expense allocations	(1.4)	(162.8)	142.2	22.0	—	—
	—	489.5	4,678.2	1,915.7	—	7,083.4
Income before Income Taxes	—	12.2	143.4	58.0	—	213.6
Provision for Income Taxes	—	4.3	43.4	20.2	—	67.9
Equity in Net Income of Subsidiaries	145.3	—	—	—	(145.3)	—
Net income	145.3	7.9	100.0	37.8	(145.3)	145.7
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Aramark stockholders	145.3	7.9	99.6	37.8	(145.3)	145.3
Other comprehensive loss, net of tax	(56.4)	(15.1)	(3.3)	(69.8)	88.2	(56.4)
Comprehensive income (loss) attributable to Aramark stockholders	$88.9	$(7.2)	$96.3	$(32.0)	$(57.1)	$88.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 28, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$248.5	$2,217.8	$1,035.7	$—	$3,502.0
Costs and Expenses:
Cost of services provided	—	221.0	1,967.6	971.2	—	3,159.8
Depreciation and amortization	—	3.1	98.9	23.3	—	125.3
Selling and general corporate expenses	0.7	56.6	33.8	5.0	—	96.1
Interest and other financing costs	—	95.3	(0.6)	7.4	—	102.1
Expense allocations	—	(129.2)	121.3	7.9	—	—
	0.7	246.8	2,221.0	1,014.8	—	3,483.3
Income (Loss) before Income Taxes	(0.7)	1.7	(3.2)	20.9	—	18.7
Provision (Benefit) for Income Taxes	(0.3)	0.5	(1.8)	7.2	—	5.6
Equity in Net Income of Subsidiaries	13.3	—	—	—	(13.3)	—
Net income (loss)	12.9	1.2	(1.4)	13.7	(13.3)	13.1
Less: Net income attributable to noncontrolling interest	—	—	0.2	—	—	0.2
Net income (loss) attributable to Aramark stockholders	12.9	1.2	(1.6)	13.7	(13.3)	12.9
Other comprehensive income (loss), net of tax	(5.1)	(1.5)	0.5	(8.2)	9.2	(5.1)
Comprehensive income (loss) attributable to Aramark stockholders	$7.8	$(0.3)	$(1.1)	$5.5	$(4.1)	$7.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 28, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$512.5	$4,607.8	$2,144.8	$—	$7,265.1
Costs and Expenses:
Cost of services provided	—	454.7	4,069.7	1,990.2	—	6,514.6
Depreciation and amortization	—	8.1	205.3	48.7	—	262.1
Selling and general corporate expenses	6.0	127.4	67.3	9.7	—	210.4
Interest and other financing costs	—	170.5	(0.7)	15.6	—	185.4
Expense allocations	—	(252.3)	236.1	16.2	—	—
	6.0	508.4	4,577.7	2,080.4	—	7,172.5
Income (Loss) before Income Taxes	(6.0)	4.1	30.1	64.4	—	92.6
Provision (Benefit) for Income Taxes	(2.1)	1.2	13.3	22.2	—	34.6
Equity in Net Income of Subsidiaries	61.6	—	—	—	(61.6)	—
Net income	57.7	2.9	16.8	42.2	(61.6)	58.0
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Aramark stockholders	57.7	2.9	16.4	42.2	(61.6)	57.6
Other comprehensive income (loss), net of tax	0.4	10.1	1.6	(17.4)	5.7	0.4
Comprehensive income attributable to Aramark stockholders	$58.1	$13.0	$18.0	$24.8	$(55.9)	$58.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended April 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.3)	$(25.1)	$(73.6)	$180.2	$(2.5)	$78.7
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(14.2)	(182.6)	(28.5)	—	(225.3)
Disposals of property and equipment	—	0.3	2.6	1.7	—	4.6
Acquisitions of businesses, net of cash acquired	—	—	(1.5)	—	—	(1.5)
Other investing activities	—	0.3	9.7	(7.8)	—	2.2
Net cash used in investing activities	—	(13.6)	(171.8)	(34.6)	—	(220.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	125.8	—	46.6	—	172.4
Payments of long-term borrowings	—	(11.0)	(7.2)	(6.5)	—	(24.7)
Payments of dividends	—	(40.7)	—	—	—	(40.7)
Proceeds from issuance of common stock	—	16.7	—	—	—	16.7
Other financing activities	—	43.8	(2.7)	(0.4)	—	40.7
Change in intercompany, net	0.3	(101.3)	274.9	(176.4)	2.5	—
Net cash provided by (used in) financing activities	0.3	33.3	265.0	(136.7)	2.5	164.4
Increase (Decrease) in cash and cash equivalents	—	(5.4)	19.6	8.9	—	23.1
Cash and cash equivalents, beginning of period	—	26.3	41.6	43.8	—	111.7
Cash and cash equivalents, end of period	$—	$20.9	$61.2	$52.7	$—	$134.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 28, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.4)	$56.6	$(143.7)	$(33.7)	$(3.2)	$(127.4)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(9.0)	(134.5)	(28.7)	—	(172.2)
Disposals of property and equipment	—	7.8	2.2	2.6	—	12.6
Proceeds from divestitures	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(5.2)	(5.6)	—	(10.8)
Other investing activities	—	0.1	6.8	(1.8)	—	5.1
Net cash used in investing activities	—	(1.1)	(106.7)	(33.5)	—	(141.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,430.7	—	303.6	—	1,734.3
Payments of long-term borrowings	—	(1,824.4)	(6.8)	(85.9)	—	(1,917.1)
Payment of dividends	—	(17.3)	—	—	—	(17.3)
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	3.4	—	—	—	3.4
Other financing activities	—	(25.4)	(1.9)	(3.2)	—	(30.5)
Change in intercompany, net	(520.7)	384.6	262.4	(129.5)	3.2	—
Net cash provided by (used in) financing activities	3.4	(48.4)	253.7	85.0	3.2	296.9
Increase in cash and cash equivalents	—	7.1	3.3	17.8	—	28.2
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$30.1	$43.8	$65.3	$—	$139.2

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended April 3, 2015 and March 28, 2014 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 3, 2014 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 3, 2014.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business and industry and sports, leisure and corrections clients. Our core market is North America, which is supplemented by an additional 19-country footprint serving many of the fastest growing global economies. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments, Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Our overall exposure to clients within the oil and gas industry, which is experiencing an economic downturn, represents less than 5% of our total annual sales. We currently do not expect this to have a material impact on our financial results. During the first quarter of fiscal 2015, we lost a client in the Sports, Leisure and Corrections sector which represented approximately 1% of our total annual sales. This client's business was concentrated in the third and fourth quarters of our fiscal year. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased use of standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during the first half of fiscal 2015 and we estimate we will incur an additional approximately $85 million during the second half of fiscal year 2015 and fiscal 2016 in accordance with our plans.
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
Foreign Currency Fluctuations
The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the current year period being used in translation for the comparable prior year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance. The U.S. dollar strengthened considerably over the course of the first half of fiscal 2015 and had a negative impact on our reported results. If the strength of the U.S. dollar is sustained for the remainder of the fiscal year, it will continue to negatively impact reported results versus prior year. It should be noted, almost all of our non-U.S. sales and corresponding costs are incurred in local currency; therefore, our currency transaction exposure is limited.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended April 3, 2015 and March 28, 2014 (dollars in millions).

	Three Months Ended		Change
	April 3, 2015	March 28, 2014	$	%
Sales	$3,594.6	$3,502.0	$92.6	3%
Costs and Expenses:
Cost of services provided	3,239.2	3,159.8	79.4	3%
Other operating expenses	200.6	221.4	(20.8)	(9)%
	3,439.8	3,381.2	58.6	2%
Operating income	154.8	120.8	34.0	28%
Interest and Other Financing Costs, net	71.2	102.1	(30.9)	(30)%
Income Before Income Taxes	83.6	18.7	64.9	**
Provision for Income Taxes	23.5	5.6	17.9	**
Net income	$60.1	$13.1	$47.0	**
______________
** - Not meaningful

	Three Months Ended		Change
Sales by Segment(1)	April 3, 2015	March 28, 2014	$	%
FSS North America	$2,519.1	$2,379.0	$140.1	6%
FSS International	699.7	762.0	(62.3)	(8)%
Uniform	375.8	361.0	14.8	4%
	$3,594.6	$3,502.0	$92.6	3%

	Three Months Ended		Change
Operating Income by Segment	April 3, 2015	March 28, 2014	$	%
FSS North America	$127.6	$125.0	$2.6	2%
FSS International	20.3	13.6	6.7	49%
Uniform	41.6	36.5	5.1	14%
Corporate	(34.7)	(54.3)	19.6	(36)%
	$154.8	$120.8	$34.0	28%

(1)
As a percentage of total sales, FSS North America represented 70% and 68%, FSS International represented 20% and 22% and Uniform represented 10% and 10% for the three months ended April 3, 2015 and March 28, 2014, respectively.

	Six Months Ended		Change
	April 3, 2015	March 28, 2014	$	%
Sales	$7,297.0	$7,265.1	$31.9	0%
Costs and Expenses:
Cost of services provided	6,526.5	6,514.6	11.9	0%
Other operating expenses	413.8	472.5	(58.7)	(12)%
	6,940.3	6,987.1	(46.8)	(1)%
Operating income	356.7	278.0	78.7	28%
Interest and Other Financing Costs, net	143.1	185.4	(42.3)	(23)%
Income Before Income Taxes	213.6	92.6	121.0	131%
Provision for Income Taxes	67.9	34.6	33.3	96%
Net income	$145.7	$58.0	$87.7	151%

	Six Months Ended		Change
Sales by Segment(1)	April 3, 2015	March 28, 2014	$	%
FSS North America	$5,083.5	$4,980.9	$102.6	2%
FSS International	1,458.4	1,556.1	(97.7)	(6)%
Uniform	755.1	728.1	27.0	4%
	$7,297.0	$7,265.1	$31.9	0%

	Six Months Ended		Change
Operating Income by Segment	April 3, 2015	March 28, 2014	$	%
FSS North America	$289.9	$287.6	$2.3	1%
FSS International	51.0	41.2	9.8	24%
Uniform	96.2	76.8	19.4	25%
Corporate	(80.4)	(127.6)	47.2	(37)%
	$356.7	$278.0	$78.7	28%

(1)
As a percentage of total sales, FSS North America represented 70% and 69%, FSS International represented 20% and 21% and Uniform represented 10% and 10% for the six months ended April 3, 2015 and March 28, 2014, respectively.

Consolidated Overview
Sales of $3.6 billion for the second quarter of fiscal 2015 represented an increase of approximately 3% over the prior year period. The increase in sales for the second quarter of fiscal 2015 is attributable to:

•	the increased number of service days and events due to the calendar shift caused by fiscal 2014's 53rd week (estimated to be $75 million);

•	growth in the Education, Healthcare and Sports, Leisure and Corrections sectors in the FSS North America segment;

•	growth in the U.K., Germany, South America and China in the FSS International segment; and

•	growth in our Uniform segment; partially offset by

•	the negative impact of foreign currency translation of about $125 million (approximately -4%).
Sales of $7.3 billion for the six month period of fiscal 2015 were modestly higher compared to the prior year period. Sales were impacted by the following during the periods:

•	growth in the Education, Healthcare and Sports, Leisure and Corrections sectors;

•	growth in the U.K., Germany, South America and China; offset by

•	a sales decline in the Business & Industry sector in the FSS North America segment;

•	the net, negative impact of the calendar shift for the six month period of fiscal 2015 (estimated to be $20 million); and

•	the negative impact of foreign currency translation of about $215 million (approximately -3%).

Cost of services provided as a percentage of sales was 90% for the second quarter of fiscal 2015 and 89% for the six month period of fiscal 2015 compared to 90% in both prior year periods. The following table presents the percentages attributable to the components in cost of services provided for the three and six months ended April 3, 2015 and March 28, 2014.

	Three Months Ended		Six Months Ended
Cost of services provided components	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Food and support service costs	28%	29%	28%	29%
Personnel costs	47%	47%	47%	46%
Other direct costs	25%	24%	25%	25%
	100%	100%	100%	100%
Operating income of $154.8 million for the second quarter of fiscal 2015 and $356.7 million for the six month period ended April 3, 2015, represented an increase of approximately 28% over both the prior year periods.
Operating income in the three and six month periods of fiscal 2015 was impacted by:

•	profit growth in our Education sector and FSS International segment;

•	the impact of increased sales and cost control efficiencies within our Uniform segment;

•	a decrease in acquisition-related amortization expense (approximately $3.7 million and $14.5 million, respectively);

•	a decrease in charges related to share-based compensation from the modification of performance-based options (approximately $14.0 million and $50.9 million, respectively); and

•	a decrease in charges related to branding (approximately $9.7 million and $14.9 million, respectively); partially offset by

•	profit decline in our Business & Industry sector;

•	the negative impact of foreign currency translation (approximately -6% and -5%, respectively); and

•	the loss associated with the divestiture of Aramark India Private Limited ("India") (approximately $4.3 million in both periods)
In addition, the second quarter of fiscal 2015 was favorably impacted by the increased number of service days and events resulting from the calendar shift (estimated to be $10 million). The calendar shift for the six month period of fiscal 2015 had a negative impact on operating income (estimated to be $5 million). The six month period of fiscal 2015 included a favorable risk insurance adjustments (approximately $4.4 million) due to favorable claims experience. The six month period of fiscal 2014 included charges for cash bonuses and other expenses related to the completion of the initial public offering (“IPO”) (approximately $5.0 million) and the loss on the sale of the McKinley Chalet hotel (the "Chalet") within our Sports, Leisure and Corrections sector (approximately $6.7 million).
Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2015 decreased approximately 30% and 23% from the prior year periods, respectively, primarily due to the impact of favorable interest rates and debt refinancing costs related to the debt refinancing in fiscal 2014.
The effective income tax rate for the second quarter and the six month period of fiscal 2015 was 28.1% and 31.8% compared to 30.0% and 37.3% in the prior year periods, respectively. The effective tax rate for the second quarter and six month period of fiscal 2015 includes a benefit of approximately $6.1 million in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary and the realization in the current quarter of net operating loss carryforwards for which a full valuation allowance was taken in prior years. For the six month period of fiscal 2015 the effective tax rate includes a benefit of approximately $2.2 million for the extension of tax credits under the Tax Increase Prevention Act of 2014. The effective tax rate for the six month period of fiscal 2014 includes the reduction of goodwill in connection with the sale of the Chalet that was not tax deductible.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single reportable segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure and Corrections.

Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Business & Industry	$521.4	$531.4	$1,038.4	$1,088.3
Education	1,084.2	946.2	2,173.9	2,043.4
Healthcare	501.9	497.8	991.8	982.9
Sports, Leisure and Corrections	411.6	403.6	879.4	866.3
	$2,519.1	$2,379.0	$5,083.5	$4,980.9
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure and Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the three and six month periods of fiscal 2015 increased 6% and 2% over the prior year periods, respectively. Sales in the second quarter of fiscal 2015 was favorably impacted from the calendar shift (estimated to be $70 million). The calendar shift negatively impacted sales in the six month period of fiscal 2015 (estimated to be $20 million). Sales were also negatively impacted by foreign currency translation of approximately $26 million (approximately -1%) for the second quarter of fiscal 2015 and approximately $46 million (approximately -1%) for the six month period of fiscal 2015.
The Business & Industry sector had a low-single digit and a mid-single digit sales decline for the three and six month periods of fiscal 2015, respectively, primarily due to the impact of lost business and a decline in our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients.
The Education sector had a double digit sales increase for the second quarter of fiscal 2015 and a mid-single digit sales increase for the six month period of fiscal 2015 primarily due to growth in base and net new business in our Higher Education and K-12 businesses.
The Healthcare sector had a low-single digit sales increase for both the three and six month periods of fiscal 2015 primarily due to growth in our new and base hospitality business, which more than offset the impact of lost business within our healthcare technologies business.
The Sports, Leisure and Corrections sector had a low-single digit sales increase for both the three and six month periods of fiscal 2015 primarily due to new business growth within our corrections business and base business growth in the stadiums and arenas we serve which more than offset the impact of lost business in the stadiums and arenas business.
Cost of services provided was $2.2 billion and $4.5 billion for the three and six month periods of fiscal 2015, respectively, compared to $2.2 billion and $4.5 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 90% in the three and six month periods of fiscal 2015 and in the three and six month periods of fiscal 2014.
Operating income for the second quarter and six month period of fiscal 2015 increased 2% and 1%, respectively, as compared to the prior year periods. Operating income was impacted in both periods by:

•	profit growth in our Education sector; and

•	a decrease in acquisition-related amortization expense (approximately $1.1 million and $3.9 million, respectively); partially offset by

•	a higher reduction in severance reserves in the prior year periods (approximately $7.7 million) as a result of refinements to our plan and higher levels of actual attrition for the impacted workforce;

•	profit decline in our Business & Industry sector; and

•	the negative impact of foreign currency translation (approximately -2% in both periods).
In addition, the second quarter of fiscal 2015 had profit growth from the increased number of service days due to the calendar shift (estimated to be $5 million). The calendar shift for the six month period of fiscal 2015 had a negative impact on operating income (estimated to be $5 million). The six month period of fiscal 2015 as compared to the prior year period was impacted by an increase in favorable risk insurance adjustments (approximately $2.6 million) due to favorable claims experience and the loss in fiscal 2014 on the sale of the Chalet (approximately $6.7 million).
FSS International Segment
Sales in the FSS International segment for the three and six month periods of fiscal 2015 decreased 8% and 6% compared to the prior year period, respectively. The decrease for the three and six month periods fiscal 2015 was primarily driven by the negative impact of foreign currency translation (approximately -14% and -11%, respectively) which more than offset sales growth in the U.K., Germany, South America and China.

Cost of services provided for the three and six month periods of fiscal 2015 was $0.7 billion and $1.4 billion as compared to $0.7 billion and $1.5 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 95% and 94% for the three and six month periods of fiscal 2015, respectively, as compared to 96% and 95% in the prior year periods, respectively.
Operating income for the three and six month periods of fiscal 2015 was $20.3 million and $51.0 million compared to $13.6 million and $41.2 million in the prior year periods, respectively. This increase is primarily attributable to profit growth in the U.K., Ireland and China, a reduction in severance related expenses compared to the prior year periods and the benefit from productivity initiatives across the segment. During the second quarter of fiscal 2015, we completed the sale of our India subsidiary which resulted in a loss of approximately $4.3 million. Operating income for the three and six month periods of fiscal 2015 was negatively impacted by foreign currency translation (approximately -40% and -19%, respectively).
Uniform Segment
Uniform segment sales increased 4% for both the three and six month periods of fiscal 2015 compared to the prior year periods, resulting primarily from growth in base and new business within our uniform rental business.
Cost of services provided for the three month periods of fiscal 2015 and fiscal 2014 was $0.3 billion and $0.6 billion for the six month periods of fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 80% for the three month periods of fiscal 2015 and fiscal 2014 and 78% for the six month periods of fiscal 2015 and fiscal 2014.
Operating income for the three and six month periods of fiscal 2015 was $41.6 million and $96.2 million compared to $36.5 million and $76.8 million in the prior year periods, respectively. The increase is principally due to growth in the uniform rental business, the decrease in acquisition-related amortization expense compared to the prior year periods and the benefit from cost control initiatives.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $34.7 million in the second quarter of fiscal 2015 compared to $54.3 million for the prior year period. For the six months ended April 3, 2015, corporate expenses were $80.4 million compared to $127.6 million for the prior year period. The decrease for the second quarter of fiscal 2015 is primarily due to charges recorded in the second quarter of fiscal 2014 for share-based compensation expense related to a modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $14.0 million) and branding (approximately $8.1 million) and the gain in the current quarter from the change in fair value on our gasoline and diesel agreements (approximately $0.8 million). The decrease was partially offset by current period charges related to consulting costs (approximately $1.2 million) and share-based compensation expense mainly from restricted stock unit and performance stock unit awards (approximately $2.1 million).
The decrease for the six months ended April 3, 2015 is primarily due to charges recorded in the six month period of fiscal 2014 for share-based compensation expense related to a modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $50.9 million), cash bonuses and other expenses from the completion of the IPO (approximately $5.0 million) and branding (approximately $13.2 million). These prior year charges more than offset the current year charges related to consulting costs (approximately $4.1 million), the change in fair value on our gasoline and diesel agreements ($2.7 million) and the increase in share-based compensation expense mainly from restricted stock unit and performance stock unit awards (approximately $9.4 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of April 3, 2015, we had $134.8 million of cash and cash equivalents and approximately $555.6 million of availability under our senior secured revolving credit facility. As of April 3, 2015, there was approximately $484.7 million of outstanding foreign currency borrowings.
We believe our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, we have positioned our service portfolio so that today a significant portion of the operating income in our FSS North America segment comes from sectors and businesses which we believe to be economically less sensitive, such as Education, Healthcare and Corrections. In addition, we have worked to further diversify our international business by geography and sector. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.

The table below summarizes our cash activity (in millions):

	Six Months Ended
	April 3, 2015	March 28, 2014
Net cash provided by (used in) operating activities	$78.7	$(127.4)
Net cash used in investing activities	(220.0)	(141.3)
Net cash provided by financing activities	164.3	296.9
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
During the first half of fiscal 2015, the increase in the total of net income and noncash charges results mainly from the higher operating results as discussed above. The change in operating assets and liabilities compared to the prior year period relates primarily to changes in the following:

•	Accounts Receivable source of cash due to timing of collections (approximately $150.1 million), mainly from a non-recurring facility project in the Business & Industry sector;

•
Accrued Expenses source of cash due to the timing of interest payments (approximately $30.6 million), the impact of prior year medical insurance payments due to switching from being self-insured to fully-insured (approximately $28.1 million) and seasonality of certain of our businesses, primarily in the Education and Sports, Leisure and Corrections sectors (approximately $7.5 million); and

•
Accounts Payable use of cash due to the increase in employee payroll tax withholding payments mainly from exercises of share-based awards (approximately $30.3 million), the seasonality of certain of our businesses, primarily in the Education sector (approximately $24.6 million), and the timing of disbursements (approximately $9.8 million).

During the first half of fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience and $18.7 million of cash distributions from AIM Services Co., Ltd.
Cash Flows Used in Investing Activities
During the six month period of fiscal 2015, the increase in purchases of property and equipment and client contract investments mainly relates to an increase in client contract investments resulting from new business wins and contract extensions mainly in the Education and Sports, Leisure and Corrections sectors.
During the six month period of fiscal 2014, we received proceeds of $24.0 million related to the sale of the Chalet in our Sports, Leisure and Corrections sector.
Cash Flows Provided by Financing Activities
During the six month period of fiscal 2015, we borrowed approximately $157.8 million from our senior secured revolving credit facilities, received proceeds of approximately $16.7 million related to stock option exercises and paid dividends of approximately $40.7 million. The "Other financing activities" caption reflects mainly the excess tax benefit recorded on exercises of stock options.
During the six month period of fiscal 2014, we paid a dividend of approximately $17.3 million to its stockholders.
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (“2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amended and restated the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provided for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021 and $1,400.0 million of which have a maturity date of September 7, 2019. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance Aramark Services, Inc. existing term loans due 2016 and 2019 (with the exception of approximately$75.0 million in term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary, which remain outstanding).
During the second quarter of fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized. We also recorded charges to "Interest and Other Financing Costs, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 28, 2014 consisting of $13.1 million of third party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.

The 2014 Amendment Agreement also provided for the extension, from January 26, 2017 to February 24, 2019, of the maturity of $565.0 million in revolving lender commitments under the Credit Agreement. The 2014 Amendment Agreement also increased the revolving lender commitments by $165.0 million. During the second quarter of fiscal 2014, approximately $4.8 million of third-party costs directly attributable to the revolving credit facility of the 2014 Amendment Agreement were capitalized.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indenture governing our Senior Notes contains similar provisions. As of April 3, 2015, we were in compliance with these covenants.
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

	Three Months Ended				Twelve Months Ended
(in millions)	April 3, 2015	January 2, 2015	October 3, 2014	June 27, 2014	April 3, 2015
Net income attributable to Aramark Services, Inc. stockholder	$59.8	$85.5	$44.4	$46.9	$236.6
Interest and other financing costs, net	71.2	71.9	78.3	71.2	292.6
Provision for income taxes	23.5	44.4	22.4	23.2	113.5
Depreciation and amortization	125.1	125.3	134.6	124.9	509.9
Covenant EBITDA	279.6	327.1	279.7	266.2	1,152.6
Share-based compensation expense(1)	15.7	15.8	13.3	10.0	54.8
Unusual or non-recurring (gains)/losses(2)	—	—	(2.0)	—	(2.0)
Pro forma EBITDA for equity method investees(3)	4.3	4.3	3.1	5.2	16.9
Other(4)	(3.5)	4.7	24.6	0.1	25.9
Covenant Adjusted EBITDA	$296.1	$351.9	$318.7	$281.5	$1,248.2

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).

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

(4)	Other includes certain other miscellaneous items (primarily severance related expenses).
Our covenant requirements and actual ratios for the twelve months ended April 3, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.50	3.55
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.24

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

The Company and its subsidiaries, affiliates or significant stockholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. We used the net proceeds from our IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility.
We have an agreement (the "Receivables Facility") with two financial institutions whereby we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million, which expires in May 2017. In addition, the Receivables Facility now includes a seasonal tranche which will increase the capacity by $25 million from November to March. As of April 3, 2015, approximately $350.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 3, 2015 has not materially changed from October 3, 2014 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 3, 2014 filed with the SEC on December 3, 2014). See Note 6 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of April 3, 2015.

Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas, including transferring certain controls over financial reporting to a shared service center in Nashville, Tennessee.

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
Item 5.    Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended April 3, 2015. In addition, we sought confirmation from our Sponsors with respect to companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
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
The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by Aramark or by WP and does not involve our or WP’s management. Neither Aramark nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither Aramark nor WP has independently verified or participated in the preparation of the disclosure. Neither Aramark nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

Aramark understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.”
“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during quarter one of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

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

10.1	Offer Letter dated March 12, 2015, between Aramark and Stephen P. Bramlage, Jr.
10.2	Agreement Relating to Employment and Post-Employment Competition dated March 12, 2015 between Aramark and Stephen P. Bramlage, Jr.
10.3	Indemnification Agreement dated April 6, 2015, between Stephen P. Bramlage, Jr. and Aramark.
10.4	Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended April 3, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of April 3, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended April 3, 2015 and March 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 3, 2015 and March 28, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2015 and March 28, 2014; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended April 3, 2015 and March 28, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2015.

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

10.1	Offer Letter dated March xx, 2015, between Aramark and Stephen P. Bramlage, Jr.
10.2	Agreement Relating to Employment and Post-Employment Competition dated March xx, 2015 between Aramark and Stephen P. Bramlage, Jr.
10.3	Indemnification Agreement dated March xx, 2015, between Stephen P. Bramlage, Jr. and Aramark.
10.4	Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended April 3, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of April 3, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended April 3, 2015 and March 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 3, 2015 and March 28, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2015 and March 28, 2014; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended April 3, 2015 and March 28, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.