Form 10-Q
period 2015-07-03
Aramark
filed 2015-08-12
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended July 3, 2015 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, the number of shares of the registrant's common stock outstanding is 239,425,510.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	July 3, 2015	October 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$117,836	$111,690
Receivables (less allowances: 2015 - $39,642; 2014 - $37,381)	1,465,896	1,582,431
Inventories	550,922	553,815
Prepayments and other current assets	252,942	217,040
Total current assets	2,387,596	2,464,976
Property and Equipment, net	958,478	997,331
Goodwill	4,563,345	4,589,680
Other Intangible Assets	1,145,604	1,252,741
Other Assets	1,158,342	1,150,965
	$10,213,365	$10,455,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$86,000	$89,805
Accounts payable	689,260	986,240
Accrued expenses and other current liabilities	1,051,388	1,302,828
Total current liabilities	1,826,648	2,378,873
Long-Term Borrowings	5,531,964	5,355,789
Deferred Income Taxes and Other Noncurrent Liabilities	978,443	993,118
Redeemable Noncontrolling Interest	9,969	9,877
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2015—264,035,284 shares and 2014—256,086,839 shares; and outstanding: 2015—239,162,991 shares and 2014—233,910,487 shares)	2,640	2,561
Capital surplus	2,734,242	2,575,011
Accumulated deficit	(264,844)	(382,463)
Accumulated other comprehensive loss	(153,999)	(106,298)
Treasury stock (shares held in treasury: 2015—24,872,293 shares and 2014—22,176,352 shares)	(451,698)	(370,775)
Total stockholders' equity	1,866,341	1,718,036
	$10,213,365	$10,455,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 3, 2015	June 27, 2014
Sales	$3,486,203	$3,620,057
Costs and Expenses:
Cost of services provided	3,164,700	3,275,409
Depreciation and amortization	125,332	124,917
Selling and general corporate expenses	79,293	78,448
	3,369,325	3,478,774
Operating income	116,878	141,283
Interest and Other Financing Costs, net	71,225	71,186
Income Before Income Taxes	45,653	70,097
Provision for Income Taxes	11,615	23,181
Net income	34,038	46,916
Less: Net income attributable to noncontrolling interest	277	43
Net income attributable to Aramark stockholders	$33,761	$46,873

Earnings per share attributable to Aramark stockholders:
Basic	$0.14	$0.20
Diluted	$0.14	$0.19
Weighted Average Shares Outstanding:
Basic	238,718	231,854
Diluted	247,224	243,739

	Nine Months Ended
	July 3, 2015	June 27, 2014
Sales	$10,783,183	$10,885,145
Costs and Expenses:
Cost of services provided	9,691,195	9,790,036
Depreciation and amortization	375,757	387,058
Selling and general corporate expenses	242,597	288,739
	10,309,549	10,465,833
Operating income	473,634	419,312
Interest and Other Financing Costs, net	214,354	256,613
Income Before Income Taxes	259,280	162,699
Provision for Income Taxes	79,517	57,750
Net income	179,763	104,949
Less: Net income attributable to noncontrolling interest	682	398
Net income attributable to Aramark stockholders	$179,081	$104,551

Earnings per share attributable to Aramark stockholders:
Basic	$0.76	$0.47
Diluted	$0.73	$0.45
Weighted Average Shares Outstanding:
Basic	236,933	223,143
Diluted	246,035	234,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	July 3, 2015	June 27, 2014
Net income	$34,038	$46,916
Other comprehensive income (loss), net of tax:
Pension plan adjustments	2,696	(567)
Foreign currency translation adjustments	1,731	248
Fair value of cash flow hedges	4,260	(9,947)
Other comprehensive income (loss), net of tax	8,687	(10,266)
Comprehensive income	42,725	36,650
Less: Net income attributable to noncontrolling interest	277	43
Comprehensive income attributable to Aramark stockholders	$42,448	$36,607

	Nine Months Ended
	July 3, 2015	June 27, 2014
Net income	179,763	$104,949
Other comprehensive income (loss), net of tax:
Pension plan adjustments	2,696	(875)
Foreign currency translation adjustments	(36,101)	(718)
Fair value of cash flow hedges	(14,296)	(8,288)
Other comprehensive income (loss), net of tax	(47,701)	(9,881)
Comprehensive income	132,062	95,068
Less: Net income attributable to noncontrolling interest	682	398
Comprehensive income attributable to Aramark stockholders	$131,380	$94,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$179,763	$104,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	375,757	387,058
Income taxes deferred	11,032	(46,190)
Share-based compensation expense	51,984	83,017
Changes in operating assets and liabilities	(479,492)	(562,432)
Other operating activities	18,540	16,158
Net cash provided by (used in) operating activities	157,584	(17,440)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(354,129)	(326,317)
Disposals of property and equipment	7,658	15,807
Proceeds from divestitures	—	24,000
Acquisition of certain businesses, net of cash acquired	(3,349)	(20,335)
Other investing activities	2,973	8,574
Net cash used in investing activities	(346,847)	(298,271)
Cash flows from financing activities:
Proceeds from long-term borrowings	234,856	1,725,047
Payments of long-term borrowings	(39,853)	(1,919,980)
Net change in funding under the Receivables Facility	(7,870)	50,000
Payments of dividends	(61,236)	(34,696)
Proceeds from initial public offering, net	—	524,081
Proceeds from issuance of common stock	24,109	3,701
Other financing activities	45,403	(21,021)
Net cash provided by financing activities	195,409	327,132
Increase in cash and cash equivalents	6,146	11,421
Cash and cash equivalents, beginning of period	111,690	110,998
Cash and cash equivalents, end of period	$117,836	$122,419

	Nine Months Ended
(dollars in millions)	July 3, 2015	June 27, 2014
Interest paid	$186.8	$223.5
Income taxes paid	41.8	61.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	179,081			179,081
Other comprehensive income (loss)	(47,701)				(47,701)
Capital contributions from issuance of common stock	57,297	79	57,218
Compensation expense related to stock incentive plans	51,984		51,984
Tax benefits related to stock incentive plans	50,029		50,029
Repurchases of common stock	(80,923)					(80,923)
Payments of dividends	(61,462)			(61,462)
Balance, July 3, 2015	$1,866,341	$2,640	$2,734,242	$(264,844)	$(153,999)	$(451,698)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to Aramark stockholders	104,551			104,551
Other comprehensive income (loss)	(9,881)				(9,881)
Capital contributions from issuance of common stock	42,764	60	42,704
Capital contributions from initial public offering	524,081	280	523,801
Compensation expense related to stock incentive plans	83,017		83,017
Tax benefits related to stock incentive plans	27,236		27,236
Change due to termination of provision in Stockholders' Agreement	158,708		158,708
Repurchases of common stock	(79,765)					(79,765)
Payment of dividends	(34,696)			(34,696)
Balance, June 27, 2014	$1,719,722	$2,534	$2,529,129	$(409,378)	$(69,106)	$(333,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
On January 26, 2007, investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively the "Sponsors"), Joseph Neubauer, former Chairman and Chief Executive Officer of Aramark, and certain other members of Aramark's management, acquired all of the outstanding shares of Aramark (the "Company"), a Delaware corporation, in a going-private transaction (the "2007 Transaction").
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
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest. The Company classifies redeemable noncontrolling interest outside of stockholders' equity in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 3, 2015, net income attributable to redeemable noncontrolling interest was $0.3 million and $0.7 million, respectively. Distributions to redeemable noncontrolling interest were $0.6 million for the nine months ended July 3, 2015. For the three and nine months ended June 27, 2014, net income attributable to redeemable noncontrolling interest was $0.1 million and $0.4 million, respectively. Distributions to redeemable noncontrolling interest were $0.6 million for the nine months ended June 27, 2014.
New Accounting Standard Updates
In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In April 2015, the FASB issued an ASU on debt issuance costs which requires presentation on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, and will no longer be recorded as a separate asset. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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
In May 2014, the FASB issued an ASU on revenue from contracts with customers which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. On July 8, 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of the pronouncement.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	July 3, 2015			June 27, 2014
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$34,038			$46,916
Pension plan adjustments	4,148	(1,452)	2,696	(872)	305	(567)
Foreign currency translation adjustments	(1,882)	3,613	1,731	(1,135)	1,383	248
Fair value of cash flow hedges	7,211	(2,951)	4,260	(16,398)	6,451	(9,947)
Other comprehensive income (loss)	9,477	(790)	8,687	(18,405)	8,139	(10,266)
Comprehensive income			42,725			36,650
Less: Net income attributable to noncontrolling interest			277			43
Comprehensive income attributable to Aramark stockholders			$42,448			$36,607

	Nine Months Ended
	July 3, 2015			June 27, 2014
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$179,763			$104,949
Pension plan adjustments	4,148	(1,452)	2,696	(1,346)	471	(875)
Foreign currency translation adjustments	(41,359)	5,258	(36,101)	(6,128)	5,410	(718)
Fair value of cash flow hedges	(23,572)	9,276	(14,296)	(13,396)	5,108	(8,288)
Other comprehensive income (loss)	(60,783)	13,082	(47,701)	(20,870)	10,989	(9,881)
Comprehensive income			132,062			95,068
Less: Net income attributable to noncontrolling interest			682			398
Comprehensive income attributable to Aramark stockholders			$131,380			$94,670
Accumulated other comprehensive loss consists of the following (in thousands):

	July 3, 2015	October 3, 2014
Pension plan adjustments	$(44,119)	$(44,119)
Foreign currency translation adjustments	(64,095)	(27,994)
Cash flow hedges	(40,486)	(26,190)
Share of equity investee's accumulated other comprehensive loss	(5,299)	(7,995)
	$(153,999)	$(106,298)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property, Plant and Equipment
During the third quarter of fiscal 2015, the Company recorded an impairment charge of approximately $8.7 million, which is included in "Cost of services provided" in the Condensed Consolidated Statement of Income, to write down the book value of one of its buildings within the Food and Support Services North America ("FSS North America") segment to its fair value. The Company is in the process of preparing this building for sale.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $738.7 million and $670.6 million as of July 3, 2015 and October 3, 2014, respectively.
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $148.4 million and $180.3 million at July 3, 2015 and October 3, 2014, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	July 3, 2015	June 27, 2014
Sales	$340,527	$390,862
Gross profit	38,683	45,171
Net income	5,785	6,239

	Nine Months Ended
	July 3, 2015	June 27, 2014
Sales	$1,029,733	$1,156,205
Gross profit	113,304	130,735
Net income	17,058	19,572
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 Transaction, was $2.2 million and $6.9 million for the three and nine months ended July 3, 2015, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income. The Company's equity in undistributed earnings of AIM Services Co., Ltd., net of amortization related to purchase accounting for the 2007 Transaction, was $2.5 million and 7.9 million for the three and nine months ended June 27, 2014, respectively. During the nine months ended July 3, 2015, the Company received $18.7 million of cash distributions from AIM Services Co., Ltd.
NOTE 2. DIVESTITURES:
Fiscal 2015
Aramark India Private Limited Divestiture
During the second quarter of fiscal 2015, the Company completed the sale of Aramark India Private Limited ("India") resulting in a pretax loss of approximately $4.3 million (after tax gain of approximately $1.8 million due to the tax basis exceeding the book basis of the subsidiary), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the nine months ended July 3, 2015. The Company did not receive any proceeds from the sale of its India subsidiary. The results of operations and cash flows associated with the India subsidiary divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.

Fiscal 2014
McKinley Chalet Hotel Divestiture
During the first quarter of fiscal 2014, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located adjacent to Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the nine months ended June 27, 2014. The pretax loss included a write-off of an allocation of goodwill of approximately $12.8 million. The fiscal 2014 results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.
NOTE 3. SEVERANCE:
The Company previously initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. During fiscal 2015 and fiscal 2014, as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded charges or reductions to severance expense relative to these actions. For the three and nine months ended July 3, 2015, the Company recorded net severance charges of $3.8 million and $0.9 million, respectively. The Company recorded a net reduction to severance expense of approximately ($1.3) million for the three months ended June 27, 2014 and a net severance charge of approximately $0.5 million for the nine months ended June 27, 2014.
As of July 3, 2015 and October 3, 2014, the Company had an accrual of approximately $13.9 million and $40.7 million, respectively, related to the unpaid obligations for these costs.
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
Changes in total goodwill during the nine months ended July 3, 2015 follow (in thousands):

Segment	October 3, 2014	Translation	July 3, 2015
FSS North America	$3,583,656	$(212)	$3,583,444
FSS International	431,245	(26,123)	405,122
Uniform	574,779	—	574,779
	$4,589,680	$(26,335)	$4,563,345
Other intangible assets consist of the following (in thousands):

	July 3, 2015			October 3, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,864,359	$(1,466,806)	$397,553	$1,885,222	$(1,386,248)	$498,974
Trade names	749,684	(1,633)	748,051	755,400	(1,633)	753,767
	$2,614,043	$(1,468,439)	$1,145,604	$2,640,622	$(1,387,881)	$1,252,741
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
Amortization of intangible assets for the nine months ended July 3, 2015 and June 27, 2014 was approximately $100.7 million and $120.7 million, respectively.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Cash Flow Hedges
The Company has $2.9 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. As a result of the amendment to the Company's senior secured credit agreement during fiscal 2014 ("2014 Amendment Agreement"), the Company de-designated the interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the 2014 Amendment Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the mark-to-market values of the Company's cash flow hedges included in Accumulated Other Comprehensive Loss, which was approximately $22.8 million of unrealized net of tax losses, were frozen as of the de-designation date and will be reclassified into earnings as the underlying hedged transactions affect earnings. In February 2014, the Company amended the interest rate swap agreements to match the terms of the new term loans under the 2014 Amendment Agreement to meet the criteria to be designated as cash flow hedging instruments.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 3, 2015 and October 3, 2014, approximately ($33.5) million and ($19.7) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended July 3, 2015 and June 27, 2014 was not material.
The Company has $74.3 million of outstanding amortizing cross currency swaps to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary's variable rate debt denominated in U.S. dollars. As of July 3, 2015 and October 3, 2014, unrealized net of tax losses of approximately ($7.0) million and ($6.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. There was no hedge ineffectiveness for this cash flow hedging instrument during the nine month periods of both fiscal 2015 and fiscal 2014.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	July 3, 2015	June 27, 2014
Interest rate swap agreements	$7,029	$(9,567)
Cross currency swap agreements	(536)	(380)
	$6,493	$(9,947)

	Nine Months Ended
	July 3, 2015	June 27, 2014
Interest rate swap agreements	$(10,036)	$(5,641)
Cross currency swap agreements	8,992	(2,647)
	$(1,044)	$(8,288)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the nine month period of fiscal 2015, the Company entered into contracts for approximately 12.4 million gallons. As of July 3, 2015, the Company has contracts for approximately 13.1 million gallons outstanding for fiscal 2015 and fiscal 2016. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these contracts was a gain of approximately $2.9 million and $0.2 million for the three and nine months ended July 3, 2015, respectively. The impact on earnings related to the change in fair value of these contracts for the three and nine months ended June 27, 2014 was a gain of approximately $0.5 million and $0.6 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of July 3, 2015, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €17.0 million, £7.0 million and CAD26.8 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 3, 2015	October 3, 2014
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Other Assets	$2,315	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	260	379
		$2,575	$379
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts Payable	$8,324	$—
Interest rate swap agreements	Other Noncurrent Liabilities	35,280	27,015
Cross currency swap agreements	Other Noncurrent Liabilities	—	7,467
		43,604	34,482

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	1,603	1,783
		$45,207	$36,265
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	July 3, 2015	June 27, 2014
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$7,838	$6,933
Cross currency swap agreements	Interest Expense	(441)	2,971
		7,397	9,904
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$(1,175)	$(533)
Foreign currency forward exchange contracts	Interest Expense	184	1,122
		(991)	589
		$6,406	$10,493

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Nine Months Ended
	Account	July 3, 2015	June 27, 2014
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$23,458	$23,116
Cross currency swap agreements	Interest Expense	(7,998)	(1,853)
		15,460	21,263
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(5,111)
Gasoline and diesel fuel agreements	Cost of services provided	4,224	(669)
Foreign currency forward exchange contracts	Interest Expense	(4,373)	5,407
		(149)	(373)
		$15,311	$20,890
At July 3, 2015, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.2 million.
NOTE 6. CAPITAL STOCK:
On December 17, 2013, the Company completed an IPO of 28.0 million shares of its common stock at a price of $20.00 per share raising approximately $524.1 million, net of costs directly related to the IPO. GS Capital Partners and J.P. Morgan Partners each received approximately $6.5 million of underwriters' discounts relating to the shares sold by the Company which were included in the costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility of approximately $154.1 million and principal on the senior secured term loan facility of $370.0 million. In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO which were included in the Condensed Consolidated Statements of Income for the nine months ended June 27, 2014.
During the nine months ended July 3, 2015 and June 27, 2014, the Company paid dividends of approximately $61.2 million and $34.7 million to its stockholders, respectively. On August 4, 2015, the Company's Board declared a $0.08625 dividend per share of common stock, payable on September 8, 2015, to shareholders of record on the close of business on August 18, 2015.
NOTE 7. SHARE-BASED COMPENSATION:
Share-based compensation expense charged to expense for the three and nine months ended July 3, 2015 was approximately $20.5 million, before taxes of approximately $8.0 million and approximately $52.0 million, before taxes of approximately $20.3 million, respectively. Share-based compensation expense charged to expense for the three and nine months ended June 27, 2014 was approximately $10.0 million, before taxes of approximately $3.9 million and approximately $83.0 million, before taxes of approximately $32.4 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.
Stock Options
Time-Based Options
The Company granted 2.8 million time-based options with a weighted-average grant-date fair value of $8.31 per option during the nine months ended July 3, 2015. The Company recorded compensation expense during the three and nine months ended July 3, 2015 for time-based options of approximately $4.2 million and $12.3 million, respectively. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for time-based options was approximately $2.9 million and $9.7 million, respectively.
Performance-Based Options
During the third quarter of fiscal 2015, all unvested performance-based options granted under the 2007 Management Stock Incentive Plan (the "2007 MSIP") vested due to the Sponsors achieving the required rate of return on their sales of our stock to constitute a return-based event under the original terms of such options related to approximately 0.7 million shares.
On November 11, 2013, the Compensation Committee approved an amendment to all outstanding 2007 MSIP Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provided that in the event of an initial public

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
During the three and nine months ended July 3, 2015, approximately $6.2 million and $10.8 million was charged to expense for performance-based options, respectively. During the three and nine months ended June 27, 2014, approximately $1.6 million and $57.0 million was charged to expense for performance-based options, respectively. The nine months ended June 27, 2014 included approximately $50.9 million related to the Missed Year Options that were modified.
Installment Stock Purchase Opportunities ("ISPO")
The Company recorded approximately $0.4 million and $1.3 million of compensation expense related to ISPOs and the exchanged restricted stock and non-qualified stock options during the three and nine months ended July 3, 2015, respectively. The Company recorded approximately $0.4 million and $1.6 million of compensation expense related to ISPOs during the three and nine months ended June 27, 2014, respectively.
Time-Based Restricted Stock Units ("RSUs")
The Company granted 0.5 million RSUs during the nine months ended July 3, 2015 at a weighted-average grant-date fair value of $29.42 per RSU. The compensation cost charged to expense during the three and nine months ended July 3, 2015 for RSUs was approximately $5.0 million and $14.3 million, respectively. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for RSUs was approximately $3.6 million and $9.9 million, respectively.
Performance Stock Units ("PSUs")
The Company granted 0.8 million PSUs during the nine months ended July 3, 2015 at a weighted-average grant-date fair value of $28.76 per PSU with performance conditions based upon the achievement of a level of adjusted earnings per share. The Company recorded compensation expense during the three and nine months months ended July 3, 2015 for PSUs of approximately $4.4 million and $13.0 million, respectively. For the three and nine months months ended June 27, 2014, the compensation cost charged to expense for PSUs was approximately $1.5 million and $3.3 million, respectively.
Deferred Stock Units ("DSUs")
The Company granted 35,163 deferred stock units during the nine months ended July 3, 2015. The compensation cost charged to expense during the three and nine months ended July 3, 2015 for DSUs was approximately $0.3 million and $0.3 million, respectively. The compensation cost charged to expense during the three and nine months ended June 27, 2014 for deferred stock units was approximately $0 million and $1.5 million, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Earnings:
Net income attributable to Aramark stockholders	$33,761	$46,873	$179,081	$104,551
Shares:
Basic weighted-average shares outstanding	238,718	231,854	236,933	223,143
Effect of dilutive securities	8,506	11,885	9,102	11,679
Diluted weighted-average shares outstanding	247,224	243,739	246,035	234,822

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.14	$0.20	$0.76	$0.47

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.14	$0.19	$0.73	$0.45
Share-based awards to purchase 2.9 million and 1.6 million shares were outstanding for the three months ended July 3, 2015 and June 27, 2014, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.8 million shares and 2.2 million shares of performance-based options and PSUs were outstanding for the three month periods of July 3, 2015 and June 27, 2014, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 2.4 million shares and 1.3 million shares were outstanding for the nine month periods of July 3, 2015 and June 27, 2014, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. In addition, PSUs related to 0.8 million shares and 3.4 million shares of performance-based options and PSUs were outstanding during the nine month periods of July 3, 2015 and June 27, 2014, respectively, but were not included in the computation of diluted earnings per share, as the performance targets were not yet met.
NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with two financial institutions, which expires May 2017, whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $350.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility by $25.0 million from November to March. At July 3, 2015 and October 3, 2014, the amount of outstanding borrowings under the Receivables Facility was $342.1 million and $350.0 million, respectively and is included in “Long-Term Borrowings."
NOTE 10. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $127.7 million at July 3, 2015 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 3, 2015.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform and Career Apparel ("Uniform"). Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 7). Financial information by segment follows (in millions):

	Sales
	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
FSS North America	$2,382.6	$2,468.9	$7,466.1	$7,449.8
FSS International	722.0	784.1	2,180.4	2,340.1
Uniform	381.6	367.1	1,136.7	1,095.2
	$3,486.2	$3,620.1	$10,783.2	$10,885.1

	Operating Income
	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
FSS North America	$73.6	$94.9	$363.5	$382.5
FSS International	32.3	37.3	83.4	78.6
Uniform	49.6	46.9	145.7	123.7
	155.5	179.1	592.6	584.8
Corporate	(38.6)	(37.8)	(119.0)	(165.5)
Operating Income	116.9	141.3	473.6	419.3
Interest and Other Financing Costs, net	(71.2)	(71.2)	(214.3)	(256.6)
Income Before Income Taxes	$45.7	$70.1	$259.3	$162.7

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at July 3, 2015 and October 3, 2014 was $5,672.2 million and $5,441.5 million, respectively. The carrying value of the Company’s debt at July 3, 2015 and October 3, 2014 was $5,618.0 million and $5,445.6 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
July 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$25.7	$39.4	$52.7	$—	$117.8
Receivables	—	3.3	367.8	1,094.8	—	1,465.9
Inventories, at lower of cost or market	—	15.6	462.6	72.7	—	550.9
Prepayments and other current assets	—	89.5	73.9	89.5	—	252.9
Total current assets	—	134.1	943.7	1,309.7	—	2,387.5
Property and Equipment, net	—	29.4	770.1	159.0	—	958.5
Goodwill	—	173.1	3,982.7	407.5	—	4,563.3
Investment in and Advances to Subsidiaries	1,866.4	5,813.2	435.2	22.9	(8,137.7)	—
Other Intangible Assets	—	29.7	1,015.1	100.9	—	1,145.7
Other Assets	—	69.3	860.2	230.8	(1.9)	1,158.4
	$1,866.4	$6,248.8	$8,007.0	$2,230.8	$(8,139.6)	$10,213.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21.9	$13.4	$50.7	$—	$86.0
Accounts payable	—	129.5	300.0	259.8	—	689.3
Accrued expenses and other liabilities	0.1	144.8	639.6	266.8	0.1	1,051.4
Total current liabilities	0.1	296.2	953.0	577.3	0.1	1,826.7
Long-term Borrowings	—	4,683.6	46.3	802.1	—	5,532.0
Deferred Income Taxes and Other Noncurrent Liabilities	—	384.3	530.3	63.9	—	978.5
Intercompany Payable	—	—	5,401.0	998.8	(6,399.8)	—
Redeemable Noncontrolling Interest	—	—	9.9	—	—	9.9
Total Stockholders' Equity	1,866.3	884.7	1,066.5	(211.3)	(1,739.9)	1,866.3
	$1,866.4	$6,248.8	$8,007.0	$2,230.8	$(8,139.6)	$10,213.4

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended July 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$258.2	$2,274.5	$953.5	$—	$3,486.2
Costs and Expenses:
Cost of services provided	—	236.5	2,042.5	885.7	—	3,164.7
Depreciation and amortization	—	2.6	104.0	18.7	—	125.3
Selling and general corporate expenses	0.4	40.4	34.2	4.3	—	79.3
Interest and other financing costs, net	—	62.8	(0.7)	9.1	—	71.2
Expense allocations	(0.4)	(87.2)	76.6	11.0	—	—
	—	255.1	2,256.6	928.8	—	3,440.5
Income before Income Taxes	—	3.1	17.9	24.7	—	45.7
Provision for Income Taxes	—	1.0	2.2	8.4	—	11.6
Equity in Net Income of Subsidiaries	33.8	—	—	—	(33.8)	—
Net income	33.8	2.1	15.7	16.3	(33.8)	34.1
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Aramark stockholders	33.8	2.1	15.4	16.3	(33.8)	33.8
Other comprehensive income (loss), net of tax	8.7	10.7	2.1	(2.7)	(10.1)	8.7
Comprehensive income attributable to Aramark stockholders	$42.5	$12.8	$17.5	$13.6	$(43.9)	$42.5

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended July 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$759.8	$7,096.2	$2,927.2	$—	$10,783.2
Costs and Expenses:
Cost of services provided	—	670.1	6,305.9	2,715.2	—	9,691.2
Depreciation and amortization	—	8.1	309.2	58.4	—	375.7
Selling and general corporate expenses	1.8	125.6	102.6	12.6	—	242.6
Interest and other financing costs	—	190.7	(1.6)	25.3	—	214.4
Expense allocations	(1.8)	(250.0)	218.8	33.0	—	—
	—	744.5	6,934.9	2,844.5	—	10,523.9
Income before Income Taxes	—	15.3	161.3	82.7	—	259.3
Provision for Income Taxes	—	5.3	45.6	28.6	—	79.5
Equity in Net Income of Subsidiaries	179.1	—	—	—	(179.1)	—
Net income	179.1	10.0	115.7	54.1	(179.1)	179.8
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Aramark stockholders	179.1	10.0	115.0	54.1	(179.1)	179.1
Other comprehensive loss, net of tax	(47.7)	(4.4)	(1.3)	(72.4)	78.1	(47.7)
Comprehensive income (loss) attributable to Aramark stockholders	$131.4	$5.6	$113.7	$(18.3)	$(101.0)	$131.4

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$265.3	$2,302.0	$1,052.8	$—	$3,620.1
Costs and Expenses:
Cost of services provided	—	235.4	2,070.3	969.7	—	3,275.4
Depreciation and amortization	—	2.6	98.5	23.8	—	124.9
Selling and general corporate expenses	1.1	38.8	33.9	4.7	—	78.5
Interest and other financing costs	—	62.7	(0.1)	8.6	—	71.2
Expense allocations	—	(79.5)	67.6	11.9	—	—
	1.1	260.0	2,270.2	1,018.7	—	3,550.0
Income (Loss) before Income Taxes	(1.1)	5.3	31.8	34.1	—	70.1
Provision (Benefit) for Income Taxes	(0.4)	1.9	14.3	7.4	—	23.2
Equity in Net Income of Subsidiaries	47.6	—	—	—	(47.6)	—
Net income	46.9	3.4	17.5	26.7	(47.6)	46.9
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Aramark stockholders	46.9	3.4	17.5	26.7	(47.6)	46.9
Other comprehensive income (loss), net of tax	(10.3)	(8.9)	1.2	1.3	6.4	(10.3)
Comprehensive income (loss) attributable to Aramark stockholders	$36.6	$(5.5)	$18.7	$28.0	$(41.2)	$36.6

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended July 3, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.7)	$(16.2)	$(145.7)	$324.3	$(4.2)	$157.5
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(19.5)	(291.3)	(43.3)	—	(354.1)
Disposals of property and equipment	—	0.4	5.3	2.0	—	7.7
Acquisitions of businesses, net of cash acquired	—	—	(3.4)	—	—	(3.4)
Other investing activities	—	(0.2)	15.9	(12.7)	—	3.0
Net cash used in investing activities	—	(19.3)	(273.5)	(54.0)	—	(346.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	199.0	—	35.9	—	234.9
Payments of long-term borrowings	—	(16.4)	(11.2)	(12.3)	—	(39.9)
Net change in funding under the Receivables Facility	—	—	—	(7.9)	—	(7.9)
Payments of dividends	—	(61.2)	—	—	—	(61.2)
Proceeds from issuance of common stock	—	24.1	—	—	—	24.1
Other financing activities	—	49.1	(3.1)	(0.6)	—	45.4
Change in intercompany, net	0.7	(159.7)	431.3	(276.5)	4.2	—
Net cash provided by (used in) financing activities	0.7	34.9	417.0	(261.4)	4.2	195.4
Increase (decrease) in cash and cash equivalents	—	(0.6)	(2.2)	8.9	—	6.1
Cash and cash equivalents, beginning of period	—	26.3	41.6	43.8	—	111.7
Cash and cash equivalents, end of period	$—	$25.7	$39.4	$52.7	$—	$117.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 27, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4.0)	$91.0	$(123.1)	$23.2	$(4.5)	$(17.4)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(12.5)	(270.3)	(43.5)	—	(326.3)
Disposals of property and equipment	—	8.0	3.0	4.8	—	15.8
Proceeds from divestitures	—	—	24.0	—	—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(12.0)	(8.3)	—	(20.3)
Other investing activities	—	(0.5)	11.0	(2.0)	—	8.5
Net cash used in investing activities	—	(5.0)	(244.3)	(49.0)	—	(298.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,418.7	(0.1)	306.4	—	1,725.0
Payments of long-term borrowings	—	(1,824.6)	(10.7)	(84.7)	—	(1,920.0)
Net change in funding under the Receivables Facility	—	—	—	50.0	—	50.0
Payments of dividends	—	(34.7)	—	—	—	(34.7)
Proceeds from initial public offering, net	524.1	—	—	—	—	524.1
Proceeds from issuance of common stock	—	3.7	—	—	—	3.7
Other financing activities	—	(11.0)	(6.1)	(3.9)	—	(21.0)
Change in intercompany, net	(520.1)	368.5	390.3	(243.2)	4.5	—
Net cash provided by (used in) financing activities	4.0	(79.4)	373.4	24.6	4.5	327.1
Increase (decrease) in cash and cash equivalents	—	6.6	6.0	(1.2)	—	11.4
Cash and cash equivalents, beginning of period	—	23.0	40.5	47.5	—	111.0
Cash and cash equivalents, end of period	$—	$29.6	$46.5	$46.3	$—	$122.4

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended July 3, 2015 and June 27, 2014 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 3, 2014 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 3, 2014.
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
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Our overall exposure to clients within the oil and gas industry, which is experiencing an economic downturn, represents less than 5% of our total annual sales. We currently do not expect this to have a material impact on our financial results. During the first quarter of fiscal 2015, we lost a client in the Sports, Leisure and Corrections sector which represented approximately 1% of our total annual sales. This client's business was concentrated in the third and fourth quarters of our fiscal year. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased use of standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during the nine month period of fiscal 2015 and we estimate we will incur an additional approximately $70 to $75 million during the remainder of fiscal 2015 and throughout fiscal 2016 in accordance with our transformation plan.
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
Foreign Currency Fluctuations
The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the current year period being used in translation for the comparable prior year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of business performance. The U.S. dollar has strengthened considerably over the course of fiscal 2015 which had a negative impact on our reported results. If the strength of the U.S. dollar is sustained for the remainder of the fiscal year, it will continue to negatively impact reported results versus prior year. As almost all of our non-U.S. sales and corresponding costs are incurred in local currency, our currency transaction exposure is limited.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended July 3, 2015 and June 27, 2014 (dollars in millions).

	Three Months Ended		Change
	July 3, 2015	June 27, 2014	$	%
Sales	$3,486.2	$3,620.1	$(133.9)	(4)%
Costs and Expenses:
Cost of services provided	3,164.7	3,275.4	(110.7)	(3)%
Other operating expenses	204.6	203.4	1.2	1%
	3,369.3	3,478.8	(109.5)	(3)%
Operating income	116.9	141.3	(24.4)	(17)%
Interest and Other Financing Costs, net	71.2	71.2	—	—%
Income Before Income Taxes	45.7	70.1	(24.4)	(35)%
Provision for Income Taxes	11.6	23.2	(11.6)	(50)%
Net income	$34.1	$46.9	$(12.8)	(27)%

	Three Months Ended		Change
Sales by Segment(1)	July 3, 2015	June 27, 2014	$	%
FSS North America	$2,382.6	$2,468.9	$(86.3)	(3)%
FSS International	722.0	784.1	(62.1)	(8)%
Uniform	381.6	367.1	14.5	4%
	$3,486.2	$3,620.1	$(133.9)	(4)%

	Three Months Ended		Change
Operating Income by Segment	July 3, 2015	June 27, 2014	$	%
FSS North America	$73.6	$94.9	$(21.3)	(22)%
FSS International	32.3	37.3	(5.0)	(13)%
Uniform	49.6	46.9	2.7	6%
Corporate	(38.6)	(37.8)	(0.8)	2%
	$116.9	$141.3	$(24.4)	(17)%

(1)
As a percentage of total sales, FSS North America represented 68% and 68%, FSS International represented 21% and 22% and Uniform represented 11% and 10% for the three months ended July 3, 2015 and June 27, 2014, respectively.

	Nine Months Ended		Change
	July 3, 2015	June 27, 2014	$	%
Sales	$10,783.2	$10,885.1	$(101.9)	(1)%
Costs and Expenses:
Cost of services provided	9,691.2	9,790.0	(98.8)	(1)%
Other operating expenses	618.4	675.8	(57.4)	(8)%
	10,309.6	10,465.8	(156.2)	(1)%
Operating income	473.6	419.3	54.3	13%
Interest and Other Financing Costs, net	214.3	256.6	(42.3)	(16)%
Income Before Income Taxes	259.3	162.7	96.6	59%
Provision for Income Taxes	79.5	57.8	21.7	38%
Net income	$179.8	$104.9	$74.9	71%

	Nine Months Ended		Change
Sales by Segment(1)	July 3, 2015	June 27, 2014	$	%
FSS North America	$7,466.1	$7,449.8	$16.3	—%
FSS International	2,180.4	2,340.1	(159.7)	(7)%
Uniform	1,136.7	1,095.2	41.5	4%
	$10,783.2	$10,885.1	$(101.9)	(1)%

	Nine Months Ended		Change
Operating Income by Segment	July 3, 2015	June 27, 2014	$	%
FSS North America	$363.5	$382.5	$(19.0)	(5)%
FSS International	83.4	78.6	4.8	6%
Uniform	145.7	123.7	22.0	18%
Corporate	(119.0)	(165.5)	46.5	(28)%
	$473.6	$419.3	$54.3	13%

(1)
As a percentage of total sales, FSS North America represented 69% and 68%, FSS International represented 20% and 22% and Uniform represented 11% and 10% for the nine months ended July 3, 2015 and June 27, 2014, respectively.

Consolidated Overview
Sales of $3.5 billion for the third quarter of fiscal 2015 represented a decrease of approximately 4% over the prior year period. The decrease in sales for the third quarter of fiscal 2015 is attributable to:

•	the decreased number of service days and events due to the calendar shift caused by fiscal 2014's 53rd week, mainly in the Education sector (estimated to be $70 million);

•	the negative impact of foreign currency translation of approximately $126 million; and

•	a sales decline in the Business & Industry and Sports, Leisure and Corrections sectors in the FSS North America segment; partially offset by

•	growth in the Healthcare sector in the FSS North America segment;

•	growth in Germany, South America and China in the FSS International segment; and

•	growth in our Uniform segment.

Sales of $10.8 billion for the nine month period of fiscal 2015 represented a decrease of approximately 1% over the prior year period. The decrease in sales for the nine month period of fiscal 2015 is attributable to:

•	the net, negative impact of the calendar shift for the nine month period of fiscal 2015 (estimated to be $90 million);

•	the negative impact of foreign currency translation of approximately $340 million; and

•	a sales decline in the Business & Industry and Sports, Leisure and Corrections sectors; partially offset by

•	growth in the Education and Healthcare sectors;

•	growth in Germany, Spain, South America and China; and

•	growth in our Uniform segment.
Cost of services provided as a percentage of sales was 91% for the third quarter of fiscal 2015 and 90% for the nine month period of fiscal 2015 compared to 90% in both prior year periods. The following table presents the percentages attributable to the components in cost of services provided for the three and nine months ended July 3, 2015 and June 27, 2014.

	Three Months Ended		Nine Months Ended
Cost of services provided components	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Food and support service costs	27%	28%	28%	29%
Personnel costs	47%	46%	47%	46%
Other direct costs	26%	26%	25%	25%
	100%	100%	100%	100%
Operating income of $116.9 million for the third quarter of fiscal 2015 represented a decrease of approximately 17% over the prior period. The decrease in operating income in the third quarter of fiscal 2015 was impacted by:

•	the negative impact of foreign currency translation of approximately $7 million;

•	the negative impact of the decreased number of service days and events resulting from the calendar shift, mainly in our Education sector (estimated to be $10 million);

•	the impairment charge related to one of our buildings in the FSS North America segment (approximately $8.7 million);

•	profit decline in our Business & Industry and Healthcare sectors;

•	the increase in severance related expenses (approximately $5.2 million); and

•	the increase in share-based compensation expense (approximately $10.5 million); partially offset by

•	profit growth in our Sports, Leisure and Corrections sector and Germany;

•	the impact of increased sales and cost control efficiencies within our Uniform segment;

•	a decrease in charges related to branding (approximately $4.6 million); and

•	a gain from the change in fair value on our gasoline and diesel agreements (approximately $2.9 million).

Operating income of $473.6 million for the nine month period ended July 3, 2015 represented an increase of approximately 13%. The increase in operating income in the nine month period of fiscal 2015 was impacted by:

•	the impact of increased sales and cost control efficiencies within our Uniform segment;

•	profit growth in our Education and Sports, Leisure and Corrections sectors and FSS International segment

•	a decrease in acquisition-related amortization expense (approximately $15.9 million);

•
a decrease in share-based compensation expense due to the prior year modification of performance-based options, which more than offset the increase in expense from the share-based awards granted in the current year (approximately $30.5 million);

•	a decrease in charges related to branding (approximately $17.9 million); and

•	the prior year loss on the sale of the McKinley Chalet hotel (the "Chalet") within our Sports, Leisure and Corrections sector (approximately $6.7 million); which more than offset

•	the profit decline in our Business & Industry and Healthcare sectors;

•	the impairment charge related to one of our buildings in the FSS North America segment (approximately $8.7 million);

•	the negative impact of the decreased number of service days and events resulting from the calendar shift (estimated to be $15 million);

•	the negative impact of foreign currency translation of approximately $18 million; and

•	the loss associated with the divestiture of Aramark India Private Limited ("India") (approximately $4.3 million).
Interest and Other Financing Costs, net, for the three and nine month periods of fiscal 2015 was about flat and decreased approximately 16% when compared to the prior year periods, respectively. The decrease in the nine month period of fiscal 2015 was primarily due to the impact of favorable interest rates and debt refinancing costs related to the debt refinancing in fiscal 2014.
The effective income tax rate for the third quarter and the nine month period of fiscal 2015 was 25.4% and 30.7% compared to 33.1% and 35.5% in the prior year periods, respectively. The effective tax rate for the nine month period of fiscal 2015 includes a benefit of approximately $6.1 million in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary, an approximately $2.2 million benefit for the extension of tax credits under the Tax Increase Prevention Act of 2014 and an approximately $2.5 million favorable impact of filing our fiscal 2014 U.S. federal tax return. The effective tax rate for the nine month period of fiscal 2014 includes the reduction of goodwill in connection with the sale of the Chalet that was not tax deductible.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single reportable segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure and Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Business & Industry	$516.0	$549.2	$1,554.4	$1,637.6
Education	810.5	835.4	2,984.4	2,878.7
Healthcare	504.1	499.4	1,495.9	1,482.3
Sports, Leisure and Corrections	552.0	584.9	1,431.4	1,451.2
	$2,382.6	$2,468.9	$7,466.1	$7,449.8
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure and Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the three month period of fiscal 2015 decreased approximately 3% compared to the prior year period. Sales for the nine month period of fiscal 2015 were modestly higher compared to the prior year period. Sales in the three and nine month periods of fiscal 2015 were negatively impacted from the calendar shift (estimated to be $70 million and $90 million, respectively). Sales were also negatively impacted by foreign currency translation of approximately $24 million for the third quarter of fiscal 2015 and approximately $71 million for the nine month period of fiscal 2015.

The Business & Industry sector had a mid-single digit sales decline for both the three and nine month periods of fiscal 2015 primarily due to the impact of lost business and a decline in our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients resulting from the economic downturn in the oil and gas industry.
The Education sector had a low-single digit sales decline for the third quarter of fiscal 2015 primarily due to a decrease in the number of service days and events resulting from the calendar shift which more than offset the impact of net new business. For the nine month period of fiscal 2015 the sector had a low-single digit increase in sales primarily due to growth in base business in our Higher Education business and net new business in our Higher Education and K-12 businesses.
The Healthcare sector had a low-single digit sales increase for both the three and nine month periods of fiscal 2015 primarily due to growth in our new and base hospitality business, which more than offset the impact of lost business within our healthcare technologies business.
The Sports, Leisure and Corrections sector had a mid-single digit and a low-single digit sales decline for the three and nine month periods of fiscal 2015, respectively, primarily due to lost business within our entertainment venues and stadiums and arenas business, which was partially offset by growth in our base business in the stadiums and arenas and parks and destinations we serve.
Cost of services provided was $2.2 billion and $6.7 billion for the three and nine month periods of fiscal 2015, respectively, compared to $2.3 billion and $6.7 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 92% and 90% in the three and nine month periods of both fiscal 2015 and fiscal 2014, respectively.
Operating income for the three and nine month periods of fiscal 2015 decreased 22% and 5%, respectively, as compared to the prior year periods. The decrease in operating income in both periods was impacted by:

•	the impairment charge related to one of our buildings in the FSS North America segment (approximately $8.7 million);

•	the negative impact of the calendar shift, mainly in our Education sector (estimated to be $10 million and $15 million for the three and nine month periods of fiscal 2015, respectively);

•
a higher credit to severance expense in the prior year as a result of refinement to our plans and higher levels of actual attrition to the impacted workforce (period over period change of approximately $1.2 million and $8.9 million for the three and nine month periods of fiscal 2015 and fiscal 2014, respectively);

•	profit decline in our Business & Industry and Healthcare sectors, primarily driven by lost business;

•	the impact of start-up costs at new client locations and amortization of client investments; and

•	the negative impact of foreign currency translation (approximately -1% and -2% for the three and nine month periods of fiscal 2015, respectively); which more than offset

•	profit growth in our Sports, Leisure and Corrections sector; and

•	a decrease in acquisition-related amortization expense (approximately $0.3 million and $4.2 million for the three and nine month periods of fiscal 2015, respectively).
In addition, the nine month period of fiscal 2015 as compared to the same period in fiscal 2014 was impacted by:

•	profit growth in the Education sector primarily due to base business growth;

•	an increase in favorable risk insurance adjustments (approximately $2.9 million) due to favorable claims experience; and

•	the loss in fiscal 2014 on the sale of the Chalet (approximately $6.7 million).
FSS International Segment
Sales in the FSS International segment for the three and nine month periods of fiscal 2015 decreased 8% and 7% compared to the prior year period, respectively. The decrease for the three and nine month periods of fiscal 2015 was primarily driven by the negative impact of foreign currency translation (approximately -14% and -12%, respectively), which more than offset sales growth in China, Germany, Spain, South America and Ireland.
Cost of services provided for the three and nine month periods of fiscal 2015 was $0.7 billion and $2.1 billion as compared to $0.7 billion and $2.2 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 93% and 94% for the three and nine month periods of both fiscal 2015 and fiscal 2014, respectively.
Operating income for the three month period of fiscal 2015 was $32.3 million compared to $37.3 million in the prior year period. The decrease is mainly due to the negative impact of foreign currency translation (approximately -15%) and an increase in severance related expenses of approximately $4.0 million, which more than offset the profit growth in Germany and China and the decrease in acquisition-related amortization expense (approximately $1.6 million). Operating income for the nine month period of fiscal 2015 was $83.4 million compared to $78.6 million in the prior year period. The increase is mainly due to profit growth in Germany, South America, China and Spain, a decrease in acquisition-related amortization expense (approximately $3.2 million) and a reduction in severance related expenses compared to the prior year period (approximately $8.6 million), which more than offset the negative impact of foreign currency translation (approximately -18%). The three and nine month periods of fiscal 2015 include a gain of approximately $1.8 million related to the receipt of royalty fees for the termination of certain license agreements. During the nine month period of fiscal 2015, we completed the sale of our India subsidiary, which resulted in a loss of approximately $4.3 million.
Uniform Segment
Uniform segment sales increased 4% for both the three and nine month periods of fiscal 2015 compared to the prior year periods. This increase is primarily the result of growth in base business within our uniform rental business.
Cost of services provided for the three month periods of both fiscal 2015 and fiscal 2014 was $0.3 billion and $0.9 billion for both the nine month periods of fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 78% for both the three and nine month periods of fiscal 2015 and fiscal 2014.
Operating income for the three and nine month periods of fiscal 2015 was $49.6 million and $145.7 million compared to $46.9 million and $123.7 million in the prior year periods, respectively. The increase is principally due to growth in the uniform rental business and the benefit from cost control initiatives. The increase in operating income for the nine month period of fiscal 2015 was also due to the decrease in acquisition-related amortization expense (approximately $8.6 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $38.6 million in the third quarter of fiscal 2015 compared to $37.8 million for the prior year period. For the nine months ended July 3, 2015, corporate expenses were $119.0 million compared to $165.5 million for the prior year period. The increase for the third quarter of fiscal 2015 is primarily due to share-based compensation expense for the vesting of outstanding performance-based options from a return-based event (approximately $4.6 million) as well as an overall increase mainly from restricted stock unit and performance stock unit awards (approximately $5.9 million). The increase was partially offset by a current quarter gain from the change in fair value on our gasoline and diesel agreements (approximately $2.9 million), prior period costs related to branding (approximately $4.6 million) and a reduction in transformation costs (approximately $2.3 million).
The decrease for the nine months ended July 3, 2015 is primarily due to charges recorded in the nine month period of fiscal 2014 for share-based compensation expense related to a modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $50.9 million), cash bonuses and other expenses from the completion of the IPO (approximately $5.0 million) and branding (approximately $17.9 million). The decrease was also attributable to a reduction in transformation costs (approximately $4.1 million). The decrease was offset by current year charges related to consulting costs (approximately $8.7 million) and the increase in share-based compensation expense mainly from performance-based options, restricted stock unit and performance stock unit awards (approximately $19.9 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of July 3, 2015, we had $117.8 million of cash and cash equivalents and approximately $482.7 million of availability under our senior secured revolving credit facility. As of July 3, 2015, there was approximately $476.7 million of outstanding foreign currency borrowings.
We believe our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Over time, we have positioned our service portfolio so that today a significant portion of the operating income in our FSS North America segment comes from sectors and businesses which we believe to be economically less sensitive, such as Education, Healthcare and Corrections. In addition, we have worked to diversify our international business by geography and sector. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.

The table below summarizes our cash activity (in millions):

	Nine Months Ended
	July 3, 2015	June 27, 2014
Net cash provided by (used in) operating activities	$157.6	$(17.4)
Net cash used in investing activities	(346.8)	(298.3)
Net cash provided by financing activities	195.4	327.1
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
During the nine month period of fiscal 2015, the increase in the total of net income and noncash charges results mainly from the higher operating results as discussed above. The change in operating assets and liabilities compared to the prior year period relates primarily to changes in the following:

•	Accounts Receivable source of cash due to timing of collections (approximately $179.4 million), mainly from a non-recurring facility project in the Business & Industry sector;

•
Accrued Expenses source of cash due to the impact of prior year medical insurance payments by switching from being self-insured to fully-insured (approximately $31.6 million) and the timing of client advanced payments ($29.3 million) offset by lower accruals for commissions, mainly from a lost client in the Sports, Leisure and Corrections sector ($19.3 million) and a payment for a client investment ($5.0 million);

•	Prepayments use of cash primarily due to the impact of changes in income taxes (approximately $23.2 million); and

•	Accounts Payable use of cash due to the timing of disbursements relative to the seasonality of some of our businesses, mainly within the Education sector (approximately $104.6 million).
During the nine month period of fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience and $18.7 million of cash distributions from AIM Services Co., Ltd.
Cash Flows Used in Investing Activities
During the nine month period of fiscal 2015, the increase in purchases of property and equipment and client contract investments mainly relates to an increase in client contract investments resulting from new business wins and contract extensions mainly in the Education and Sports, Leisure and Corrections sectors.
During the nine month period of fiscal 2014, we received proceeds of $24.0 million related to the sale of the Chalet in our Sports, Leisure and Corrections sector.
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2015, we borrowed approximately $230.8 million from our senior secured revolving credit facilities, received proceeds of approximately $24.1 million related to stock option exercises and paid dividends of approximately $61.2 million to our stockholders. During the nine month period of fiscal 2014, we paid dividends of approximately $34.7 million to our stockholders. The "Other financing activities" caption reflects mainly the excess tax benefit recorded on exercises of stock options.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make certain distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indenture governing our Senior Notes contains similar provisions. As of July 3, 2015, we were in compliance with these covenants.
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
The following is a reconciliation of net income attributable to Aramark Services, Inc. stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.’s operating results, to Covenant EBITDA and Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the Indenture governing our Senior Notes. Covenant EBITDA and Covenant Adjusted EBTIDA are measures of Aramark Services, Inc. and its restricted subsidiaries only and do not include the results of Aramark.

	Three Months Ended				Twelve Months Ended
(in millions)	July 3, 2015	April 3, 2015	January 2, 2015	October 3, 2014	July 3, 2015
Net income attributable to Aramark Services, Inc. stockholder	$33.8	$59.8	$85.5	$44.4	$223.5
Interest and other financing costs, net	71.2	71.2	71.9	78.3	292.6
Provision for income taxes	11.6	23.5	44.4	22.4	101.9
Depreciation and amortization	125.3	125.1	125.3	134.6	510.3
Covenant EBITDA	241.9	279.6	327.1	279.7	1,128.3
Share-based compensation expense(1)	20.5	15.7	15.8	13.3	65.3
Unusual or non-recurring (gains)/losses(2)	—	—	—	(2.0)	(2.0)
Pro forma EBITDA for equity method investees(3)	3.3	4.3	4.3	3.1	15.0
Other(4)	10.6	(3.5)	4.7	24.6	36.4
Covenant Adjusted EBITDA	$276.3	$296.1	$351.9	$318.7	$1,243.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, Installment Stock Purchase Opportunities and deferred stock unit awards (see Note 7 to the condensed consolidated financial statements).

(2)	The three months ended October 3, 2014 includes other income related to a settlement of an investment (possessory interest) at one of our National Park Service sites.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)	Other includes certain other miscellaneous items (primarily severance related expenses and an impairment charge related to one of our buildings in the FSS North America segment).
Our covenant requirements and actual ratios for the twelve months ended July 3, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.25	3.62
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.16

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
We have an agreement (the "Receivables Facility") with two financial institutions, which expires May 2017, whereby we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity by $25 million from November to March. As of July 3, 2015, approximately $342.1 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 3, 2015 has not materially changed from October 3, 2014 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 3, 2014 filed with the SEC on December 3, 2014). See Note 5 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 12 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of July 3, 2015.

Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas, including transferring certain controls over financial reporting to a shared service center in Nashville, Tennessee.

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

10.1
Amendment No. 2, dated May 26, 2015, to the Amended and Restated Stockholders Agreement, dated December 10, 2013, by and among Aramark, Aramark Intermediate HoldCo Corporation and the stockholders named therein.

10.2	Form of Performance Stock Unit Award Agreement (Revised).
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended July 3, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 3, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 3, 2015 and June 27, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 3, 2015 and June 27, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2015 and June 27, 2014; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended July 3, 2015 and June 27, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2015.

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

10.1
Amendment No. 2, dated May 26, 2015, to the Amended and Restated Stockholders Agreement, dated December 10, 2013, by and among Aramark, Aramark Intermediate HoldCo Corporation and the stockholders named therein.

10.2	Form of Performance Stock Unit Award Agreement (Revised).
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended July 3, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 3, 2015 and October 3, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 3, 2015 and June 27, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 3, 2015 and June 27, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2015 and June 27, 2014; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended July 3, 2015 and June 27, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.