Form 10-K
period 2015-10-02
Aramark
filed 2015-12-01
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended October 2, 2015 Commission File Number: 001-36223

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
Yes  ☒    No  ☐
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 3, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $6,100.3 million.
As of November 27, 2015, the number of shares of the registrant's common stock outstanding is 240,522,189.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2016 Annual Meeting of Stockholders, to be held on February 2, 2016, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended October 2, 2015.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth herein under the headings Item 1A “Risk Factors,” Item 3 “Legal Proceedings” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is North America (composed of the United States and Canada), which is supplemented by an additional 19-country footprint. We hold the #2 position in North America in food and facilities services as well as uniform services based on total sales in fiscal 2015. Internationally, we hold a top 3 position in food and facilities services based on total sales in fiscal 2015 in most countries in which we have significant operations, and are one of only 3 food and facilities competitors with our combination of scale, scope, and global reach. Through our established brand, broad geographic presence and approximately 265,500 employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). Both FSS North America and Uniform have significant scale and hold the #2 position in North America, while in our FSS International segment we hold a top 3 position in most countries in which we have significant operations based on fiscal 2015 total sales. The following chart shows a breakdown of our sales and operating income by our reportable segments:

Reportable Segments:	FSS North America	FSS International	Uniform

FY 2015 Sales(a):	$9,950.3	$2,858.2	$1,520.6
FY 2015 Operating Income(a):	$494.5	$95.3	$191.8
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education and healthcare	Business & industry, sports, leisure & corrections, healthcare and education	Business, public institutions, manufacturing, transportation and service industries
(a) Dollars in millions. Operating income excludes $153.7 million related to corporate expenses. For certain other financial information relating to our segments, see Note 15 to the audited consolidated financial statements.
In fiscal 2015, we generated $14.3 billion of sales, $237.0 million of net income and $627.9 million of operating income.
Our History
Since our founding in 1959, we have broadened our service offerings and expanded our client base through a combination of organic growth and successful acquisitions, with the goal of further developing our food, facilities and uniform capabilities, as well as growing our international presence. In 1984, we completed a management buyout, after which our management and employees increased their Company ownership to approximately 90% of our equity capital leading up to our December 2001 public offering. On January 26, 2007, we delisted from the NYSE in conjunction with a going-private transaction executed with investment funds affiliated with Goldman Sachs Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners, L.P. and Warburg Pincus LLC as well as approximately 250 senior management personnel.
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

Food and Support Services
Our Food and Support Services segments manage a number of interrelated services-including food, hospitality and facility services-for school districts, colleges & universities, healthcare facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.
We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising the majority of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. Our facilities services capabilities are broad, and include plant operations and maintenance, custodial/housekeeping, energy management, clinical equipment maintenance, grounds keeping, and capital project management. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our clients provide us with a captive client base through their on-site employees, students and patients. At sports, entertainment and recreational facilities, our clients attract patrons to their site, usually for specific events such as sporting events and conventions.
We manage our FSS business in two geographic reportable segments split between our North America and International operations. In fiscal 2015, our FSS North America segment generated $9,950.3 million in sales, or 69% of our total sales, and our FSS International segment generated $2,858.2 million in sales, or 20% of our total sales. No individual client represents more than 2% of our total sales, other than, collectively, a number of U.S. government agencies. See Note 15 to the audited consolidated financial statements for information on sales, operating income and total assets for the FSS North America segment and the FSS International segment.
Clients and Services
Our Food and Support Services segments serve a number of client sectors across 21 countries around the world. Our Food and Support Services operations focus on serving clients in four principal sectors:

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
 Clinical equipment maintenance
 Environmental services
 Laundry and linen distribution
 Plant operations
 Energy management
 Strategic and technical services
 Supply chain management
 Purchasing
 Central transportation

Business & Industry	Office parks and buildings Manufacturing plants Corporate cafeterias Mining operations Oil & Gas drilling operations	Dining services On-site restaurants Catering Convenience stores Executive dining rooms Coffee and vending Drinking water filtration	Housekeeping management Plant operations/maintenance Energy management Groundskeeping Landscaping Transportation Capital program management Commissioning services Building operations consulting
Sports, Leisure & Corrections	Professional and collegiate stadiums and arenas Concert venues National and state parks Convention and civic centers Correctional facilities	Concessions Banquet and catering Retail and merchandise sales Food and nutrition services Premium and restaurant	Recreational and lodging services Commissary services Laundry and linen management Property room management Housekeeping management Facility management
Education. Within the Education sector we serve Higher Education and K-12 clients. We deliver a wide range of food and facility services at more than 1,500 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for managed service solutions, including dining, catering, food service management, convenience-oriented retail operations, grounds & facilities maintenance, custodial, energy management, construction management, and capital project management.
Healthcare. We provide a wide range of non-clinical support services to approximately 1,200 healthcare clients and more than 2,000 facilities across our global footprint. We offer healthcare organizations a single source provider for managed service solutions, which include food services such as patient food and nutrition services and retail food services, and facilities services such as clinical equipment maintenance, environmental services, laundry & linen distribution, plant operations, energy management, strategic/technical services, supply chain management, purchasing and central transportation.
Business & Industry. We provide a comprehensive range of business dining services, including on-site restaurants, catering, convenience stores and executive dining.

We also provide beverage and vending services to business & industry clients at thousands of locations. Our service and product offerings include a full range of coffee offerings, “grab and go” food operations, convenience stores, micromarkets and a proprietary drinking water filtration system.
We also offer a variety of facility management services to business & industry clients. These services include the management of housekeeping, plant operations and maintenance, energy management, laundry and linen, groundskeeping, landscaping, transportation, capital program management and commissioning services and other facility consulting services relating to building operations.
We also offer remote services which include facility and business support services primarily for mining and oil operations.
Sports, Leisure and Corrections. We administer concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 147 professional (including minor league affiliates) and college sports teams, including 38 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 22 convention and civic centers, 17 national and state parks and other resort operations, plus other popular tourist attractions in the United States and Canada. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms and provide food and facilities management services for parks.
Our FSS International segment provides a similar range of services as those provided to our FSS North America segment clients and operates in all of our sectors. We have operations in 19 countries outside the United States and Canada. Our largest international operations are in the United Kingdom, Germany, Chile, China and Ireland, and in each of these countries we are one of the leading food and/or facilities service providers. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. In addition to the core Business & Industry sector, our FSS International segment serves many soccer stadiums across Europe, and numerous educational institutions, correctional institutions and convention centers globally. There are particular risks attendant with our international operations. Please see Item 1A. “Risk Factors.”
Purchasing
We negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers. We purchase these products and other items through Sysco Corporation and other distributors. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of these products and items in the United States and another distribution agreement with Sysco that covers our purchases of these products in Canada. Our distributors are responsible for tracking our orders and delivering products to our specific locations. Due to our ability to negotiate favorable terms with our suppliers, we earn vendor consideration, including discounts, rebates and other applicable credits. See “Types of Contracts” below. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.
Our relationship with Sysco is important to our operations—we have had distribution agreements in place for more than 20 years. In fiscal 2015, Sysco distributed approximately 57% of our food and non-food products in the United States and Canada, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Types of Contracts
We use contracts that allow us to manage our potential upside and downside risk in connection with our various business interactions with clients. Our contracts may require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. The contracts that we enter into with clients vary in length. Contracts generally are for fixed terms, many of which are in excess of one year. Client contracts for education and sports and leisure services typically require larger capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2015, approximately 73% of our Food and Support Services sales were derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2015, approximately 27% of our Food and Support Services sales were derived from client interest contracts.
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
Uniform
Our Uniform segment provides uniforms and other garments and work clothes and ancillary items such as mats and shop towels in the United States, Puerto Rico, Canada and through a joint venture in Japan. We hold the #2 position in the North America uniform services market. We operate over 2,600 routes, giving us a broad reach to service our clients’ needs.
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
We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including industrial towels, floor mats, mops, linen products, and paper products to businesses in a wide range of industries, including manufacturing, food services, automotive, healthcare, construction, utilities, repair and maintenance services, restaurant and hospitality. In fiscal 2015, our Uniform segment generated $1,520.6 million in sales, or 11% of our total sales. See Note 15 to the audited consolidated financial statements for information on sales, operating income and total assets for the Uniform segment.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from over 200 service location and distribution centers across the United States and one service center in Ontario, Canada. None of our clients individually represents a material portion of our sales. We typically visit our clients’ sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for clients with contamination-free operations in the technology, food, healthcare and pharmaceutical industries.
We conduct our direct marketing business through three primary brands - WearGuard, Crest and Aramark. We design, source or manufacture and distribute distinctive image apparel to workers in a wide variety of industries through the internet at www.shoparamark.com, dedicated sales representatives and telemarketing sales channels. We customize and embroider personalized uniforms and logos for clients through an extensive computer assisted design center and distribute work clothing, outerwear, business casual apparel and footwear throughout the United States, Puerto Rico and Canada.
Operations
We operate our uniform rental business as a network of 82 laundry plants and 170 satellite plants and depots supporting over 2,600 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We also operate two cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs.
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
Employees of Aramark
As of October 2, 2015, we had a total of approximately 265,500 employees, including seasonal employees, consisting of approximately 167,500 full-time and approximately 98,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: FSS North America: 162,000; FSS International: 89,000; Uniform: 14,000. In addition, the Aramark corporate staff is approximately 500 employees. Approximately 39,600 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation
Our business is subject to various federal, state, local and international laws and regulations, in areas such as environmental, labor, employment, immigration, health and safety laws and liquor licensing and dram shop matters. In addition, our facilities and products are subject to periodic inspection by federal, state, local and international authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these laws and regulations. Our compliance programs are subject to legislative changes, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements, debarments from government contracts or loss of liquor licenses.
Our operations are subject to various laws and regulations, including, but not limited to, those governing:

•	alcohol licensing and service;

•	collection of sales and other taxes;

•	minimum wage, overtime, classification, wage payment and employment discrimination;

•	immigration;

•	governmentally funded entitlement programs and cost and accounting principles;

•	false claims, whistleblowers and consumer protection;

•	environmental protection;

•	food safety, sanitation, labeling and human health and safety;

•	customs and import and export controls;

•	the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	antitrust, competition, procurement and lobbying;

•	Minority, women and disadvantaged business enterprise statutes;

•	motor carrier safety; and

•	privacy and data security.
The laws and regulations relating to each of our food and support services segments are numerous and complex. There are a variety of laws and regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of food production facilities, and the hygiene of food-handling personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, there can be no assurance that we are in full compliance at all times with all of the applicable laws and regulations or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liability.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 2, 2015, our subsidiaries held liquor licenses in 45 states and the District of Columbia, four Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. We have not encountered any material problems relating to liquor licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
Our uniform rental business and our food and support service business are subject to various environmental protection laws and regulations, including the U.S. Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, state, federal and international laws and regulations governing the use, management, shipping and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients’ operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients’ properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients’ properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.
We do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition.
Intellectual Property
We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the Aramark brand, which includes our corporate starperson logo design (both old and new) and the Aramark word mark (our name), we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business in any material respect.
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
Natural disasters, global calamities, sports strikes and other adverse incidents could adversely affect our sales and operating results.
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
We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong client loyalty. While most clients focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain clients or accounts by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, due to competition in our uniform rental business, it has become increasingly important for us to source garments and other products overseas, particularly from Asia. To the extent we are not able to effectively source such products from Asia and gain the related cost savings, we may be at a further disadvantage in relation to some of our competitors.
Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs if federal, state or local laws and regulations regarding the classification of employees and/or their eligibility for overtime changes. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. We have two main types of contract in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the sales, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the sales. Approximately 73% of our food and support services sales in fiscal 2015 are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, in many cases, we will have to absorb any cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility. If sales do not exceed costs under a contract that contains minimum guaranteed commissions, we will bear any losses which are incurred, as well as the guaranteed commission. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client’s consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The payment of guaranteed commissions or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations. For example, during the recent economic downturn, certain of our business & industry clients curtailed their employees’ use of catering, which had a negative effect on our sales and profits.

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
Our expansion strategy involves risks.
We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. At any given time, we may be evaluating one or more acquisitions or engaging in acquisition negotiations. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority-owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority stockholders. Our joint venture partners may also have interests which differ from ours.
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
The laws and regulations relating to each of our food and support services segments are numerous and complex. A variety of laws and regulations at various governmental levels relating to the handling, preparation and serving of food (including, in some cases, requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance or expose us to liabilities.
We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is visibly intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses established for the benefit of alcoholic beverages service providers, we cannot guarantee that visibly intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional laws or regulations in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions.
If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety, labeling and sanitation laws, governmentally funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws.
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
A portion of our sales, estimated to be approximately 13.0% in fiscal 2015, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.
Environmental regulations may subject us to significant liability and limit our ability to grow.
We are subject to various environmental protection laws and regulations, including the U.S. Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar federal, state and local statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental business use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems.
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
A significant portion of our sales is derived from international business. During fiscal 2015, approximately 20% of our sales were generated outside of North America. We currently have a presence in 19 countries outside of the United States and Canada with approximately 89,000 personnel. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
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
Approximately 39,600 employees in our North America operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
We may incur significant liability as a result of our participation in multiemployer defined benefit pension plans.
We operate at several locations under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multiemployer defined benefit pension plans. As a contributing employer to such plans, should we trigger either a “complete” or a “partial withdrawal,” we would be subject to withdrawal liability (or partial withdrawal liability) for our proportionate share of any unfunded vested benefits. In addition, if a multiemployer defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if a participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of certain of the plans to which we contribute has deteriorated in the recent past and continues to deteriorate. In addition, any increased funding obligations for underfunded multiemployer defined benefit pension plans could have an adverse financial impact on us.

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
In fiscal 2015, one distributor distributed approximately 57% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.
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
During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits, the mandate that health plans provide 100% coverage on expanded preventative care and new eligibility rules, which cover more variable hour employees than we have done in the past. While much of the cost of the recent healthcare legislation enacted will occur after 2015 due to provisions of the legislation being delayed and phased in over time, such as the excise tax on high cost coverage, changes to our healthcare cost structure could have an adverse impact on our business and operating costs.
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
In our first and second fiscal quarters, within the FSS North America segment, there historically has been a lower level of sales to sports and leisure clients, which is partly offset by increased activity in educational operations. In our third and fourth fiscal quarters, there historically has been a significant increase in sales to sports and leisure clients, which is partially offset by the effect of summer recess in educational operations. For these reasons, a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future.

Our operations and reputation may be adversely affected by disruptions to or breaches of our information security systems or if our data is otherwise compromised.

We are increasingly utilizing information technology systems to enhance the efficiency of our business. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Our systems and the systems of our vendors are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses and catastrophic events. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data and other electronic security breaches. The development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts and the efforts of our vendors, the possibility of risks described above, particularly cyber-based attacks, cannot be eliminated entirely, and each of these risks remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties may be compromised. In addition, data and security breaches can also occur as the result of non-technical issues, including intentional or inadvertent breach by our employees or others with whom we have a relationship. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation as a brand, business partner or an employer.
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
We are highly leveraged. As of October 2, 2015, our outstanding indebtedness was $5,293.7 million. We also had additional availability of $643.5 million under our revolving credit facility at that date.
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

•
the removal of directors only upon the affirmative vote of the holders of at least 75% in voting power of all the then-outstanding common stock of the company entitled to vote thereon, voting together as a single class; and

•
that certain provisions may be amended only by the affirmative vote of the holders of at least 75% in voting power of all the then-outstanding common stock of the company entitled to vote thereon, voting together as a single class.

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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are leased at Aramark Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform facilities. As of October 2, 2015, we operated 252 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, and stand alone garages that are located in 41 states, Mexico, Canada and Puerto Rico. Of these, approximately 50% are leased and approximately 50% are owned. In addition, we operate two cutting and sewing plants in Mexico. We own 10 buildings that we use in our FSS North America segment, including two office buildings, two hotels and several office/warehouse spaces, and we lease 95 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center, two offices and five other properties and lease 119 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

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
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Executive Officers of the Registrant
Our executive officers as of November 30, 2015 are as follows:

Name	Age	Position	With Aramark Since
Eric J. Foss	57	Chairman, President and Chief Executive Officer	2012
Stephen P. Bramlage, Jr.	45	Executive Vice President and Chief Financial Officer	2015
Christian Dirx	44	Vice President and Treasurer	2015
Lynn B. McKee	60	Executive Vice President, Human Resources	1980
Christina T. Morrison	48	Senior Vice President, Finance	2013
Joseph Munnelly	51	Senior Vice President, Controller and Chief Accounting Officer	2007
Stephen R. Reynolds	57	Executive Vice President, General Counsel and Secretary	2012

Eric J. Foss has been our Chairman of the Board since February 2015 and our President and Chief Executive Officer since May 2012. Before joining us, Mr. Foss served as Chief Executive Officer of Pepsi Beverages Company from February 2010 until December 2011. Prior to that Mr. Foss served as Chairman and Chief Executive Officer of The Pepsi Bottling Group from 2008 until 2010; President and Chief Executive Officer from 2006 until 2007; and Chief Operating Officer from 2005 until 2006. Mr. Foss serves on the board of CIGNA Corporation and previously served on the board of UDR, Inc.
Stephen P. Bramlage, Jr. was appointed Executive Vice President and Chief Financial Officer in April 2015. Prior to joining us Mr. Bramlage served as Senior Vice President and Chief Financial Officer of Owens-Illinois, Inc. from June 2012 to March 2015. Prior to that, he served as President of Owens-Illinois Asia Pacific from August 2011 to June 2012; General Manager of Owens-Illinois New Zealand from August 2010 to July 2011; Vice President of Finance of Owens-Illinois, Inc. from March 2008 to July 2010; Vice President and Chief Financial Officer of Owens-Illinois Europe in 2008; and Vice President and Treasurer of Owens-Illinois, Inc. from 2006 to 2008. In addition to his current duties, Mr. Bramlage has temporarily assumed the duties of principal accounting officer as a result of an extended medical leave by the Company’s Controller and Chief Accounting Officer.
Christian Dirx was appointed Vice President and Treasurer in June 2015. Before joining us Mr. Dirx served as Vice President, Treasury for Wyndham Worldwide Corporation from February 2012 until June 2015. From October 2010 to February 2012, Mr. Dirx served as Senior Vice President, Treasurer, at Ports America, Inc., a High Star Capital portfolio company. Prior to October 2010, Mr. Dirx served in a number of financial leadership roles at Marriott International, Inc.
Lynn B. McKee was appointed Executive Vice President, Human Resources in May 2004. From August 2012 to August 2013, Ms. McKee served as Executive Vice President, Human Resources and Communications. From January 2004 to May 2004, Ms. McKee served as our Senior Vice President of Human Resources and from September 2001 to December 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From August 1998 to August 2001, she served as our Staff Vice President, Executive Development and Compensation. Ms. McKee serves on the board of directors of Bryn Mawr Bank Co.
Christina Morrison was appointed Senior Vice President, Finance in June 2013. Before joining us, Ms. Morrison served as Senior Vice President, Business and Financial Planning of Merck & Co., Inc. from November 2009 to June 2013. Prior to that, Ms. Morrison served as Senior Vice President, Chief Financial Officer of Wyeth Pharmaceuticals from July 2007 to October 2009 and as Vice President, U.S. Chief Financial Officer from 2005 to 2007; she served as Wyeth’s Vice President, New Business, Women’s Health Care from 2004 to 2005. From 2003 to 2004 Ms. Morrison was Executive Director, Strategic Planning of The Rouse Company. From 1989 to 2002 Ms. Morrison served in various capacities at Deutsche Bank’s Mergers and Acquisitions and Health Care Groups.
Joseph Munnelly was appointed Controller and Chief Accounting Officer effective March 2008 after serving as our Senior Vice President and Deputy Controller beginning in September 2007. Prior to joining us, Mr. Munnelly served as Vice President and Corporate Controller at Unisys Corporation, a worldwide information technology services and solutions company, since 2005. Prior to that, he served as a partner at KPMG LLP in the Audit and Risk Advisory Services Practice. Prior to his tenure at KPMG, he spent 16 years with Arthur Andersen LLP, most recently as a partner in the Audit and Business Advisory practice.
Stephen R. Reynolds was appointed Executive Vice President, General Counsel and Secretary in September 2012. Before joining us, Mr. Reynolds was an executive with Alcatel-Lucent for seven years, having most recently served as Senior Vice President and General Counsel from January 2006 to August 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “ARMK.” Prior to that date, there was no public market for our common stock. As of November 27, 2015, there were approximately 371 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

Calendar Period	High	Low	Cash Dividend Declared Per Share
Quarter ended January 2,2015	$31.43	$25.03	$0.08625
Quarter ended April 3, 2015	$32.70	$29.63	$0.08625
Quarter ended July 3, 2015	$32.35	$30.26	$0.08625
Quarter ended October 2, 2015	$33.78	$28.09	$0.08625
Dividends
The Company declared quarterly cash dividends of $0.08625 per share to all common stockholders of record at the close of business on November 25, 2014, February 17, 2015, May 20, 2015 and August 18, 2015, which were paid on December 16, 2014, March 9, 2015, June 9, 2015 and September 8, 2015, respectively. The Company declared quarterly cash dividends of $0.075 to all common stockholders of record at the close of business on February 18, 2014, May 19, 2014 and August 19, 2014, which were paid on March 11, 2014, June 9, 2014 and September 9, 2014, respectively. On November 17, 2015, the Company declared a cash dividend of $0.095 per share of common stock, payable on December 9, 2015, to shareholders of record on the close of business on November 30, 2015.
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
Our ability to pay dividends depends on our receipt of cash dividends from our main operating subsidiary, Aramark Services, Inc., formerly known as ARAMARK Corporation, which may further restrict our ability to pay dividends as a result of covenants under any existing and future outstanding indebtedness of Aramark Services, Inc. In particular, the ability of Aramark Services, Inc. to distribute cash to the Company to pay dividends is limited by covenants in Aramark Services, Inc.’s Amended and Restated Credit Agreement dated as of February 24, 2014, as amended from time to time, and the indenture governing Aramark Services, Inc.'s 5.75% Senior Notes due 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on our ability to pay dividends and Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from December 12, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through October 2, 2015 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on December 12, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	December 12, 2013	October 3, 2014	October 2, 2015
Aramark	$100.0	$133.3	$152.2
S&P 500	$100.0	$112.7	$114.0
Dow Jones Consumer Non-Cyclical Index	$100.0	$107.8	$122.9
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended October 2, 2015 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
The table below summarizes our stock repurchases for the fourth quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2015 - July 31, 2015	—	—	—	—
August 1, 2015 - August 28, 2015	1,500,000(1)	$ 32.30(1)	—	—
August 29, 2015 - October 2, 2015	—	—	—	—

(1) On August 17, 2015, in connection with a secondary offering conducted by certain stockholders of the Company (the "Selling Stockholders"), the Company entered into a share repurchase agreement with the Selling Stockholders. Concurrent with the closing of the Secondary Offering on August 21, 2015, the Company purchased 1,500,000 shares from the Selling Stockholders pursuant to the share repurchase agreement at a price of $32.30 per share, which was equal to the price at which the underwriter engaged by the Selling Stockholders purchased the shares in the secondary offering.

Item 6.    Selected Consolidated Financial Data
The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each included elsewhere herein.

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2015	2014	2013	2012	2011
Income Statement Data:
Sales	$14,329.1	$14,832.9	$13,945.7	$13,505.4	$13,082.4
Depreciation and amortization	504.0	521.6	542.1	529.2	510.5
Operating income	627.9	564.6	514.4	581.8	547.1
Interest and other financing costs, net	285.9	334.9	423.8	456.8	451.1
Income from continuing operations(2)	237.0	149.5	71.4	106.9	96.7
Net income(2)	237.0	149.5	70.4	107.2	85.0
Net income attributable to Aramark stockholders	235.9	149.0	69.4	103.6	83.8
Basic earnings per share attributable to Aramark stockholders	$0.99	$0.66	$0.34	$0.51	$0.41
Diluted earnings per share attributable to Aramark stockholders	$0.96	$0.63	$0.33	$0.49	$0.40
Cash dividends per common share(3)	$0.35	$0.23	$—	$—	$3.50
Ratio of earnings to fixed charges(4)	1.9x	1.5x	1.2x	1.2x	1.1x
Balance Sheet Data (at period end):
Total assets(5)	$10,224.1	$10,455.7	$10,267.1	$10,487.4	$10,523.1
Long-term borrowings(5)(6)(7)	5,212.3	5,355.8	5,758.2	5,971.3	6,183.1
Stockholders' Equity(3)(7)	1,883.4	1,718.0	903.7	966.9	882.5

(1)
Our fiscal year ends on Friday nearest to September 30th. Fiscal years 2015, 2014, 2013, 2012 and 2011 refer to the fiscal years ended October 2, 2015, October 3, 2014, September 27, 2013, September 28, 2012 and September 30, 2011, respectively. Fiscal 2014 is a 53-week year. All other periods presented are 52-week years.

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

(3)
During fiscal 2015, the Company paid cash dividends totaling $81.9 million ($0.08625 per share during the first, second, third and fourth quarters of fiscal 2015). During fiscal 2014, the Company paid cash dividends totaling $52.2 million ($0.075 per share during the second, third and fourth quarters of fiscal 2014). During fiscal 2011, the Company paid a dividend of approximately $711 million to its stockholders.

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

(7)
On December 17, 2013, the Company completed its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. The Company used the net proceeds to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility and $370.0 million on the senior secured term loan facility.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.
On December 17, 2013, Aramark (the "Company", "we", "our" and "us") completed its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share. The Company's common stock trades on the New York Stock Exchange under the symbol "ARMK".
Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Special Note About Forward-looking Information" and "Business" sections and elsewhere in this Annual Report on Form 10-K ("Annual Report"). In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report on Form 10-K.
Overview
Aramark is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure and corrections clients. Our core market is North America, which is supplemented by an additional 19-country footprint. Through our established brand, broad geographic presence and approximately 265,500 employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments:

•
Food and Support Services North America ("FSS North America") - Food, refreshment, specialized dietary and supports services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States and Canada.

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 19 countries outside FSS North America. Our largest international operations are in the United Kingdom, Germany, Chile, China and Ireland, and in each of these countries we are one of the leading food and/or facility service providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.

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

Our Food and Support Services operations focus on serving clients in four principal sectors: Education, Healthcare, Business & Industry and Sports, Leisure and Corrections. Our FSS International reportable segment provides a similar range of services as those provided to our FSS North America clients and operates in the same sectors although it is more heavily weighted towards Business & Industry. In fiscal 2015, our FSS North America segment generated $9.9 billion in sales, or 69% of our total sales, our FSS International segment generated $2.9 billion in sales, or 20% of our total sales and our Uniform segment generated $1.5 billion in sales, or 11% of total sales. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses and are not included in our segment results.
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during fiscal 2015 and estimate that we will incur approximately an additional $40 to $50 million in fiscal 2016 in accordance with our plans (see Note 3 to our audited consolidated financial statements for more information).
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
Sources of Sales
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS North America and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2015, approximately 73% of our FSS North America and FSS International sales were derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. For fiscal 2015, approximately 27% of our FSS North America and FSS International sales were derived from client interest contracts.
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
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, the effect of various global tax strategies and enacted tax legislation, including certain business tax credits. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended October 2, 2015 and September 27, 2013 were each fifty-two week periods and the fiscal year ended October 3, 2014 was a fifty-three week period.
Results of Operations
Fiscal 2015 Compared to Fiscal 2014
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2015 and 2014 (dollars in millions).

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	$	%

Sales	$14,329.1	$14,832.9	$(503.8)	(3)%
Cost and Expenses:
Cost of service provided	12,880.4	13,363.9	(483.5)	(4)%
Other operating expenses	820.8	904.4	(83.6)	(9)%
	13,701.2	14,268.3	(567.1)	(4)%
Operating income	627.9	564.6	63.3	11%
Interest and Other Financing Costs, net	285.9	334.9	(49.0)	(15)%
Income Before Income Taxes	342.0	229.7	112.3	49%
Provision for Income Taxes	105.0	80.2	24.8	31%
Net income	$237.0	$149.5	$87.5	59%

	Fiscal Year Ended
Sales by Segment	October 2, 2015	October 3, 2014	$	%

FSS North America	$9,950.3	$10,232.8	$(282.5)	(3%)
FSS International	2,858.2	3,111.2	(253.0)	(8%)
Uniform	1,520.6	1,488.9	31.7	2%
	$14,329.1	$14,832.9	$(503.8)	(3%)

	Fiscal Year Ended
Operating Income by Segment	October 2, 2015	October 3, 2014	$	%

FSS North America	$494.5	$501.3	$(6.8)	(1%)
FSS International	95.3	106.2	(10.9)	(10%)
Uniform	191.8	172.1	19.7	11%
Corporate	(153.7)	(215.0)	61.3	(29%)
	$627.9	$564.6	$63.3	11%

Consolidated Overview
Sales of $14.3 billion for fiscal 2015 represented a decrease of approximately 3% over the prior year period. The decrease in sales for fiscal 2015 is attributable to:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%);

•	the negative impact of foreign currency translation of approximately $474 million (approximately -3%); and

•	a sales decline in the Business & Industry and Sports, Leisure and Corrections sectors; partially offset by

•	growth in the Education sector;

•	growth in Germany, South America and China; and

•	growth in our Uniform segment.
Cost of services provided was $12.9 billion for fiscal 2015 compared to $13.4 billion for the prior year. Cost of services provided as a percentage of sales was 90% in both periods. Cost of services provided was impacted by the items discussed below for operating income. The following table presents the percentages attributable to the components in cost of services provided for fiscal 2015 and fiscal 2014.

	Fiscal Year Ended
Cost of services provided components	October 2, 2015	October 3, 2014
Food and support service costs	27%	28%
Personnel costs	47%	46%
Other direct costs	26%	26%
	100%	100%
Operating income of $627.9 million for fiscal 2015 represented an increase of approximately 11% from the prior year. The increase in operating income was impacted by:

•	increased sales and cost control efficiencies within our Uniform segment;

•	profit growth in our Education and Sports, Leisure and Corrections sectors;

•	a decrease in acquisition-related amortization expense (approximately $19.4 million);

•
a decrease in share-based compensation expense due to the prior year modification of performance-based options, which more than offset the increase in expense from the share-based awards granted in the current year (approximately $29.9 million);

•	a decrease in charges related to branding (approximately $26.9 million); and

•	the prior year loss on the sale of the McKinley Chalet hotel (the "Chalet") within our Sports, Leisure and Corrections sector (approximately $6.7 million); which more than offset

•	the profit decline in our Business & Industry sector;

•	the impairment charge related to one of our buildings in the FSS North America segment (approximately $8.7 million);

•	the charges associated with asset write-downs within the FSS North America and FSS International segments (approximately $16.2 million);

•	the increase in severance and related costs (approximately $4.2 million);

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -3%);

•	the negative impact of foreign currency translation of approximately $25 million (approximately -5%); and

•	the loss associated with the divestiture of Aramark India Private Limited ("India") (approximately $4.3 million).
Interest and Other Financing Costs, net, for fiscal 2015 decreased approximately $48.9 million compared to the prior year. The decrease during fiscal 2015 was primarily due to the impact of the 53rd week in fiscal 2014 (approximately $5.0 million), favorable interest rates (approximately $9.3 million) and debt refinancing costs related to the debt refinancing in fiscal 2014 (approximately $25.7 million).
The effective income tax rate for fiscal 2015 was 30.7% compared to 34.9% in the prior year. The effective tax rate for fiscal 2015 includes a $6.0 million benefit in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary, a $2.2 million incremental benefit related to the retroactive extension of wage tax credits under the Tax Increase Prevention Act of 2014 and a $2.6 million benefit from cash distributions received from the company’s 50% ownership interest in AIM Services Co., Ltd. from the recovery of Japanese taxes paid in excess of the U.S. tax rate. Our fiscal 2015 tax rate  also includes a benefit from additional tax credits received from prior year distributions received from AIM Services, Co., Ltd. The fiscal 2014 effective tax rate includes the reduction of goodwill in connection with the sale of the Chalet that was not tax deductible.
Net income for fiscal 2015 was $237.0 million compared to $149.5 million in the prior year. Net income attributable to noncontrolling interest for fiscal 2015 was $1.0 million compared to $0.5 million in the prior year.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure and Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014

Business & Industry	$2,054.8	$2,264.4
Education	3,816.0	3,744.6
Healthcare	1,997.0	2,011.1
Sports, Leisure and Corrections	2,082.5	2,212.7
	$9,950.3	$10,232.8
The Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure and Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for fiscal 2015 decreased 3% over the prior period. The decrease in sales was impacted by:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%);

•	the negative impact of foreign currency translation of approximately $108 million (approximately -1%); and

•	a sales decline in our Business & Industry and Sports, Leisure and Corrections sectors; partially offset by

•	growth in our Education sector.
The Business & Industry sector had a high-single digit sales decrease for fiscal 2015 which was impacted by:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%);

•	the impact of lost business, including a one-time facility project during fiscal 2014 (approximately $70 million); and

•	a decline in our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients resulting from the economic downturn in the oil and gas industry.
The Education sector had a low-single digit sales increase for fiscal 2015 which was impacted by:

•	growth in our base business within our Higher Education business; and

•	net new business within our Higher Education and K-12 businesses; partially offset by

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -3%).
The Healthcare sector had a low-single digit sales decrease for fiscal 2015 which was impacted by:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%);

•	the impact of lost business within our healthcare technologies business from client consolidations; partially offset by

•	growth in our base and new business within our hospitality business.
The Sports, Leisure and Corrections sector had a mid-single digit sales decrease for fiscal 2015 which was impacted by:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%); and

•	lost business within our entertainment venues and arenas business; which more than offset

•	base business growth in our stadiums; and

•	new business within our Corrections business.

Cost of services provided was $9.0 billion for fiscal 2015 compared to $9.3 billion for the prior year. Cost of services provided as a percentage of sales was 90% in fiscal 2015 compared to 91% in fiscal 2014. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2015 was $494.5 million compared to $501.3 million in the prior year. The decrease in operating income was impacted by:

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%);

•	the negative impact of foreign currency translation of approximately $10 million (approximately -2%);

•	an impairment charge related to one of our buildings (approximately $8.7 million);

•
an increase in severance expense as part of the next phase related to streamlining and improving the efficiency and effectiveness of our selling, general and administrative functions (approximately $7.9 million);

•
profit decline in our Business & Industry sector, primarily driven by a decline in our Canadian remote services business, including a charge to write-off idle service equipment (approximately $6.0 million); and

•	the impact of start-up costs at new client locations and amortization of client investments; partially offset by

•	profit growth in our Education and Sports, Leisure and Corrections sectors;

•	a decrease in acquisition-related amortization expense (approximately $6.6 million);

•	the gain on a sale of a property (approximately $3.1 million); and

•	the prior year loss on the sale of the Chalet (approximately $6.7 million).
Operating income in both periods also includes favorable risk insurance adjustments related to favorable claims experience.
FSS International Segment
Sales in the FSS International segment for fiscal 2015 decreased 8% compared to the prior year, as the negative impact of foreign currency translation (approximately $367 million or -12%) more than offset growth in Germany, Ireland, Spain, China, and South America.
Cost of services provided was $2.7 billion for fiscal 2015 compared to $2.9 billion in the prior year. Cost of services provided as a percentage of sales was 94% in both fiscal 2015 and fiscal 2014. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2015 was $95.3 million compared to $106.2 million in the prior year. This decrease in operating income was impacted by:

•	the negative impact of foreign currency translation of approximately $15 million (approximately -15%);

•	the charges associated with severance, asset write-downs and certain other exit costs related to exiting certain operations (approximately $14.6 million); and

•	the loss associated with the divestiture of India (approximately $4.3 million); which more than offset

•	profit growth in Ireland, Germany and China;

•	the decrease in acquisition-related amortization expense (approximately $4.8 million); and

•	the decrease in severance and related costs (exclusive of the severance charges incurred related to exiting certain operations) (approximately $6.7 million).
Uniform Segment
Uniform segment sales increased 2% for fiscal 2015 compared to the prior year, resulting primarily from growth in our uniform rental base business offset by the estimated impact of the 53rd week in fiscal 2014 (approximately -2%).
Cost of services provided was $1.2 billion in both fiscal 2015 and 2014. Cost of services provided as a percentage of sales was 78% for both fiscal 2015 and the prior year. Cost of services provided was impacted by the items discussed below for operating income.

Operating income for fiscal 2015 was $191.8 million, an increase of approximately 11% when compared to the prior year. The increase in profit growth was impacted by:

•	growth in the uniform rental business;

•	merchandise and plant productivity initiatives; and

•	the decrease in acquisition-related amortization expense compared to the prior period (approximately $8.0 million); which was partially offset by

•	the estimated impact of the 53rd week in fiscal 2014 (approximately -2%).
Operating income in fiscal 2015 and fiscal 2014 includes $2.3 million and $2.2 million of severance and related costs, respectively. Both periods also include favorable risk insurance adjustments related to favorable claims experience.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $153.7 million in fiscal 2015, compared to $215.0 million for the prior year. The decrease is primarily due to the impact of:

•
the decrease in share-based compensation expense related to a modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $50.9 million);

•	a decrease in charges related to branding (approximately $24.0 million); and

•	cash bonuses and other expenses from the completion of the IPO in fiscal 2014 (approximately $5.0 million); which more than offset

•	the increase in share-based compensation expense mainly from performance-based options, restricted stock unit and performance stock unit awards (approximately $21.0 million).
Fiscal 2014 Compared to Fiscal 2013
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2014 and 2013 (dollars in millions).

	Fiscal Year Ended
	October 3, 2014	September 27, 2013	$	%

Sales	$14,832.9	$13,945.7	$887.2	6%
Cost and Expenses:
Cost of service provided	13,363.9	12,661.2	702.7	6%
Other operating expenses	904.4	770.1	134.3	17%
	14,268.3	13,431.3	837.0	6%
Operating income	564.6	514.4	50.2	10%
Interest and Other Financing Costs, net	334.9	423.8	(88.9)	(21)%
Income Before Income Taxes	229.7	90.6	139.1	154%
Provision for Income Taxes	80.2	19.2	61.0	**
Net income	$149.5	$71.4	$78.1	109%
** Not meaningful

	Fiscal Year Ended
Sales by Segment	October 3, 2014	September 27, 2013	$	%

FSS North America	$10,232.8	$9,594.2	$638.6	7%
FSS International	3,111.2	2,940.2	171.0	6%
Uniform	1,488.9	1,411.3	77.6	5%
	$14,832.9	$13,945.7	$887.2	6%

	Fiscal Year Ended
Operating Income by Segment	October 3, 2014	September 27, 2013	$	%

FSS North America	$501.3	$403.2	$98.1	24%
FSS International	106.2	68.1	38.1	56%
Uniform	172.1	117.3	54.8	47%
Corporate	(215.0)	(74.2)	(140.8)	190%
	$564.6	$514.4	$50.2	10%
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
Operating income was $564.6 million for fiscal 2014 compared to $514.4 million for the prior year, an increase of approximately 10%. This increase is primarily attributable to profit growth in all reportable segments, a decrease in acquisition-related amortization expense and the estimated impact of the 53rd week (approximately 3%), which more than offset the increase in share-based compensation expense and the negative impact of foreign currency translation (approximately -1%). Fiscal 2014 includes an increase in share-based compensation expense of approximately $76.9 million, of which $50.9 million relates to the modification of performance-based options (see Note 10 to the audited consolidated financial statements), the loss on the sale of the McKinley Chalet Hotel (the "Chalet") of approximately $6.7 million (see Note 2 to the audited consolidated financial statements), cash bonuses and certain other expenses of approximately $5.0 million related to the completion of the IPO, net severance and related costs of $21.3 million during fiscal 2014, expenses of approximately $32.3 million related to transformation initiatives and $26.9 million in rebranding costs. Operating income in fiscal 2013 includes $63.9 million of severance and related costs as a result of the series of actions we initiated in the second quarter of fiscal 2013 to drive efficiency through the consolidation and centralization of our operations. In addition, we also recorded approximately $11.7 million of goodwill impairment charges, other asset write-downs of approximately $12.0 million primarily related to the write-offs of certain client contractual investments and approximately $20.7 million of costs related to transformation initiatives. Fiscal 2013 also includes other income recognized of approximately $14.0 million relating to the recovery of our investment (possessory interest) at one of the National Park Service ("NPS") sites in the Sports, Leisure and Corrections sector, which was terminated in the prior year. Operating income for fiscal 2014 was negatively impacted by the severe winter weather in our FSS North America segment. Operating income for fiscal 2013 was negatively affected by the NHL lockout and Hurricane Sandy.
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

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of October 2, 2015, we had $122.4 million of cash and cash equivalents and approximately $643.5 million of availability under our senior secured revolving credit facility. As of October 2, 2015, there was approximately $437.4 million of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net cash provided by operating activities	$683.0	$398.2	$695.9
Net cash used in investing activities	(504.3)	(505.2)	(385.4)
Net cash provided by (used in) financing activities	(168.0)	107.8	(336.3)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Provided by Operating Activities
During fiscal 2015, the total of net income and non cash charges was consistent compared to fiscal 2014. The increase in cash provided by operating activities compared to fiscal 2014 relates primarily to the following:

•	Accounts Receivable were a source of cash due to timing of collections (approximately $308.0 million), mainly from a one-time facility project in the Business & Industry sector;

•
Accrued Expenses were a source of cash due to the impact of prior year medical insurance payments by switching from being self-insured to fully-insured (approximately $42.8 million), the timing of interest payments primarily from the 53rd week in fiscal 2014 (approximately $45.9 million); partially offset by lower accruals for commissions, mainly from a lost client in the Sports, Leisure and Corrections sector ($25.9 million);

•	Prepayments were a source of cash primarily due to changes in the timing of income taxes (approximately $64.4 million); partially offset by

•	Accounts Payable were a use of cash due to the timing of disbursements (approximately $108.9 million).
During fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience and cash distributions of approximately $22.2 million from AIM Services Co., Ltd. In addition, during fiscal 2015, we made voluntary contributions to our defined benefit pension plans of approximately $45.0 million.
During fiscal 2014, the increase in the total of net income and noncash charges compared to fiscal 2013 results mainly from the overall growth of the business, improved operating results of our segments and the estimated impact of the 53rd week, as discussed above. The change in working capital requirements relates to changes in Accrued Expenses (approximately $274.6 million), related to payments for severance and related costs from the series of actions undertaken during fiscal 2013, the timing of payments for interest, commissions and payroll due to the 53rd week and medical insurance payments due to switching from being self-insured to a private exchange, Accounts Receivable (approximately $118.2 million), primarily due to business growth, mainly from the one-time facility project in the Business & Industry sector, and an increase in days sales outstanding, Accounts Payable (approximately $64.8 million) due to timing of disbursements and the increase in employee payroll tax withholding payments from exercises of share-based awards and Prepayments and other current assets (approximately $28.4 million) due to a change in tax method that impacts the timing of deductions. The "Other operating activities" caption reflects adjustments to net income in the current year and prior year periods related to nonoperating gains and losses, including goodwill write-offs and impairments and other financing related charges.
During fiscal 2013, the decrease in the total of net income and non-cash charges compared to fiscal 2012 results mainly from the results of operations. The change in working capital requirements relates principally to changes in Inventory (approximately $15.4 million) due to less inventory purchases in our Uniform segment offset by inventory purchases for new business in our Sports, Leisure and Corrections sector and Accrued Expenses (approximately $144.9 million) due to the severance and related costs from the series of actions undertaken to drive efficiency through the consolidation and centralization of its operations, timing of interest payments and timing of higher commission payments from increased business offset by Accounts Receivable (approximately $63.4 million) primarily due to business growth and the timing of collections, Prepayments (approximately $87.5 million) due to the timing of estimated tax payments and a change in tax regulations that impacts the timing of deductions allowable for certain in service inventory and Accounts Payable (approximately $9.5 million) primarily due to business growth and the timing of disbursements. The “Other operating activities” caption reflects adjustments to net income in the current year period related to non-operating gains and losses, which are primarily non-cash and include goodwill impairments and other financing related charges and write-offs.
Cash Flows Used in Investing Activities
Fiscal 2015 use of cash in investing activities was relatively stable compared with fiscal 2014 as the decline in the current year of purchases of property and equipment, client contract investments and other and business acquisitions was offset by lower proceeds in the current year from the disposal of property and equipment and divestitures.
During fiscal 2014, the increase compared to fiscal 2013 in purchases of property and equipment, client contract investments and other mainly relates to an increase in client contract investments resulting from new business wins and contract extensions, mainly within the Education sector. We also received proceeds of $24.0 million as a result of the sale of the Chalet in our Sports, Leisure and Corrections sector.
During fiscal 2013, we received proceeds of approximately $15.3 million related to the recovery of our investment (possessory interest) in certain assets at one of our NPS sites in our Sports, Leisure and Corrections sector.

Cash Flows Provided by (Used In) Financing Activities
During fiscal 2015, cash used in financing activities was impacted by the following;

•	repayment of approximately $209.6 million on the senior secured term loan facility;

•	payment of approximately $81.9 million of dividends;

•	payment of approximately $48.5 million for a repurchase of 1.5 million shares of our common stock; partially offset by

•	proceeds received of approximately $39.9 million related to stock option exercises; and

•	Other financing activities which mainly reflects the excess tax benefit recorded on exercises of stock options of approximately $66.3 million.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swaps agreements previously designated as cash flow hedges. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
During fiscal 2014, on December 17, 2013, the Company completed an IPO of 28.0 million shares of its common stock at a price of $20.00 per share raising approximately $524.1 million, net of costs directly related to the IPO. The Company used the net proceeds from the IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility that were borrowed during the first quarter of fiscal 2014 and $370.0 million on the senior secured term loan facility. During fiscal 2014, we paid dividends of approximately $52.2 million to our stockholders. The "Other financing activities" caption reflects financing related fees, distributions to noncontrolling interests and the excess tax benefit recorded on exercises of share-based awards.
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (the “2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amended and restated the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provides for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021, with an acceleration to December 13, 2019 if the 5.75% Senior Notes due March 15, 2020 (the “Senior Notes”) remain outstanding on December 13, 2019, and $1,400.0 million of which have a maturity date of September 7, 2019. The term loans due on February 24, 2021 include €140.0 million of term loans denominated in euros, £115.0 million of term loans denominated in sterling and ¥5,042.0 million of term loans denominated in yen. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance Aramark Services, Inc.'s existing term loans due 2016 and 2019 (with the exception of term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary in the amount of approximately $75.0 million). During fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized. The Company also recorded charges to "Interest and Other Financing Costs, net” during fiscal 2014 consisting of $13.1 million of third party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
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
During fiscal 2013, on December 20, 2012, Aramark Services, Inc. amended the senior secured credit agreement ("Amendment Agreement No. 3") to, among other things, borrow $670 million of new term loans to repay approximately $650 million of existing term loans and to fund certain discounts, fees and costs associated with the amendment. The existing term loans that were repaid in connection with Amendment Agreement No. 3 included U.S. dollar denominated term loans as well as non-U.S. dollar term loans. The new term loans were borrowed by Aramark Services, Inc. with an original issue discount of 0.25%. During fiscal 2013, approximately $11.6 million of third-party costs directly attributable to the amendment were expensed in “Interest and Other Financing Costs, net.”
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indenture governing our Senior Notes contains similar provisions. As of October 2, 2015, we were in compliance with these covenants.
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

	Fiscal Year Ended
(in millions)	October 2, 2015	October 3, 2014	September 27, 2013
Net income attributable to Aramark Services, Inc. stockholder	$236.0	$149.0	$102.1
Interest and other financing costs, net	285.9	334.9	372.8
Provision for income taxes	105.0	80.2	38.4
Depreciation and amortization	504.0	521.6	542.1
Covenant EBITDA	1,130.9	1,085.7	1,055.4
Share-based compensation expense(1)	66.4	96.3	19.4
Unusual or non-recurring (gains)/losses(2)	(3.9)	2.9	8.7
Pro forma EBITDA for equity method investees(3)	14.8	18.8	21.0
Seamless North America, LLC EBITDA(4)	—	—	(1.6)
Other(5)	58.9	28.3	76.1
Covenant Adjusted EBITDA	$1,267.1	$1,232.0	$1,179.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 10 to the audited consolidated financial statements).

(2)
Fiscal 2015 includes other income of approximately $2.0 million related to our investment (possessory interest) at one of our NPS client sites and a net of tax gain of approximately $1.9 million related to the sale of a building in our Healthcare sector. Fiscal 2014 includes a loss of approximately $6.7 million related to the sale of the Chalet, a gain from proceeds from the impact of Hurricane Sandy and other income related to our investment (possessory interest) at one of our NPS client sites. Fiscal 2013 includes goodwill impairment charges in Spain and Korea, asset write-downs mainly related to client contract investments and other income related to the Company's investments (possessory interests) at one of our terminated NPS client sites.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)
During fiscal 2011, we sold a noncontrolling ownership interest in Seamless North America, LLC. The terms of the sale agreement stipulated that Seamless North America, LLC qualify as an unrestricted Subsidiary under the Credit Agreement, and as a result, its EBITDA for all periods presented must be excluded from our consolidated Covenant Adjusted EBITDA.

(5)	Other includes certain other miscellaneous items (primarily severance related expenses and asset write-downs).
Our covenant requirements and actual ratios for the twelve months ended October 2, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.25	3.29
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.43

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
The Company and its subsidiaries and affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. The Company used the net proceeds from its IPO to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility and $370.0 million on the senior secured term loan facility.
The following table summarizes our future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 2, 2015 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 2, 2015	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,251,653	$68,415	$401,566	$2,396,696	$2,384,976
Capital lease obligations	57,660	13,012	24,915	14,388	5,345
Estimated interest payments(2)	930,800	217,700	400,200	281,200	31,700
Operating leases	532,988	221,521	158,179	77,929	75,359
Purchase obligations(3)	458,393	226,531	118,205	47,638	66,019
Other long-term liabilities reflected on the balance sheet(4)	320,441	83,800	17,900	10,700	208,041
	$7,551,935	$830,979	$1,120,965	$2,828,551	$2,771,440
		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 2, 2015	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$63,679	$63,679	$—	$—	$—
Guarantees	—	—	—	—	—
	$63,679	$63,679	$—	$—	$—

(1)	Excludes the $15.6 million discount on the senior secured term loan facilities.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at October 2, 2015 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2016 through 2021 is $4,781,900, $4,693,500, $4,667,800, $4,582,100, $2,873,000 and $952,200, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2016 through 2021 is 4.55%, 4.38%, 4.17%, 4.01%, 3.39% and 3.33%, respectively (See Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).

(3)	Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities from which we operate.

(4)	Includes certain unfunded employee retirement and severance related obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of October 2, 2015, we have gross uncertain tax liabilities of $21.4 million (see Note 8 to the audited consolidated financial statements). During fiscal 2015, we made contributions totaling $59.2 million into our defined benefit pension plans and benefit payments and settlements of $14.5 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2016 are $10.8 million and estimated benefit payments out of these plans in fiscal 2016 are $11.5 million (see Note 7 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with several financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million, which expires on May 2017. In addition, the Receivables Facility includes a seasonal tranche which will increase the capacity by $25 million at certain times of the year. As of October 2, 2015, approximately $350.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Consolidated Balance Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in this Annual Report. As described in such notes, we recognize sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment.
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
Asset Impairment Determinations
Goodwill and the Aramark trade name are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow approach of each reporting unit with its estimated net book value.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country is evaluated separately since these operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. Based on our evaluation performed in the fourth quarter of our fiscal year, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
Litigation and Claims
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our businesses, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breach of contractual and other obligations. We consider the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, we consider, among other issues:

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
Inventory Obsolescence
We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the Uniform segment. In calculating our inventory obsolescence reserve, we analyze historical and projected data regarding customer demand within specific product categories and make assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Our accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our results of operations.
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 2, 2015 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 2, 2015. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of October 2, 2015	2016	2017		2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate	$13	$15		$10	$9	$1,006	$5	$1,058	$1,098
Average interest rate	5.0%	5.0%		5.0%	5.0%	5.8%	5.0%	5.7%
Variable rate	$68	$376	(a)	$26	$1,365	$32	$2,385	$4,252	$4,243
Average interest rate	8.4%	1.5%		3.3%	3.4%	3.3%	3.3%	3.3%
Interest Rate Swaps:
Receive variable/pay fixed	$575	$1,000		$600	$575	$225	$—	$2,975	$(50)
Average pay rate	3.2%	1.6%		1.7%	2.0%	2.9%
Average receive rate	0.7%	0.8%		0.8%	0.8%	0.8%

(a)	Balance includes $350 million of borrowings under the Receivables Facility.
As of October 2, 2015, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €43.3 million, £23.9 million, CAD 82.8 million and DKK18.4 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of October 2, 2015, the fair value of these foreign exchange contracts is $0.9 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of October 2, 2015, the Company has contracts for approximately 12.8 million gallons outstanding for fiscal 2015. As of October 2, 2015, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $4.4 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of October 2, 2015. The effectiveness of the Company's internal control over financial reporting as of October 2, 2015 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited Aramark and subsidiaries’ (the Company) internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing in item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aramark and subsidiaries as of October 2, 2015 and October 3, 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013, and our report dated December 1, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
December 1, 2015

Item 9B.    Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal year ended October 2, 2015. In addition, we sought confirmation from certain entities which were significant stockholders during the period covered by this report with respect to companies that may have been considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.
The descriptions of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) were significant stockholders of ours during the first half of fiscal year 2015 and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”). EIG and SAMIH may therefore be deemed to have been under common “control” with us during such period; however, this statement is not meant to be an admission that common control existed.
The disclosures below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to have been under common “control” with us. The disclosure does not relate to any activities conducted by Aramark or by WP and does not involve our or WP’s management. Neither Aramark nor WP has had any involvement in or control over the disclosed activities of EIG or SAMIH, and neither Aramark nor WP has independently verified or participated in the preparation of the disclosure. Neither Aramark nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.
As to EIG:
EIG disclosed in its annual report on Form 10-K for the year ended December 31, 2014 the following disclosure related to EIG:
“On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account, was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, we discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. We promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. We have ceased billing for the Subscriber Account. To date, we have not received any correspondence from OFAC regarding this matter.
On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of our compliance review processes, we discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through our platform. We immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and we promptly reported the Domain Names as potentially blocked property to OFAC. We did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when we discovered that they were registered through our platform on July 15, 2014. To date, we have not received any correspondence from OFAC regarding the matter.
On July 15, 2014 during a compliance scan of all domain names on one of our platforms, we identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of our resellers, there was no direct financial transaction between us and the registered owner of the Domain Name. The Domain Name was suspended upon our discovering it on our platform, and we reported the Domain Name to OFAC as potentially the property of a SDN. To date, we have not received any correspondence from OFAC regarding the matter.”
As to SAMIH:
An affiliate of SAMIH, Santander Consumer USA Holdings Inc., disclosed in its annual report on Form 10-K for the year ended December 31, 2014 the following disclosure related to SAMIH:
“During the period covered by this report:

•
A Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction ("NPWMD") designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although we continue to receive repayment installments. In 2014, total revenue in connection with this mortgage was approximately £2,580, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In 2014, total revenue for Santander in connection with the investment accounts was approximately £250 while net profits were negligible relative to the overall profits of Santander.

•
In addition, during the third quarter 2014, Santander UK has identified two additional customers. A UK national designated by the U.S. under the NPWMD sanctions program held a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit was generated by Santander UK on this account. A second UK national designated by the U.S. for terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter. Although transactions took place on the current account, revenue and profits generated during 2014 were negligible. No transactions took place on the credit card.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2014, Santander was owed €2.3 million under this credit facility.
Santander has not been receiving payments from Bank Mellat under any of these credit facilities in recent years. Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.
Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.
In the aggregate, all of the transactions described above resulted in approximately €41,000 gross revenues and approximately €80,500 net loss to Santander for the year ended December 31, 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.”
An affiliate of SAMIH, Santander Consumer USA Holdings Inc., disclosed in its quarterly report on Form 10-Q for the quarter ended March 31, 2015 the following disclosure related to SAMIH:
“During the period covered by this quarterly report:

•
A Santander UK entity holds frozen savings accounts and one current account for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with this mortgage was approximately £800, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will be made only in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first quarter of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. For the three months ended March 31, 2015, total revenue for Santander in connection with the investment accounts was approximately £70 while net profits were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which is included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Bank Mellat entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2015, Santander was owed €1.8 million under this credit facility.
Santander has not been receiving payments from Bank Mellat under any of these credit facilities in recent years. Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.
Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.
In the aggregate, all of the transactions described above resulted in approximately €8,300 gross revenues and approximately €45,000 net loss to Santander for the first quarter of 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.”

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
Information on beneficial ownership reporting compliance required by Item 10 will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
We have a Business Conduct Policy that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on the Investor Relations section of our website at www.aramark.com. A copy of our Business Conduct Policy may be obtained free of charge by writing to Investor Relations, Aramark, 1101 Market Street, Philadelphia, PA 19107. Our Business Conduct Policy contains a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption “Fees to Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2015.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 2015.

Name	Capacity

/s/ ERIC J. FOSS	Chairman, President and Chief Executive Officer
Eric J. Foss

/s/ STEPHEN P. BRAMLAGE, JR.	Executive Vice President and Chief Financial Officer
Stephen P. Bramlage, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ TODD M. ABBRECHT	Director
Todd M. Abbrecht

/s/ LAWRENCE T. BABBIO, JR.	Director
Lawrence T. Babbio, Jr.

/s/ DAVID A. BARR	Director
David A. Barr

/s/ PIERRE-OLIVIER BECKERS-VIEUJANT	Director
Pierre-Olivier Beckers-Vieujant

/s/ LEONARD S. COLEMAN, JR.	Director
Leonard S. Coleman, Jr.

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ SANJEEV MEHRA	Director
Sanjeev Mehra

/s/ STEPHEN SADOVE	Director
Stephen Sadove

ARAMARK AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of October 2, 2015 and October 3, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aramark and subsidiaries as of October 2, 2015 and October 3, 2014, and the results of their operations and their cash flows for each of the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 1, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 1, 2015

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2015 AND OCTOBER 3, 2014
(in thousands, except share amounts)

	October 2, 2015	October 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$122,416	$111,690
Receivables (less allowances: 2015 - $39,023 ; 2014 - $37,381)	1,444,574	1,582,431
Inventories	575,263	553,815
Prepayments and other current assets	236,870	217,040
Total current assets	2,379,123	2,464,976
Property and Equipment, at cost:
Land, buildings and improvements	639,148	610,569
Service equipment and fixtures	1,745,545	1,745,146
	2,384,693	2,355,715
Less - Accumulated depreciation	(1,425,348)	(1,358,384)
	959,345	997,331
Goodwill	4,558,968	4,589,680
Other Intangible Assets	1,111,980	1,252,741
Other Assets	1,214,634	1,150,965
	$10,224,050	$10,455,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$81,427	$89,805
Accounts payable	850,040	986,240
Accrued payroll and related expenses	522,687	532,160
Accrued expenses and other current liabilities	726,834	770,668
Total current liabilities	2,180,988	2,378,873
Long-Term Borrowings	5,212,290	5,355,789
Deferred Income Taxes and Other Noncurrent Liabilities	937,311	993,118
Redeemable Noncontrolling Interest	10,102	9,877
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2015— 266,564,567 shares and 2014—256,086,839; and outstanding: 2015— 239,917,320 shares and 2014—233,910,487)	2,666	2,561
Capital surplus	2,784,730	2,575,011
Accumulated deficit	(228,641)	(382,463)
Accumulated other comprehensive loss	(166,568)	(106,298)
Treasury stock (shares held in treasury: 2015— 26,647,247 shares and 2014—22,176,352)	(508,828)	(370,775)
Total stockholders' equity	1,883,359	1,718,036
	$10,224,050	$10,455,693

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013
(in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Sales	$14,329,135	$14,832,913	$13,945,657
Costs and Expenses:
Cost of services provided	12,880,424	13,363,918	12,661,145
Depreciation and amortization	504,033	521,581	542,136
Selling and general corporate expenses	316,740	382,851	227,902
	13,701,197	14,268,350	13,431,183
Operating income	627,938	564,563	514,474
Interest and Other Financing Costs, net	285,942	334,886	423,845
Income from Continuing Operations Before Income Taxes	341,996	229,677	90,629
Provision for Income Taxes	105,020	80,218	19,233
Income from Continuing Operations	236,976	149,459	71,396
Loss from Discontinued Operations, net of tax	—	—	(1,030)
Net income	236,976	149,459	70,366
Less: Net income attributable to noncontrolling interests	1,030	503	1,010
Net income attributable to Aramark stockholders	$235,946	$148,956	$69,356

Earnings per share attributable to Aramark stockholders:
Basic:
Income from Continuing Operations	$0.99	$0.66	$0.35
Loss from Discontinued Operations	—	—	(0.01)
	$0.99	$0.66	$0.34
Diluted:
Income from Continuing Operations	$0.96	$0.63	$0.34
Loss from Discontinued Operations	—	—	(0.01)
	$0.96	$0.63	$0.33
Weighted Average Shares Outstanding:
Basic	237,616	225,866	201,916
Diluted	246,616	237,451	209,370

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013
(in thousands)

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net income	$236,976	$149,459	$70,366
Other comprehensive (loss) income, net of tax:
Pension plan adjustments	3,522	(13,596)	19,745
Foreign currency translation adjustments	(43,547)	(31,281)	(17,142)
Cash flow hedges:
Losses on cash flow hedges	(34,622)	(17,626)	(5,281)
Reclassification adjustments	11,681	15,430	14,393
Share of equity investee's comprehensive income	2,696	—	2,805
Other comprehensive (loss) income, net of tax	(60,270)	(47,073)	14,520
Comprehensive income	176,706	102,386	84,886
Less: Net income attributable to noncontrolling interests	1,030	503	1,010
Comprehensive income attributable to Aramark stockholders	$175,676	$101,883	$83,876

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013
(in thousands)

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$236,976	$149,459	$70,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,033	521,581	542,136
Income taxes deferred	(4,108)	37,372	(17,791)
Share-based compensation expense	66,416	96,332	19,417
Changes in operating assets and liabilities:
Receivables	81,284	(226,756)	(108,583)
Inventories	(29,587)	(19,810)	(34,950)
Prepayments	9,763	(77,609)	(49,224)
Accounts payable	(99,265)	9,657	74,462
Accrued expenses	(61,839)	(113,193)	161,441
Changes in other noncurrent liabilities	(52,136)	(9,034)	(26,506)
Changes in other assets	13,595	10,123	30,581
Other operating activities	17,904	20,037	34,558
Net cash provided by operating activities	683,036	398,159	695,907
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(524,384)	(545,194)	(392,932)
Disposals of property and equipment	19,128	28,494	11,298
Proceeds from divestitures	—	24,000	919
Acquisition of certain businesses:
Working capital other than cash acquired	(143)	(540)	(547)
Property and equipment	—	(6,681)	(183)
Additions to goodwill, other intangible assets and other assets, net	(3,234)	(14,235)	(21,836)
Other investing activities	4,299	8,934	17,893
Net cash used in investing activities	(504,334)	(505,222)	(385,388)
Cash flows from financing activities:
Proceeds from long-term borrowings	71,926	1,570,818	3,080,464
Payments of long-term borrowings	(209,621)	(1,978,606)	(3,314,853)
Net change in funding under the Receivables Facility	—	50,000	36,200
Payments of dividends	(81,898)	(52,186)	—
Proceeds from initial public offering, net	—	524,081	—
Proceeds from issuance of common stock	39,946	4,408	5,597
Distribution in connection with spin-off of Seamless	—	—	(47,352)
Repurchase of common stock	(50,176)	(4,730)	(42,399)
Other financing activities	61,847	(6,030)	(53,926)
Net cash provided by (used in) financing activities	(167,976)	107,755	(336,269)
Increase (decrease) in cash and cash equivalents	10,726	692	(25,750)
Cash and cash equivalents, beginning of period	111,690	110,998	136,748
Cash and cash equivalents, end of period	$122,416	$111,690	$110,998
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013
(in thousands)

	Total	Total Aramark Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest
Balance, September 28, 2012	$966,864	$933,017	$2,159	$1,636,128	$(444,479)	$(73,745)	$(187,046)	$33,847
Net income	69,572	69,356			69,356			216
Other comprehensive income	14,520	14,520				14,520
Capital contributions from issuance of common stock	24,559	24,559	35	24,524
Compensation expense related to stock incentive plans	19,417	19,417		19,417
Tax benefits related to stock incentive plans	4,841	4,841		4,841
Decrease in common stock subject to repurchase obligation, net	8,753	8,753		8,753
Repurchases of common stock	(66,646)	(66,646)					(66,646)
Distributions of Seamless	(138,173)	(104,110)			(104,110)			(34,063)
Balance, September 27, 2013	$903,707	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)	$—
Net income attributable to Aramark Stockholders	148,956	148,956			148,956
Other comprehensive income (loss)	(47,073)	(47,073)				(47,073)
Capital contributions from issuance of common stock	62,087	62,087	87	62,000
Capital contributions from initial public offering	524,081	524,081	280	523,801
Compensation expense related to stock incentive plans	96,332	96,332		96,332
Tax benefits related to stock incentive plans	40,507	40,507		40,507
Change due to termination of provision in Stockholders' Agreement	158,708	158,708		158,708
Repurchases of common stock	(117,083)	(117,083)					(117,083)
Payment of dividends	(52,186)	(52,186)			(52,186)
Balance, October 3, 2014	$1,718,036	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	235,946			235,946
Other comprehensive loss	(60,270)				(60,270)
Capital contributions from issuance of common stock	77,095	105	76,990
Compensation expense related to stock incentive plans	66,416		66,416
Tax benefits related to stock incentive plans	66,313		66,313
Repurchases of common stock	(138,053)					(138,053)
Payments of dividends	(82,124)			(82,124)
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the “Company”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure and corrections clients. The Company's core market is North America (composed of the United States and Canada), which is supplemented by an additional 19-country footprint serving many of the fastest growing global geographies. The Company operates its business in three reportable segments that share many of the same operating characteristics: Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
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
Fiscal Year
The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 2, 2015 and September 27, 2013 were each fifty-two week periods and the fiscal year ended October 3, 2014 was a fifty-three week period.
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
In January 2014, the FASB issued an ASU which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The guidance is effective for the Company beginning in the first quarter of fiscal 2016. The Company does not believe the pronouncement will have a material impact on the consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	October 2, 2015			October 3, 2014			September 27, 2013
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$236,976			$149,459			$70,366
Pension plan adjustments	2,832	690	3,522	(17,640)	4,044	(13,596)	29,943	(10,198)	19,745
Foreign currency translation adjustments	(50,458)	6,911	(43,547)	(37,246)	5,965	(31,281)	(30,832)	13,690	(17,142)
Cash flow hedges:
Losses on cash flow hedges	(58,143)	23,521	(34,622)	(29,201)	11,575	(17,626)	(8,881)	3,600	(5,281)
Reclassification adjustments	20,143	(8,462)	11,681	25,921	(10,491)	15,430	23,768	(9,375)	14,393
Share of equity investee's comprehensive income	4,148	(1,452)	2,696	—	—	—	4,315	(1,510)	2,805
Other comprehensive income (loss)	(81,478)	21,208	(60,270)	(58,166)	11,093	(47,073)	18,313	(3,793)	14,520
Comprehensive income			176,706			102,386			84,886
Less: Net income attributable to noncontrolling interests			1,030			503			1,010
Comprehensive income attributable to Aramark stockholders			$175,676			$101,883			$83,876

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss consists of the following (in thousands):

	October 2, 2015	October 3, 2014
Pension plan adjustments	$(40,597)	$(44,119)
Foreign currency translation adjustments	(71,541)	(27,994)
Cash flow hedges	(49,131)	(26,190)
Share of equity investee's Accumulated Other Comprehensive loss	(5,299)	(7,995)
	$(166,568)	$(106,298)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses included in operating results for fiscal 2015, fiscal 2014 and fiscal 2013 were not material.
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
The components of inventories are as follows:

	October 2, 2015	October 3, 2014
Food	37.2%	39.3%
Career apparel and linens	60.3%	57.9%
Parts, supplies and novelties	2.5%	2.8%
	100.0%	100.0%
During the third quarter of fiscal 2015, the Company recorded an impairment charge of approximately $8.7 million, which is included in "Cost of services provided" in the Consolidated Statement of Income, to write down the book value of one of its buildings within the FSS North America segment to its fair value (its appraised value). The building assets are classified as held for sale and included in "Prepayments and other current assets" in the Consolidated Balance Sheets as of October 2, 2015.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2015, fiscal 2014 and fiscal 2013 was $226.6 million, $239.9 million, and $239.1 million, respectively. During fiscal 2015, the Company received proceeds of approximately $9.8 million related to the sale of a building within the FSS North America segment, resulting in a gain of approximately $3.1 million.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, deferred financing costs, computer software costs, pension assets and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the cost method. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net, principally in the FSS North America segment, were $782.7 million and $670.6 million as of October 2, 2015 and October 3, 2014, respectively. Amortization expense for client contract investments was $128.8 million, $106.2 million and $100.9 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $152.5 million and $180.3 million at October 2, 2015 and October 3, 2014, respectively, which is included in “Other Assets” in the Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	October 2, 2015	October 3, 2014
Current assets	$279,244	$376,914
Noncurrent assets	127,158	154,510
Current liabilities	234,305	302,230
Noncurrent liabilities	32,625	52,489

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Sales	$1,377,043	$1,552,250	$1,693,598
Gross profit	152,539	174,194	192,857
Net income	25,747	26,869	29,236
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd., was $10.7 million, $10.5 million and $11.5 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and is recorded as a reduction of "Cost of services provided" in the Consolidated Statements of Income. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company received $22.2 million, $6.5 million and $7.9 million of cash distributions from AIM Services Co., Ltd, respectively.
Other Accrued Expenses and Liabilities
Accrued expenses and other current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest, fair value of interest rate swaps and accrued commissions. Advanced payments from clients as of October 2, 2015 and October 3, 2014 were $248.1 million and $267.7 million, respectively. The Company is self-insured for the risk retained under its general liability and workers’ compensation arrangements. Self-insurance reserves are recorded based on historical claims experience and actuarial analyses. As of October 2, 2015 and October 3, 2014, $51.8 million and $51.1 million of insurance accruals were included in accrued expenses and other current liabilities, respectively.
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
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	October 2, 2015	October 3, 2014	September 27, 2013
Interest paid	$267.9	$348.5	$350.6
Income taxes paid	$31.5	$55.8	$74.8
Significant noncash activities follow:

•
During fiscal 2015, fiscal 2014 and fiscal 2013, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $17.9 million, $16.6 million and $16.1 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2015, fiscal 2014 and fiscal 2013, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $89.6 million, $116.3 million and $26.9 million, respectively.

•	During fiscal 2014, obligations related to client contract investments of approximately $57.2 million that were unpaid at October 3, 2014 and were included in other assets and accounts payable.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DIVESTITURES:
Fiscal 2015
During the fourth quarter of fiscal 2015, the Company announced it had made the decision to exit certain operations within the FSS International segment. The Company will be winding down these operations during fiscal 2016. As a result of this action, the Company incurred charges of approximately $14.6 million during fiscal 2015, which consists of severance charges (approximately $4.4 million), asset write-downs (approximately $8.0 million) and certain other exit costs (approximately $2.2 million). The Company recorded these charges in “Cost of services provided” in the Consolidated Statements of Income. The Company expects to incur additional costs of approximately $1.5 million in association with this action over fiscal 2016 as the exit from these operations is completed.
Aramark India Private Limited Divestiture
During the second quarter of fiscal 2015, the Company completed the sale of Aramark India Private Limited ("India"), resulting in a pretax loss of approximately $4.3 million (after tax gain of approximately $1.8 million due to the tax basis exceeding the book basis of the subsidiary), which is included in "Cost of services provided" in the Consolidated Statements of Income for fiscal 2015. The Company did not receive any proceeds from the sale of its India subsidiary. The results of operations and cash flows associated with the India subsidiary divestiture were not material to the Company's Consolidated Statements of Income and Cash Flows.
Fiscal 2014
McKinley Chalet Hotel Divestiture
During the first quarter of fiscal 2014, the Company completed the sale of its McKinley Chalet Hotel (the "Chalet") located adjacent to Denali National Park for approximately $24.0 million in cash. The transaction resulted in a pretax loss of approximately $6.7 million (net of tax loss of approximately $9.1 million), which is included in "Cost of services provided" in the Consolidated Statements of Income for fiscal 2014. The pretax loss includes a write-off of an allocation of goodwill of approximately $12.8 million. The results of operations and cash flows associated with the Chalet divestiture were not material to the Company's Consolidated Statements of Income and Cash Flows.
Fiscal 2013
Spin-off of Seamless Holdings Corporation (now a part of GrubHub Inc.)
During the first quarter of fiscal 2013, the Company completed the spin-off of its majority interest in Seamless North America, LLC ("Seamless") to its stockholders.
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
Until October 29, 2012, Seamless Holdings and its subsidiaries were part of the Company and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated financial statements until that date. Following the spin-off, Seamless Holdings is an independent company and the Company retains no ownership interest in Seamless Holdings or Seamless. The Company's pro forma results of operations for fiscal 2013 would not have been materially different than reported assuming the spin-off and related transactions had occurred at the beginning of the prior year period.
NOTE 3. SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2013, the Company initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. As a result, the Company recorded charges during fiscal 2013 of approximately $63.9 million for severance and related costs. In addition, the Company recorded charges during fiscal 2013 of approximately $11.7 million for goodwill impairments and other asset write-downs of approximately $12.0 million primarily related to the write-offs of certain client contractual investments. During fiscal 2014, as a result of additional cost saving and refinements and the continuation of productivity initiatives to the Company's original plans developed in fiscal 2013 for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded net severance charges of approximately $21.3 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, as part of the next phase related to streamlining and improving the efficiency and effectiveness of the Company's selling, general and administrative functions, the Company incurred net severance charges of approximately $23.1 million (exclusive of the severance charges incurred related to the exit of certain operations within the FSS International segment- see Note 2). In addition, during fiscal 2015, the Company recorded charges of approximately $6.0 million to write-off service equipment from the decline in its Canadian remote services business within our FSS North America segment, which is included in “Cost of services provided” in the Consolidated Statements of Income.
The following table summarizes the unpaid obligations for severance and related costs as of October 2, 2015, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. The majority of the unpaid obligations are expected to be paid during fiscal 2016.

(in millions)	October 3, 2014	Net Charges	Payments and Other	October 2, 2015
Severance and Related Costs Accrual	$40.7	23.1	(37.8)	$26.0
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed its annual goodwill impairment test for fiscal 2015, which determined goodwill was not impaired. The Company performs its annual impairment test as of the end of the fiscal month August.
Goodwill, allocated by segment, is as follows (in thousands):

Segment	October 3, 2014	Acquisitions and Divestitures	Translation	October 2, 2015
FSS North America	$3,583,656	$—	$(291)	$3,583,365
FSS International	431,245	—	(30,421)	400,824
Uniform	574,779	—	—	574,779
	$4,589,680	$—	$(30,712)	$4,558,968

Other intangible assets consist of (in thousands):

	October 2, 2015			October 3, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,859,689	$(1,494,885)	364,804	$1,885,222	$(1,386,248)	$498,974
Trade names	748,809	(1,633)	747,176	755,400	(1,633)	753,767
	$2,608,498	$(1,496,518)	$1,111,980	$2,640,622	$(1,387,881)	$1,252,741
Acquisition-related intangible assets consist of customer relationship assets, the Aramark trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 12 years. The Aramark trade name is an indefinite lived intangible asset and is not amortizable but is evaluated for impairment at least annually. The Company completed its annual trade name impairment test for fiscal 2015, which did not result in an impairment charge.
Intangible assets of approximately $3.3 million were acquired through certain immaterial business combinations during fiscal 2015. Amortization of intangible assets for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $133 million, $158 million and $192 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the recorded balances at October 2, 2015, total estimated amortization of all acquisition-related intangible assets for fiscal years 2016 through 2020 follows (in thousands):

2016	$96,961
2017	$74,043
2018	$50,866
2019	$41,302
2020	$40,679
NOTE 5. BORROWINGS:
Long-term borrowings are summarized in the following table (in thousands):

	October 2, 2015	October 3, 2014
Senior secured revolving credit facility	$70,000	$—
Senior secured term loan facility, due July 2016	74,130	74,884
Senior secured term loan facility, due September 2019	1,195,697	1,351,189
Senior secured term loan facility, due February 2021	2,501,141	2,559,925
5.75% senior notes, due March 2020	1,000,000	1,000,000
Receivables Facility, due May 2017	350,000	350,000
Capital leases	57,660	54,420
Other	45,089	55,176
	5,293,717	5,445,594
Less—current portion	(81,427)	(89,805)
	$5,212,290	$5,355,789
As of October 2, 2015, there was approximately $437.4 million of outstanding foreign currency borrowings.
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
The senior secured term loan facility consists of the following subfacilities as of October 2, 2015:

•	A U.S. dollar denominated term loan to Aramark Services, Inc. in the amount of $1,195.7 million (due 2019) and $2,108.8 million (due 2021);

•	A U.S. dollar denominated term loan to a Canadian subsidiary in the amount of $74.1 million (due 2016);

•	A yen denominated term loan to Aramark Services, Inc. in the amount of ¥4,966.8 million (approximately $41.4 million due 2021);

•	A Canadian dollar denominated term loan to a Canadian subsidiary in the amount of CAD33.5 million (approximately $25.4 million due 2021);

•	A euro denominated term loan to an Irish subsidiary in an amount of €137.4 million (approximately $154.0 million due 2021); and

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £112.8 million (approximately $171.5 million due 2021);
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
Debt of $74.1 million related to the U.S. dollar denominated term loan to a Canadian subsidiary, contractually due 2016, has been classified as noncurrent in the Consolidated Balance Sheets as the Company has the ability and intent to finance the repayment of this term loan through additional borrowings under the Senior Secured Credit Agreement (see Note 18).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Revolving Credit Facility
The senior secured revolving credit facility consists of the following subfacilities:

•	A revolving credit facility available for loans in U.S. dollars to Aramark Services, Inc. with aggregate commitments of $680 million (due February 24, 2019); and

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
The 2014 Amendment Agreement also extended, from January 26, 2017, to February 24, 2019, the maturity of $565.0 million in revolving lender commitments and increased the revolving lender commitments by $165 million. During fiscal 2014, approximately $4.8 million of third-party costs directly attributable to the revolving credit facility of the 2014 Amendment Agreement were capitalized and are included in "Other Assets" in the Consolidated Balance Sheets.
The applicable margin spread for U.S. dollar borrowings under the $680.0 million of extended revolving credit commitments is 2.50% with respect to eurocurrency (LIBOR) borrowings and 1.50% with respect to base-rate borrowings. The applicable margin spread for Canadian dollar borrowings under the revolving credit facility are 2.50% for BA (bankers’ acceptance) rate borrowings and 1.50% for base rate borrowings. U.S. and Canadian swingline loans must be base rate borrowings.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

covenant and customary conditions precedent. Our ability to obtain extensions of credit under these incremental facilities or commitments is subject to the same conditions as extensions of credit under the existing credit facilities.
As of October 2, 2015, there was approximately $643.5 million available for borrowing on the revolving credit facility.
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
During fiscal 2015, the Company made an optional prepayment of approximately $157.0 million of outstanding U.S. dollar term loans. During fiscal 2014, the Company prepaid approximately $35.0 million to cover required principal payments on the 2019 term loan.
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
The Company is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 1% per annum of their funded total principal amount. This requirement does not apply to the senior secured term loan facility, due September 2019, due to the principal prepayments made by the Company.
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
The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, Aramark Services, Inc.’s ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes; create restrictions on the payment of dividends or other amounts to Aramark Services, Inc. from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing Aramark Services, Inc.’s outstanding notes (or any indebtedness that refinances the notes); and fundamentally change Aramark Services, Inc.’s business. In addition, the senior secured revolving credit facility requires Aramark Services, Inc. to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 2, 2015, Aramark Services, Inc. was in compliance with all of these covenants.
The senior secured credit agreement requires Aramark Services, Inc. to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.875x, being reduced over time to 5.125x (as of October 2, 2015—5.25x). Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents on the consolidated balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if Aramark Services, Inc.’s revolving credit facility lenders failed to waive any such default, would also constitute a default under the indenture. The actual ratio at October 2, 2015 was 3.29x.
The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for Aramark Services, Inc. to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If Aramark Services, Inc. does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and Aramark Services, Inc.’s estimated share of interest expense from one equity method investee. The actual ratio was 4.43x for the twelve months ended October 2, 2015.
5.75% Senior Notes due 2020
On March 7, 2013, Aramark Services, Inc. issued $1,000 million of 5.75% Senior Notes due March 15, 2020 (the “Senior Notes”) pursuant to an indenture, dated as of March 7, 2013 (the “Indenture”), entered into by Aramark Services, Inc. The Senior Notes were issued at par. The Senior Notes are unsecured obligations of Aramark Services, Inc. The Senior Notes rank equal in right of payment to all of Aramark Services, Inc.’s existing and future senior debt and senior in right of payment to all of Aramark Services, Inc.’s existing and future debt that is expressly subordinated in right of payment to the Senior Notes. The Senior Notes are guaranteed on a senior, unsecured basis by substantially all of the domestic subsidiaries of Aramark Services, Inc. Interest on the Senior Notes is payable on March 15 and September 15 of each year. The Senior Notes and guarantees are structurally subordinated to all of the liabilities of any of Aramark Services, Inc.’s subsidiaries that do not guarantee the Senior Notes. The Company is a guarantor of Aramark Services, Inc.'s obligations with respect to the Senior Notes.
In the event of certain types of changes of control, the holders of the Senior Notes may require Aramark Services, Inc. to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase. Beginning March 15, 2015, Aramark Services, Inc. has the option to redeem all or a portion of the Senior Notes at any time at the redemption prices set forth in the Indenture.
The Indenture contains covenants limiting Aramark Services, Inc.’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to Aramark Services, Inc.; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of Aramark Services, Inc.’s assets; and designate Aramark Services, Inc.’s subsidiaries as unrestricted subsidiaries. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
Future Maturities and Interest and Other Financing Costs, net
At October 2, 2015, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $15.6 million discount on the senior secured term loan facilities) are as follows (in thousands):

2016	$81,427
2017	390,279
2018	36,202
2019	1,373,437
2020	1,037,647
Thereafter	2,390,321

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Interest expense	$286,261	$334,442	$425,625
Interest income	(4,932)	(4,338)	(6,430)
Other financing costs	4,613	4,782	4,650
Total	$285,942	$334,886	$423,845
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
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of October 2, 2015 and October 3, 2014, approximately ($43.3) million and ($19.7) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2015, fiscal 2014 and fiscal 2013 was not material.
The Company has $74.1 million of outstanding amortizing cross currency swaps to mitigate the risk of variability in principal and interest payments on the Canadian subsidiary's variable rate debt denominated in U.S. dollars. As of October 2, 2015 and October 3, 2014, unrealized net of tax losses of approximately ($5.8) million and ($6.5) million related to the cross currency swap were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for this cash flow hedging instrument during fiscal 2015, fiscal 2014 and fiscal 2013 was not material.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Interest rate swap agreements	$(18,654)	$854	$7,598
Cross currency swap agreements	13,917	(3,050)	1,514
	$(4,737)	$(2,196)	$9,112

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives not Designated in Hedging Relationships
In fiscal 2013, as a result of an amendment to the senior secured credit agreement, the Company elected to de-designate the cross currency swaps that hedged the Canadian subsidiary's term loan with a maturity date of January 26, 2014. As a result, changes in the fair value of these swaps are recorded in earnings. During the second quarter of fiscal 2014, the cross currency swap matured. For fiscal 2014 and fiscal 2013, the Company recorded a pretax gain of approximately $5.8 million and $3.0 million for the change in the fair value of these swaps in “Interest and Other Financing Costs, net” in the Consolidated Statements of Income, respectively.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During fiscal 2015, the Company entered into contracts for approximately 13.5 million gallons. As of October 2, 2015, the Company has contracts for approximately 12.8 million gallons outstanding for fiscal 2016. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. During fiscal 2015 and fiscal 2014, the Company recorded pretax losses of $4.4 million and $1.8 million in the Consolidated Statements of Income for the change in the fair value of these agreements. The impact on earnings related to the change in fair value of these contracts for fiscal year 2013 was not material.
As of October 2, 2015, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €43.3 million, £23.9 million, CAD82.8 million and DKK18.4 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	October 2, 2015	October 3, 2014
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Prepayments	$7,523	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments	—	379
		$7,523	$379
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$6,086	$—
Interest rate swap agreements	Other Noncurrent Liabilities	51,762	27,015
Cross currency swap agreements	Other Noncurrent Liabilities	—	7,467
		57,848	34,482

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	922	—
Gasoline and diesel fuel agreements	Accounts Payable	4,419	1,783
		$63,189	$36,265

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Account	October 2, 2015	October 3, 2014	September 27, 2013
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$31,367	$31,511	$23,479
Cross currency swap agreements	Interest Expense	(11,224)	(5,590)	289
		$20,143	$25,921	$23,768
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$(5,111)	$181
Gasoline and diesel fuel agreements	Cost of services provided	8,512	1,696	7
Foreign currency forward exchange contracts	Interest Expense	(4,821)	3,644	2,697
		3,691	229	2,885
		$23,834	$26,150	$26,653
The Company previously entered into a Japanese yen denominated term loan in the amount of ¥4,966.8 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.
At October 2, 2015, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $19.5 million.
NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2015, fiscal 2014 and fiscal 2013 was $29.0 million, $27.7 million and $32.4 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations. The total expense of these international plans for fiscal 2015, fiscal 2014 and fiscal 2013 was $8.5 million, $9.6 million and $8.5 million, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.
The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2015, fiscal 2014 and fiscal 2013 (in thousands):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Service cost	$9,478	$9,550	$11,045
Interest cost	12,367	13,571	12,693
Expected return on plan assets	(16,970)	(16,544)	(14,256)
Settlements	52	527	308
Amortization of prior service cost	165	52	119
Recognized net loss	1,658	1,131	3,436
Net periodic pension cost	$6,750	$8,287	$13,345

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table set forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	October 2, 2015	October 3, 2014
Benefit obligation, beginning	$326,729	$296,389
Foreign currency translation	(34,384)	(17,401)
Service cost	9,478	9,550
Interest cost	12,367	13,571
Employee contributions	2,597	2,978
Actuarial loss (gain)	(252)	38,274
Benefits paid	(14,256)	(13,529)
Settlements and curtailments	(192)	(3,103)
Benefit obligation, ending	$302,087	$326,729
Change in plan assets:
Fair value of plan assets, beginning	$276,934	$248,679
Foreign currency translation	(31,144)	(14,451)
Employer contributions	59,155	23,769
Employee contributions	2,597	2,978
Actual return on plan assets	11,321	32,596
Benefits paid	(14,256)	(13,529)
Settlements	(231)	(3,108)
Fair value of plan assets, end	$304,376	$276,934
Funded Status at end of year	$2,289	$(49,795)
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	October 2, 2015	October 3, 2014
Noncurrent benefit asset (included in Other Assets)	$5,548	$—
Current benefit liability (included in Accrued expenses and other current liabilities)	—	(955)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(3,259)	(48,840)
Net actuarial loss (included in Accumulated other comprehensive (income) loss before taxes)	62,308	65,104
Prior service cost (included in Accumulated other comprehensive (income) loss before taxes)	26	36
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	October 2, 2015	October 3, 2014
Discount rate	4.0%	4.6%
Rate of compensation increase	3.3%	3.3%
Long-term rate of return on assets	6.6%	6.6%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	October 2, 2015	October 3, 2014
Discount rate	3.9%	4.0%
Rate of compensation increase	3.2%	3.3%
Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation as of October 2, 2015 was $279.6 million. During fiscal 2015, actuarial losses of approximately $5.0 million were recognized in other comprehensive loss (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of October 2, 2015 expected to be recognized in net periodic pension cost during fiscal 2016 is approximately $1.7 million (before taxes).
The accumulated benefit obligation as of October 3, 2014 was $302.8 million. During fiscal 2014, actuarial losses of approximately $21.3 million were recognized in other comprehensive (loss) (before taxes) and $1.1 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of October 2, 2015 and October 3, 2014 (in thousands):

	October 2, 2015	October 3, 2014
Projected benefit obligation	$23,475	$148,459
Accumulated benefit obligation	21,871	144,165
Fair value of plan assets	8,717	109,789
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
The fair value of plan assets for the Company’s defined benefit pension plans as of October 2, 2015 and October 3, 2014 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	October 2, 2015	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$44,318	$44,318
Investment funds:
Pooled funds—equity	154,112		$154,112
Pooled funds—fixed income	96,998		96,998
Real estate	8,948			$8,948
Total	$304,376	$44,318	$251,110	$8,948
	October 3, 2014	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$697	$697
Investment funds:
Pooled funds—equity	168,605		$168,605
Pooled funds—fixed income	98,951		98,951
Real estate	8,681			$8,681
Total	$276,934	$697	$267,556	$8,681
The fair value of the pooled separate accounts is based on the value of the underlying assets, as reported to the Plan by the trustees. The pooled separate account is comprised of a portfolio of underlying securities that can be valued on active markets. Fair value is calculated by applying the Plan’s percentage ownership in the pooled separate account to the total market value of the account’s underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic companies (approximately 25%) and international companies (approximately 75%) that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic (approximately 16%) and international (approximately 84%) corporate bonds and government securities. Substantially all of the real estate investments are in international markets. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active.
It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. During fiscal 2015, the Company made voluntary pension contributions above the minimum required of approximately $45 million. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2016	$11,505
Fiscal 2017	11,703
Fiscal 2018	11,583
Fiscal 2019	12,114
Fiscal 2020	12,281
Fiscal 2021 – 2025	68,432
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2016 are approximately $10.8 million.
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

The Company's participation in these plans for fiscal 2015 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the endangered zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2015, fiscal 2014 and fiscal 2013 contributions.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2015	2014		2015	2014	2013	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$6,580	$6,304	$6,011	No	2/28/2014 - 9/1/2018
Service Employees Pension Fund of Upstate New York (1)	16-0908576/ 001	Critical	Critical	Implemented	527	440	360	No	9/30/2014 - 6/30/2015
Local 1102 Retirement Trust (2)	13-1847329/ 001	Critical	Critical	Implemented	300	334	275	No	10/31/2017 - 6/30/2019
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical	Implemented	3,659	3,549	3,415	No	1/31/2007 - 3/30/2018
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Endangered	Endangered	Implemented	198	156	161	No	1/31/2018
Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-0708442/ 001	Critical	Green	Pending	321	307	306	Yes	5/13/2014 - 1/29/2018
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	51-6056180/ 001	Critical	Critical	Implemented	768	668	453	No	4/29/2016
SEIU National Industry Pension Fund	52-6148540/ 001	Critical	Critical	Implemented	298	47	173	No	4/14/2016 - 12/31/2016
Automotive Industries Pension Plan (3)	94-1133245/ 001	N/A	Critical	N/A	10	29	28	No	N/A
Local 171 Pension Plan	37-6155648/ 001	Critical	Critical	Implemented	79	62	60	No	7/7/2017
Other funds					13,663	13,227	13,021
Total contributions					$26,403	$25,123	$24,263

(1)	Over 60% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2015.
(2)	Over 90% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2019.
(3)	During fiscal 2014, the Company negotiated with a union to discontinue its participation in this fund.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/ 2014 and 12/31/2013
Service Employees Pension Fund of Upstate New York	12/31/ 2014 and 12/31/2013
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	12/31/ 2014 and 12/31/2013
Local 171 Pension Plan	12/31/ 2014 and 12/31/2013
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2015.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income from continuing operations before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States	$250,069	$110,936	$18,557
Non-U.S.	91,927	118,741	72,072
	$341,996	$229,677	$90,629
The provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Current:
Federal	$64,221	$6,692	$2,740
State and local	15,223	5,308	126
Non-U.S.	29,684	30,846	34,158
	109,128	42,846	37,024
Deferred:
Federal	(585)	32,843	(1,007)
State and local	(208)	2,515	(656)
Non-U.S.	(3,315)	2,014	(16,128)
	(4,108)	37,372	(17,791)
	$105,020	$80,218	$19,233
Current taxes receivable of $72.3 million and $85.8 million at October 2, 2015 and October 3, 2014, respectively, are included in “Prepayments and other current assets.”
The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of income from continuing operations before income taxes):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.9	2.2	1.0
Foreign taxes	(3.7)	(2.3)	(2.2)
Permanent book/tax differences	0.3	2.7	1.8
Uncertain tax positions	(0.5)	(0.4)	(1.6)
Tax credits & other	(3.3)	(2.3)	(12.8)
Effective income tax rate	30.7%	34.9%	21.2%
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
As of October 2, 2015, certain subsidiaries have recorded deferred tax assets of $19.2 million associated with accumulated federal, state and foreign net operating loss carryforwards. The Company has approximately $8.6 million valuation allowance as of October 2, 2015 against these carryforwards due to the uncertainty of its realization. The table of deferred tax assets shown below does not include certain deferred tax assets at October 2, 2015 and October 3, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. The unrecognized tax

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits, as of October 2, 2015 and October 3, 2014, attributable to these net operating losses was approximately $4.2 million and $5.2 million, respectively. The Company has elected to follow the tax law ordering approach to determine the sequence in which NOL carryforwards are utilized. Additionally, capital surplus will be increased by approximately $4.2 million if and when such deferred tax assets are ultimately realized. The federal, state and foreign net operating loss carryforwards will expire from 2015 through 2025.
As of October 2, 2015, the Company has approximately $4.5 million of foreign tax credit carryforwards, which expire in 2025. The Company believes it is more likely than not that it will be able to generate taxable income in the future sufficient to utilize these carryforwards, and no valuation allowance is necessary. The Company does not currently hold significant or excessive cash balances at any of its foreign operations and does not consider any of its unremitted earnings to be permanently reinvested. Therefore, the Company has provided a deferred tax liability for incremental United States taxes on all unremitted earnings.
As of October 2, 2015 and October 3, 2014, the components of deferred taxes are as follows (in thousands):

	October 2, 2015	October 3, 2014
Deferred tax liabilities:
Derivatives	$—	$2,322
Property and equipment	54,218	52,484
Investments	29,526	36,233
Other intangible assets, including goodwill	654,568	674,097
Inventory and Other	110,869	94,597
Gross deferred tax liability	849,181	859,733
Deferred tax assets:
Derivatives	5,282	—
Insurance	21,737	27,574
Employee compensation and benefits	219,645	210,906
Accruals and allowances	20,836	22,216
Net operating loss/credit carryforwards and other	32,884	43,320
Gross deferred tax asset, before valuation allowances	300,384	304,016
Valuation allowances	(8,630)	(12,032)
Net deferred tax liability	$557,427	$567,749
Current deferred tax liabilities of $22.0 million and $14.7 million are included in "Accrued expenses and other current liabilities" as of October 2, 2015 and October 3, 2014, respectively. Deferred tax liabilities of $535.4 million and $553.0 million as of October 2, 2015 and October 3, 2014, respectively, are included in “Deferred Income Taxes and Other Noncurrent Liabilities."
The Company had approximately $21.4 million of total gross unrecognized tax benefits as of October 2, 2015, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	October 2, 2015	October 3, 2014
Balance, beginning of year	$26,217	$27,337
Additions based on tax positions taken in the current year	270	804
Additions/Reductions for tax positions taken in prior years	1,715	3,306
Reductions for remeasurements, settlements and payments	(6,004)	(597)
Reductions due to statute expiration	(786)	(4,633)

Balance, end of year	$21,412	$26,217
The effective tax rate for fiscal 2015 includes a benefit of approximately $4.8 million resulting from the gross reversal of reserves for uncertain tax positions related to audit settlements and the expiration of statutes of limitations, offset by an increase in tax expense for uncertain tax positions taken in the current and prior years. The benefit is offset by a write-off of current income taxes receivable of approximately $3.5 million related to Work Opportunity Tax Credits.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had approximately $5.6 million and $5.9 million accrued for interest and penalties as of October 2, 2015 and October 3, 2014, respectively, and recorded approximately ($0.2) million and ($1.0) million in interest and penalties during fiscal 2015 and fiscal 2014, respectively.
The Company does not expect the amount of unrecognized tax benefits to significantly change within the next 12 months.
The Company has substantially concluded all United States federal income tax matters for years through 2013. The Company's federal income tax returns for fiscal years ended September 28, 2012 and September 27, 2013 were under examination by the Internal Revenue Service in the first quarter of 2015 and were settled in the fourth quarter of 2015 with no significant adjustments. The Company believes that adequate amounts have been reserved for any adjustments which may ultimately result from examinations after years 2013.
Generally, a number of years may elapse before a particular tax reporting year is audited and finally resolved. The Company has open tax years in its jurisdictions ranging from 1 to 10 years. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company does not anticipate any adjustments resulting from state or foreign tax audits would result in a material change to the results of operations or financial condition. However, unfavorable settlement of any particular issue would require use of the Company's cash.
NOTE 9. STOCKHOLDERS' EQUITY:
During the first quarter of fiscal 2014, the Company completed an IPO of 28.0 million shares of its common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. The Company used the net proceeds to repay borrowings on the senior secured revolving credit facility and a portion of the principal on the senior secured term loan facility. In addition, the Company paid cash bonuses and certain other expenses of approximately $5.0 million related to the IPO which were included in the Consolidated Statements of Income for fiscal 2014.
During the fourth quarter of fiscal 2015, the Company completed a repurchase of 1.5 million shares of its common stock for approximately $48.5 million.
During the fiscal years ended October 2, 2015 and October 3, 2014, the Company paid dividends of approximately $81.9 million and $52.2 million, respectively, to its stockholders. On November 17, 2015, the Company's Board declared a $0.095 dividend per share of common stock, payable on December 9, 2015, to shareholders of record on the close of business on November 30, 2015.
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
Share-based compensation expense charged to expense for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $66.4 million, before taxes of approximately $26.0 million, approximately $96.3 million, before taxes of approximately $37.6 million, and approximately $19.4 million, before taxes of approximately $7.6 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Consolidated Statements of Income. No compensation expense was capitalized.
Cash received from option exercises during fiscal 2015, fiscal 2014 and fiscal 2013 was $39.9 million, $4.4 million and $5.6 million, respectively. For fiscal 2015, fiscal 2014 and fiscal 2013, the amount of tax benefit on option exercises and restricted stock unit deliveries included in “Other financing activities” in the Consolidated Statements of Cash Flows was $66.3 million, $40.5 million and $4.8 million, respectively.
Stock Options
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Expected volatility	30%	30%	30%
Expected dividend yield	1.05% - 1.20%	1.5%	0%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	1.60% - 2.07%	2.06% - 2.33%	1.02% - 2.36%
The weighted-average grant-date fair value of Time-Based Options granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $8.34, $6.72 and $5.41 per option, respectively.
Compensation expense for Time-Based Options is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $16.4 million, $12.9 million and $9.3 million was charged to expense during fiscal 2015, fiscal 2014 and fiscal 2013 for Time-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.
As of October 2, 2015, there was approximately $30.8 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized over a weighted-average period of approximately 2.53 years.
A summary of Time-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 3, 2014	15,749	$13.37
Granted	2,857	$28.85
Exercised	(4,840)	$8.65
Forfeited and expired	(500)	$18.29
Outstanding at October 2, 2015	13,266	$18.24	$167,226	7.1
Exercisable at October 2, 2015	6,176	$13.37	$107,838	5.9
Expected to vest at October 2, 2015	5,874	$22.85	$47,035	8.3
The total intrinsic value of Time-Based Options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $107.8 million, $79.9 million and $17.2 million, respectively. The total fair value of Time-Based Options that vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $13.7 million, $13.2 million and $3.9 million, respectively.
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

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Expected volatility	25%	30%	30%
Expected dividend yield	1.09% - 1.20%	1.5%	0%
Expected life (in years)	4.0 - 4.5	4.0 - 5.0	4.5 - 5.5
Risk-free interest rate	1.53% - 1.63%	0.65% - 1.47%	0.61% - 0.85%
The weighted-average grant-date fair value of the Performance-Based Options granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $15.01, $9.20 and $4.54 per option, respectively.
During the first quarter of fiscal 2014, the Compensation Committee approved an amendment to all outstanding 2007 Management Stock Incentive Plan (the "2007 MSIP") Option Agreements (the “Performance Option Amendment”) modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Amendment provided that in the event of an initial public offering of Aramark, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the “Missed Year Options”) would become vested if the initial public offering price for the common stock of Aramark equals or exceeds $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Aramark equals or exceeds $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options will become vested. There were a total of approximately 5.0 million Missed Year Options which fully vested by the second quarter of fiscal 2014 as all performance targets were met.
Compensation expense for Performance-Based Options is recognized principally on a straight-line basis over the requisite performance and service periods. During fiscal 2015, fiscal 2014 and fiscal 2013, $10.8 million, $58.5 million, which includes approximately $50.9 million related to the missed year options that were modified, and $6.4 million was charged to expense for Performance-Based Options, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.
During the third quarter of fiscal 2015, all unvested performance-based options granted under the 2007 MSIP vested due to the sponsors of the Company's 2007 going-private transaction achieving the required rate of return on their sales of the Company's stock to constitute a return-based event under the original terms of such options related to approximately 0.7 million shares.
A summary of Performance-Based Options activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 3, 2014	9,330	$9.36
Granted	—	$—
Exercised	(4,460)	$7.82
Forfeited and expired	(85)	$12.19
Outstanding at October 2, 2015	4,785	$10.74	$96,123	4.8
Exercisable at October 2, 2015	4,785	$10.74	$96,123	4.8
Expected to vest at October 2, 2015	—	$—	$—	—
The total intrinsic value of Performance-Based Options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $102.9 million, $74.6 million and $8.5 million, respectively. The total fair value of Performance-Based Options that vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $16.4 million, $58.8 million and $0.2 million, respectively.
Deferred Stock Units
Deferred stock units are issued only to non-employee members of the Board of Directors of the Company and represent the right to receive shares of the Company’s common stock in the future. Each deferred stock unit will be converted to one share of the Company’s common stock six months and one day after the date on which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Company’s common stock. The deferred stock units vest at the time of the next annual meeting of stockholders (which is generally one year after grant). The Company granted 35,163 deferred stock units during fiscal 2015. The compensation cost charged to expense during fiscal 2015, fiscal 2014 and fiscal 2013 for deferred stock units was approximately $0.6 million, $1.5 million and $0.6 million, respectively.
Time-Based Restricted Stock Units
The Restricted Stock Unit Agreement provides for grants of restricted stock units ("RSUs"), 25% of which will vest and be settled in shares on each of the first four anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The RSU grant in connection with the IPO and certain other grants vest and settle in shares generally on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company’s common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2014	2,770	$19.22
Granted	520	$29.48
Vested	(867)	$19.16
Forfeited	(141)	$19.02
Outstanding at October 2, 2015	2,282	$21.61
The compensation cost charged to expense during fiscal 2015, fiscal 2014 and fiscal 2013 for RSUs was approximately $19.5 million, $14.2 million and $1.3 million, respectively. As of October 2, 2015, there was approximately $30.2 million of unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.12 years.
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

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at October 3, 2014	711	$24.21
Granted	826	$28.85
Vested	(222)	$24.10
Forfeited	(45)	$25.77
Outstanding at October 2, 2015	1,270	$27.20

The compensation cost charged to expense during fiscal 2015 and fiscal 2014 for PSUs was approximately $17.4 million and $7.2 million, respectively. As of October 2, 2015, there was approximately $11.5 million of unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a weighted-average period of approximately 1.43 years.
NOTE 11. EARNINGS PER SHARE:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Earnings:
Income from Continuing Operations attributable to Aramark stockholders	$235,946	$148,956	$70,386
Loss from Discontinued Operations, net of tax	—	—	(1,030)
Net income attributable to Aramark stockholders	$235,946	$148,956	$69,356
Shares:
Basic weighted-average shares outstanding	237,616	225,866	201,916
Effect of dilutive securities	9,000	11,585	7,454
Diluted weighted-average shares outstanding	246,616	237,451	209,370

Basic Earnings Per Share:
Income from Continuing Operations	$0.99	$0.66	$0.35
Loss from Discontinued Operations	—	—	(0.01)
	$0.99	$0.66	$0.34

Diluted Earnings Per Share:
Income from Continuing Operations	$0.96	$0.63	$0.34
Loss from Discontinued Operations	—	—	(0.01)
	$0.96	$0.63	$0.33
Share-based awards to purchase 2.5 million, 1.5 million and 6.0 million shares were outstanding at October 2, 2015, October 3, 2014 and September 27, 2013, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, performance-based options and performance stock units of approximately 0.8 million and 7.8 million shares were outstanding at October 3, 2014 and September 27, 2013, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with two financial institutions where we sell on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $350.0 million and the Receivables Facility expires in May 2017. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility by $25.0 million from November to March. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. At both October 2, 2015 and October 3, 2014, the amount of outstanding borrowings under the Receivables Facility was $350.0 million and is included in “Long-Term Borrowings."
NOTE 13. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $458.4 million at October 2, 2015, primarily in connection with commitments for capital projects and client contract investments. At October 2, 2015, the Company also has letters of credit outstanding in the amount of $63.7 million.
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $124.3 million at October 2, 2015 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 2, 2015.
Rental expense for all operating leases was $181.8 million, $188.0 million and $179.3 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of October 2, 2015 (in thousands):

2016	$221,521
2017	85,947
2018	72,232
2019	44,721
2020	33,208
2021-Thereafter	75,359
Total minimum rental obligations	$532,988
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2015 and fiscal 2014 (in thousands):

	Quarter Ended
	January 2, 2015	April 3, 2015	July 3, 2015	October 2, 2015
Sales	$3,702,353	$3,594,627	$3,486,203	$3,545,952
Cost of services provided	3,287,281	3,239,214	3,164,700	3,189,230
Income from Continuing Operations	85,620	60,105	34,038	57,213
Net income attributable to Aramark stockholders	85,497	59,823	33,761	56,865
Earnings per share:
Basic	$0.36	$0.25	$0.14	$0.24
Diluted	0.35	0.24	0.14	0.23
Dividends declared per common share	0.08625	0.08625	0.08625	0.08625

	Quarter Ended
	December 27, 2013	March 28, 2014	June 27, 2014	October 3, 2014
Sales	$3,763,081	$3,502,007	$3,620,057	$3,947,768
Cost of services provided	3,354,819	3,159,808	3,275,409	3,573,882
Income from Continuing Operations	44,916	13,117	46,916	44,510
Net income attributable to Aramark stockholders	44,762	12,916	46,873	44,405
Earnings per share:
Basic	$0.22	$0.06	$0.20	$0.19
Diluted	0.21	0.05	0.19	0.18
Dividends declared per common share	—	0.075	0.075	0.075
NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses and assets not specifically allocated to an individual segment and share-based compensation expense (see Note 10). Financial information by segment follows (in millions):

	Sales
	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
FSS North America	$9,950.3	$10,232.8	$9,594.2
FSS International	2,858.2	3,111.2	2,940.2
Uniform	1,520.6	1,488.9	1,411.3
	$14,329.1	$14,832.9	$13,945.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Income
	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
FSS North America	$494.5	$501.3	$403.2
FSS International	95.3	106.2	68.1
Uniform	191.8	172.1	117.3
	781.6	779.6	588.6
Corporate	(153.7)	(215.0)	(74.2)
Operating Income	627.9	564.6	514.4
Interest and Other Financing Costs, net	(285.9)	(334.9)	(423.8)
Income from Continuing Operations Before Income Taxes	$342.0	$229.7	$90.6

	Depreciation and Amortization
	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
FSS North America	$385.2	$381.0	$374.2
FSS International	47.1	59.2	64.0
Uniform	70.2	79.6	102.0
Corporate	1.5	1.8	1.9
	$504.0	$521.6	$542.1

	Capital Expenditures and Client Contract Investments and Other*
	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
FSS North America	$395.3	$431.3	$283.3
FSS International	49.1	48.4	63.0
Uniform	72.6	53.8	46.7
Corporate	7.4	18.4	0.1
	$524.4	$551.9	$393.1
* Includes amounts acquired in business combinations

	Identifiable Assets
	October 2, 2015	October 3, 2014
FSS North America	$6,955.9	$7,072.9
FSS International	1,369.9	1,485.3
Uniform	1,751.7	1,695.7
Corporate	146.6	201.8
	$10,224.1	$10,455.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States	$10,727.8	$10,798.5	$10,025.0
Foreign	3,601.3	4,034.4	3,920.7
	$14,329.1	$14,832.9	$13,945.7

	Property and Equipment, net
	October 2, 2015	October 3, 2014
United States	$817.0	$834.4
Foreign	142.3	162.9
	$959.3	$997.3
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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company’s debt at October 2, 2015 and October 3, 2014 was $5,341.3 million and $5,441.5 million, respectively. The carrying value of the Company’s debt at October 2, 2015 and October 3, 2014 was $5,293.7 million and $5,445.6 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 17. RELATED PARTY TRANSACTIONS:
Net payments in fiscal 2015, fiscal 2014 and fiscal 2013 to entities affiliated with GS Capital Partners pursuant to interest rate swap transactions were approximately $6.1 million, $7.9 million and $3.1 million, respectively. The net payments in fiscal 2015, fiscal 2014 and fiscal 2013 to entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $4.0 million, $6.9 million and $5.5 million, respectively. In August 2015, these companies sold their remaining shares of Aramark common stock and are no longer viewed as related parties.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUBSEQUENT EVENTS
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million using borrowings available under its senior secured revolving credit facility. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swaps agreements previously designated as cash flow hedges. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
NOTE 19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
October 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$31.8	$42.8	$47.8	$—	$122.4
Receivables	—	3.7	295.6	1,145.3	—	1,444.6
Inventories, at lower of cost or market	—	16.0	487.6	71.7	—	575.3
Prepayments and other current assets	—	59.7	74.4	102.8	—	236.9
Total current assets	—	111.2	900.4	1,367.6	—	2,379.2
Property and Equipment, net	—	20.7	785.2	153.4	—	959.3
Goodwill	—	173.1	3,982.8	403.1	—	4,559.0
Investment in and Advances to Subsidiaries	1,883.5	5,586.0	479.5	16.1	(7,965.1)	—
Other Intangible Assets	—	29.7	985.5	96.8	—	1,112.0
Other Assets	—	67.8	919.8	229.0	(2.0)	1,214.6
	$1,883.5	$5,988.5	$8,053.2	$2,266.0	$(7,967.1)	$10,224.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21.9	$13.0	$46.5	$—	$81.4
Accounts payable	—	152.8	419.3	278.0	—	850.1
Accrued expenses and other liabilities	0.1	135.5	818.6	295.2	0.1	1,249.5
Total current liabilities	0.1	310.2	1,250.9	619.7	0.1	2,181.0
Long-term Borrowings	—	4,394.0	44.5	773.8	—	5,212.3
Deferred Income Taxes and Other Noncurrent Liabilities	—	415.3	500.6	21.4	—	937.3
Intercompany Payable	—	—	5,096.8	1,075.8	(6,172.6)	—
Common Stock Subject to Repurchase and Other	—	—	10.1	—	—	10.1
Total Stockholders' Equity	1,883.4	869.0	1,150.3	(224.7)	(1,794.6)	1,883.4
	$1,883.5	$5,988.5	$8,053.2	$2,266.0	$(7,967.1)	$10,224.1

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended October 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,014.8	$9,517.3	$3,797.0	$—	$14,329.1
Costs and Expenses:
Cost of services provided	—	900.1	8,438.8	3,541.5	—	12,880.4
Depreciation and amortization	—	11.4	415.9	76.7	—	504.0
Selling and general corporate expenses	2.2	162.4	135.4	16.8	—	316.8
Interest and other financing costs, net	—	255.8	(2.4)	32.5	—	285.9
Expense allocations	(2.2)	(334.8)	306.9	30.1	—	—
	—	994.9	9,294.6	3,697.6	—	13,987.1
Income before Income Taxes	—	19.9	222.7	99.4	—	342.0
Provision for Income Taxes	—	6.0	70.0	29.0	—	105.0
Equity in Net Income of Subsidiaries	236.0	—	—	—	(236.0)	—
Net income	236.0	13.9	152.7	70.4	(236.0)	237.0
Less: Net income attributable to noncontrolling interest	—	—	1.0	—	—	1.0
Net income attributable to Aramark stockholders	236.0	13.9	151.7	70.4	(236.0)	236.0
Other comprehensive loss, net of tax	(60.3)	(12.9)	(3.0)	(78.9)	94.8	(60.3)
Comprehensive income (loss) attributable to Aramark stockholders	$175.7	$1.0	$148.7	$(8.5)	$(141.2)	$175.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended October 3, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,047.4	$9,544.7	$4,240.8	$—	$14,832.9
Costs and Expenses:
Cost of services provided	—	929.1	8,506.4	3,928.4	—	13,363.9
Depreciation and amortization	—	13.7	412.1	95.8	—	521.6
Selling and general corporate expenses	7.8	216.6	139.2	19.2	—	382.8
Interest and other financing costs	—	302.9	(1.2)	33.2	—	334.9
Expense allocations	(7.8)	(376.9)	342.3	42.4	—	—
	—	1,085.4	9,398.8	4,119.0	—	14,603.2
Income (Loss) from Continuing Operations before Income Taxes	—	(38.0)	145.9	121.8	—	229.7
Provision (Benefit) for Income Taxes	—	(15.6)	62.9	32.9	—	80.2
Equity in Net Income of Subsidiaries	149.0	—	—	—	(149.0)	—
Net income (loss)	149.0	(22.4)	83.0	88.9	(149.0)	149.5
Less: Net income attributable to noncontrolling interest	—	—	0.5	—	—	0.5
Net income (loss) attributable to Aramark stockholders	149.0	(22.4)	82.5	88.9	(149.0)	149.0
Other comprehensive income (loss), net of tax	(47.1)	12.1	(0.6)	(82.6)	71.1	(47.1)
Comprehensive income (loss) attributable to Aramark stockholders	$101.9	$(10.3)	$81.9	$6.3	$(77.9)	$101.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 27, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,034.0	$8,792.8	$4,118.8	$—	$13,945.6
Costs and Expenses:
Cost of services provided	—	996.6	7,811.8	3,852.8	—	12,661.2
Depreciation and amortization	—	21.0	418.9	102.2	—	542.1
Selling and general corporate expenses	0.9	82.5	125.7	18.8	—	227.9
Interest and other financing costs, net	51.0	342.4	(2.7)	33.1	—	423.8
Expense allocations	—	(362.8)	326.1	36.7	—	—
	51.9	1,079.7	8,679.8	4,043.6	—	13,855.0
Income (Loss) from Continuing Operations before Income Taxes	(51.9)	(45.7)	113.0	75.2	—	90.6
Provision (Benefit) for Income Taxes	(19.2)	(31.9)	52.3	18.0	—	19.2
Equity in Net Income of Subsidiaries	102.1	—	—	—	(102.1)	—
Income (Loss) from Continuing Operations	69.4	(13.8)	60.7	57.2	(102.1)	71.4
Loss from Discontinued Operations, net of tax	—	—	(1.0)	—	—	(1.0)
Net income (loss)	69.4	(13.8)	59.7	57.2	(102.1)	70.4
Less: Net income attributable to noncontrolling interests	—	—	0.8	0.2	—	1.0
Net income (loss) attributable to Aramark stockholders	69.4	(13.8)	58.9	57.0	(102.1)	69.4
Other comprehensive income (loss), net of tax	14.5	34.8	0.6	(19.2)	(16.2)	14.5
Comprehensive income attributable to Aramark stockholders	$83.9	$21.0	$59.5	$37.8	$(118.3)	$83.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 2, 2015
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.7)	$51.0	$319.0	$318.6	$(4.9)	$683.0
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(13.9)	(445.0)	(65.5)	—	(524.4)
Disposals of property and equipment	—	0.5	8.9	9.7	—	19.1
Acquisitions of businesses, net of cash acquired	—	—	(3.4)	—	—	(3.4)
Other investing activities	—	(1.0)	(0.7)	6.1	—	4.4
Net cash used in investing activities	—	(14.4)	(440.2)	(49.7)	—	(504.3)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	70.0	—	1.9	—	71.9
Payments of long-term borrowings	—	(178.9)	(14.7)	(16.0)	—	(209.6)
Payments of dividends	—	(81.9)	—	—	—	(81.9)
Proceeds from issuance of common stock	—	39.9	—	—	—	39.9
Repurchase of common stock	—	(50.2)	—	—	—	(50.2)
Other financing activities	—	66.4	(3.9)	(0.6)	—	61.9
Change in intercompany, net	0.7	103.6	141.0	(250.2)	4.9	—
Net cash provided by (used in) financing activities	0.7	(31.1)	122.4	(264.9)	4.9	(168.0)
Increase in cash and cash equivalents	—	5.5	1.2	4.0	—	10.7
Cash and cash equivalents, beginning of period	—	26.3	41.6	43.8	—	111.7
Cash and cash equivalents, end of period	$—	$31.8	$42.8	$47.8	$—	$122.4

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 3, 2014
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors		Non Guarantors		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0.5	$65.6	$470.5		$(105.4)		$(33.1)	$398.1
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(20.2)	(456.7)		(68.3)		—	(545.2)
Disposals of property and equipment	—	8.4	6.2		13.9		—	28.5
Proceeds from divestitures	—	—	24.0		—		—	24.0
Acquisitions of businesses, net of cash acquired	—	—	(13.2)		(8.2)		—	(21.4)
Other investing activities	—	0.3	14.0		(5.4)		—	8.9
Net cash used in investing activities	—	(11.5)	(425.7)		(68.0)		—	(505.2)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,293.7	—		277.1		—	1,570.8
Payments of long-term borrowings		(1,877.4)	(14.5)		(86.7)		—	(1,978.6)
Net change in funding under the Receivables Facility	—	—	—		50.0		—	50.0
Payments of dividends	—	(52.2)	—		—		—	(52.2)
Proceeds from initial public offering, net	524.1	—	—		—		—	524.1
Proceeds from issuance of common stock	—	4.4	—		—		—	4.4
Repurchase of common stock	—	(4.7)	—	—	—	—	—	(4.7)
Other financing activities	—	4.4	(6.4)		(4.0)		—	(6.0)
Change in intercompany, net	(524.6)	581.0	(22.8)		(66.7)		33.1	—
Net cash provided by (used in) financing activities	(0.5)	(50.8)	(43.7)		169.7		33.1	107.8
Increase (decrease) in cash and cash equivalents	—	3.3	1.1		(3.7)		—	0.7
Cash and cash equivalents, beginning of period	—	23.0	40.5		47.5		—	111.0
Cash and cash equivalents, end of period	$—	$26.3	$41.6		$43.8		$—	$111.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 27, 2013
(in millions)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$599.9	$97.7	$585.5	$64.0	$(651.2)	$695.9
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(14.3)	(292.4)	(86.2)	—	(392.9)
Disposals of property and equipment	—	—	5.4	5.9	—	11.3
Proceeds from divestitures	—	—	0.9	—	—	0.9
Acquisitions of businesses, net of cash acquired	—	—	(22.6)	—	—	(22.6)
Other investing activities	—	(1.4)	27.4	(8.1)	—	17.9
Net cash used in investing activities	—	(15.7)	(281.3)	(88.4)	—	(385.4)
Cash flows from financing activities:					—
Proceeds from long-term borrowings	—	3,071.4	—	9.1	—	3,080.5
Payments of long-term borrowings	(600.0)	(2,521.2)	(13.7)	(180.0)	—	(3,314.9)
Net change in funding under the Receivables Facility	—	—	—	36.2	—	36.2
Proceeds from issuance of common stock	—	5.6	—	—	—	5.6
Repurchase of common stock	—	(42.4)	—	—	—	(42.4)
Distribution in connection with spin-off of Seamless	—	(47.4)	—	—	—	(47.4)
Other financing activities	—	(50.3)	(2.7)	(0.9)	—	(53.9)
Change in intercompany, net	—	(502.1)	(289.0)	139.9	651.2	—
Net cash provided by (used in) financing activities	(600.0)	(86.4)	(305.4)	4.3	651.2	(336.3)
Decrease in cash and cash equivalents	(0.1)	(4.4)	(1.2)	(20.1)	—	(25.8)
Cash and cash equivalents, beginning of period	0.1	27.4	41.7	67.6	—	136.8
Cash and cash equivalents, end of period	$—	$23.0	$40.5	$47.5	$—	$111.0

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014 AND SEPTEMBER 27, 2013

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2015
Reserve for doubtful accounts, advances & current notes receivable	$37,381	$16,220	$14,578	$39,023
Fiscal Year 2014
Reserve for doubtful accounts, advances & current notes receivable	$34,676	$15,037	$12,332	$37,381
Fiscal Year 2013
Reserve for doubtful accounts, advances & current notes receivable	$41,212	$11,297	$17,833	$34,676

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX
Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, Aramark, 1101 Market Street, Philadelphia, PA 19107.

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

10.1
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

10.2
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

10.3
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

10.4
Joinder Agreement, dated as of December 17, 2013, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.64 to Aramark’s Form S-4 filed with the SEC on December 17, 2013 (file number 333-192907)).

10.5
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

10.6
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

10.15†
Agreement Relating to Employment and Post-Employment Competition dated July 1, 2013 between Aramark Services, Inc. and Christina Takoudes Morrison (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013, pursuant to the Exchange Act
(file number 001-04762)).

10.16†
Offer Letter dated March 12, 2015, between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.17†
Agreement Relating to Employment and Post-Employment Competition dated March 12, 2015 between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.18†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-04762)).

10.19†
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

10.25†
Indemnification Agreement dated April 6, 2015, between Stephen P. Bramlage, Jr. and Aramark (incorporated by reference to Exhibit 10.3 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.26†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.27†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-04762)).

10.28†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.29†
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

10.31†
Amended and Restated Aramark Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit 10.49 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.32†
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2014) (incorporated by reference to Exhibit 10.50 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013
(file number 333-191057)).

10.33†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.34†
Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.35†	Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.36†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act
(file number 001-04762)).

10.37†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act
(file number 001-04762)).

10.38†
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

10.40†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act
(file number 001-04762)).

10.41†
Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.42†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.43†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act
(file number 001-04762)).

10.44†
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.45†
Form of Time-Based Restricted Stock Unit Award Agreement with Aramark (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 00104762)).

10.46†
Form of Restricted Stock Award Agreement with Aramark (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.47†
Form of Replacement Stock Option Award Agreement with Aramark (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.48†
Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.49†
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.50†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.51†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.52†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.53†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.54†
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

10.57†
Form of Restricted Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.72 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.58†
Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act
(file number 001-36223)).

10.59†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.26 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act
(file number 001-36223)).

10.60†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.61*†	Form of Performance Restricted Stock Award
10.62*†	Form of Non-Qualified Stock Option Award Agreement (Relative TSR Vesting)
10.63*†	Form of Restricted Stock Unit Award Agreement (Relative TSR Vesting)
10.64*†	Form of Performance Restricted Stock Award Agreement (Relative TSR Vesting)
10.65†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.66†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.67†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act
(file number 001-36223)).

10.68†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.69*†	Form of Aircraft Timesharing Agreement
10.70
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

10.71
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

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
23.2*	Consent of Independent Auditors-Deloitte Touche Tohmatsu LLC.
31.1*	Certification of Eric Foss, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Stephen P. Bramlage, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of AIM Services Co., Ltd.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith.
†    Identifies exhibits that consist of management contract or compensatory arrangement.