Form 10-Q
period 2016-01-01
Aramark
filed 2016-02-10
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended January 1, 2016 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016, the number of shares of the registrant's common stock outstanding is 241,907,914.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings Item 1A “Risk Factors,” Item 3 “Legal Proceedings” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on December 1, 2015, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	January 1, 2016	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$115,358	$122,416
Receivables (less allowances: 2016 - $42,650; 2015 - $39,023)	1,494,072	1,444,574
Inventories	563,408	575,263
Prepayments and other current assets	213,829	236,870
Total current assets	2,386,667	2,379,123
Property and Equipment, net	927,278	959,345
Goodwill	4,548,379	4,558,968
Other Intangible Assets	1,077,534	1,111,980
Other Assets	1,210,036	1,186,941
	$10,149,894	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$54,186	$81,427
Accounts payable	650,655	850,040
Accrued expenses and other current liabilities	1,023,478	1,249,521
Total current liabilities	1,728,319	2,180,988
Long-Term Borrowings	5,485,964	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	955,855	937,311
Redeemable Noncontrolling Interest	9,980	10,102
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2016—269,080,682 shares and 2015—266,564,567 shares; and outstanding: 2016—241,789,984 shares and 2015—239,917,320 shares)	2,687	2,666
Capital surplus	2,817,686	2,784,730
Accumulated deficit	(159,020)	(228,641)
Accumulated other comprehensive loss	(161,566)	(166,568)
Treasury stock (shares held in treasury: 2016—27,290,698 shares and 2015—26,647,247 shares)	(530,011)	(508,828)
Total stockholders' equity	1,969,776	1,883,359
	$10,149,894	$10,196,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 1, 2016	January 2, 2015
Sales	$3,710,275	$3,702,353
Costs and Expenses:
Cost of services provided	3,294,523	3,287,281
Depreciation and amortization	127,518	125,283
Selling and general corporate expenses	74,141	87,886
	3,496,182	3,500,450
Operating income	214,093	201,903
Interest and Other Financing Costs, net	71,320	71,923
Income Before Income Taxes	142,773	129,980
Provision for Income Taxes	49,337	44,360
Net income	93,436	85,620
Less: Net income attributable to noncontrolling interest	93	123
Net income attributable to Aramark stockholders	$93,343	$85,497

Earnings per share attributable to Aramark stockholders:
Basic	$0.39	$0.36
Diluted	$0.38	$0.35
Weighted Average Shares Outstanding:
Basic	240,521	234,621
Diluted	247,613	244,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 1, 2016	January 2, 2015
Net income	$93,436	$85,620
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,572)	(24,211)
Fair value of cash flow hedges	15,574	(8,778)
Other comprehensive income (loss), net of tax	5,002	(32,989)
Comprehensive income	98,438	52,631
Less: Net income attributable to noncontrolling interest	93	123
Comprehensive income attributable to Aramark stockholders	$98,345	$52,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 1, 2016	January 2, 2015
Cash flows from operating activities:
Net income	$93,436	$85,620
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	127,518	125,283
Deferred income taxes	21,399	(11,955)
Share-based compensation expense	15,270	15,792
Changes in operating assets and liabilities	(456,127)	(455,004)
Other operating activities	3,179	(3,566)
Net cash used in operating activities	(195,325)	(243,830)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(91,499)	(127,732)
Disposals of property and equipment	2,017	1,813
Acquisition of certain businesses, net of cash acquired	(231)	(944)
Other investing activities	3,579	2,225
Net cash used in investing activities	(86,134)	(124,638)
Cash flows from financing activities:
Proceeds from long-term borrowings	431,736	370,710
Payments of long-term borrowings	(172,522)	(14,595)
Net change in funding under the Receivables Facility	25,000	25,000
Payments of dividends	(22,853)	(20,225)
Proceeds from issuance of common stock	7,512	3,784
Other financing activities	5,528	12,918
Net cash provided by financing activities	274,401	377,592
Increase (decrease) in cash and cash equivalents	(7,058)	9,124
Cash and cash equivalents, beginning of period	122,416	111,690
Cash and cash equivalents, end of period	$115,358	$120,814

	Three Months Ended
(dollars in millions)	January 1, 2016	January 2, 2015
Interest paid	$51.7	$52.6
Income taxes paid	10.8	13.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	93,343			93,343
Other comprehensive income (loss)	5,002				5,002
Capital contributions from issuance of common stock	11,275	21	11,254
Compensation expense related to stock incentive plans	15,270		15,270
Tax benefits related to stock incentive plans	6,432		6,432
Repurchases of common stock	(21,183)					(21,183)
Payments of dividends	(23,722)			(23,722)
Balance, January 1, 2016	$1,969,776	$2,687	$2,817,686	$(159,020)	$(161,566)	$(530,011)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	85,497			85,497
Other comprehensive income (loss)	(32,989)				(32,989)
Capital contributions from issuance of common stock	23,227	36	23,191
Compensation expense related to stock incentive plans	15,792		15,792
Tax benefits related to stock incentive plans	14,450		14,450
Repurchases of common stock	(48,581)					(48,581)
Payment of dividends	(20,451)			(20,451)
Balance, January 2, 2015	$1,754,981	$2,597	$2,628,444	$(317,417)	$(139,287)	$(419,356)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on December 1, 2015. The Condensed Consolidated Balance Sheet as of October 2, 2015 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company’s business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest.
New Accounting Standard Updates
In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes to require all deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In April 2015, the FASB issued an ASU on debt issuance costs which requires presentation on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, and will no longer be recorded as a separate asset. The Company adopted the retrospective guidance in the first quarter of fiscal 2016 (see Note 4).
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
In May 2014, the FASB issued an ASU on revenue from contracts with customers which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of the pronouncement.
In January 2014, the FASB issued an ASU which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The Company adopted the guidance in the first quarter of fiscal 2016 which did not have a material impact on the condensed consolidated financial statements.

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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	January 1, 2016			January 2, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$93,436			$85,620
Foreign currency translation adjustments	(10,563)	(9)	(10,572)	(29,040)	4,829	(24,211)
Fair value of cash flow hedges	16,079	(505)	15,574	(22,310)	13,532	(8,778)
Other comprehensive income (loss)	5,516	(514)	5,002	(51,350)	18,361	(32,989)
Comprehensive income			98,438			52,631
Less: Net income attributable to noncontrolling interest			93			123
Comprehensive income attributable to Aramark stockholders			$98,345			$52,508
Accumulated other comprehensive loss consists of the following (in thousands):

	January 1, 2016	October 2, 2015
Pension plan adjustments	$(40,597)	$(40,597)
Foreign currency translation adjustments	(82,113)	(71,541)
Cash flow hedges	(33,557)	(49,131)
Share of equity investee's accumulated other comprehensive loss	(5,299)	(5,299)
	$(161,566)	$(166,568)
Property, Plant and Equipment
During the first quarter of fiscal 2016, the Company recorded an additional impairment charge of approximately $1.7 million, which is included in "Cost of services provided" in the Condensed Consolidated Statement of Income, to write down the book value of one of its buildings within the FSS North America segment to its fair value. The Company is in the process of preparing this building for sale.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $796.7 million and $782.7 million as of January 1, 2016 and October 2, 2015, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $151.3 million and $152.5 million at January 1, 2016 and October 2, 2015, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Sales	$342,096	$361,820
Gross profit	39,742	40,338
Net income	7,023	6,584
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd. was $3.0 million and $2.9 million for the three months ended January 1, 2016 and January 2, 2015, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income.
NOTE 2. SEVERANCE:
The Company previously initiated a series of actions and developed plans to drive efficiencies through the consolidation and centralization of select functions. As of January 1, 2016 and October 2, 2015, the Company had an accrual of approximately $18.6 million and $26.0 million, respectively, related to the unpaid obligations for these costs.
In addition, the Company incurred approximately $4.4 million of severance charges during fiscal 2015 from its decision to exit certain operations within the FSS International segment, $3.1 million of which was unpaid as of January 1, 2016.
NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS:
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
Changes in total goodwill during the three months ended January 1, 2016 follow (in thousands):

Segment	October 2, 2015	Translation	January 1, 2016
FSS North America	$3,583,365	$(82)	$3,583,283
FSS International	400,824	(10,507)	390,317
Uniform	574,779	—	574,779
	$4,558,968	$(10,589)	$4,548,379
Other intangible assets consist of the following (in thousands):

	January 1, 2016			October 2, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,851,955	$(1,519,582)	$332,373	$1,859,689	$(1,494,885)	$364,804
Trade names	746,794	(1,633)	745,161	748,809	(1,633)	747,176
	$2,598,749	$(1,521,215)	$1,077,534	$2,608,498	$(1,496,518)	$1,111,980
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
Amortization of intangible assets for the three months ended January 1, 2016 and January 2, 2015 was approximately $32.0 million and $35.0 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. BORROWINGS:
Long-term borrowings are summarized in the following table (in thousands):

	January 1, 2016	October 2, 2015
Senior secured revolving credit facility, due February 2019	$44,271	$70,000
Senior secured term loan facility, due July 2016	—	74,130
Senior secured term loan facility, due September 2019	1,190,070	1,189,371
Senior secured term loan facility, due February 2021	2,472,892	2,489,235
5.75% senior notes, due March 2020	991,017	990,540
5.125% senior notes, due January 2024	393,996	—
Receivables Facility, due May 2017	375,000	350,000
Capital leases	55,045	57,660
Other	17,859	45,088
	5,540,150	5,266,024
Less—current portion	(54,186)	(81,427)
	$5,485,964	$5,184,597
During the first quarter of fiscal 2016, the Company early adopted the April 2015 ASU on debt issuance costs, which requires these costs to be presented on the balance sheet as a direct reduction of long-term borrowings, similar to the presentation of debt discounts. As a result of the retrospective adoption, approximately $27.7 million of debt issuance costs were reclassified from "Other Assets" to "Long-Term Borrowings" on the Condensed Consolidated Balance Sheet, as of October 2, 2015.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary that had been borrowed under the Company's senior secured credit agreement and was due in July 2016 in the amount of $74.1 million.
On December 17, 2015, Aramark Services, Inc. (the "Issuer"), a subsidiary of the Company, issued $400 million of 5.125% Senior Notes (the "2024 Notes"), due January 15, 2024, pursuant to an indenture, dated as of December 17, 2015 (the “Indenture”), entered into by the Issuer, certain other Aramark entities, as guarantors of the 2024 Notes and the Bank of New York Mellon, as trustee. The 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the 2024 Notes. The 2024 Notes are senior unsecured obligations of the Issuer. The 2024 Notes rank equal in right of payment to all of the Issuer’s existing and future senior debt. The 2024 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of the Issuer. Interest on the 2024 Notes is payable on January 15 and July 15 of each year. The 2024 Notes and guarantees are effectively subordinated to all existing and future secured debt of the Issuer and the guarantors, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of the Issuer's subsidiaries that do not guarantee the 2024 Notes.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash Flow Hedges
The Company has $2.9 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of January 1, 2016 and October 2, 2015, approximately ($33.6) million and ($43.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended January 1, 2016 and January 2, 2015 was not material.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swap agreements, which resulted in a pre-tax charge of approximately $1.1 million recorded to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the three months ended January 1, 2016. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	January 1, 2016	January 2, 2015
Interest rate swap agreements	$11,082	$(7,246)
Cross currency swap agreements	(2,074)	3,742
	$9,008	$(3,504)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the first quarter of fiscal 2016, the Company entered into contracts for approximately 2.3 million gallons. As of January 1, 2016, the Company has contracts for approximately 11.9 million gallons outstanding for fiscal 2016 and fiscal 2017. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these contracts was a loss of approximately $0.9 million for the three months ended January 1, 2016. The impact on earnings related to the change in fair value of these contracts for the three months ended January 2, 2015 was a loss of approximately $3.6 million.
As of January 1, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €112.0 million, £114.0 million and CAD122.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	January 1, 2016	October 2, 2015
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Prepayments	$—	$7,523
		$—	$7,523
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses	$3,732	$6,086
Interest rate swap agreements	Other Noncurrent Liabilities	35,798	51,762
		39,530	57,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	500	922
Gasoline and diesel fuel agreements	Accounts Payable	5,341	4,419
		5,841	5,341
		$45,371	$63,189
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	January 1, 2016	January 2, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$9,017	$7,658
Cross currency swap agreements	Interest Expense	2,061	(3,423)
		11,078	4,235
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$2,505	$4,313
Foreign currency forward exchange contracts	Interest Expense	5,090	(1,581)
		7,595	2,732
		$18,673	$6,967
At January 1, 2016, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $16.6 million.
NOTE 6. STOCKHOLDERS' EQUITY:
During the three months ended January 1, 2016 and January 2, 2015, the Company paid dividends of approximately $22.9 million and $20.2 million to its stockholders, respectively. On February 2, 2016, the Company's Board declared a $0.095 dividend per share of common stock, payable on March 7, 2016, to shareholders of record on the close of business on February 16, 2016.
NOTE 7. SHARE-BASED COMPENSATION:
Share-based compensation expense for the three months ended January 1, 2016 and January 2, 2015 was approximately $15.3 million, before taxes of approximately $6.0 million and approximately $15.8 million, before taxes of approximately $6.2 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options
Time-Based Options
The Company granted 2.3 million time-based options with a weighted-average grant-date fair value of $9.21 per option during the three months ended January 1, 2016. The Company recorded compensation expense during the three months ended January 1, 2016 and January 2, 2015 for time-based options of approximately $4.9 million and $3.9 million, respectively.
Performance-Based Options
During the three months ended January 2, 2015, approximately $2.5 million was charged to expense for performance-based options.
Time-Based Restricted Stock Units ("RSUs")
The Company granted 0.6 million RSUs during the three months ended January 1, 2016 at a weighted-average grant-date fair value of $31.93 per RSU. The compensation cost charged to expense during the three months ended January 1, 2016 and January 2, 2015 for RSUs was approximately $5.7 million and $4.6 million, respectively.
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant Performance Stock Units and Performance Restricted Stock ("PSUs") to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company’s achievement of the performance condition. Prior to fiscal 2016, the Company granted three year PSUs with the first 33% of the award vesting on the first anniversary of the grant date, if and to the extent the Company achieves these performance conditions, while the remaining 67% will generally vest ratably over the next two anniversaries of the date of grant, subject to the achievement of an adjusted earnings per share-based performance condition in the first year of grant and the participant's continued employment with the Company through each such anniversary. During the first quarter of fiscal 2016, the Company granted PSUs with cliff vesting subject to the achievement of a performance condition in the third fiscal year of grant and the participant's continued employment with the Company. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.
The Company granted 0.7 million PSUs during the three months ended January 1, 2016 at a weighted-average grant-date fair value of $31.42 per PSU with performance conditions based upon the achievement of a level of adjusted earnings per share. The Company recorded compensation expense during the three months months ended January 1, 2016 and January 2, 2015 for PSUs of approximately $4.0 million and $4.4 million, respectively.
Deferred Stock Units ("DSUs")
The compensation cost charged to expense during the three months ended January 1, 2016 for DSUs was approximately $0.3 million.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	January 1, 2016	January 2, 2015
Earnings:
Net income attributable to Aramark stockholders	$93,343	$85,497
Shares:
Basic weighted-average shares outstanding	240,521	234,621
Effect of dilutive securities	7,092	10,103
Diluted weighted-average shares outstanding	247,613	244,724

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.39	$0.36

Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.38	$0.35
Share-based awards to purchase 3.8 million and 1.5 million shares were outstanding for the three months ended January 1, 2016 and January 2, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.7 million shares and 1.5 million shares of performance-based options and PSUs were outstanding for the three month periods of January 1, 2016 and January 2, 2015, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $124.2 million at January 1, 2016 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 1, 2016.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform and Career Apparel ("Uniform"). Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 7). Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	January 1, 2016	January 2, 2015
FSS North America	$2,622.7	$2,564.4
FSS International	694.9	758.7
Uniform	392.7	379.3
	$3,710.3	$3,702.4

	Operating Income
	Three Months Ended
	January 1, 2016	January 2, 2015
FSS North America	$168.3	$162.4
FSS International	30.1	30.7
Uniform	50.3	54.5
	248.7	247.6
Corporate	(34.6)	(45.7)
Operating Income	214.1	201.9
Interest and Other Financing Costs, net	(71.3)	(71.9)
Income Before Income Taxes	$142.8	$130.0

NOTE 11. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at January 1, 2016 and October 2, 2015 was $5,624.5 million and $5,341.3 million, respectively. The carrying value of the Company’s debt at January 1, 2016 and October 2, 2015 was $5,540.2 million and $5,266.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. The 5.75% Senior Notes due March 2020 ("2020 Notes") and the 2024 Notes are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company’s existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2020 Notes or the 2024 Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$25,077	$33,155	$57,121	$—	$115,358
Receivables	—	—	310,538	1,183,534	—	1,494,072
Inventories, at lower of cost or market	—	15,348	480,625	67,435	—	563,408
Prepayments and other current assets	—	60,569	62,106	91,154	—	213,829
Total current assets	5	100,994	886,424	1,399,244	—	2,386,667
Property and Equipment, net	—	22,488	755,362	149,428	—	927,278
Goodwill	—	173,104	3,982,737	392,538	—	4,548,379
Investment in and Advances to Subsidiaries	1,969,871	5,446,898	529,362	57,412	(8,003,543)	—
Other Intangible Assets	—	29,729	956,485	91,320	—	1,077,534
Other Assets	—	39,159	931,767	241,112	(2,002)	1,210,036
	$1,969,876	$5,812,372	$8,042,137	$2,331,054	$(8,005,545)	$10,149,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,919	$13,014	$19,253	$—	$54,186
Accounts payable	—	134,410	279,271	236,974	—	650,655
Accrued expenses and other liabilities	100	137,749	621,755	263,786	88	1,023,478
Total current liabilities	100	294,078	914,040	520,013	88	1,728,319
Long-term Borrowings	—	4,694,807	41,835	749,322	—	5,485,964
Deferred Income Taxes and Other Noncurrent Liabilities	—	387,400	533,294	35,161	—	955,855
Intercompany Payable	—	—	4,909,146	1,122,575	(6,031,721)	—
Redeemable Noncontrolling Interest	—	—	9,980	—	—	9,980
Total Stockholders' Equity	1,969,776	436,087	1,633,842	(96,017)	(1,973,912)	1,969,776
	$1,969,876	$5,812,372	$8,042,137	$2,331,054	$(8,005,545)	$10,149,894

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$31,792	$42,811	$47,808	$—	$122,416
Receivables	—	3,721	295,618	1,145,235	—	1,444,574
Inventories, at lower of cost or market	—	15,981	487,551	71,731	—	575,263
Prepayments and other current assets	—	59,706	74,395	102,769	—	236,870
Total current assets	5	111,200	900,375	1,367,543	—	2,379,123
Property and Equipment, net	—	20,713	785,274	153,358	—	959,345
Goodwill	—	173,104	3,982,737	403,127	—	4,558,968
Investment in and Advances to Subsidiaries	1,883,454	5,586,010	479,517	16,121	(7,965,102)	—
Other Intangible Assets	—	29,729	985,449	96,802	—	1,111,980
Other Assets	—	40,128	919,811	229,004	(2,002)	1,186,941
	$1,883,459	$5,960,884	$8,053,163	$2,265,955	$(7,967,104)	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,921	$13,013	$46,493	$—	$81,427
Accounts payable	—	152,844	419,188	278,008	—	850,040
Accrued expenses and other liabilities	100	135,540	818,610	295,183	88	1,249,521
Total current liabilities	100	310,305	1,250,811	619,684	88	2,180,988
Long-term Borrowings	—	4,366,341	44,464	773,792	—	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	—	415,284	500,632	21,395	—	937,311
Intercompany Payable	—	—	5,096,806	1,075,836	(6,172,642)	—
Redeemable Noncontrolling Interest	—	—	10,102	—	—	10,102
Total Stockholders' Equity	1,883,359	868,954	1,150,348	(224,752)	(1,794,550)	1,883,359
	$1,883,459	$5,960,884	$8,053,163	$2,265,955	$(7,967,104)	$10,196,357

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended January 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$256,743	$2,517,067	$936,465	$—	$3,710,275
Costs and Expenses:
Cost of services provided	—	234,974	2,199,744	859,805	—	3,294,523
Depreciation and amortization	—	3,463	106,277	17,778	—	127,518
Selling and general corporate expenses	—	36,846	32,493	4,802	—	74,141
Interest and other financing costs, net	—	63,583	(449)	8,186	—	71,320
Expense allocations		(94,050)	97,551	(3,501)	—	—
	—	244,816	2,435,616	887,070	—	3,567,502
Income before Income Taxes	—	11,927	81,451	49,395	—	142,773
Provision for Income Taxes	—	4,829	26,774	17,734	—	49,337
Equity in Net Income of Subsidiaries	93,343	—	—	—	(93,343)	—
Net income	93,343	7,098	54,677	31,661	(93,343)	93,436
Less: Net income attributable to noncontrolling interest	—	—	93	—	—	93
Net income attributable to Aramark stockholders	93,343	7,098	54,584	31,661	(93,343)	93,343
Other comprehensive income (loss), net of tax	5,002	9,885	(1,562)	(13,965)	5,642	5,002
Comprehensive income attributable to Aramark stockholders	$98,345	$16,983	$53,022	$17,696	$(87,701)	$98,345

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended January 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$248,369	$2,426,898	$1,027,086	$—	$3,702,353
Costs and Expenses:
Cost of services provided	—	208,887	2,131,695	946,699	—	3,287,281
Depreciation and amortization	—	2,664	101,464	21,155	—	125,283
Selling and general corporate expenses	1,083	48,122	34,506	4,175	—	87,886
Interest and other financing costs	—	63,891	(469)	8,501	—	71,923
Expense allocations	(1,083)	(83,016)	72,094	12,005	—	—
	—	240,548	2,339,290	992,535	—	3,572,373
Income (Loss) before Income Taxes	—	7,821	87,608	34,551	—	129,980
Provision (Benefit) for Income Taxes	—	2,806	29,185	12,369	—	44,360
Equity in Net Income of Subsidiaries	85,497	—	—	—	(85,497)	—
Net income	85,497	5,015	58,423	22,182	(85,497)	85,620
Less: Net income attributable to noncontrolling interest	—	—	123	—	—	123
Net income attributable to Aramark stockholders	85,497	5,015	58,300	22,182	(85,497)	85,497
Other comprehensive income (loss), net of tax	(32,989)	376	(1,996)	(43,834)	45,454	(32,989)
Comprehensive income (loss) attributable to Aramark stockholders	$52,508	$5,391	$56,304	$(21,652)	$(40,043)	$52,508

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended January 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$64	$(22,569)	$(162,469)	$(67,731)	$57,380	$(195,325)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(4,038)	(72,101)	(15,360)	—	(91,499)
Disposals of property and equipment	—	—	2,017	—	—	2,017
Acquisitions of businesses, net of cash acquired	—	—	(231)	—	—	(231)
Other investing activities	—	493	4,824	(1,738)	—	3,579
Net cash used in investing activities	—	(3,545)	(65,491)	(17,098)	—	(86,134)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	393,969	—	37,767	—	431,736
Payments of long-term borrowings	—	(67,480)	(2,818)	(102,224)	—	(172,522)
Net change in funding under the Receivables Facility	—	—	—	25,000	—	25,000
Payments of dividends	—	(22,853)	—	—	—	(22,853)
Proceeds from issuance of common stock	—	7,512	—	—	—	7,512
Other financing activities	—	6,332	(589)	(215)	—	5,528
Change in intercompany, net	(64)	(298,081)	221,711	133,814	(57,380)	—
Net cash provided by (used in) financing activities	(64)	19,399	218,304	94,142	(57,380)	274,401
Increase (decrease) in cash and cash equivalents	—	(6,715)	(9,656)	9,313	—	(7,058)
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$25,077	$33,155	$57,121	$—	$115,358

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended January 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$811	$(1,993)	$(301,393)	$59,076	$(331)	$(243,830)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(11,254)	(103,277)	(13,201)	—	(127,732)
Disposals of property and equipment	—	173	922	718	—	1,813
Acquisitions of businesses, net of cash acquired	—	—	(944)	—	—	(944)
Other investing activities	—	195	2,215	(185)	—	2,225
Net cash used in investing activities	—	(10,886)	(101,084)	(12,668)	—	(124,638)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	329,600	—	41,110	—	370,710
Payments of long-term borrowings	—	(5,480)	(3,618)	(5,497)	—	(14,595)
Net change in funding under the Receivables Facility	—	—	—	25,000	—	25,000
Payments of dividends	—	(20,225)	—	—	—	(20,225)
Proceeds from issuance of common stock	—	3,784	—	—	—	3,784
Other financing activities	—	14,180	(1,262)	—	—	12,918
Change in intercompany, net	(811)	(317,801)	413,501	(95,220)	331	—
Net cash provided by (used in) financing activities	(811)	4,058	408,621	(34,607)	331	377,592
Increase (decrease) in cash and cash equivalents	—	(8,821)	6,144	11,801	—	9,124
Cash and cash equivalents, beginning of period	5	26,284	41,639	43,762	—	111,690
Cash and cash equivalents, end of period	$5	$17,463	$47,783	$55,563	$—	$120,814

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended January 1, 2016 and January 2, 2015 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 2, 2015 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 1, 2015.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is North America, which is supplemented by an additional 19-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business and sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments, Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased use of standards, process improvements, and consolidation. We estimate we will incur an additional $40 to $50 million during the remainder of fiscal 2016 in accordance with our transformation plan.
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
Foreign Currency Fluctuations
The impact from foreign currency translation assumes constant foreign currency exchange rates based on the rates in effect for the prior year period being used in translation for the comparable current year period. We believe that providing the impact of fluctuations in foreign currency rates on certain financial results can facilitate analysis of period-to-period comparisons of our business performance.
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 30, 2016 and October 2, 2015 are each fifty-two week periods.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended January 1, 2016 and January 2, 2015 (dollars in millions).

	Three Months Ended		Change
	January 1, 2016	January 2, 2015	$	%
Sales	$3,710.3	$3,702.4	$7.9	—%
Costs and Expenses:
Cost of services provided	3,294.5	3,287.3	7.2	—%
Other operating expenses	201.7	213.2	(11.5)	(5)%
	3,496.2	3,500.5	(4.3)	—%
Operating income	214.1	201.9	12.2	6%
Interest and Other Financing Costs, net	71.3	71.9	(0.6)	(1)%
Income Before Income Taxes	142.8	130.0	12.8	10%
Provision for Income Taxes	49.3	44.4	4.9	11%
Net income	$93.5	$85.6	$7.9	9%

	Three Months Ended		Change
Sales by Segment(1)	January 1, 2016	January 2, 2015	$	%
FSS North America	$2,622.7	$2,564.4	$58.3	2%
FSS International	694.9	758.7	(63.8)	(8)%
Uniform	392.7	379.3	13.4	4%
	$3,710.3	$3,702.4	$7.9	—%

	Three Months Ended		Change
Operating Income by Segment	January 1, 2016	January 2, 2015	$	%
FSS North America	$168.3	$162.4	$5.9	4%
FSS International	30.1	30.7	(0.6)	(2)%
Uniform	50.3	54.5	(4.2)	(8)%
Corporate	(34.6)	(45.7)	11.1	(24)%
	$214.1	$201.9	$12.2	6%

(1)
As a percentage of total sales, FSS North America represented 71% and 69%, FSS International represented 19% and 21% and Uniform represented 10% for both the three months ended January 1, 2016 and January 2, 2015, respectively.

Consolidated Overview
Sales were $3.7 billion for the first quarter of both fiscal 2016 and fiscal 2015. Sales for the first quarter of fiscal 2016 were impacted by:

•	growth in the Education and Sports, Leisure & Corrections sectors in the FSS North America segment;

•	growth in China, Germany and Ireland in the FSS International segment; and

•	growth in our Uniform segment; which was offset by

•	the negative impact of foreign currency translation of approximately $113 million (approximately -3%).
Cost of services provided as a percentage of sales was 89% for the first quarter of both fiscal 2016 and fiscal 2015. The following table presents the percentages attributable to the components in cost of services provided for the three months ended January 1, 2016 and January 2, 2015.

	Three Months Ended
Cost of services provided components	January 1, 2016	January 2, 2015
Food and support service costs	28%	29%
Personnel costs	46%	46%
Other direct costs	26%	25%
	100%	100%

Operating income of $214.1 million for the first quarter of fiscal 2016 represented an increase of approximately 6% over the prior year period. The increase in operating income in the first quarter of fiscal 2016 was impacted by:

•	profit growth in our Sports, Leisure & Corrections, Education and Healthcare sectors in the FSS North America segment;

•	profit growth in South America in the FSS International segment; and

•	a decrease in consulting costs (approximately $5.8 million); which more than offset

•	the negative impact of foreign currency translation of approximately $7 million (approximately -4%);

•	a profit decline in our Uniform segment; and

•	a decrease in favorable insurance adjustments related to claims experience (approximately $6.7 million).
Interest and Other Financing Costs, net, for the three month periods of fiscal 2016 decreased 1% when compared to the prior year period. The decrease in the three month period of fiscal 2016 was primarily due to a decrease in the average debt level compared to the prior year period.
The effective income tax rate for the first quarter of fiscal 2016 was 34.6% compared to 34.1% in the prior year period.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single reportable segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure & Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended
	January 1, 2016	January 2, 2015
Business & Industry	$498.8	$517.1
Education	1,147.5	1,089.6
Healthcare	481.2	489.9
Sports, Leisure & Corrections	495.2	467.8
	$2,622.7	$2,564.4
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the three month period of fiscal 2016 increased approximately 2% compared to the prior year period. The increase in sales was impacted by:

•	growth in our Education and Sports, Leisure & Corrections sectors; which was partially offset by

•	the negative impact of foreign currency translation of approximately $31 million (approximately -1%).
The Business & Industry sector had a mid-single digit sales decline for the three month period of fiscal 2016, which was impacted by a decline in our remote services business in Canada from the economic downturn in the oil and gas industry, offset by sales growth in our business dining and refreshment services businesses.
The Education sector had a mid-single digit sales increase for the first quarter of fiscal 2016, which was impacted by an increase in base business in our Higher Education business and net new business in our Higher Education and K-12 businesses.
The Healthcare sector had a low-single digit sales decline for the three month period of fiscal 2016, which was impacted by a decrease in net new business within the hospitality business, partially offset by an increase in base business in our hospitality and healthcare technologies businesses.
The Sports, Leisure & Corrections sector had a mid-single digit sales increase for the three month period of fiscal 2016, which was impacted by sales growth in the stadiums we serve mainly due to playoff activity, which more than offset lost business within our Corrections business.
Cost of services provided was $2.3 billion and 89% as a percentage of sales for both the three month periods of fiscal 2016 and fiscal 2015.

Operating income for the three month period of fiscal 2016 increased 4% as compared to the prior year period. The increase in operating income was impacted by:

•	profit growth in our Education and Sports, Leisure & Corrections sectors; and

•	cost reductions from streamlining our general and administrative functions; which more than offset

•	a decrease in favorable insurance adjustments due to claims experience (approximately $4.0 million);

•	the negative impact of foreign currency translation of approximately $3 million (approximately -2%); and

•	the additional impairment charge related to one of our buildings (approximately $1.7 million).
FSS International Segment
Sales in the FSS International segment for the three month period of fiscal 2016 decreased 8% compared to the prior year period. The decrease in sales was impacted by:

•	the negative impact of foreign currency translation of approximately $82 million (approximately -11%); and

•	a sales decline in the U.K., primarily from the economic downturn in the oil and gas industry; which more than offset

•	sales growth in China, Germany and Ireland.
Cost of services provided for three month period of fiscal 2016 was $0.6 billion as compared to $0.7 billion for the prior year period. Cost of services provided as a percentage of sales was 93% for the three month period of fiscal 2016 and 94% for the three month period of fiscal 2015.
Operating income for the three month period of fiscal 2016 decreased 2% compared to the prior year period. The decrease in operating income was impacted by:

•	the negative impact of foreign currency translation of approximately $4 million (approximately -13%); which more than offset profit growth in South America.
Uniform Segment
Uniform segment sales increased 4% for the three month period of fiscal 2016 compared to the prior year period. This increase is primarily the result of growth in base business within our uniform rental business.
Cost of services provided for the three month periods of both fiscal 2016 and fiscal 2015 was $0.3 billion. Cost of services provided as a percentage of sales was 78% for the three month period of fiscal 2016 and 76% for the three month period fiscal 2015.
Operating income for the three month period of fiscal 2016 decreased 8% compared to the prior year period. The decrease in operating income was impacted by:

•	an increase in plant costs due to capacity expansion projects; and

•	a decrease in favorable insurance adjustments due to claims experience (approximately $2.7 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $34.6 million in the first quarter of fiscal 2016 compared to $45.7 million for the prior year period. The decrease is primarily due to the impact of:

•	a decrease in consulting costs (approximately $4.3 million); and

•	a decrease in charges from the change in fair value on our gasoline and diesel agreements (approximately $2.8 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of January 1, 2016, we had $115.4 million of cash and cash equivalents and approximately $669.2 million of availability under our senior secured revolving credit facility. As of January 1, 2016, there was approximately $434.5 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. During the second quarter of fiscal 2016, we completed the acquisition of an

Irish retail and cafe business for cash consideration. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	January 1, 2016	January 2, 2015
Net cash used in operating activities	$(195.3)	$(243.8)
Net cash used in investing activities	(86.1)	(124.6)
Net cash provided by financing activities	274.4	377.6
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
During the three month period of fiscal 2016, the increase in the total of net income and non cash charges results mainly from the higher operating results discussed above. The change in operating assets and liabilities compared to the prior year period relates primarily to changes in the following:

•	Receivables were a use of cash due to timing of collections (approximately $77.9 million); offset by

•
Accrued Expenses being less of a use of cash compared to the prior year period due to a decrease in commission payments mainly from a lost client in the Sports, Leisure and Corrections sector (approximately $31.5 million) and the timing of deferred income payments, primarily in our Education sector (approximately $20.2 million).

During the first quarter of fiscal 2016, we received proceeds of $5.7 million related to the termination of outstanding amortizing cross currency swap agreements. During the first quarter of fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience.
Cash Flows Used in Investing Activities
During the three month period of fiscal 2016, the decrease in net cash flows from investing activities mainly relates to the decrease in client contract investments compared with the first quarter of fiscal 2015.
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2016, cash provided by financing activities was impacted by the following;

•	issuance of $400 million of 5.125% Senior Notes due January 2024 (see Note 4 to the condensed consolidating financial statements);

•	increased use of our $25.0 million seasonal tranche in the accounts receivable securitization facility; and

•	proceeds of approximately $7.5 million related to stock option exercises; which was partially offset by

•	repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million;

•	reduction of our outstanding balance under our revolving credit facility by $25.7 million;

•	payment of approximately $22.9 million of dividends; and

•	payment of approximately $6.0 million for financing fees related to the issuance of $400 million of 5.125% Senior Notes due January 2024.
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

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indentures governing our 5.75% Senior Notes due March 2020 and 5.125% Senior Notes due January 2024 (collectively, the "Senior Notes") contains similar provisions. As of January 1, 2016, we were in compliance with these covenants.
Under the Credit Agreement and the Indentures governing our Senior Notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as “Covenant EBITDA” and “Covenant Adjusted EBITDA.” Covenant EBITDA and Covenant Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. Covenant EBITDA is defined as net income (loss) of Aramark Services, Inc. and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Covenant Adjusted EBITDA is defined as Covenant EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the Indentures.
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

	Three Months Ended				Twelve Months Ended
(in millions)	January 1, 2016	October 2, 2015	July 3, 2015	April 3, 2015	January 1, 2016
Net income attributable to Aramark Services, Inc. stockholder	$93.3	$56.9	$33.8	$59.8	$243.8
Interest and other financing costs, net	71.3	71.6	71.2	71.2	285.3
Provision for income taxes	49.3	25.5	11.6	23.5	109.9
Depreciation and amortization	127.5	128.3	125.3	125.1	506.2
Covenant EBITDA	341.4	282.3	241.9	279.6	1,145.2
Share-based compensation expense(1)	15.3	14.4	20.5	15.7	65.9
Unusual or non-recurring (gains)/losses(2)	—	(3.9)	—	—	(3.9)
Pro forma EBITDA for equity method investees(3)	4.6	2.9	3.3	4.3	15.1
Other(4)	3.5	47.1	10.6	(3.5)	57.7
Covenant Adjusted EBITDA	$364.8	$342.8	$276.3	$296.1	$1,280.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units, and deferred stock unit awards (see Note 7 to the condensed consolidated financial statements).

(2)
Represents other income of approximately $2.0 million related to our investment (possessory interest) at one of our National Park Service client sites and a net of tax gain of approximately $1.9 million related to the sale of a building in our Healthcare sector.

(3)
Represents our estimated share of EBITDA from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)	Other includes certain other miscellaneous items (primarily severance related expenses and asset write downs).
Our covenant requirements and actual ratios for the twelve months ended January 1, 2016 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.25	3.19
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.32

(1)
Our Credit Agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.875x, being reduced over time to 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness outstanding under the Credit Agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our revolving credit facility lenders failed to waive any such default, would also constitute a default under each of our Indentures.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The Indentures each includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

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
At January 1, 2016, as a result of the Company’s issuance of the 5.125% Senior Notes (the "2024 Notes") during the first quarter of fiscal 2016, the Company’s future obligations for debt repayments increased by $400.0 million, all of which is due on January 15, 2024. The Company's future obligations for estimated interest payments also increased from the 2024 Notes issuance by approximately $164 million, which will be paid out over the term of the 2024 Notes.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on December 1, 2015. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on December 1, 2015.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 1, 2016 has not materially changed from October 2, 2015 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 2, 2015 filed with the SEC on December 1, 2015). See Note 5 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of January 1, 2016.

Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended October 2, 2015 and filed with the SEC on December 1, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company’s share repurchase activity during the Company’s first fiscal quarter:

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 (October 5, 2015 - October 31, 2015)	N/A	N/A	N/A	N/A
Month 2 (November 1, 2015 - November 27, 2015)	N/A	N/A	N/A	N/A
Month 3 (November 28, 2015 - January 1, 2016)	22,062	$32.58	N/A	N/A
Total	22,062	$32.58	N/A	N/A

1.	Consists of shares tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan.

Item 6.    Exhibits

Exhibit No.	Description
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

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Registration Rights Agreement, dated as of December 17, 2015, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.1	Amended and Restated Aramark Management Incentive Bonus Plan.
10.2	Third Amended and Restated 2005 Deferred Compensation Plan.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended January 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of January 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended January 1, 2016 and January 2, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 1, 2016 and January 2, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2016 and January 2, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 1, 2016 and January 2, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2016.

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

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Registration Rights Agreement, dated as of December 17, 2015, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.1	Amended and Restated Aramark Management Incentive Bonus Plan.
10.2	Third Amended and Restated 2005 Deferred Compensation Plan.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended January 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of January 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended January 1, 2016 and January 2, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 1, 2016 and January 2, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2016 and January 2, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 1, 2016 and January 2, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.