Form 10-Q
period 2016-04-01
Aramark
filed 2016-05-11
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended April 1, 2016 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, the number of shares of the registrant's common stock outstanding is 242,825,326.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 1, 2016	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$147,724	$122,416
Receivables (less allowances: 2016 - $45,494; 2015 - $39,023)	1,473,654	1,444,574
Inventories	575,548	575,263
Prepayments and other current assets	224,345	236,870
Total current assets	2,421,271	2,379,123
Property and Equipment, net	989,756	959,345
Goodwill	4,591,958	4,558,968
Other Intangible Assets	1,072,182	1,111,980
Other Assets	1,253,253	1,186,941
	$10,328,420	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$42,241	$81,427
Accounts payable	749,665	850,040
Accrued expenses and other current liabilities	1,107,506	1,249,521
Total current liabilities	1,899,412	2,180,988
Long-Term Borrowings	5,366,112	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	1,003,573	937,311
Redeemable Noncontrolling Interest	9,980	10,102
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2016—269,871,214 shares and 2015—266,564,567 shares; and outstanding: 2016—242,354,452 shares and 2015—239,917,320 shares)	2,699	2,666
Capital surplus	2,852,594	2,784,730
Accumulated deficit	(115,608)	(228,641)
Accumulated other comprehensive loss	(153,098)	(166,568)
Treasury stock (shares held in treasury: 2016—27,516,762 shares and 2015—26,647,247 shares)	(537,244)	(508,828)
Total stockholders' equity	2,049,343	1,883,359
	$10,328,420	$10,196,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales	$3,574,822	$3,594,627
Costs and Expenses:
Cost of services provided	3,209,710	3,239,214
Depreciation and amortization	120,291	125,142
Selling and general corporate expenses	72,707	75,418
	3,402,708	3,439,774
Operating income	172,114	154,853
Interest and Other Financing Costs, net	71,751	71,206
Income Before Income Taxes	100,363	83,647
Provision for Income Taxes	33,866	23,542
Net income	66,497	60,105
Less: Net income attributable to noncontrolling interest	143	282
Net income attributable to Aramark stockholders	$66,354	$59,823

Earnings per share attributable to Aramark stockholders:
Basic	$0.27	$0.25
Diluted	$0.27	$0.24
Weighted Average Shares Outstanding:
Basic	241,901	237,453
Diluted	248,270	246,019

	Six Months Ended
	April 1, 2016	April 3, 2015
Sales	$7,285,097	$7,296,980
Costs and Expenses:
Cost of services provided	6,504,233	6,526,495
Depreciation and amortization	247,809	250,425
Selling and general corporate expenses	146,848	163,304
	6,898,890	6,940,224
Operating income	386,207	356,756
Interest and Other Financing Costs, net	143,071	143,129
Income Before Income Taxes	243,136	213,627
Provision for Income Taxes	83,203	67,902
Net income	159,933	145,725
Less: Net income attributable to noncontrolling interest	236	405
Net income attributable to Aramark stockholders	$159,697	$145,320

Earnings per share attributable to Aramark stockholders:
Basic	$0.66	$0.62
Diluted	$0.64	$0.59
Weighted Average Shares Outstanding:
Basic	241,205	236,040
Diluted	248,013	245,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2016	April 3, 2015
Net income	$66,497	$60,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,332	(13,621)
Fair value of cash flow hedges	(7,864)	(9,778)
Other comprehensive income (loss), net of tax	8,468	(23,399)
Comprehensive income	74,965	36,706
Less: Net income attributable to noncontrolling interest	143	282
Comprehensive income attributable to Aramark stockholders	$74,822	$36,424

	Six Months Ended
	April 1, 2016	April 3, 2015
Net income	$159,933	$145,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,760	(37,832)
Fair value of cash flow hedges	7,710	(18,556)
Other comprehensive income (loss), net of tax	13,470	(56,388)
Comprehensive income	173,403	89,337
Less: Net income attributable to noncontrolling interest	236	405
Comprehensive income attributable to Aramark stockholders	$173,167	$88,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income	$159,933	$145,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,809	250,425
Deferred income taxes	29,832	(1,329)
Share-based compensation expense	29,373	31,501
Changes in operating assets and liabilities	(260,231)	(359,363)
Other operating activities	3,083	11,758
Net cash provided by operating activities	209,799	78,717
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(237,833)	(225,297)
Disposals of property and equipment	4,000	4,559
Acquisition of certain businesses, net of cash acquired	(58,096)	(1,474)
Other investing activities	2,595	2,241
Net cash used in investing activities	(289,334)	(219,971)
Cash flows from financing activities:
Proceeds from long-term borrowings	394,528	172,351
Payments of long-term borrowings	(271,375)	(24,721)
Payments of dividends	(45,795)	(40,685)
Proceeds from issuance of common stock	16,524	16,652
Other financing activities	10,961	40,721
Net cash provided by financing activities	104,843	164,318
Increase in cash and cash equivalents	25,308	23,064
Cash and cash equivalents, beginning of period	122,416	111,690
Cash and cash equivalents, end of period	$147,724	$134,754

	Six Months Ended
(dollars in millions)	April 1, 2016	April 3, 2015
Interest paid	$127.5	$134.1
Income taxes paid	16.1	37.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	159,697			159,697
Other comprehensive income (loss)	13,470				13,470
Capital contributions from issuance of common stock	24,754	33	24,721
Compensation expense related to stock incentive plans	29,373		29,373
Tax benefits related to stock incentive plans	13,770		13,770
Repurchases of common stock	(28,416)					(28,416)
Payments of dividends	(46,664)			(46,664)
Balance, April 1, 2016	$2,049,343	$2,699	$2,852,594	$(115,608)	$(153,098)	$(537,244)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	145,320			145,320
Other comprehensive income (loss)	(56,388)				(56,388)
Capital contributions from issuance of common stock	48,895	67	48,828
Compensation expense related to stock incentive plans	31,501		31,501
Tax benefits related to stock incentive plans	44,194		44,194
Repurchases of common stock	(77,903)					(77,903)
Payment of dividends	(40,911)			(40,911)
Balance, April 3, 2015	$1,812,744	$2,628	$2,699,534	$(278,054)	$(162,686)	$(448,678)

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
New Accounting Standard Updates
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") to update several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification of awards. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes to require all deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The company adopted the guidance in the second quarter of fiscal 2016 on a prospective basis, resulting in a reclassification of approximately $18.1 million from "Accrued expenses and other current liabilities" to "Deferred Income Taxes and Other Noncurrent Liabilities" in the Condensed Consolidated Balance Sheet.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In April 2015, the FASB issued an ASU on debt issuance costs which requires presentation on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, and will no longer be recorded as a separate asset. The Company adopted the retrospective guidance in the first quarter of fiscal 2016 (see Note 5).
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 1, 2016			April 3, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$66,497			$60,105
Foreign currency translation adjustments	23,611	(7,279)	16,332	(10,437)	(3,184)	(13,621)
Fair value of cash flow hedges	(12,998)	5,134	(7,864)	(16,304)	6,526	(9,778)
Other comprehensive income (loss)	10,613	(2,145)	8,468	(26,741)	3,342	(23,399)
Comprehensive income			74,965			36,706
Less: Net income attributable to noncontrolling interest			143			282
Comprehensive income attributable to Aramark stockholders			$74,822			$36,424

	Six Months Ended
	April 1, 2016			April 3, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$159,933			$145,725
Foreign currency translation adjustments	13,048	(7,288)	5,760	(39,477)	1,645	(37,832)
Fair value of cash flow hedges	3,081	4,629	7,710	(30,783)	12,227	(18,556)
Other comprehensive income (loss)	16,129	(2,659)	13,470	(70,260)	13,872	(56,388)
Comprehensive income			173,403			89,337
Less: Net income attributable to noncontrolling interest			236			405
Comprehensive income attributable to Aramark stockholders			$173,167			$88,932
Accumulated other comprehensive loss consists of the following (in thousands):

	April 1, 2016	October 2, 2015
Pension plan adjustments	$(40,597)	$(40,597)
Foreign currency translation adjustments	(65,781)	(71,541)
Cash flow hedges	(41,421)	(49,131)
Share of equity investee's accumulated other comprehensive loss	(5,299)	(5,299)
	$(153,098)	$(166,568)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property, Plant and Equipment
During the six months ended April 1, 2016, the Company recorded an additional impairment charge of approximately $1.7 million, which is included in "Cost of services provided" in the Condensed Consolidated Statement of Income, to write down the book value of one of its buildings within the FSS North America segment to its fair value. The Company is in the process of preparing this building for sale.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $815.0 million and $782.7 million as of April 1, 2016 and October 2, 2015, respectively.
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $164.8 million and $152.5 million at April 1, 2016 and October 2, 2015, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales	$349,723	$327,385
Gross profit	36,858	34,282
Net income	4,892	4,688

	Six Months Ended
	April 1, 2016	April 3, 2015
Sales	$691,819	$689,206
Gross profit	76,601	74,620
Net income	11,916	11,272
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd. was $1.9 million and $4.9 million for the three and six months ended April 1, 2016, respectively, and $1.8 million and $4.7 million for the three and six months ended April 3, 2015, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income.
NOTE 2. ACQUISITIONS AND DIVESTITURES:
Fiscal 2016
Avoca Handweavers Limited Acquisition
During the second quarter of fiscal 2016, the Company completed the purchase of Avoca Handweavers Limited ("Avoca"), an Irish retail and cafe business, for cash consideration of approximately $57.9 million, subject to certain adjustments. The sales, net income, assets and liabilities of Avoca did not have a material impact on the Company's condensed consolidated financial statements.
Fiscal 2015
Aramark India Private Limited Divestiture
During the second quarter of fiscal 2015, the Company completed the sale of Aramark India Private Limited ("India") resulting in a pretax loss of approximately $4.3 million (after tax gain of approximately $1.8 million due to the tax basis exceeding the book basis of the subsidiary and the realization during that period of net operating loss carryforwards for which a full valuation allowance was taken in prior years), which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income for the three and six months ended April 3, 2015. The Company did not receive any proceeds from the sale of its India subsidiary. The results of operations and cash flows associated with the India subsidiary divestiture were not material to the Company's Condensed Consolidated Statements of Income and Cash Flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SEVERANCE:
During the second quarter of fiscal 2016, the Company continued and refined its focus on streamlining and improving the efficiency and effectiveness of its selling, general and administrative functions. As a result, the Company recorded a net severance charge of approximately $8.0 million during the three and six month periods of fiscal 2016. In the second quarter of fiscal 2015, the Company recorded a net reduction to severance expense of approximately $2.1 million, as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce. As of April 1, 2016 and October 2, 2015, the Company had an accrual of approximately $21.5 million and $26.0 million, respectively, related to the unpaid obligations for these costs.
In addition, the Company incurred approximately $4.4 million of severance charges during fiscal 2015 from its decision to exit certain operations within the FSS International segment, $1.5 million of which was unpaid as of April 1, 2016.
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
Changes in total goodwill during the six months ended April 1, 2016 follow (in thousands):

Segment	October 2, 2015	Acquisition	Translation	April 1, 2016
FSS North America	$3,583,365	$—	$20	$3,583,385
FSS International	400,824	39,346	(6,376)	433,794
Uniform	574,779	—	—	574,779
	$4,558,968	$39,346	$(6,356)	$4,591,958
The amount in acquisition in the FSS International segment relates to the Avoca acquisition, which may be revised upon final determination of the purchase price allocation.
Other intangible assets consist of the following (in thousands):

	April 1, 2016			October 2, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,854,707	$(1,544,161)	$310,546	$1,859,689	$(1,494,885)	$364,804
Trade names	763,269	(1,633)	761,636	748,809	(1,633)	747,176
	$2,617,976	$(1,545,794)	$1,072,182	$2,608,498	$(1,496,518)	$1,111,980
During the second quarter of fiscal 2016, as part of the Avoca acquisition, the Company acquired a trade name with a preliminary value of approximately $14.5 million. Acquisition-related intangible assets consist of customer relationship assets, the Aramark trade name and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 13 years. The Aramark and Avoca trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.
Amortization of intangible assets for the six months ended April 1, 2016 and April 3, 2015 was approximately $54.7 million and $68.0 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings are summarized in the following table (in thousands):

	April 1, 2016	October 2, 2015
Senior secured revolving credit facility, due February 2019	$—	$70,000
Senior secured term loan facility, due July 2016	—	74,130
Senior secured term loan facility, due September 2019	1,130,769	1,189,371
Senior secured term loan facility, due February 2021	2,473,226	2,489,235
5.75% senior notes, due March 2020	991,493	990,540
5.125% senior notes, due January 2024	394,151	—
Receivables Facility, due May 2017	350,000	350,000
Capital leases	56,282	57,660
Other	12,432	45,088
	5,408,353	5,266,024
Less—current portion	(42,241)	(81,427)
	$5,366,112	$5,184,597
During the second quarter of fiscal 2016, the Company made an optional prepayment of $60.0 million of outstanding term loans under its senior secured term loan facility, due September 2019. On May 2, 2016, the Company extended the terms of the Receivables Facility from May 2017 to May 2019. The terms and conditions remain largely consistent and also increase the seasonal tranche capacity of the Receivables Facility to $50.0 million from September to March and May to June.
During the first quarter of fiscal 2016, the Company early adopted the April 2015 ASU on debt issuance costs, which requires these costs to be presented on the balance sheet as a direct reduction of long-term borrowings, similar to the presentation of debt discounts. As a result of the retrospective adoption, approximately $27.7 million of debt issuance costs were reclassified from "Other Assets" to "Long-Term Borrowings" in the Condensed Consolidated Balance Sheet, as of October 2, 2015.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has $2.6 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the second of fiscal 2016, $0.3 billion of interest rate swap agreements matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of April 1, 2016 and October 2, 2015, approximately ($41.4) million and ($43.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended April 1, 2016 and April 3, 2015 was not material.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swap agreements, which resulted in a pre-tax charge of approximately $1.1 million recorded to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the six months ended April 1, 2016. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Interest rate swap agreements	$(6,629)	$(9,819)
Cross currency swap agreements	—	5,786
	$(6,629)	$(4,033)

	Six Months Ended
	April 1, 2016	April 3, 2015
Interest rate swap agreements	$4,453	$(17,065)
Cross currency swap agreements	(2,074)	9,528
	$2,379	$(7,537)

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the first half of fiscal 2016, the Company entered into contracts for approximately 34.7 million gallons. As of April 1, 2016, the Company has contracts for approximately 40.5 million gallons outstanding for fiscal 2016, fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these contracts was a loss of approximately $1.9 million and $2.8 million for the three and six months ended April 1, 2016, respectively. The impact on earnings related to the change in fair value of these contracts for the three months ended April 3, 2015 was a gain of $0.8 million and for the six months ended April 3, 2015 was a loss of approximately $2.8 million.
As of April 1, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €26.3 million, £58.4 million and CAD157.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 1, 2016	October 2, 2015
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Prepayments	$—	$7,523
		$—	$7,523
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses	$1,447	$6,086
Interest rate swap agreements	Other Noncurrent Liabilities	49,041	51,762
		50,488	57,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	951	922
Gasoline and diesel fuel agreements	Accounts Payable	7,266	4,419
		8,217	5,341
		$58,705	$63,189
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	April 1, 2016	April 3, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$9,088	$7,962
Cross currency swap agreements	Interest Expense	—	(4,134)
		9,088	3,828
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$4,571	$1,086
Foreign currency forward exchange contracts	Interest Expense	4,315	(2,976)
		8,886	(1,890)
		$17,974	$1,938

		Six Months Ended
	Account	April 1, 2016	April 3, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$18,105	$15,620
Cross currency swap agreements	Interest Expense	2,061	(7,557)
		20,166	8,063
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$7,076	$5,399
Foreign currency forward exchange contracts	Interest Expense	(775)	(4,557)
		6,301	842
		$26,467	$8,905

At April 1, 2016, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $16.4 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCKHOLDERS' EQUITY:
During the six months ended April 1, 2016 and April 3, 2015, the Company paid dividends of approximately $45.8 million and $40.7 million to its stockholders, respectively. On May 4, 2016, the Company's Board declared a $0.095 dividend per share of common stock, payable on June 7, 2016, to shareholders of record on the close of business on May 18, 2016.
NOTE 8. SHARE-BASED COMPENSATION:
Share-based compensation expense for the three and six months ended April 1, 2016 was approximately $14.1 million, before taxes of approximately $5.5 million and approximately $29.4 million, before taxes of approximately $11.5 million, respectively. Share-based compensation expense for the three and six months ended April 3, 2015 was approximately $15.7 million, before taxes of approximately $6.1 million and approximately $31.5 million, before taxes of approximately $12.3 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.
Stock Options
Time-Based Options
The Company granted 2.3 million time-based options with a weighted-average grant-date fair value of $9.21 per option during the six months ended April 1, 2016. The Company recorded compensation expense during the three and six months ended April 1, 2016 for time-based options of approximately $4.8 million and $9.7 million, respectively. The Company recorded compensation expense during the three and six months ended April 3, 2015 for time-based options of approximately $4.2 million and $8.1 million, respectively.
Performance-Based Options
During the three and six months ended April 3, 2015, approximately $2.1 million and $4.6 million, respectively, was charged to expense for performance-based options.
Time-Based Restricted Stock Units ("RSUs")
The Company granted 0.6 million RSUs during the six months ended April 1, 2016 at a weighted-average grant-date fair value of $31.91 per RSU. The compensation cost charged to expense during the three and six months ended April 1, 2016 for RSUs was approximately $5.4 million and $11.1 million, respectively. The compensation cost charged to expense during the three and six months ended April 3, 2015 for RSUs was approximately $4.7 million and $9.3 million, respectively.
Performance Stock Units ("PSUs")
The Company granted 0.7 million PSUs during the six months ended April 1, 2016 at a weighted-average grant-date fair value of $31.40 per PSU with performance conditions based upon the achievement of a level of adjusted earnings per share. The Company recorded compensation expense during the three and six months ended April 1, 2016 for PSUs of approximately $3.3 million and $7.3 million, respectively. The Company recorded compensation expense during the three and six months ended April 3, 2015 for PSUs of approximately $4.2 million and $8.5 million, respectively.
Deferred Stock Units ("DSUs")
The Company granted 0.1 million DSUs during the six months ended April 1, 2016 at a weighted-average grant-date fair value of $32.48 per DSU. The compensation cost charged to expense during the three and six months ended April 1, 2016 for DSUs was approximately $0.4 million and $0.7 million, respectively. The compensation cost charged to expense during the three and six months ended April 3, 2015 for DSUs was approximately $0.1 million and $0.1 million.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Earnings:
Net income attributable to Aramark stockholders	$66,354	$59,823	$159,697	$145,320
Shares:
Basic weighted-average shares outstanding	241,901	237,453	241,205	236,040
Effect of dilutive securities	6,369	8,566	6,808	9,341
Diluted weighted-average shares outstanding	248,270	246,019	248,013	245,381

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.27	$0.25	$0.66	$0.62
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.27	$0.24	$0.64	$0.59
Share-based awards to purchase 4.5 million and 2.8 million shares were outstanding for the three months ended April 1, 2016 and April 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.7 million shares and 1.5 million shares of performance-based options and PSUs were outstanding for the three month period of April 1, 2016 and April 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 3.9 million and 2.2 million shares were outstanding for six months ended April 1, 2016 and April 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.7 million shares and 1.5 million shares of performance-based options and PSUs were outstanding for the six month period of April 1, 2016 and April 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $121.0 million at April 1, 2016 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 1, 2016.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 8). Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	April 1, 2016	April 3, 2015
FSS North America	$2,520.2	$2,519.1
FSS International	664.0	699.7
Uniform	390.6	375.8
	$3,574.8	$3,594.6

	Operating Income
	Three Months Ended
	April 1, 2016	April 3, 2015
FSS North America	$137.2	$127.6
FSS International	24.6	20.3
Uniform	43.7	41.6
	205.5	189.5
Corporate	(33.4)	(34.7)
Operating Income	172.1	154.8
Interest and Other Financing Costs, net	(71.7)	(71.2)
Income Before Income Taxes	$100.4	$83.6

	Sales
	Six Months Ended
	April 1, 2016	April 3, 2015
FSS North America	$5,142.9	$5,083.5
FSS International	1,358.9	1,458.4
Uniform	783.3	755.1
	$7,285.1	$7,297.0

	Operating Income
	Six Months Ended
	April 1, 2016	April 3, 2015
FSS North America	$305.5	$289.9
FSS International	54.6	51.0
Uniform	94.1	96.2
	454.2	437.1
Corporate	(68.0)	(80.4)
Operating Income	386.2	356.7
Interest and Other Financing Costs, net	(143.1)	(143.1)
Income Before Income Taxes	$243.1	$213.6

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at April 1, 2016 and October 2, 2015 was $5,517.1 million and $5,341.3 million, respectively. The carrying value of the Company’s debt at April 1, 2016 and October 2, 2015 was $5,408.4 million and $5,266.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$37,571	$32,270	$77,878	$—	$147,724
Receivables	—	81	286,950	1,186,623	—	1,473,654
Inventories, at lower of cost or market	—	15,076	490,462	70,010	—	575,548
Prepayments and other current assets	—	53,035	74,261	97,049	—	224,345
Total current assets	5	105,763	883,943	1,431,560	—	2,421,271
Property and Equipment, net	—	22,116	776,377	191,263	—	989,756
Goodwill	—	173,104	3,982,737	436,117	—	4,591,958
Investment in and Advances to Subsidiaries	2,049,438	5,442,909	600,040	163,744	(8,256,131)	—
Other Intangible Assets	—	29,730	934,777	107,675	—	1,072,182
Other Assets	—	41,941	956,527	256,787	(2,002)	1,253,253
	$2,049,443	$5,815,563	$8,134,401	$2,587,146	$(8,258,133)	$10,328,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,951	$13,106	$7,184	$—	$42,241
Accounts payable	—	141,250	340,986	267,429	—	749,665
Accrued expenses and other liabilities	100	118,329	709,217	280,040	(180)	1,107,506
Total current liabilities	100	281,530	1,063,309	554,653	(180)	1,899,412
Long-term Borrowings	—	4,626,718	43,002	696,392	—	5,366,112
Deferred Income Taxes and Other Noncurrent Liabilities	—	398,250	556,445	48,878	—	1,003,573
Intercompany Payable	—	—	4,714,765	1,310,949	(6,025,714)	—
Redeemable Noncontrolling Interest	—	—	9,980	—	—	9,980
Total Stockholders' Equity	2,049,343	509,065	1,746,900	(23,726)	(2,232,239)	2,049,343
	$2,049,443	$5,815,563	$8,134,401	$2,587,146	$(8,258,133)	$10,328,420

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$253,674	$2,433,802	$887,346	$—	$3,574,822
Costs and Expenses:	—	—	—	—	—	—
Cost of services provided	—	235,755	2,133,606	840,349	—	3,209,710
Depreciation and amortization	—	4,405	99,303	16,583	—	120,291
Selling and general corporate expenses	—	35,583	32,483	4,641	—	72,707
Interest and other financing costs, net	—	66,881	(711)	5,581	—	71,751
Expense allocations	—	(61,435)	44,928	16,507	—	—
	—	281,189	2,309,609	883,661	—	3,474,459
Income (Loss) before Income Taxes	—	(27,515)	124,193	3,685	—	100,363
Provision (Benefit) for Income Taxes	—	(9,753)	42,545	1,074	—	33,866
Equity in Net Income of Subsidiaries	66,354	—	—	—	(66,354)	—
Net income (loss)	66,354	(17,762)	81,648	2,611	(66,354)	66,497
Less: Net income attributable to noncontrolling interest	—	—	143	—	—	143
Net income (loss) attributable to Aramark stockholders	66,354	(17,762)	81,505	2,611	(66,354)	66,354
Other comprehensive income (loss), net of tax	8,468	(18,326)	(1,720)	43,895	(23,849)	8,468
Comprehensive income (loss) attributable to Aramark stockholders	$74,822	$(36,088)	$79,785	$46,506	$(90,203)	$74,822

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$510,417	$4,950,869	$1,823,811	$—	$7,285,097
Costs and Expenses:
Cost of services provided	—	470,729	4,333,350	1,700,154	—	6,504,233
Depreciation and amortization	—	7,868	205,580	34,361	—	247,809
Selling and general corporate expenses	—	72,429	64,976	9,443	—	146,848
Interest and other financing costs, net	—	130,464	(1,160)	13,767	—	143,071
Expense allocations		(155,485)	142,479	13,006	—	—
	—	526,005	4,745,225	1,770,731	—	7,041,961
Income (Loss) before Income Taxes	—	(15,588)	205,644	53,080	—	243,136
Provision (Benefit) for Income Taxes	—	(4,924)	69,319	18,808	—	83,203
Equity in Net Income of Subsidiaries	159,697	—	—	—	(159,697)	—
Net income (loss)	159,697	(10,664)	136,325	34,272	(159,697)	159,933
Less: Net income attributable to noncontrolling interest	—	—	236	—	—	236
Net income (loss) attributable to Aramark stockholders	159,697	(10,664)	136,089	34,272	(159,697)	159,697
Other comprehensive income (loss), net of tax	13,470	(8,441)	(3,282)	29,930	(18,207)	13,470
Comprehensive income (loss) attributable to Aramark stockholders	$173,167	$(19,105)	$132,807	$64,202	$(177,904)	$173,167

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended April 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$253,276	$2,394,740	$946,611	$—	$3,594,627
Costs and Expenses:
Cost of services provided	—	224,741	2,131,669	882,804	—	3,239,214
Depreciation and amortization	—	2,840	103,693	18,609	—	125,142
Selling and general corporate expenses	276	37,074	33,876	4,192	—	75,418
Interest and other financing costs	—	64,064	(445)	7,587	—	71,206
Expense allocations	(276)	(79,788)	70,083	9,981	—	—
	—	248,931	2,338,876	923,173	—	3,510,980
Income before Income Taxes	—	4,345	55,864	23,438	—	83,647
Provision for Income Taxes	—	1,456	14,234	7,852	—	23,542
Equity in Net Income of Subsidiaries	59,823	—	—	—	(59,823)	—
Net income	59,823	2,889	41,630	15,586	(59,823)	60,105
Less: Net income attributable to noncontrolling interest	—	—	282	—	—	282
Net income attributable to Aramark stockholders	59,823	2,889	41,348	15,586	(59,823)	59,823
Other comprehensive loss, net of tax	(23,399)	(15,496)	(1,293)	(25,930)	42,719	(23,399)
Comprehensive income (loss) attributable to Aramark stockholders	$36,424	$(12,607)	$40,055	$(10,344)	$(17,104)	$36,424

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended April 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$501,645	$4,821,638	$1,973,697	$—	$7,296,980
Costs and Expenses:
Cost of services provided	—	433,628	4,263,364	1,829,503	—	6,526,495
Depreciation and amortization	—	5,504	205,157	39,764	—	250,425
Selling and general corporate expenses	1,359	85,196	68,382	8,367	—	163,304
Interest and other financing costs	—	127,955	(914)	16,088	—	143,129
Expense allocations	(1,359)	(162,804)	142,177	21,986	—	—
	—	489,479	4,678,166	1,915,708	—	7,083,353
Income before Income Taxes	—	12,166	143,472	57,989	—	213,627
Provision for Income Taxes	—	4,262	43,419	20,221	—	67,902
Equity in Net Income of Subsidiaries	145,320	—	—	—	(145,320)	—
Net income	145,320	7,904	100,053	37,768	(145,320)	145,725
Less: Net income attributable to noncontrolling interest	—	—	405	—	—	405
Net income attributable to Aramark stockholders	145,320	7,904	99,648	37,768	(145,320)	145,320
Other comprehensive income (loss), net of tax	(56,388)	(15,120)	(3,289)	(69,764)	88,173	(56,388)
Comprehensive income (loss) attributable to Aramark stockholders	$88,932	$(7,216)	$96,359	$(31,996)	$(57,147)	$88,932

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(12,534)	$218,921	$(102,295)	$105,707	$209,799
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(10,715)	(198,294)	(28,824)	—	(237,833)
Disposals of property and equipment	—	—	4,000	—	—	4,000
Acquisitions of businesses, net of cash acquired	—	—	(232)	(57,864)	—	(58,096)
Other investing activities	—	(1,266)	3,620	241	—	2,595
Net cash used in investing activities	—	(11,981)	(190,906)	(86,447)	—	(289,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	393,969	—	559	—	394,528
Payments of long-term borrowings	—	(122,818)	(7,589)	(140,968)	—	(271,375)
Payments of dividends	—	(45,795)	—	—	—	(45,795)
Proceeds from issuance of common stock	—	16,524	—	—	—	16,524
Other financing activities	—	13,406	(2,087)	(358)	—	10,961
Change in intercompany, net	—	(224,992)	(28,880)	359,579	(105,707)	—
Net cash provided by (used in) financing activities	—	30,294	(38,556)	218,812	(105,707)	104,843
Increase (decrease) in cash and cash equivalents	—	5,779	(10,541)	30,070	—	25,308
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$37,571	$32,270	$77,878	$—	$147,724

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended April 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(281)	$(25,095)	$(73,568)	$180,161	$(2,500)	$78,717
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(14,201)	(182,601)	(28,495)	—	(225,297)
Disposals of property and equipment	—	342	2,629	1,588	—	4,559
Acquisitions of businesses, net of cash acquired	—	—	(1,474)	—	—	(1,474)
Other investing activities	—	247	9,659	(7,665)	—	2,241
Net cash used in investing activities	—	(13,612)	(171,787)	(34,572)	—	(219,971)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	125,800	—	46,551	—	172,351
Payments of long-term borrowings	—	(10,961)	(7,165)	(6,595)	—	(24,721)
Payments of dividends	—	(40,685)	—	—	—	(40,685)
Proceeds from issuance of common stock	—	16,652	—	—	—	16,652
Other financing activities	—	43,813	(2,718)	(374)	—	40,721
Change in intercompany, net	281	(101,264)	274,915	(176,432)	2,500	—
Net cash provided by (used in) financing activities	281	33,355	265,032	(136,850)	2,500	164,318
Increase (decrease) in cash and cash equivalents	—	(5,352)	19,677	8,739	—	23,064
Cash and cash equivalents, beginning of period	5	26,284	41,639	43,762	—	111,690
Cash and cash equivalents, end of period	$5	$20,932	$61,316	$52,501	$—	$134,754

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended April 1, 2016 and April 3, 2015 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 2, 2015 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 1, 2015.
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
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased use of standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during the first half of fiscal 2016, and we estimate we will incur an additional $25 to $35 million during the remainder of fiscal 2016 in accordance with our transformation plan.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended April 1, 2016 and April 3, 2015 (dollars in millions).

	Three Months Ended		Change
	April 1, 2016	April 3, 2015	$	%
Sales	$3,574.8	$3,594.6	$(19.8)	(1)%
Costs and Expenses:
Cost of services provided	3,209.7	3,239.2	(29.5)	(1)%
Other operating expenses	193.0	200.6	(7.6)	(4)%
	3,402.7	3,439.8	(37.1)	(1)%
Operating income	172.1	154.8	17.3	11%
Interest and Other Financing Costs, net	71.7	71.2	0.5	1%
Income Before Income Taxes	100.4	83.6	16.8	20%
Provision for Income Taxes	33.9	23.5	10.4	44%
Net income	$66.5	$60.1	$6.4	11%

	Three Months Ended		Change
Sales by Segment(1)	April 1, 2016	April 3, 2015	$	%
FSS North America	$2,520.2	$2,519.1	$1.1	—%
FSS International	664.0	699.7	(35.7)	(5)%
Uniform	390.6	375.8	14.8	4%
	$3,574.8	$3,594.6	$(19.8)	(1)%

	Three Months Ended		Change
Operating Income by Segment	April 1, 2016	April 3, 2015	$	%
FSS North America	$137.2	$127.6	9.6	8%
FSS International	24.6	20.3	4.3	21%
Uniform	43.7	41.6	2.1	5%
Corporate	(33.4)	(34.7)	1.3	(4)%
	$172.1	$154.8	$17.3	11%

(1)
As a percentage of total sales, FSS North America represented 70% and 70%, FSS International represented 19% and 20% and Uniform represented 11% and 10% for the three months ended April 1, 2016 and April 3, 2015, respectively.

	Six Months Ended		Change
	April 1, 2016	April 3, 2015	$	%
Sales	$7,285.1	$7,297.0	$(11.9)	—%
Costs and Expenses:
Cost of services provided	6,504.2	6,526.5	(22.3)	—%
Other operating expenses	394.7	413.8	(19.1)	(5)%
	6,898.9	6,940.3	(41.4)	(1)%
Operating income	386.2	356.7	29.5	8%
Interest and Other Financing Costs, net	143.1	143.1	—	—%
Income Before Income Taxes	243.1	213.6	29.5	14%
Provision for Income Taxes	83.2	67.9	15.3	23%
Net income	$159.9	$145.7	$14.2	10%

	Six Months Ended		Change
Sales by Segment(1)	April 1, 2016	April 3, 2015	$	%
FSS North America	$5,142.9	$5,083.5	$59.4	1%
FSS International	1,358.9	1,458.4	(99.5)	(7)%
Uniform	783.3	755.1	28.2	4%
	$7,285.1	$7,297.0	$(11.9)	—%

	Six Months Ended		Change
Operating Income by Segment	April 1, 2016	April 3, 2015	$	%
FSS North America	$305.5	$289.9	$15.6	5%
FSS International	54.6	51.0	3.6	7%
Uniform	94.1	96.2	(2.1)	(2)%
Corporate	(68.0)	(80.4)	12.4	(15)%
	$386.2	$356.7	$29.5	8%

(1)
As a percentage of total sales, FSS North America represented 70% and 70%, FSS International represented 19% and 20% and Uniform represented 11% and 10% for the six months ended April 1, 2016 and April 3, 2015, respectively.

Consolidated Overview
Sales were $3.6 billion and $7.3 billion for the three and six month periods of both fiscal 2016 and fiscal 2015, a decrease of approximately 1% compared to the prior year quarter and about even when compared to the prior year period. Sales for the three and six month periods of fiscal 2016 were impacted by:

•	growth in the Education and Sports, Leisure & Corrections sectors in the FSS North America segment;

•	growth in China, Germany, Ireland and Korea in the FSS International segment; and

•	growth in our Uniform segment; which was offset by

•	a decrease in our Healthcare and Business & Industry sectors in the FSS North America segment;

•	a decrease in South America in the FSS International segment; and

•	the negative impact of foreign currency translation of approximately $67 million and $180 million, respectively (approximately -2% in both periods).
Cost of services provided as a percentage of sales was 90% and 89% for the three and six month periods of both fiscal 2016 and fiscal 2015, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three and six months ended April 1, 2016 and April 3, 2015.

	Three Months Ended		Six Months Ended
Cost of services provided components	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Food and support service costs	27%	28%	28%	28%
Personnel costs	47%	47%	46%	47%
Other direct costs	26%	25%	26%	25%
	100%	100%	100%	100%

Operating income of $172.1 million and $386.2 million for the three and six months ended April 1, 2016 represented an increase of approximately 11% and 8% over the prior year periods, respectively. The increase in operating income for the three and six months ended April 1, 2016 was impacted by:

•	profit growth in our Sports, Leisure & Corrections and Education sectors in the FSS North America segment;

•	profit growth in South America in the FSS International segment;

•	a decrease in consulting costs;

•	cost reductions from streamlining our general and administrative functions;

•	a decrease in acquisition related amortization expense in the FSS North America segment (approximately $9.1 million and $9.7 million, respectively); and

•	the prior year loss associated with the divestiture of Aramark India Private Limited ("India") (approximately $4.3 million in both periods); which more than offset

•	the negative impact of foreign currency translation of approximately $4 million and $11 million, respectively (approximately -2% and -3%, respectively);

•	a profit decline in our Business & Industry sector in the FSS North America segment; and

•	an increase in severance related costs (approximately $10.1 million and $10.0 million, respectively).
During the six month period of fiscal 2016, there was also a decrease in favorable insurance adjustments related to claims experience of approximately $7.5 million compared with the prior year period.
Interest and Other Financing Costs, net, for the three and six month period of fiscal 2016 increased 1% and was about even when compared to the prior year periods, respectively. The increase in the three month period of fiscal 2016 was primarily due to an increase in the average interest rate compared to the prior year period, partially offset by a decrease in the average debt level.
The effective income tax rate for the three and six month periods of fiscal 2016 was 33.7% and 34.2%, respectively, compared to 28.1% and 31.8% in the prior year periods, respectively. The increase in the effective tax rate in both current year periods is due to the prior year benefit of approximately $6.1 million in connection with the prior year sale of our India subsidiary.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single reportable segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure & Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Business & Industry	$499.5	$521.4	$998.3	$1,038.4
Education	1,110.5	1,084.2	2,258.0	2,173.9
Healthcare	484.9	501.9	966.1	991.8
Sports, Leisure & Corrections	425.3	411.6	920.5	879.4
	$2,520.2	$2,519.1	$5,142.9	$5,083.5
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the the three and six month periods of fiscal 2016 were about even and increased approximately 1% compared to the prior year periods, respectively. Sales in the segment were negatively impacted by foreign currency translation of approximately $17 million and $48 million for the three and six month periods of fiscal 2016, respectively (approximately -1% in both periods).
The Business & Industry sector had mid-single digit sales declines for both the three and six month periods of fiscal 2016, which were impacted by a decline in our remote services business in Canada from the economic downturn in the oil and gas industry and net lost business in our facilities business, partially offset by sales growth in our refreshment services business.

The Education sector had a low-single digit sales increase for the second quarter of fiscal 2016 and a mid-single digit sales increase for the six month period of fiscal 2016, which were impacted by an increase in base business in our Higher Education business and net new business in our Higher Education and K-12 businesses.
The Healthcare sector had low-single digit sales declines for both the three and six month periods of fiscal 2016, which were impacted by net lost business within our hospitality business, partially offset by an increase in base business in our healthcare technologies business.
The Sports, Leisure & Corrections sector had a low-single digit sales increase for the second quarter of fiscal 2016 and a mid-single digit sales increase for the six month period of fiscal 2016, which were impacted by sales growth in the stadiums and arenas we serve and new business in our leisure business, which more than offset lost business within our Corrections business.
Cost of services provided was $2.3 billion and $4.6 billion for the three and six month periods of fiscal 2016, respectively, compared to $2.2 billion and $4.5 billion for the prior year periods, respectively. As a percentage of sales, cost of services provided was 90% for all periods presented.
Operating income for the three and six month periods of fiscal 2016 increased 8% and 5% as compared to the prior year periods, respectively. The increase in operating income for the three and six month periods of fiscal 2016 was impacted by:

•	profit growth in our Education and Sports, Leisure & Corrections sectors;

•	a decrease in consulting costs;

•	cost reductions from streamlining our general and administrative functions; and

•	a decrease in acquisition-related amortization expense (approximately $9.1 million and $9.7 million, respectively); which more than offset

•	a profit decline in our Business & Industry sector from less sales;

•	an increase in severance related costs (approximately $5.4 million for both periods); and

•	the negative impact of foreign currency translation of approximately $2 million and $5 million, respectively (approximately -1% and -2%, respectively).
During the six month period of fiscal 2016, there was a decrease in favorable insurance adjustments due to claims experience of approximately $5.6 million compared to the prior year period.
FSS International Segment
Sales in the FSS International segment for the three and six month periods of fiscal 2016 decreased 5% and 7% compared to the prior year periods, respectively. The decrease in sales for the three and six month periods of fiscal 2016 was impacted by:

•	the negative impact of foreign currency translation of approximately $50 million and $132 million, respectively (approximately -7% and -9%, respectively); and

•	a sales decline in the U.K. and South America; which more than offset

•	sales growth in China, Germany, Ireland and Korea; and

•	the impact of the Avoca Handweavers Limited ("Avoca") acquisition in the second quarter of fiscal 2016 (approximately 1% for both periods).
Cost of services provided was $0.6 billion and $1.3 billion for the three and six month periods of fiscal 2016, respectively, compared to $0.7 billion and $1.4 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 94% and 94% in the three and six month periods of fiscal 2016, respectively and 95% and 94% in the three and six month periods of fiscal 2015, respectively.
Operating income for the three and six month periods of fiscal 2016 increased 21% and 7% compared to the prior year periods. The increase in operating income for the three and six months periods of fiscal 2016 was impacted by:

•	profit growth in South America;

•	the prior year loss associated with the divestiture of Aramark India Private Limited ("India") (approximately $4.3 million in both periods); which more than offset

•	the increase in severance related costs (approximately $2.4 million and $2.5 million, respectively); and

•	the negative impact of foreign currency translation of approximately $2 million and $6 million, respectively(approximately -10% and -11%, respectively).

Uniform Segment
Uniform segment sales increased 4% for both the three and six month periods of fiscal 2016 compared to the prior year periods. This increase is primarily the result of growth in base business within our uniform rental business.
Cost of services provided was $0.3 billion and $0.6 billion for the three and six month periods of fiscal 2016 and fiscal 2015, respectively. Cost of services provided as a percentage of sales was 80% in the three month periods of fiscal 2016 and fiscal 2015 and 79% and 78% in the six month periods of fiscal 2016 and fiscal 2015, respectively.
Operating income for the three and six month periods of fiscal 2016 increased 5% and decreased 2% compared to the prior year periods, respectively. The increase in the second quarter of fiscal 2016 is due to the sales growth as discussed above. The decrease in operating income for the six month period of fiscal 2016 was due to a decrease in favorable insurance adjustments due to claims experience of approximately $2.7 million compared to the prior year period. Operating income for the three and six month periods of fiscal 2016 includes severance related costs of approximately $2.5 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $33.4 million in the second quarter of fiscal 2016 compared to $34.7 million for the prior year period. The decrease is primarily due to the impact of:

•	a decrease in consulting costs and cost reductions from streamlining our general and administrative functions (approximately $4.2 million); partially offset by

•	an increase in charges from the change in fair value related to our gasoline and diesel agreements (approximately $3.0 million).
For the six months ended April 1, 2016, corporate expenses were $68.0 million compared to $80.4 million for the prior year period. The decrease is primarily due to the impact of:

•	a decrease in our stock based compensation expense mainly from performance-based options (approximately $2.1 million); and

•	a decrease in consulting costs and cost reductions from streamlining our general and administrative functions(approximately $9.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of April 1, 2016, we had $147.7 million of cash and cash equivalents and approximately $713.5 million of availability under our senior secured revolving credit facility. As of April 1, 2016, there was approximately $397.6 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions. On May 2, 2016, we extended the terms of the Receivables Facility from May 2017 to May 2019. The terms and conditions remain largely consistent and also increase the seasonal tranche capacity of the Receivables Facility to $50.0 million from September to March and May to June.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	April 1, 2016	April 3, 2015
Net cash provided by operating activities	$209.8	$78.7
Net cash used in investing activities	(289.3)	(220.0)
Net cash provided by financing activities	104.8	164.3
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Provided by Operating Activities
During the six month period of fiscal 2016, the increase in the total of net income and non cash charges results from the higher operating results discussed above. The change in operating assets and liabilities compared to the prior year period relates primarily to changes in the following:

•
Accrued Expenses being less of a use of cash compared to the prior year period due to a decrease in commission payments mainly from a lost client in the Sports, Leisure and Corrections sector (approximately $30.5 million), a decrease in the accrual for employee bonuses (approximately $17.7 million) and the timing of client advanced payments, primarily in our Education sector (approximately $11.3 million);

•
Prepayments and Other Current Assets were a source of cash in the current period due to higher operating results and a decrease in income taxes paid compared to the prior year period (approximately $31.4 million);

•	Accounts Payable being less of a use of cash compared to the prior year period due to the timing of disbursements (approximately $28.3 million); partially offset by

•	Receivables were a use of cash due to timing of collections (approximately $44.0 million).
During the first quarter of fiscal 2016, we received proceeds of $5.7 million related to the termination of outstanding amortizing cross currency swap agreements.
During the six month period of fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience and $18.7 million of cash distributions from AIM Services Co., Ltd.
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates to the increase in capital expenditures, mainly from a client in our leisure business, and the acquisition of Avoca in the FSS International segment for approximately $57.9 million.
Cash Flows Provided by Financing Activities
During the six month period of fiscal 2016, cash provided by financing activities was impacted by the following:

•	issuance of $400 million of 5.125% Senior Notes due January 2024 (see Note 5 to the condensed consolidating financial statements); and

•	proceeds of approximately $16.5 million related to stock option exercises; which was partially offset by

•	repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million;

•	repayment of our outstanding balance under our revolving credit facility by $70.0 million;

•	an optional prepayment of outstanding term loans under our senior secured term loan facility due September 2019 of $60.0 million;

•	reduction of our foreign currency borrowings by approximately $39.8 million;

•	payments of approximately $45.8 million of dividends; and

•	payment of approximately $6.0 million for financing fees related to the issuance of $400 million of 5.125% Senior Notes due January 2024.
During the six month period of fiscal 2015, we borrowed approximately $157.8 million from our senior secured revolving credit facility, received proceeds of approximately $16.7 million related to stock option exercises and paid dividends of approximately $40.7 million.
The "Other financing activities" caption on the Condensed Consolidated Statement of Cash Flow reflects the excess tax benefit recorded on exercises of share-based awards.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indentures governing our 5.75% Senior Notes due March 2020 and 5.125% Senior Notes due January 2024 (collectively, the "Senior Notes") contains similar provisions. As of April 1, 2016, we were in compliance with these covenants.
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
The following is a reconciliation of net income attributable to Aramark Services, Inc. stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.’s operating results, to Covenant EBITDA and Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the Indentures governing our Senior Notes. Covenant EBITDA and Covenant Adjusted EBTIDA are measures of Aramark Services, Inc. and its restricted subsidiaries only and do not include the results of Aramark.

	Three Months Ended					Twelve Months Ended
(in millions)	April 1, 2016	January 1, 2016	October 2, 2015	July 3, 2015		April 1, 2016
Net income attributable to Aramark Services, Inc. stockholder	$66.4	$93.3	$56.9	$33.8		$250.4
Interest and other financing costs, net	71.8	71.3	71.6	71.2		285.9
Provision for income taxes	33.9	49.3	25.5	11.6		120.3
Depreciation and amortization	120.3	127.5	128.3	125.3		501.4
Covenant EBITDA	292.4	341.4	282.3	241.9		1,158.0
Share-based compensation expense(1)	14.1	15.3	14.4	20.5		64.3
Unusual or non-recurring (gains)/losses(2)	—	—	(3.9)	—		(3.9)
Pro forma EBITDA for equity method investees(3)	4.3	4.6	2.9	3.3		15.1
Pro forma EBITDA for certain transactions(4)	—	2.3	2.0	1.1	1.0	5.4
Other(5)	10.6	3.5	47.1	10.6		71.8
Covenant Adjusted EBITDA	$321.4	$367.1	$344.8	$277.4		$1,310.7

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units, and deferred stock unit awards (see Note 8 to the condensed consolidated financial statements).

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

(4)	Represents the pro forma of estimated EBITDA from acquisitions and divestitures made during the period.

(5)	Other includes certain other miscellaneous items (primarily severance related expenses and asset write downs).
Our covenant requirements and actual ratios for the twelve months ended April 1, 2016 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.25	3.02
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.56

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 1, 2016 has not materially changed from October 2, 2015 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 2, 2015 filed with the SEC on December 1, 2015). See Note 6 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 12 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of April 1, 2016.

Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended April 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of April 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended April 1, 2016 and April 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 1, 2016 and April 3, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2016 and April 3, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended April 1, 2016 and April 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2016.

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

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended April 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of April 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended April 1, 2016 and April 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 1, 2016 and April 3, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2016 and April 3, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended April 1, 2016 and April 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.