Form 10-Q
period 2016-07-01
Aramark
filed 2016-08-10
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended July 1, 2016 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, the number of shares of the registrant's common stock outstanding is 243,910,027.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	July 1, 2016	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$196,507	$122,416
Receivables (less allowances: 2016 - $47,019; 2015 - $39,023)	1,434,744	1,444,574
Inventories	561,242	575,263
Prepayments and other current assets	236,091	236,870
Total current assets	2,428,584	2,379,123
Property and Equipment, net	995,058	959,345
Goodwill	4,577,910	4,558,968
Other Intangible Assets	1,048,076	1,111,980
Other Assets	1,281,869	1,186,941
	$10,331,497	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$50,066	$81,427
Accounts payable	683,313	850,040
Accrued expenses and other current liabilities	1,063,502	1,249,521
Total current liabilities	1,796,881	2,180,988
Long-Term Borrowings	5,383,118	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	1,052,198	937,311
Redeemable Noncontrolling Interest	9,980	10,102
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2016—271,094,424 shares and 2015—266,564,567 shares; and outstanding: 2016—243,431,926 shares and 2015—239,917,320 shares)	2,711	2,666
Capital surplus	2,883,686	2,784,730
Accumulated deficit	(93,920)	(228,641)
Accumulated other comprehensive loss	(161,027)	(166,568)
Treasury stock (shares held in treasury: 2016—27,662,498 shares and 2015—26,647,247 shares)	(542,130)	(508,828)
Total stockholders' equity	2,089,320	1,883,359
	$10,331,497	$10,196,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 1, 2016	July 3, 2015
Sales	$3,586,908	$3,486,203
Costs and Expenses:
Cost of services provided	3,233,884	3,164,700
Depreciation and amortization	122,363	125,332
Selling and general corporate expenses	61,317	79,293
	3,417,564	3,369,325
Operating income	169,344	116,878
Interest and Other Financing Costs, net	103,764	71,225
Income Before Income Taxes	65,580	45,653
Provision for Income Taxes	20,722	11,615
Net income	44,858	34,038
Less: Net income attributable to noncontrolling interest	93	277
Net income attributable to Aramark stockholders	$44,765	$33,761

Earnings per share attributable to Aramark stockholders:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Weighted Average Shares Outstanding:
Basic	242,831	238,718
Diluted	249,057	247,224

	Nine Months Ended
	July 1, 2016	July 3, 2015
Sales	$10,872,005	$10,783,183
Costs and Expenses:
Cost of services provided	9,738,117	9,691,195
Depreciation and amortization	370,172	375,757
Selling and general corporate expenses	208,165	242,597
	10,316,454	10,309,549
Operating income	555,551	473,634
Interest and Other Financing Costs, net	246,835	214,354
Income Before Income Taxes	308,716	259,280
Provision for Income Taxes	103,925	79,517
Net income	204,791	179,763
Less: Net income attributable to noncontrolling interest	329	682
Net income attributable to Aramark stockholders	$204,462	$179,081

Earnings per share attributable to Aramark stockholders:
Basic	$0.85	$0.76
Diluted	$0.82	$0.73
Weighted Average Shares Outstanding:
Basic	241,740	236,933
Diluted	248,322	246,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	July 1, 2016	July 3, 2015
Net income	$44,858	$34,038
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(5,383)	2,696
Foreign currency translation adjustments	(2,105)	1,731
Fair value of cash flow hedges	(441)	4,260
Other comprehensive income (loss), net of tax	(7,929)	8,687
Comprehensive income	36,929	42,725
Less: Net income attributable to noncontrolling interest	93	277
Comprehensive income attributable to Aramark stockholders	$36,836	$42,448

	Nine Months Ended
	July 1, 2016	July 3, 2015
Net income	$204,791	$179,763
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(5,383)	2,696
Foreign currency translation adjustments	3,655	(36,101)
Fair value of cash flow hedges	7,269	(14,296)
Other comprehensive income (loss), net of tax	5,541	(47,701)
Comprehensive income	210,332	132,062
Less: Net income attributable to noncontrolling interest	329	682
Comprehensive income attributable to Aramark stockholders	$210,003	$131,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net income	$204,791	$179,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,172	375,757
Deferred income taxes	54,291	11,032
Share-based compensation expense	43,556	51,984
Changes in operating assets and liabilities	(331,728)	(479,492)
Other operating activities	23,833	18,540
Net cash provided by operating activities	364,915	157,584
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(350,170)	(354,129)
Disposals of property and equipment	18,029	7,658
Acquisition of certain businesses, net of cash acquired	(59,377)	(3,349)
Other investing activities	7,194	2,973
Net cash used in investing activities	(384,324)	(346,847)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,398,395	234,856
Payments of long-term borrowings	(1,245,449)	(39,853)
Net change in funding under the Receivables Facility	(9,730)	(7,870)
Payments of dividends	(68,873)	(61,236)
Proceeds from issuance of common stock	23,296	24,109
Other financing activities	(4,139)	45,403
Net cash provided by financing activities	93,500	195,409
Increase in cash and cash equivalents	74,091	6,146
Cash and cash equivalents, beginning of period	122,416	111,690
Cash and cash equivalents, end of period	$196,507	$117,836

	Nine Months Ended
(dollars in millions)	July 1, 2016	July 3, 2015
Interest paid	$174.0	$186.8
Income taxes paid	26.2	41.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	204,462			204,462
Other comprehensive income (loss)	5,541				5,541
Capital contributions from issuance of common stock	33,761	45	33,716
Compensation expense related to stock incentive plans	43,556		43,556
Tax benefits related to stock incentive plans	21,684		21,684
Repurchases of common stock	(33,302)					(33,302)
Payments of dividends	(69,741)			(69,741)
Balance, July 1, 2016	$2,089,320	$2,711	$2,883,686	$(93,920)	$(161,027)	$(542,130)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	179,081			179,081
Other comprehensive income (loss)	(47,701)				(47,701)
Capital contributions from issuance of common stock	57,297	79	57,218
Compensation expense related to stock incentive plans	51,984		51,984
Tax benefits related to stock incentive plans	50,029		50,029
Repurchases of common stock	(80,923)					(80,923)
Payment of dividends	(61,462)			(61,462)
Balance, July 3, 2015	$1,866,341	$2,640	$2,734,242	$(264,844)	$(153,999)	$(451,698)

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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	July 1, 2016			July 3, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$44,858			$34,038
Pension plan adjustments	(8,282)	2,899	(5,383)	4,148	(1,452)	2,696
Foreign currency translation adjustments	4,142	(6,247)	(2,105)	(1,882)	3,613	1,731
Fair value of cash flow hedges	(730)	289	(441)	7,211	(2,951)	4,260
Other comprehensive income (loss)	(4,870)	(3,059)	(7,929)	9,477	(790)	8,687
Comprehensive income			36,929			42,725
Less: Net income attributable to noncontrolling interest			93			277
Comprehensive income attributable to Aramark stockholders			$36,836			$42,448

	Nine Months Ended
	July 1, 2016			July 3, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$204,791			$179,763
Pension plan adjustments	(8,282)	2,899	(5,383)	4,148	(1,452)	2,696
Foreign currency translation adjustments	17,190	(13,535)	3,655	(41,359)	5,258	(36,101)
Fair value of cash flow hedges	2,351	4,918	7,269	(23,572)	9,276	(14,296)
Other comprehensive income (loss)	11,259	(5,718)	5,541	(60,783)	13,082	(47,701)
Comprehensive income			210,332			132,062
Less: Net income attributable to noncontrolling interest			329			682
Comprehensive income attributable to Aramark stockholders			$210,003			$131,380
Accumulated other comprehensive loss consists of the following (in thousands):

	July 1, 2016	October 2, 2015
Pension plan adjustments	$(51,279)	$(45,896)
Foreign currency translation adjustments	(67,886)	(71,541)
Cash flow hedges	(41,862)	(49,131)
	$(161,027)	$(166,568)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property, Plant and Equipment
During the third quarter of fiscal 2016, the Company sold one of its buildings for cash proceeds of approximately $9.5 million within the FSS North America segment. The Company recorded a loss of approximately $5.1 million related to the sale and other asset write-offs, which is included in "Cost of services provided" in the Condensed Consolidated Statement of Income. During the third quarter of fiscal 2015, the Company recorded an impairment charge of approximately $8.7 million, which is included in "Cost of services provided" in the Condensed Consolidated Statement of Income, to write down the book value of the building to its fair value.
Other Assets
Other assets consist primarily of investments in 50% or less owned entities, client contract investments, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $811.1 million and $782.7 million as of July 1, 2016 and October 2, 2015, respectively.
The Company’s principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $177.7 million and $152.5 million at July 1, 2016 and October 2, 2015, respectively, which is included in “Other Assets” in the Condensed Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	Three Months Ended
	July 1, 2016	July 3, 2015
Sales	$396,492	$340,527
Gross profit	47,742	38,683
Net income	10,396	5,785

	Nine Months Ended
	July 1, 2016	July 3, 2015
Sales	$1,088,311	$1,029,733
Gross profit	124,343	113,304
Net income	22,312	17,058
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, are significantly impacted by currency translation. The Company’s equity in undistributed earnings of AIM Services Co., Ltd. was $4.3 million and $9.2 million for the three and nine months ended July 1, 2016, respectively, and $2.2 million and $6.9 million for the three and nine months ended July 3, 2015, respectively, and is recorded as a reduction of "Cost of services provided" in the Condensed Consolidated Statements of Income.
NOTE 2. ACQUISITIONS AND DIVESTITURES:
Fiscal 2016
Avoca Handweavers Limited Acquisition
During the second quarter of fiscal 2016, the Company completed the purchase of Avoca Handweavers Limited ("Avoca"), an Irish retail and cafe business, for cash consideration of approximately $65.8 million (approximately $59.2 million, net of cash acquired). The sales, net income, assets and liabilities of Avoca did not have a material impact on the Company's condensed consolidated financial statements.
HPSI Asset Acquisition
During the fourth quarter of fiscal 2016, the Company acquired the assets of HPSI, a group purchasing organization, in its FSS North America segment for cash consideration of $140.0 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 3. SEVERANCE:
During the third quarter of fiscal 2016, the Company continued and refined its focus on streamlining and improving the efficiency and effectiveness of its selling, general and administrative functions. As a result, the Company recorded net severance charges of approximately $1.9 million and $9.0 million during the three and nine month periods of fiscal 2016, respectively. For the three and nine months ended July 3, 2015, the Company recorded net severance charges of $3.8 million and $0.9 million, respectively, as a result of additional cost saving and productivity initiatives offset by refinements to the Company's original plans for consolidation and centralization initiatives and actual attrition of the workforce. As of July 1, 2016 and October 2, 2015, the Company had an accrual of approximately $16.1 million and $26.0 million, respectively, related to the unpaid obligations for these costs.
In addition, the Company incurred approximately $4.4 million of severance charges during the fourth quarter of fiscal 2015 from its decision to exit certain operations within the FSS International segment, $1.3 million of which was unpaid as of July 1, 2016.
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
Changes in total goodwill during the nine months ended July 1, 2016 follow (in thousands):

Segment	October 2, 2015	Acquisition	Translation	July 1, 2016
FSS North America	$3,583,365	$—	$33	$3,583,398
FSS International	400,824	40,432	(21,523)	419,733
Uniform	574,779	—	—	574,779
	$4,558,968	$40,432	$(21,490)	$4,577,910
The amount in acquisition in the FSS International segment relates to the Avoca acquisition, which may be revised upon final determination of the purchase price allocation.
Other intangible assets consist of the following (in thousands):

	July 1, 2016			October 2, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,852,058	$(1,563,118)	$288,940	$1,859,689	$(1,494,885)	$364,804
Trade names	760,769	(1,633)	759,136	748,809	(1,633)	747,176
	$2,612,827	$(1,564,751)	$1,048,076	$2,608,498	$(1,496,518)	$1,111,980
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
Amortization of intangible assets for the nine months ended July 1, 2016 and July 3, 2015 was approximately $75.9 million and $100.7 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings are summarized in the following table (in thousands):

	July 1, 2016	October 2, 2015
Senior secured revolving credit facility, due February 2019	$—	$70,000
Senior secured term loan facility, due July 2016	—	74,130
Senior secured term loan facility, due September 2019	938,950	1,189,371
Senior secured term loan facility, due February 2021	2,457,907	2,489,235
5.75% senior notes, due March 2020	226,941	990,540
5.125% senior notes, due January 2024	905,495	—
4.75% senior notes, due June 2026	492,890	—
Receivables Facility, due May 2019	340,270	350,000
Capital leases	57,137	57,660
Other	13,594	45,088
	5,433,184	5,266,024
Less—current portion	(50,066)	(81,427)
	$5,383,118	$5,184,597
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
During the second quarter of fiscal 2016, the Company made an optional prepayment of $60.0 million of outstanding term loans under its senior secured term loan facility, due September 2019 (the "2019 Term Loans").
During the third quarter of fiscal 2016, the Company extended the terms of the $350 million Receivables Facility from May 2017 to May 2019. The terms and conditions remain largely consistent and the additional seasonal capacity of the Receivables Facility increases from $25.0 million to $50.0 million from September to March and May to June.
On December 17, 2015, Aramark Services, Inc. ("the Issuer"), a subsidiary of the Company, issued $400 million of 5.125% Senior Notes (the "Original 2024 Notes"), due January 15, 2024, pursuant to an indenture, dated as of December 17, 2015 (the “Base Indenture”), entered into by the Issuer, certain other Aramark entities, as guarantors of the Original 2024 Notes and the Bank of New York Mellon, as trustee. The Original 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the Original 2024 Notes.
On May 31, 2016, the Issuer issued $1,000 million principal amount of senior unsecured notes, consisting of $500 million of 5.125% Senior Notes due 2024 (the "New 2024 Notes") and $500 million of 4.75% Senior Notes due 2026 (the "2026 Notes" and, together with the New 2024 Notes, the "Issued Notes"). The New 2024 Notes constitute a further issuance of the Original 2024 Notes (together with the New 2024 Notes, the "2024 Notes" and, together with the Issued Notes, the "Notes"). The New 2024 Notes were issued pursuant to the Base Indenture, as supplemented by the supplemental indenture, dated as of May 31, 2016 (the "Supplemental Indenture"), entered into by the Issuer, certain other Aramark entities, as guarantors of the New 2024 Notes and the Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016 (the "2026 Notes Indenture"), entered into by the Issuer, certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The New 2024 Notes were issued at a premium of $18.8 million, which creates an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets and will be amortized to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income until maturity in 2024. The 2026 Notes were issued at par. The net proceeds from the Issued Notes and premium from the New 2024 Notes were used to redeem $194.1 million of 2019 Term Loans, repay $771.2 million principal of 5.75% senior notes, due March 2020 (the "2020 Notes"), pay a $22.2 million call premium on the 2020 Notes, pay $11.1 million of accrued interest on the 2020 Notes and fees and costs associated with the Issued Notes. As a result of the issuance of the Issued Notes, the Company recorded charges of approximately $30.2 million, to "Interest and Other Financing Costs, net" in the Condensed

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans. The Company also paid approximately $14.2 million in debt issuance costs spread evenly between the Issued Notes, which were recorded as a reduction to "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.
The Notes are senior unsecured obligations of the Issuer. The Notes rank equal in right of payment to all of the Issuer’s existing and future senior debt. The Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of the Issuer. The Notes and guarantees are effectively subordinated to all existing and future secured debt of the Issuer and the guarantors, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of the Issuer's subsidiaries that do not guarantee the Notes. Interest on the 2024 Notes is payable on January 15 and July 15 of each year. Interest on the 2026 Notes will be payable on June 1 and December 1 of each year.
The Base Indenture, Supplemental Indenture and 2026 Notes Indenture contain covenants limiting the Company's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to the Company; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of the Company's assets; and designate the Company's subsidiaries as unrestricted subsidiaries. They also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.
Registration Rights Agreement
On May 31, 2016, the Company entered into a registration rights agreement (the “New 2024 Notes Registration Rights Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers, with respect to the New 2024 Notes and a registration rights agreement (the "2026 Notes Registration Rights Agreement" and together with the New 2024 Notes Registration Agreement, the "Registration Rights Agreements") with Wells Fargo Securities, LLC, as representative of several initial purchasers, with respect to the 2026 Notes. In each of the Registration Rights Agreements, the Issuer agreed to (1) file an exchange offer registration statement pursuant to which the Issuer will offer exchange notes with terms identical in all material respects to, and evidencing the same indebtedness as, the applicable series of Issued Notes, in exchange for such series of Issued Notes (but which exchange notes will not contain terms with respect to transfer restrictions or provide for the additional interest described below); and (2) use commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended. The Issuer has agreed to use commercially reasonable efforts to cause the exchange offer to be consummated or, if required, to have one or more shelf registration statements declared effective, within 270 days after the issue date of the Issued Notes.
If the Company fails to satisfy this obligation (a “registration default”), the annual interest rate on the New 2024 Notes or the 2026 Notes, as applicable, will increase by 0.25%. The annual interest rate on the New 2024 Notes or the 2026 Notes, as applicable will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year over the applicable interest rate in the Supplemental Indenture or 2026 Notes Indenture, as applicable. If the registration default is corrected, the applicable interest rate on the New 2024 Notes or the 2026 Notes, as applicable, will revert to the original level.
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
Cash Flow Hedges
The Company has $2.4 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the nine month period of fiscal 2016, $0.5 billion of interest rate swap agreements matured.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of July 1, 2016 and October 2, 2015, approximately ($41.9) million and ($43.3) million of unrealized net of tax losses related to the interest rate swaps were included in “Accumulated other comprehensive loss,” respectively. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended July 1, 2016 and July 3, 2015 was not material.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swap agreements, which resulted in a pre-tax charge of approximately $1.1 million recorded to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the nine months ended July 1, 2016. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
The following table summarizes the net of tax effect of our derivatives designated as cash flow hedging instruments on Comprehensive Income (in thousands):

	Three Months Ended
	July 1, 2016	July 3, 2015
Interest rate swap agreements	$(228)	$7,029
Cross currency swap agreements	—	(536)
	$(228)	$6,493

	Nine Months Ended
	July 1, 2016	July 3, 2015
Interest rate swap agreements	$4,225	$(10,036)
Cross currency swap agreements	(2,074)	8,992
	$2,151	$(1,044)

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During the nine month period of fiscal 2016, the Company entered into contracts for approximately 34.7 million gallons. As of July 1, 2016, the Company has contracts for approximately 36.5 million gallons outstanding for fiscal 2016, fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $10.7 million and $7.9 million for the three and nine months ended July 1, 2016, respectively. The impact on earnings related to the change in fair value of these unsettled contracts for the three and nine months ended July 3, 2015 was a gain of approximately $2.9 million and $0.2 million, respectively. The change in fair value for unsettled contracts is included in “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to “Costs of services provided” in the Condensed Consolidated Statements of Income.
As of July 1, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €31.1 million, £59.9 million and CAD145.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans and the net impact was not material.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs, of the Company’s derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 1, 2016	October 2, 2015
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Prepayments	$—	$7,523

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments	3,450	—
		$3,450	$7,523
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses	$2,610	$6,086
Interest rate swap agreements	Other Noncurrent Liabilities	48,254	51,762
		50,864	57,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	248	922
Gasoline and diesel fuel agreements	Accounts Payable	—	4,419
		248	5,341
		$51,112	$63,189
The following table summarizes the location of (gain) loss reclassified from “Accumulated other comprehensive loss” into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Account	July 1, 2016	July 3, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$8,217	$7,838
Cross currency swap agreements	Interest Expense	—	(441)
		8,217	7,397
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(8,997)	$(1,175)
Foreign currency forward exchange contracts	Interest Expense	(4,441)	184
		(13,438)	(991)
		$(5,221)	$6,406

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Nine Months Ended
	Account	July 1, 2016	July 3, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$26,322	$23,458
Cross currency swap agreements	Interest Expense	2,061	(7,998)
		28,383	15,460
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(1,921)	$4,224
Foreign currency forward exchange contracts	Interest Expense	(5,216)	(4,373)
		(7,137)	(149)
		$21,246	$15,311
At July 1, 2016, the net of tax loss expected to be reclassified from “Accumulated other comprehensive loss” into earnings over the next twelve months based on current market rates is approximately $15.4 million.
NOTE 7. STOCKHOLDERS' EQUITY:
During the nine months ended July 1, 2016 and July 3, 2015, the Company paid dividends of approximately $68.9 million and $61.2 million to its stockholders, respectively. On August 3, 2016, the Company's Board declared a $0.095 dividend per share of common stock, payable on September 6, 2016, to shareholders of record on the close of business on August 16, 2016.
NOTE 8. SHARE-BASED COMPENSATION:
Share-based compensation expense for the three and nine months ended July 1, 2016 was approximately $14.2 million, before taxes of approximately $5.5 million and approximately $43.6 million, before taxes of approximately $17.0 million, respectively. Share-based compensation expense for the three and nine months ended July 3, 2015 was approximately $20.5 million, before taxes of approximately $8.0 million and approximately $52.0 million, before taxes of approximately $20.3 million, respectively. The compensation expense recognized is classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. No compensation expense was capitalized.
Stock Options
Time-Based Options
The Company granted 2.3 million time-based options with a weighted-average grant-date fair value of $9.21 per option during the nine months ended July 1, 2016. The Company recorded compensation expense during the three and nine months ended July 1, 2016 for time-based options of approximately $4.8 million and $14.4 million, respectively. The Company recorded compensation expense during the three and nine months ended July 3, 2015 for time-based options of approximately $4.2 million and $12.3 million, respectively.
Performance-Based Options
During the three and nine months ended July 3, 2015, approximately $6.2 million and $10.8 million, respectively, was charged to expense for performance-based options. During the third quarter of fiscal 2015, all unvested performance-based options granted under the 2007 Management Stock Incentive Plan (the "2007 MSIP") vested due to the sponsors of the Company's 2007 going-private transaction achieving the required rate of return on their sales of the Company's stock to constitute a return-based event under the original terms of such options related to approximately 0.7 million shares.
Time-Based Restricted Stock Units ("RSUs")
The Company granted 0.6 million RSUs during the nine months ended July 1, 2016 at a weighted-average grant-date fair value of $31.91 per RSU. The compensation cost charged to expense during the three and nine months ended July 1, 2016 for RSUs was approximately $5.3 million and $16.4 million, respectively. The compensation cost charged to expense during the three and nine months ended July 3, 2015 for RSUs was approximately $5.0 million and $14.3 million, respectively.
Performance Stock Units ("PSUs")
The Company granted 0.7 million PSUs during the nine months ended July 1, 2016 at a weighted-average grant-date fair value of $31.41 per PSU with performance conditions based upon the achievement of a level of adjusted earnings per share. The Company recorded compensation expense during the three and nine months ended July 1, 2016 for PSUs of approximately $3.4 million and $10.7 million, respectively. The Company recorded compensation expense during the three and nine months ended July 3, 2015 for PSUs of approximately $4.4 million and $13.0 million, respectively.
Deferred Stock Units ("DSUs")
The Company granted 0.1 million DSUs during the nine months ended July 1, 2016 at a weighted-average grant-date fair value of $32.48 per DSU. The compensation cost charged to expense during the three and nine months ended July 1, 2016 for DSUs was approximately $0.4 million and $1.1 million, respectively. The compensation cost charged to expense during the three and nine months ended July 3, 2015 for DSUs was approximately $0.3 million and $0.3 million.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Earnings:
Net income attributable to Aramark stockholders	$44,765	$33,761	$204,462	$179,081
Shares:
Basic weighted-average shares outstanding	242,831	238,718	241,740	236,933
Effect of dilutive securities	6,226	8,506	6,582	9,102
Diluted weighted-average shares outstanding	249,057	247,224	248,322	246,035

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.18	$0.14	$0.85	$0.76
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.18	$0.14	$0.82	$0.73
Share-based awards to purchase 2.4 million and 2.9 million shares were outstanding for the three months ended July 1, 2016 and July 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.7 million shares and 0.8 million shares were outstanding for the three month period of July 1, 2016 and July 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 3.4 million and 2.4 million shares were outstanding for nine months ended July 1, 2016 and July 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.7 million shares and 0.8 million shares were outstanding for the nine month period of July 1, 2016 and July 3, 2015, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Certain of the Company’s lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $121.9 million at July 1, 2016 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 1, 2016.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see note 8). Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	July 1, 2016	July 3, 2015
FSS North America	$2,487.9	$2,382.6
FSS International	709.7	722.0
Uniform	389.3	381.6
	$3,586.9	$3,486.2

	Operating Income
	Three Months Ended
	July 1, 2016	July 3, 2015
FSS North America	$100.7	$73.6
FSS International	38.5	32.3
Uniform	52.2	49.6
	191.4	155.5
Corporate	(22.1)	(38.6)
Operating Income	169.3	116.9
Interest and Other Financing Costs, net	(103.7)	(71.2)
Income Before Income Taxes	$65.6	$45.7

	Sales
	Nine Months Ended
	July 1, 2016	July 3, 2015
FSS North America	$7,630.7	$7,466.1
FSS International	2,068.7	2,180.4
Uniform	1,172.6	1,136.7
	$10,872.0	$10,783.2

	Operating Income
	Nine Months Ended
	July 1, 2016	July 3, 2015
FSS North America	$406.3	$363.5
FSS International	93.0	83.4
Uniform	146.3	145.7
	645.6	592.6
Corporate	(90.1)	(119.0)
Operating Income	555.5	473.6
Interest and Other Financing Costs, net	(246.8)	(214.3)
Income Before Income Taxes	$308.7	$259.3

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
Recurring Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company’s debt at July 1, 2016 and October 2, 2015 was $5,523.0 million and $5,341.3 million, respectively. The carrying value of the Company’s debt at July 1, 2016 and October 2, 2015 was $5,433.2 million and $5,266.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. The 2020 Notes, 2024 Notes and 2026 Notes are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company’s existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) (“Guarantors”). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2020 Notes, 2024 Notes or 2026 Notes (“Non-Guarantors”). The Guarantors also guarantee certain other debt.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$63,686	$36,040	$96,776	$—	$196,507
Receivables	—	343	344,375	1,090,026	—	1,434,744
Inventories, at lower of cost or market	—	15,143	476,655	69,444	—	561,242
Prepayments and other current assets	—	72,897	76,990	86,204	—	236,091
Total current assets	5	152,069	934,060	1,342,450	—	2,428,584
Property and Equipment, net	—	31,258	773,651	190,149	—	995,058
Goodwill	—	173,104	3,982,737	422,069	—	4,577,910
Investment in and Advances to Subsidiaries	2,089,415	5,458,441	588,247	226,304	(8,362,407)	—
Other Intangible Assets	—	29,729	914,400	103,947	—	1,048,076
Other Assets	—	60,396	993,707	229,767	(2,001)	1,281,869
	$2,089,420	$5,904,997	$8,186,802	$2,514,686	$(8,364,408)	$10,331,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,992	$12,922	$15,152	$—	$50,066
Accounts payable	—	129,012	306,786	247,515	—	683,313
Accrued expenses and other liabilities	100	144,462	657,599	265,080	(3,739)	1,063,502
Total current liabilities	100	295,466	977,307	527,747	(3,739)	1,796,881
Long-term Borrowings	—	4,673,903	44,058	665,157	—	5,383,118
Deferred Income Taxes and Other Noncurrent Liabilities	—	440,478	540,701	71,019	—	1,052,198
Intercompany Payable	—	—	4,943,383	1,095,136	(6,038,519)	—
Redeemable Noncontrolling Interest	—	—	9,980	—	—	9,980
Total Stockholders' Equity	2,089,320	495,150	1,671,373	155,627	(2,322,150)	2,089,320
	$2,089,420	$5,904,997	$8,186,802	$2,514,686	$(8,364,408)	$10,331,497

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$263,378	$2,406,759	$916,771	$—	$3,586,908
Costs and Expenses:						—
Cost of services provided	—	242,148	2,169,767	821,969	—	3,233,884
Depreciation and amortization	—	3,890	101,569	16,904	—	122,363
Selling and general corporate expenses	—	24,167	32,599	4,551	—	61,317
Interest and other financing costs, net	—	98,762	(653)	5,655	—	103,764
Expense allocations		(95,447)	80,109	15,338	—	—
	—	273,520	2,383,391	864,417	—	3,521,328
Income (Loss) before Income Taxes	—	(10,142)	23,368	52,354	—	65,580
Provision (Benefit) for Income Taxes	—	(3,718)	6,218	18,222	—	20,722
Equity in Net Income of Subsidiaries	44,765	—	—	—	(44,765)	—
Net income (loss)	44,765	(6,424)	17,150	34,132	(44,765)	44,858
Less: Net income attributable to noncontrolling interest	—	—	93	—	—	93
Net income (loss) attributable to Aramark stockholders	44,765	(6,424)	17,057	34,132	(44,765)	44,765
Other comprehensive income (loss), net of tax	(7,929)	(10,635)	(3,010)	(2,356)	16,001	(7,929)
Comprehensive income (loss) attributable to Aramark stockholders	$36,836	$(17,059)	$14,047	$31,776	$(28,764)	$36,836

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$773,795	$7,357,628	$2,740,582	$—	$10,872,005
Costs and Expenses:
Cost of services provided	—	712,877	6,503,117	2,522,123	—	9,738,117
Depreciation and amortization	—	11,758	307,149	51,265	—	370,172
Selling and general corporate expenses	—	96,596	97,575	13,994	—	208,165
Interest and other financing costs, net	—	229,226	(1,813)	19,422	—	246,835
Expense allocations	—	(250,932)	222,588	28,344	—	—
	—	799,525	7,128,616	2,635,148	—	10,563,289
Income (Loss) before Income Taxes	—	(25,730)	229,012	105,434	—	308,716
Provision (Benefit) for Income Taxes	—	(8,642)	75,537	37,030	—	103,925
Equity in Net Income of Subsidiaries	204,462	—	—	—	(204,462)	—
Net income (loss)	204,462	(17,088)	153,475	68,404	(204,462)	204,791
Less: Net income attributable to noncontrolling interest	—	—	329	—	—	329
Net income (loss) attributable to Aramark stockholders	204,462	(17,088)	153,146	68,404	(204,462)	204,462
Other comprehensive income (loss), net of tax	5,541	(19,076)	(6,292)	27,574	(2,206)	5,541
Comprehensive income (loss) attributable to Aramark stockholders	$210,003	$(36,164)	$146,854	$95,978	$(206,668)	$210,003

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended July 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$258,155	$2,274,567	$953,481	$—	$3,486,203
Costs and Expenses:
Cost of services provided	—	236,502	2,042,537	885,661	—	3,164,700
Depreciation and amortization	—	2,551	104,071	18,710	—	125,332
Selling and general corporate expenses	425	40,415	34,182	4,271	—	79,293
Interest and other financing costs	—	62,789	(729)	9,165	—	71,225
Expense allocations	(425)	(87,159)	76,595	10,989	—	—
	—	255,098	2,256,656	928,796	—	3,440,550
Income before Income Taxes	—	3,057	17,911	24,685	—	45,653
Provision for Income Taxes	—	1,036	2,205	8,374	—	11,615
Equity in Net Income of Subsidiaries	33,761	—	—	—	(33,761)	—
Net income	33,761	2,021	15,706	16,311	(33,761)	34,038
Less: Net income attributable to noncontrolling interest	—	—	277	—	—	277
Net income attributable to Aramark stockholders	33,761	2,021	15,429	16,311	(33,761)	33,761
Other comprehensive income (loss), net of tax	8,687	10,679	2,078	(2,670)	(10,087)	8,687
Comprehensive income attributable to Aramark stockholders	$42,448	$12,700	$17,507	$13,641	$(43,848)	$42,448

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended July 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$759,800	$7,096,205	$2,927,178	$—	$10,783,183
Costs and Expenses:
Cost of services provided	—	670,130	6,305,901	2,715,164	—	9,691,195
Depreciation and amortization	—	8,055	309,228	58,474	—	375,757
Selling and general corporate expenses	1,784	125,611	102,564	12,638	—	242,597
Interest and other financing costs	—	190,744	(1,643)	25,253	—	214,354
Expense allocations	(1,784)	(249,963)	218,772	32,975	—	—
	—	744,577	6,934,822	2,844,504	—	10,523,903
Income before Income Taxes	—	15,223	161,383	82,674	—	259,280
Provision for Income Taxes	—	5,298	45,624	28,595	—	79,517
Equity in Net Income of Subsidiaries	179,081	—	—	—	(179,081)	—
Net income	179,081	9,925	115,759	54,079	(179,081)	179,763
Less: Net income attributable to noncontrolling interest	—	—	682	—	—	682
Net income attributable to Aramark stockholders	179,081	9,925	115,077	54,079	(179,081)	179,081
Other comprehensive income (loss), net of tax	(47,701)	(4,441)	(1,211)	(72,434)	78,086	(47,701)
Comprehensive income (loss) attributable to Aramark stockholders	$131,380	$5,484	$113,866	$(18,355)	$(100,995)	$131,380

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$36,531	$160,242	$175,913	$(7,771)	$364,915
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(16,741)	(283,547)	(49,882)	—	(350,170)
Disposals of property and equipment	—	—	—	18,029	—	18,029
Acquisitions of businesses, net of cash acquired	—	—	(231)	(59,146)	—	(59,377)
Other investing activities	—	1,213	7,200	(1,219)	—	7,194
Net cash used in investing activities	—	(15,528)	(276,578)	(92,218)	—	(384,324)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,398,001	—	394	—	1,398,395
Payments of long-term borrowings	—	(1,111,793)	(11,285)	(122,371)	—	(1,245,449)
Net change in funding under the Receivables Facility	—	—	—	(9,730)	—	(9,730)
Payments of dividends	—	(68,873)	—	—	—	(68,873)
Proceeds from issuance of common stock	—	23,296	—	—	—	23,296
Other financing activities	—	(1,647)	(2,041)	(451)	—	(4,139)
Change in intercompany, net	—	(228,093)	122,891	97,431	7,771	—
Net cash provided by (used in) financing activities	—	10,891	109,565	(34,727)	7,771	93,500
Increase (decrease) in cash and cash equivalents	—	31,894	(6,771)	48,968	—	74,091
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$63,686	$36,040	$96,776	$—	$196,507

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended July 3, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(654)	$(16,199)	$(145,639)	$324,269	$(4,193)	$157,584
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(19,506)	(291,290)	(43,333)	—	(354,129)
Disposals of property and equipment	—	394	5,245	2,019	—	7,658
Acquisitions of businesses, net of cash acquired	—	—	(3,349)	—	—	(3,349)
Other investing activities	—	(156)	15,848	(12,719)	—	2,973
Net cash used in investing activities	—	(19,268)	(273,546)	(54,033)	—	(346,847)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	199,000	—	35,856	—	234,856
Payments of long-term borrowings	—	(16,438)	(11,262)	(12,153)	—	(39,853)
Net change in funding under the Receivables Facility	—	—	—	(7,870)	—	(7,870)
Payments of dividends	—	(61,236)	—	—	—	(61,236)
Proceeds from issuance of common stock	—	24,109	—	—	—	24,109
Other financing activities	—	49,095	(3,103)	(589)	—	45,403
Change in intercompany, net	654	(159,675)	431,335	(276,507)	4,193	—
Net cash provided by (used in) financing activities	654	34,855	416,970	(261,263)	4,193	195,409
Increase (decrease) in cash and cash equivalents	—	(612)	(2,215)	8,973	—	6,146
Cash and cash equivalents, beginning of period	5	26,284	41,639	43,762	—	111,690
Cash and cash equivalents, end of period	$5	$25,672	$39,424	$52,735	$—	$117,836

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended July 1, 2016 and July 3, 2015 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended October 2, 2015 included in the Company's Form 10-K, filed with the Securities Exchange Commission ("SEC") on December 1, 2015.
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
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased use of standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during the nine months of fiscal 2016, and we estimate we will incur an additional $20 to $30 million during the remainder of fiscal 2016 in accordance with our transformation plan.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended July 1, 2016 and July 3, 2015 (dollars in millions).

	Three Months Ended		Change
	July 1, 2016	July 3, 2015	$	%
Sales	$3,586.9	$3,486.2	$100.7	3%
Costs and Expenses:
Cost of services provided	3,233.9	3,164.7	69.2	2%
Other operating expenses	183.7	204.6	(20.9)	(10)%
	3,417.6	3,369.3	48.3	1%
Operating income	169.3	116.9	52.4	45%
Interest and Other Financing Costs, net	103.7	71.2	32.5	46%
Income Before Income Taxes	65.6	45.7	19.9	44%
Provision for Income Taxes	20.7	11.6	9.1	78%
Net income	$44.9	$34.1	$10.8	32%

	Three Months Ended		Change
Sales by Segment(1)	July 1, 2016	July 3, 2015	$	%
FSS North America	$2,487.9	$2,382.6	$105.3	4%
FSS International	709.7	722.0	(12.3)	(2)%
Uniform	389.3	381.6	7.7	2%
	$3,586.9	$3,486.2	$100.7	3%

	Three Months Ended		Change
Operating Income by Segment	July 1, 2016	July 3, 2015	$	%
FSS North America	$100.7	$73.6	27.1	37%
FSS International	38.5	32.3	6.2	19%
Uniform	52.2	49.6	2.6	5%
Corporate	(22.1)	(38.6)	16.5	(43)%
	$169.3	$116.9	$52.4	45%

(1)
As a percentage of total sales, FSS North America represented 69% and 68%, FSS International represented 20% and 21% and Uniform represented 11% and 11% for the three months ended July 1, 2016 and July 3, 2015, respectively.

	Nine Months Ended		Change
	July 1, 2016	July 3, 2015	$	%
Sales	$10,872.0	$10,783.2	$88.8	1%
Costs and Expenses:
Cost of services provided	9,738.1	9,691.2	46.9	—%
Other operating expenses	578.4	618.4	(40.0)	(6)%
	10,316.5	10,309.6	6.9	—%
Operating income	555.5	473.6	81.9	17%
Interest and Other Financing Costs, net	246.8	214.3	32.5	15%
Income Before Income Taxes	308.7	259.3	49.4	19%
Provision for Income Taxes	103.9	79.5	24.4	31%
Net income	$204.8	$179.8	$25.0	14%

	Nine Months Ended		Change
Sales by Segment(1)	July 1, 2016	July 3, 2015	$	%
FSS North America	$7,630.7	$7,466.1	$164.6	2%
FSS International	2,068.7	2,180.4	(111.7)	(5)%
Uniform	1,172.6	1,136.7	35.9	3%
	$10,872.0	$10,783.2	$88.8	1%

	Nine Months Ended		Change
Operating Income by Segment	July 1, 2016	July 3, 2015	$	%
FSS North America	$406.3	$363.5	$42.8	12%
FSS International	93.0	83.4	9.6	12%
Uniform	146.3	145.7	0.6	—%
Corporate	(90.1)	(119.0)	28.9	(24)%
	$555.5	$473.6	$81.9	17%

(1)
As a percentage of total sales, FSS North America represented 70% and 69%, FSS International represented 19% and 20% and Uniform represented 11% and 11% for the nine months ended July 1, 2016 and July 3, 2015, respectively.

Consolidated Overview
Sales were $3.6 billion and $10.9 billion for the three and nine month periods of fiscal 2016, respectively, an increase of approximately 3% compared to the prior year quarter and 1% when compared to the prior year nine-month period. The increase in sales for the three and nine month periods of fiscal 2016 were impacted by:

•	growth in the Education and Sports, Leisure & Corrections sectors in the FSS North America segment;

•	growth in Ireland, China, Mexico and Spain in the FSS International segment; and

•	growth in our Uniform segment; which was offset by

•	a decrease in our Healthcare and Business & Industry sectors in the FSS North America segment;

•	a decrease in the U.K. and South America in the FSS International segment; and

•	the negative impact of foreign currency translation of approximately $45 million and $225 million, respectively (approximately -1% and -2% in each period, respectively).
Cost of services provided as a percentage of sales was 90% for both the three and nine month periods of fiscal 2016 and 91% and 90% for the three and nine months periods of fiscal 2015, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three and nine months ended July 1, 2016 and July 3, 2015.

	Three Months Ended		Nine Months Ended
Cost of services provided components	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Food and support service costs	26%	27%	27%	28%
Personnel costs	47%	47%	47%	47%
Other direct costs	27%	26%	26%	25%
	100%	100%	100%	100%

Operating income of $169.3 million and $555.5 million for the three and nine months ended July 1, 2016 represented an increase of approximately 45% and 17% over the prior year periods, respectively. The increase in operating income for the three and nine months ended July 1, 2016 was impacted by:

•	profit growth in our Sports, Leisure & Corrections and Education sectors in the FSS North America segment;

•	profit growth in South America, Germany and Spain in the FSS International segment;

•	cost reductions from streamlining our general and administrative functions;

•	a decrease in acquisition related amortization expense in the FSS North America segment (approximately $10.4 million and $20.2 million, respectively);

•
a decrease in our stock based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $6.3 million and $8.4 million, respectively); and

•	an increase in the gain related to the change in the fair value related to certain gasoline and diesel agreements (approximately $8.3 million and $8.1 million, respectively); partially offset by

•	the negative impact of foreign currency translation of approximately $2 million and $13 million, respectively (approximately -2% and -3%, respectively).
During the nine month period of fiscal 2016, there was also a decrease in favorable insurance adjustments related to claims experience of approximately $6.4 million compared with the prior year period, a profit decline in our Business & Industry sector and an increase in severance related costs of approximately $8.1 million. The nine month period of fiscal 2016 also benefited from a decrease in consulting costs of approximately $10.6 million compared to the prior year period.
Interest and Other Financing Costs, net, for the three and nine month period of fiscal 2016 increased 46% and 15% when compared to the prior year periods, respectively. The increase in the three and nine month periods of fiscal 2016 was primarily due to the paydown of the senior secured term loan facility, due September 2019 (the "2019 Term Loans") and the 5.75% Senior Notes, due March 2020 (the "2020 Notes"), which resulted in charges of approximately $30.2 million, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans.
The effective income tax rate for the three and nine month periods of fiscal 2016 was 31.6% and 33.7%, respectively, compared to 25.4% and 30.7% in the prior year periods, respectively. The increase in the effective tax rate for the three month period of fiscal 2016 compared to fiscal 2015 is due to a higher foreign tax benefit in the prior year period. The increase in the effective tax rate in the nine month period of fiscal 2016 is due to the prior year benefit of approximately $6.1 million in connection with the prior year sale of Aramark India Private Limited ("India").
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single reportable segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure & Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Business & Industry	$499.7	$516.0	$1,498.0	$1,554.4
Education	873.9	810.5	3,131.9	2,984.4
Healthcare	484.4	504.1	1,450.5	1,495.9
Sports, Leisure & Corrections	629.9	552.0	1,550.3	1,431.4
	$2,487.9	$2,382.6	$7,630.7	$7,466.1
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating margins.
FSS North America segment sales for the the three and nine month periods of fiscal 2016 increased approximately 4% and 2% compared to the prior year periods, respectively. Sales in the segment were negatively impacted by foreign currency translation of approximately $56 million for the nine month period of fiscal 2016 (approximately -1%).
Business & Industry sector sales declined approximately -3% and -4% for the three and nine month periods of fiscal 2016, respectively, due to the decline in our remote services business in Canada from the economic downturn in the oil and gas industry and net lost business in our business dining service and facilities businesses, partially offset by sales growth in our refreshment services business.
Education sector sales increased approximately 8% and 5% for the three and nine month periods of fiscal 2016, respectively, from an increase in base and net new business in the Higher Education and K-12 businesses.
Healthcare sector sales declined approximately -4% and -3% for the three and nine month periods of fiscal 2016, respectively, from net lost business within our hospitality business, partially offset by an increase in base business in our technologies business.
Sports, Leisure & Corrections sector sales increased approximately 14% and 8% for the three and nine month periods of fiscal 2016, respectively, from sales growth in base business in the stadiums and arenas we serve and new business in our leisure business, which more than offset an account we exited within our Corrections business.
Cost of services provided was $2.3 billion and $6.9 billion for the three and nine month periods of fiscal 2016, respectively, compared to $2.2 billion and $6.7 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 91% and 90% in the three and nine month periods of fiscal 2016, respectively, and 92% and 90% in the three and nine month periods of fiscal 2015, respectively.
Operating income for the three and nine month periods of fiscal 2016 increased 37% and 12% as compared to the prior year periods, respectively. The increase in operating income for the three and nine month periods of fiscal 2016 was impacted by:

•	profit growth in our Sports, Leisure & Corrections and Education sectors;

•	cost reductions from streamlining our general and administrative functions; and

•	a decrease in acquisition-related amortization expense (approximately $10.4 million and $20.2 million, respectively); which more than offset

•	a profit decline in our Healthcare sector;

•	an increase in severance related costs (approximately $2.2 million and $7.6 million, respectively); and

•	the negative impact of foreign currency translation of approximately $1 million and $6 million, respectively (approximately -1% and -2%, respectively).
In addition, the increase for the nine month period of fiscal 2016 was partially offset by:

•	a decrease in favorable insurance adjustments due to claims experience (approximately $4.6 million); and

•	a profit decline in our Business & Industry sector from lower sales.
During the three month period of fiscal 2016, we sold one of our buildings for cash proceeds of approximately $9.5 million. A loss was recorded of approximately $5.1 million during the three month period of fiscal 2016 related to the sale and other asset write-offs. During the nine month period of fiscal 2016, we recorded total charges of approximately $6.8 million related to the sale. During the three and nine month periods of fiscal 2015, we recorded an impairment charge of approximately $8.7 million to write down the book value of the building to its fair value.
FSS International Segment
Sales in the FSS International segment for the three and nine month periods of fiscal 2016 decreased 2% and 5% compared to the prior year periods, respectively. The decrease in sales for the three and nine month periods of fiscal 2016 was impacted by:

•	the negative impact of foreign currency translation of approximately $37 million and $169 million, respectively (approximately -5% and -8%, respectively); and

•	a sales decline in the U.K. and South America (primarily driven by exiting certain operations); which more than offset

•	sales growth in Ireland, China, Spain, Germany, and Mexico; and

•	the impact of the Avoca Handweavers Limited ("Avoca") acquisition in the second quarter of fiscal 2016 (approximately 2% and 1%, respectively).
Cost of services provided was $0.6 billion and $1.9 billion for the three and nine month periods of fiscal 2016, respectively, compared to $0.7 billion and $2.1 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 92% and 93% in the three and nine month periods of fiscal 2016, respectively, and 93% and 94% in the three and nine month periods of fiscal 2015, respectively.
Operating income for the three and nine month periods of fiscal 2016 increased 19% and 12% compared to the prior year periods. The increase in operating income for the three and nine months periods of fiscal 2016 was impacted by:

•	profit growth in South America, Germany and Spain;

•	a decrease in severance related expenses (approximately $4.7 million and $2.3 million, respectively); which more than offset

•	the negative impact of foreign currency translation of approximately $1 million and $7 million, respectively(approximately -3% and -8%, respectively).
The nine month period of fiscal 2015 was also impacted by the loss associated with the divestiture of India (approximately $4.3 million).
Uniform Segment
Uniform segment sales increased 2% and 3% for the three and nine month periods of fiscal 2016 compared to the prior year periods, respectively. This increase is primarily the result of growth in base business within our uniform rental business.
Cost of services provided was $0.3 billion and $0.9 billion for the three and nine month periods of fiscal 2016 and fiscal 2015, respectively. Cost of services provided as a percentage of sales was 78% in the three month periods of fiscal 2016 and fiscal 2015 and 79% and 78% in the nine month periods of fiscal 2016 and fiscal 2015, respectively.
Operating income for the three month period of fiscal 2016 increased 5% compared to the prior year period from the sales growth discussed above as well as the impact of ongoing operational productivity initiatives. Operating income for the nine month period of fiscal 2016 was slightly better compared to the prior year period. Operating income for the nine month period of fiscal 2016 includes severance related costs of approximately $2.5 million. Operating income for the nine month period of fiscal 2015 includes a favorable insurance adjustment related to claims experience of approximately $2.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $22.1 million and $90.1 million in three and nine month periods of fiscal 2016 compared to $38.6 million and $119.0 million for the prior year periods, respectively. The decrease for the three and nine month periods of fiscal 2016 was impacted by:

•	an increase in the gain related to the change in the fair value related to certain gasoline and diesel agreements (approximately $8.3 million and $8.1 million, respectively);

•
a decrease in our stock based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $6.3 million and $8.4 million, respectively); and

•	cost reductions from streamlining our general and administrative functions (approximately $2.4 million and $4.7 million, respectively).
The decrease for the nine month period of fiscal 2016 was also impacted by a decrease in consulting costs (approximately $7.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of July 1, 2016, we had $196.5 million of cash and cash equivalents and approximately $713.4 million of availability under our senior secured revolving credit facility. A significant portion of our cash is held in mature, liquid markets where we have operations, primarily in the U.S. As of July 1, 2016, there was approximately $385.9 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. We routinely monitor our cash flow and the condition of the capital markets in order to be prepared to respond to changing conditions. During the third quarter of fiscal 2016, we extended the terms of the $350 million Receivables Facility from May 2017 to May 2019. The terms and conditions remain largely consistent and the additional seasonal capacity of the Receivables Facility increases from $25.0 million to $50.0 million from September to March and May to June. During the fourth quarter of fiscal 2016, we acquired the assets of HPSI, a group purchasing organization, in our FSS North America segment for cash consideration of $140.0 million.

The table below summarizes our cash activity (in millions):

	Nine Months Ended
	July 1, 2016	July 3, 2015
Net cash provided by operating activities	$364.9	$157.6
Net cash used in investing activities	(384.3)	(346.8)
Net cash provided by financing activities	93.5	195.4
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
During the nine month period of fiscal 2016, the increase in the total of net income and non cash charges resulted from the higher operating results discussed above and an increase in deferred income taxes from the acceleration of deductions, mainly bonus depreciation. The change in operating assets and liabilities of approximately $147.8 million compared to the prior year period relates primarily to the following:

•
Accrued Expenses being less of a use of cash compared to the prior year period due to a decrease in commission payments mainly from a prior year lost client in the Sports, Leisure & Corrections sector, a decrease in the accrual for employee bonuses, timing of interest payments, timing of deferred income payments and timing of other accrued expenses;

•
Accounts Payable being less of a use of cash compared to the prior year period due to the timing of disbursements and less employee taxes paid from exercises of share-based awards compared to the prior year period;

•
Prepayments and Other Current Assets were a source of cash in the current period due to a decrease in income taxes paid compared to the prior year period and proceeds of $5.7 million related to the termination of outstanding amortizing cross currency swap agreements; partially offset by

•	Receivables were less of a source of cash due to timing of collections, mainly from a prior year non-recurring facility project in the Business & Industry sector.
During the nine month period of fiscal 2015, we received proceeds of approximately $9.2 million from a retrospective refund under our casualty insurance program related to prior year favorable loss experience and $18.7 million of cash distributions from AIM Services Co., Ltd. The "Other operating activities" caption reflects adjustments to net income in the current year related to the redemption of the 2019 Term Loans and repayment of the 2020 Notes (see note 5 to the condensed consolidated financial statements).
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to the acquisition of Avoca in the FSS International segment for approximately $65.8 million, partially offset by lower net capital expenditures, which includes the proceeds received from the sale of a building in our FSS North America segment of approximately $9.5 million.
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2016, cash provided by financing activities was impacted by the following:

•	issuance of $400 million of 5.125% Senior Notes due January 2024 during the first quarter of fiscal 2016;

•
issuance of $500 million of 5.125% Senior Notes due January 2024 and $500 million of 4.750% Senior Notes due June 2026 during the third quarter of fiscal 2016 (see note 5 to the condensed consolidated financial statements);

•	repayment of approximately $771.2 million principal of the 2020 Notes;

•	optional prepayments of outstanding 2019 Term Loans of approximately $254.1 million;

•	payment of financing fees from the debt issuances during fiscal 2106 of approximately $20.2 million; and

•	repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million.
The "Other financing activities" reflects a use of cash during the nine month period of fiscal 2016 from the call premium paid of $22.2 million on the 2020 Notes, which more than offset the excess tax benefit recorded on exercises of share-based awards. The source of cash during the nine month period of fiscal 2015 is mainly from the excess tax benefit recorded on exercises of share-based awards.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The Indentures governing our 2020 Notes, 5.125% Senior Notes due 2024 and 4.75% Senior Notes due 2026 (collectively, the "Senior Notes") contain similar provisions. As of July 1, 2016, we were in compliance with these covenants.
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
The following is a reconciliation of net income attributable to Aramark Services, Inc. stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.’s operating results, to Covenant EBITDA and Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the Indentures governing our Senior Notes. Covenant EBITDA and Covenant Adjusted EBITDA are measures of Aramark Services, Inc. and its restricted subsidiaries only and do not include the results of Aramark.

	Three Months Ended				Twelve Months Ended
(in millions)	July 1, 2016	April 1, 2016	January 1, 2016	October 2, 2015	July 1, 2016
Net income attributable to Aramark Services, Inc. stockholder	$44.8	$66.4	$93.3	$56.9	$261.4
Interest and other financing costs, net	103.8	71.8	71.3	71.6	318.5
Provision for income taxes	20.7	33.9	49.3	25.5	129.4
Depreciation and amortization	122.4	120.3	127.5	128.3	498.5
Covenant EBITDA	291.7	292.4	341.4	282.3	1,207.8
Share-based compensation expense(1)	14.2	14.1	15.3	14.4	58.0
Unusual or non-recurring (gains)/losses(2)	—	—	—	(3.9)	(3.9)
Pro forma EBITDA for equity method investees(3)	2.3	4.3	4.6	2.9	14.1
Pro forma EBITDA for certain transactions(4)	—	—	2.3	2.0	4.3
Other(5)	(3.7)	10.6	3.5	47.1	57.5
Covenant Adjusted EBITDA	$304.5	$321.4	$367.1	$344.8	$1,337.8

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

(4)	Represents the pro forma of estimated EBITDA from acquisitions and divestitures made during the period.

(5)	Other includes certain other miscellaneous items (primarily severance related expenses and asset write downs).
Our covenant requirements and actual ratios for the twelve months ended July 1, 2016 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.125	2.79
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00	4.31

(1)
Our Credit Agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness outstanding under the Credit Agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under such agreement, which, if our revolving credit facility lenders failed to waive any such default, would also constitute a default under each of our Indentures.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The Indentures each include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries or affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
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
During the third quarter of fiscal 2016, the Company had a material change to its debt structure in which it issued $500 million of 5.125% Senior Notes due January 2024 and $500 million of 4.750% Senior Notes due June 2026 and repaid approximately $771.2 million principal of the 2020 Notes and approximately $194.1 million of outstanding 2019 Term Loans (see note 5 to the condensed consolidated financial statements). As a result of this material change in debt structure, the following table summarizes our estimated future obligations for debt repayments, capital leases and estimated interest payments as of July 1, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of July 1, 2016	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,406,630	$33,717	$395,012	$3,577,901	$1,400,000
Capital lease obligations	57,137	16,349	24,731	14,388	1,669
Estimated interest payments	1,173,500	279,300	414,000	263,100	217,100

(1)
Excludes the $49.1 million reduction to long-term borrowings from debt discount and deferred financing fees and the increase in long-term borrowings of $18.4 million from the premium on the 5.125% Senior Notes due 2024.

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations as of July 1, 2016. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods (see notes 5 and 12 to the condensed consolidated financial statements). The table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at July 1, 2016. The Company's market risk associated with its interest rate swaps has not materially changed from October 2, 2015 (see note 6 to the condensed consolidated financial statements).

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of July 1, 2016	2016	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate	$3	$13	$14	$10	$238	$6	$1,402	$1,686	$1,717
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.8%	5.0%	5.0%	5.1%
Variable rate	$13	$30	$26	$1,307	$32	$2,370	$—	$3,778	$3,806
Average interest rate	9.2%	3.5%	3.3%	2.8%	3.3%	3.3%	—%	3.2%
Item 4.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company’s internal control over financial reporting occurred during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Supplemental Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.3
Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.4
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.5
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.5 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

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

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended July 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 1, 2016 and July 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 1, 2016 and July 3, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2016 and July 3, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended July 1, 2016 and July 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2016.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
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

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark’s Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Supplemental Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.3
Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.4
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.5
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.5 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

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

101
The following financial information from Aramark’s Quarterly Report on Form 10-Q for the period ended July 1, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of July 1, 2016 and October 2, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 1, 2016 and July 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 1, 2016 and July 3, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2016 and July 3, 2015; (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended July 1, 2016 and July 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.