Form 10-K
period 2016-09-30
Aramark
filed 2016-11-23
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 30, 2016 Commission File Number: 001-36223

Aramark
(Exact name of registrant as specified in its charter)
Delaware	20-8236097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Aramark Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)
(215) 238-3000
(Registrant's telephone number, including area code)
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 1, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7,985.3 million.
As of October 28, 2016, the number of shares of the registrant's common stock outstanding is 244,754,648.

___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2017 Annual Meeting of Stockholders, to be held on February 1, 2017, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended September 30, 2016.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth herein under the headings Item 1A “Risk Factors,” Item 3 “Legal Proceedings” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is North America (composed of the United States and Canada), which is supplemented by an additional 17-country footprint. We hold the #2 position in North America in food and facilities services as well as uniform services based on total sales in fiscal 2016. Internationally, we hold a top 3 position in food and facilities services based on total sales in fiscal 2016 in most countries in which we have significant operations, and are one of only 3 food and facilities competitors with our combination of scale, scope, and global reach. Through our established brand, broad geographic presence and approximately 266,500 employees, we anchor our business in our partnerships with thousands of education, healthcare, business and sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). Both FSS North America and Uniform have significant scale and hold the #2 position in North America, while in our FSS International segment we hold a top 3 position in most countries in which we have significant operations based on fiscal 2016 total sales. The following chart shows a breakdown of our sales and operating income by our reportable segments:

Reportable Segments:	FSS North America	FSS International	Uniform

FY 2016 Sales(a):	$10,122.3	$2,729.8	$1,563.7
FY 2016 Operating Income(a):	$546.4	$129.1	$195.3
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education and healthcare	Business & industry, sports, leisure & corrections, healthcare and education	Business, public institutions, manufacturing, transportation and service industries
(a) Dollars in millions. Operating income excludes $124.5 million related to corporate expenses. For certain other financial information relating to our segments, see Note 15 to the audited consolidated financial statements.
In fiscal 2016, we generated $14.4 billion of sales, $288.2 million of net income and $746.3 million of operating income.
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
We manage our FSS business in two geographic reportable segments split between our North America and International operations. In fiscal 2016, our FSS North America segment generated $10,122.3 million in sales, or 70% of our total sales, and our FSS International segment generated $2,729.8 million in sales, or 19% of our total sales. No individual client represents more than 1% of our total sales, other than, collectively, a number of U.S. government agencies. See Note 15 to the audited consolidated financial statements for information on sales, operating income and total assets for the FSS North America segment and the FSS International segment.
Clients and Services
Our Food and Support Services segments serve a number of client sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in four principal sectors:

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
Sports, Leisure & Corrections. We administer concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 146 professional (including minor league affiliates) and college sports teams, including 39 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 22 convention and civic centers, 19 national and state parks and other resort operations, plus other popular tourist attractions in the United States and Canada. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms and provide food and facilities management services for parks.
Our FSS International segment provides a similar range of services as those provided to our FSS North America segment clients and operates in all of our sectors. We have operations in 17 countries outside the United States and Canada. Our largest international operations are in Chile, China, Germany, Ireland and the United Kingdom, and in each of these countries we are one of the leading food and/or facilities service providers. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. In addition to the core Business & Industry sector, our FSS International segment serves many soccer stadiums across Europe, and numerous educational institutions, correctional institutions and convention centers globally. There are particular risks attendant with our international operations. Please see Item 1A. “Risk Factors.”
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
Our relationship with Sysco is important to our operations—we have had distribution agreements in place for more than 20 years. In fiscal 2016, Sysco distributed approximately 52% of our food and non-food products in the United States and Canada, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Sales and Marketing
We maintain selling and marketing excellence by focusing on the execution of a common selling process as well as optimal resource allocation and deployment. Our common selling process ensures that we sell our services to our clients in the same way, regardless of the sector in which such client is located. We have developed consistent tools and training that are used across all of our businesses to train our employees on this selling process. Our business development functions are aligned directly with the sectors and services in which we have leadership positions, and we combine our targeted business development strategies with our strong client relationships to deliver differentiated and innovative solutions. We target our business development by aligning our sales efforts directly with the sectors and services in which we operate. We identify individuals at various levels in our organization to match up with individuals in a variety of roles at both existing and potential clients. We believe that these connections throughout various levels within the client organization allow us to develop strong relationships with the client and gain a better understanding of the clients' requirements. Based on the knowledge of the clients' requirements and the sector, our goal is to develop solutions for the client that are unique and that help to differentiate us from our competitors.
Types of Contracts
We use contracts that allow us to manage our potential upside and downside risk in connection with our various business interactions. Our contracts may require that consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. The contracts that we enter into vary in length. Contracts generally are for fixed terms, many of which are in excess of one year. Contracts for education and sports and leisure services typically require larger capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2016, approximately 70% of our Food and Support Services sales were derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2016, approximately 30% of our Food and Support Services sales were derived from client interest contracts.
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
We believe that the following competitive factors are the principal drivers of our success:

•	quality and breadth of services and management talent;

•	innovation;

•	reputation within the industry;

•	pricing; and

•	financial strength and stability.
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
Uniform
Our Uniform segment provides uniforms and other garments and work clothes and ancillary items such as mats and shop towels in the United States, Puerto Rico, Canada and through a joint venture in Japan. We hold the #2 position in the North America uniform services market. We operate over 2,600 routes, giving us a broad reach to service our clients' needs.
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
We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including industrial towels, floor mats, mops, linen products, and paper products to businesses in a wide range of industries, including manufacturing, food services, automotive, healthcare, construction, utilities, repair and maintenance services, restaurant and hospitality. In fiscal 2016, our Uniform segment generated $1,563.7 million in sales, or 11% of our total sales. See Note 15 to the audited consolidated financial statements for information on sales, operating income and total assets for the Uniform segment.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from over 200 service location and distribution centers across the United States and a service center in Ontario, Canada. None of our clients individually represents a material portion of our sales. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for clients with contamination-free operations in the technology, healthcare and pharmaceutical industries.
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
Operations
We operate our uniform rental business as a network of 85 laundry plants and 172 satellite plants and depots supporting over 2,600 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We also operate two cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs.
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
Employees of Aramark
As of September 30, 2016, we had a total of approximately 266,500 employees, including seasonal employees, consisting of approximately 168,000 full-time and approximately 98,500 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: FSS North America: 164,000; FSS International: 88,500; Uniform: 13,500. In addition, the Aramark corporate staff is approximately 500 employees. Approximately 40,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 30, 2016, our subsidiaries held liquor licenses in 45 states and the District of Columbia, four Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. We have not encountered any material problems relating to liquor licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
Our uniform rental business and our food and support service business are subject to various environmental protection laws and regulations, including the U.S. Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, state, federal and international laws and regulations governing the use, management, shipping and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.
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
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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

You may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy at no cost by writing or telephoning us at the following address or telephone number:
Aramark
1101 Market Street
Philadelphia, PA 19107
Attention: Corporate Secretary
Telephone: (215) 238-3000
The references to our web site and the SEC's web site are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

Item 1A.    Risk Factors
Risks related to our business
Unfavorable economic conditions have, and in the future could, adversely affect our results of operations and financial condition.
In the past, national and international economic downturns have reduced demand for our services and any such downturns in the future could reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship among our client base can also impact our business. For example, during the most recent period of economic distress, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, insolvency experienced by clients, especially larger clients, has in the past made it difficult, and in the future could, make it difficult, for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our food and support services business that provides services in public facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted, and in the future could result, in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract those consumers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, inclement weather and adverse economic conditions which would adversely affect sales and profits.
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
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs if federal, state or local laws and regulations regarding the classification of employees and/or their eligibility for overtime changes. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. We have two main types of contract in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the sales, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the sales. Approximately 70% of our food and support services sales in fiscal 2016 are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, in many cases, we will have to absorb any cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility. If sales do not exceed costs under a contract that contains minimum guaranteed commissions, we will bear any losses which are incurred, as well as the guaranteed commission. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The payment of guaranteed commissions or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations. For example, during the most recent economic downturn, certain of our business & industry clients curtailed their employees' use of catering, which had a negative effect on our sales and profits.
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
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Similarly, our business depends on effective information technology systems and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense or contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow. In addition, goodwill and other intangible assets resulting from business combinations represents a significant portion of our assets. If the goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to its fair value.
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
A portion of our sales, estimated to be approximately 15% in fiscal 2016, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring, and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. In the course of our business, we may be subject to penalties and fines for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events.
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. Under U.S. federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.
Our international business faces risks different from those we face in the United States that could have an effect on our results of operations and financial condition.
A significant portion of our sales is derived from international business. During fiscal 2016, approximately 19% of our sales were generated outside of North America. We currently have a presence in 17 countries outside of the United States and Canada with approximately 88,500 personnel. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
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
Approximately 40,000 employees in our North America operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States. In addition, insolvency experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. In addition, if one of our suppliers were to violate the law, our reputation may be harmed simply due to our association with that supplier. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
In fiscal 2016, one distributor distributed approximately 52% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.
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
From time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. In the past, at times when the United States or other geographic regions have periodically experienced reduced levels of unemployment, there has been a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We also regularly hire a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 70% of our food and support services segments' sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Healthcare reform legislation could have an impact on our business.
During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits, the mandate that health plans provide 100% coverage on expanded preventative care and new eligibility rules, which cover more variable hour employees than we have done in the past. A number of the provisions of the legislation have been delayed and/or phased in over time, such as the excise tax on high cost coverage. Further regulatory action is expected as a result of the outcome of the recent presidential election. Such action could result in changes to healthcare eligibility, design and cost structure that could have an adverse impact on our business and operating costs.
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
Failure to maintain effective internal controls could adversely affect our business and stock price.
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
We are highly leveraged. As of September 30, 2016, our outstanding indebtedness was $5,270.0 million. We also had additional availability of $713.5 million under our revolving credit facilities as of that date.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.
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
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although none of our long-term borrowings mature prior to 2019, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our senior secured credit agreement and the indentures governing our senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

•	incur additional indebtedness, refinance or restructure indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock, make unscheduled payments on our notes, repurchase or redeem our senior notes or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
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
Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our senior secured credit facilities and the indentures governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain, limitations on our ability to pay dividends. For more information, see Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends." Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.
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

These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of the Company owed to us or our stockholders, creditors or other constituents, (iii) any action asserting a claim against us or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are leased at Aramark Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is primarily comprised of Uniform facilities. As of September 30, 2016, we operated 283 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages, shared service centers and administrative offices that are located in 40 states, Mexico, Canada and Puerto Rico. Of these, approximately 53% are leased and approximately 47% are owned. We own eight buildings that we use in our FSS North America segment, including several office/warehouse spaces, and we lease 107 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center, two offices and five other properties and lease 118 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

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
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Executive Officers of the Registrant
Our executive officers as of November 23, 2016 are as follows:

Name	Age	Position	With Aramark Since
Eric J. Foss	58	Chairman, President and Chief Executive Officer	2012
Stephen P. Bramlage, Jr.	46	Executive Vice President and Chief Financial Officer	2015
Harrald F. Kroeker	59	Senior Vice President, Transformation	2013
Lynn B. McKee	61	Executive Vice President, Human Resources	1980
Brian P. Pressler	41	Senior Vice President, Controller and Chief Accounting Officer	2002
Stephen R. Reynolds	58	Executive Vice President, General Counsel and Secretary	2012
James J. Tarangelo	43	Vice President and Treasurer	2003
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
Stephen P. Bramlage, Jr. was appointed Executive Vice President and Chief Financial Officer in April 2015. Prior to joining us, Mr. Bramlage served as Senior Vice President and Chief Financial Officer of Owens-Illinois, Inc. from June 2012 to March 2015. Prior to that, he served as President of Owens-Illinois Asia Pacific from August 2011 to June 2012; General Manager of Owens-Illinois New Zealand from August 2010 to July 2011; Vice President of Finance of Owens-Illinois, Inc. from March 2008 to July 2010; Vice President and Chief Financial Officer of Owens-Illinois Europe in 2008; and Vice President and Treasurer of Owens-Illinois, Inc. from 2006 to 2008.
Harrald F. Kroeker has been the Senior Vice President, Transformation since December 2014.  Prior to that he was our Chief Operating Officer - Europe from November 2013 to November 2014.  Before joining us, Mr. Kroeker was an executive with Dean Foods Company serving as its Senior Vice President and Chief Operating Officer, Dairy Group from November 2006 to January 2007 and as President, Fresh Daily Direct, from January 2007 to October 2011.
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
Brian P. Pressler was appointed Senior Vice President, Controller and Chief Accounting Officer in June 2016.  From January 2014 to May 2016, he served as our Vice President, Finance, Education and from January 2013 to January 2014 as our Vice President, Finance, International.  Mr. Pressler served as our Vice President, Finance, Educational Services, K-12 from February 2011 to January 2013 and as Associate Vice President, Finance, Educational Services, K-12 from September 2008 to February 2011.
Stephen R. Reynolds was appointed Executive Vice President, General Counsel and Secretary in September 2012. Before joining us, Mr. Reynolds was an executive with Alcatel-Lucent for seven years, having most recently served as Senior Vice President and General Counsel from January 2006 to August 2012.
James J. Tarangelo was appointed Vice President and Treasurer in November 2016. He has been with Aramark since 2003 and has held positions of progressive responsibility in operations finance, financial planning and international finance. Mr. Tarangelo served as our Vice President, Finance, International from January 2014 to November 2016.  He served as Associate Vice President, Planning & Operations Finance from 2013 to 2014 and Associate Vice President, Finance, International from 2008 to 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “ARMK.” Prior to that date, there was no public market for our common stock. As of October 28, 2016, there were approximately 325 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

Fiscal Period	High	Low	Cash Dividend Declared Per Share
Quarter ended January 2, 2015	$31.43	$25.03	$0.08625
Quarter ended April 3, 2015	$32.70	$29.63	$0.08625
Quarter ended July 3, 2015	$32.35	$30.26	$0.08625
Quarter ended October 2, 2015	$33.78	$28.09	$0.08625
Quarter ended January 1, 2016	$33.74	$29.24	$0.09500
Quarter ended April 1, 2016	$33.28	$29.57	$0.09500
Quarter ended July 1, 2016	$34.16	$31.56	$0.09500
Quarter ended September 30, 2016	$38.21	$33.12	$0.09500
Dividends
The Company declared quarterly cash dividends of $0.095 per share to all common stockholders of record at the close of business on November 17, 2015, February 16, 2016, May 18, 2016 and August 16, 2016, which were paid on December 9, 2015, March 7, 2016, June 7, 2016 and September 6, 2016, respectively. The Company declared quarterly cash dividends of $0.08625 per share to all common stockholders of record at the close of business on November 25, 2014, February 17, 2015, May 20, 2015 and August 18, 2015, which were paid on December 16, 2014, March 9, 2015, June 9, 2015 and September 8, 2015, respectively. On November 9, 2016, a $0.103 dividend per share of common stock was declared, payable on December 8, 2016, to shareholders of record on the close of business on November 28, 2016.
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
Our ability to pay dividends depends on our receipt of cash dividends from our main operating subsidiary, Aramark Services, Inc., formerly known as ARAMARK Corporation, which may further restrict our ability to pay dividends as a result of covenants under any existing and future outstanding indebtedness of Aramark Services, Inc. In particular, the ability of Aramark Services, Inc. to distribute cash to the Company to pay dividends is limited by covenants in Aramark Services, Inc.’s Amended and Restated Credit Agreement dated as of February 24, 2014, as amended from time to time, the indentures governing Aramark Services, Inc.'s 5.75% Senior Notes due 2020, 5.125% Senior Notes due 2024 and 4.75% Senior Notes due 2026. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on our ability to pay dividends and Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 12, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through September 30, 2016 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on December 12, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	December 12, 2013	October 3, 2014	October 2, 2015	September 30, 2016
Aramark	$100.0	$133.3	$152.2	$194.9
S&P 500	$100.0	$112.7	$114.0	$121.3
Dow Jones Consumer Non-Cyclical Index	$100.0	$107.8	$122.9	$125.8
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 30, 2016 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by the Company in the fourth fiscal quarter ended September 30, 2016.

Item 6.    Selected Consolidated Financial Data
The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors sections, each included elsewhere in this Annual Report on Form 10-K.

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2016	2015	2014	2013	2012
Income Statement Data:
Sales	$14,415.8	$14,329.1	$14,832.9	$13,945.7	$13,505.4
Depreciation and amortization	495.8	504.0	521.6	542.1	529.2
Operating income	746.3	627.9	564.6	514.4	581.8
Interest and other financing costs, net	315.4	285.9	334.9	423.8	456.8
Income from continuing operations	288.2	237.0	149.5	71.4	106.9
Net income	288.2	237.0	149.5	70.4	107.2
Net income attributable to Aramark stockholders	287.8	235.9	149.0	69.4	103.6
Basic earnings per share attributable to Aramark stockholders	$1.19	$0.99	$0.66	$0.34	$0.51
Diluted earnings per share attributable to Aramark stockholders	$1.16	$0.96	$0.63	$0.33	$0.49
Cash dividends declared per common share(2)	$0.39	$0.35	$0.23	$—	$—
Ratio of earnings to fixed charges(3)	2.1x	1.9x	1.5x	1.2x	1.2x
Balance Sheet Data (at period end):
Total assets	$10,582.1	$10,196.4	$10,455.7	$10,267.1	$10,487.4
Long-term borrowings(4)(5)	5,223.5	5,184.6	5,355.8	5,758.2	5,971.3
Stockholders' Equity(2)(5)	2,161.0	1,883.4	1,718.0	903.7	966.9

(1)
Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2016, 2015, 2014, 2013 and 2012 refer to the fiscal years ended September 30, 2016, October 2, 2015, October 3, 2014, September 27, 2013 and September 28, 2012, respectively. Fiscal 2014 was a fifty-three week year. All other periods presented were fifty-two week years.

(2)
During fiscal 2016, the Company paid cash dividends totaling $92.1 million ($0.095 per share per quarter). During fiscal 2015, the Company paid cash dividends totaling $81.9 million ($0.08625 per share per quarter). During fiscal 2014, the Company paid cash dividends totaling $52.2 million ($0.075 per share during the second, third and fourth quarters of fiscal 2014).

(3)
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

(4)
During fiscal 2013, the Company completed a refinancing, repurchasing Aramark Services, Inc.’s outstanding 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015 and the Company's 8.625% / 9.375% Senior Notes due 2016. The Company refinanced that debt with new term loan borrowings under its senior secured credit facilities and the issuance by Aramark Services, Inc. of 5.75% Senior Notes due 2020 (the "2020 Notes"). During fiscal 2016, Aramark Services, Inc. issued $400 million of 5.125% Senior Notes due 2024, $500 million of additional 5.125% Senior Notes due 2024 (the "New 2024 Notes") and $500 million of 4.75% Senior Notes due 2026 to repay approximately $194.1 million of 2019 Term Loans and redeem approximately $771.2 million aggregate principal amount of the 2020 Notes. The Company also made optional prepayments in fiscal 2016 of approximately $160.0 million of outstanding U.S. dollar term loans and repaid a U.S. dollar denominated term loan of a Canadian subsidiary, due July 2016, that had been borrowed under the Company's senior secured credit agreement in the amount of $74.1 million,

(5)
On December 17, 2013, the Company completed its initial public offering ("IPO") of 28,000,000 shares of its common stock at a price of $20.00 per share, raising approximately $524.1 million, net of costs directly related to the IPO. The Company used the net proceeds to repay borrowings of approximately $154.1 million on the senior secured revolving credit facility and $370.0 million of outstanding loans under our senior secured term loan facility.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal years ended September 30, 2016, October 2, 2015 and October 3, 2014 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.
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
Overview
Aramark is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is North America, which is supplemented by an additional 17-country footprint. Through our established brand, broad geographic presence and approximately 266,500 employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments:

•
Food and Support Services North America ("FSS North America") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States and Canada.

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 17 countries outside FSS North America. Our largest international operations are in the Chile, China, Germany, Ireland and the United Kingdom, and in each of these countries we are one of the leading food and/or facility service providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.

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

Our Food and Support Services operations focus on serving clients in four principal sectors: Business & Industry, Education, Healthcare and Sports, Leisure & Corrections. Our FSS International reportable segment provides a similar range of services as those provided to our FSS North America clients and operates in the same sectors although it is more heavily weighted towards Business & Industry. In fiscal 2016, our FSS North America segment generated $10.1 billion in sales, or 70% of our total sales, our FSS International segment generated $2.7 billion in sales, or 19% of our total sales and our Uniform segment generated $1.6 billion in sales, or 11% of total sales. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses and are not included in our segment results.
Our operating results are affected by the economic conditions being experienced in the countries in which we operate. Across all of our businesses, we continue to plan and execute both growth and productivity initiatives and continue to focus on streamlining and improving the efficiency and effectiveness of our general and administrative functions through increased standards, process improvements, and consolidation. As a result, we recorded certain costs related to these initiatives during fiscal 2016 (see Note 3 to our audited consolidated financial statements for more information).
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
Sources of Sales
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS North America and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2016, approximately 70% of our FSS North America and FSS International sales were derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. For fiscal 2016, approximately 30% of our FSS North America and FSS International sales were derived from client interest contracts.
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
Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements and enacted tax legislation, including certain business tax credits. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 30, 2016 and October 2, 2015 were each fifty-two week periods and the fiscal year ended October 3, 2014 was a fifty-three week period.
Results of Operations
Fiscal 2016 Compared to Fiscal 2015
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2016 and 2015 (dollars in millions).

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	$	%

Sales	$14,415.8	$14,329.1	$86.7	1%
Cost and Expenses:
Cost of service provided	12,890.4	12,880.4	10.0	—%
Other operating expenses	779.1	820.8	(41.7)	(5)%
	13,669.5	13,701.2	(31.7)	—%
Operating income	746.3	627.9	118.4	19%
Interest and Other Financing Costs, net	315.4	285.9	29.5	10%
Income Before Income Taxes	430.9	342.0	88.9	26%
Provision for Income Taxes	142.7	105.0	37.7	36%
Net income	$288.2	$237.0	$51.2	22%

	Fiscal Year Ended
Sales by Segment(1)	September 30, 2016	October 2, 2015	$	%

FSS North America	$10,122.3	$9,950.3	$172.0	2%
FSS International	2,729.8	2,858.2	(128.4)	(4%)
Uniform	1,563.7	1,520.6	43.1	3%
	$14,415.8	$14,329.1	$86.7	1%

	Fiscal Year Ended
Operating Income by Segment	September 30, 2016	October 2, 2015	$	%

FSS North America	$546.4	$494.5	$51.9	10%
FSS International	129.1	95.3	33.8	35%
Uniform	195.3	191.8	3.5	2%
Corporate	(124.5)	(153.7)	29.2	(19%)
	$746.3	$627.9	$118.4	19%
(1) As a percentage of total sales, FSS North America represented 70% and 69%, FSS International represented 19% and 20% and Uniform represented 11% in both periods during fiscal 2016 and fiscal 2015, respectively.

Consolidated Overview
Sales of $14.4 billion for fiscal 2016 represented an increase of approximately 1% over the prior year period. The increase in sales for fiscal 2016 is attributable to:

•	growth in the Sports, Leisure & Corrections and Education sectors;

•	growth in Ireland, Spain, China and Mexico; and

•	growth in our Uniform segment; partially offset by

•	the decision to exit certain operations within the FSS International segment;

•	a sales decline in the Business & Industry and Healthcare sectors and the U.K.; and

•	the negative impact of foreign currency translation of approximately $259 million (approximately -2%).
Cost of services provided was $12.9 billion for fiscal 2016, and was consistent compared with prior year. Cost of services provided as a percentage of sales was 89% in fiscal 2016 compared to 90% in fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income. The following table presents the percentages attributable to the components in cost of services provided for fiscal 2016 and fiscal 2015.

	Fiscal Year Ended
Cost of services provided components	September 30, 2016	October 2, 2015
Food and support service costs	27%	27%
Personnel costs	47%	47%
Other direct costs	26%	26%
	100%	100%
Operating income of $746.3 million for fiscal 2016 represented an increase of approximately 19% from the prior year. The increase in operating income was impacted by:

•	profit growth in our Education and Sports, Leisure & Corrections sectors in the FSS North America segment;

•	profit growth in South America, China and our 50% ownership of AIM Services Co., Ltd. in Japan;

•	cost reductions from streamlining our general and administrative functions;

•	a decrease in acquisition-related amortization expense (approximately $31.9 million);

•	the prior year charges associated with asset write-downs in the FSS North America and FSS International segments (approximately $16.2 million);

•	an increase from the gain related to the change in the fair value related to certain gasoline and diesel agreement (approximately $10.9 million); and

•
a decrease in share-based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $9.5 million); which more than offset

•	assets write-offs, mainly in the Uniform segment (approximately $7.0 million);

•	a profit decline in the Healthcare sector; and

•	the negative impact of foreign currency translation of approximately $12 million (approximately -2%).
Interest and Other Financing Costs, net, for fiscal 2016 increased approximately $29.5 million compared to the prior year. The increase during fiscal 2016 was primarily due to the partial paydown of the senior secured term loans, due September 2019 (the "2019 Term Loans") and the 5.75% Senior Notes due March 2020 (the "2020 Notes"), which resulted in charges of approximately $30.2 million, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans.
The effective income tax rate for fiscal 2016 was 33.1% compared to 30.7% in the prior year. The increase in the effective tax rate is primarily due the prior year benefits of $6 million in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary and $2.6 million from cash distributions received from the company’s 50% ownership interest in AIM Services Co., Ltd. from the recovery of Japanese taxes paid in excess of the U.S. tax rate.

Net income for fiscal 2016 was $288.2 million compared to $237.0 million in the prior year. Net income attributable to noncontrolling interest for fiscal 2016 was $0.4 million compared to $1.0 million in the prior year.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare and Sports, Leisure & Corrections.
Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	*

Business & Industry	$1,975.9	$2,018.6
Education	3,956.3	3,816.0
Healthcare	1,909.3	1,997.0
Sports, Leisure & Corrections	2,280.8	2,118.7
	$10,122.3	$9,950.3
*Certain prior year amounts have been restated to reflect the current period classification. The effect of which was not material.
The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS North America segment sales for fiscal 2016 increased 2% over the prior period. The increase in sales was impacted by:

•	growth in our Education and Sports, Leisure & Corrections sectors; partially offset by

•	a sales decline in our Business & Industry and Healthcare sectors; and

•	the negative impact of foreign currency translation of approximately $55 million (approximately -1%).
The Business & Industry sector had a sales decrease of approximately 2% for fiscal 2016 which was impacted by:

•	a decline in our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients resulting from the economic downturn in the oil and gas industry.
The Education sector had a sales increase of approximately 4% for fiscal 2016 which was impacted by:

•	growth in base business within our higher education business; and

•	net new business within our higher education and K-12 businesses.
The Healthcare sector had a sales decrease of approximately 4% for fiscal 2016 which was impacted by:

•	growth in base business within our technologies business; which was more than offset by

•	the impact of net lost business.
The Sports, Leisure & Corrections sector had a sales increase of approximately 8% for fiscal 2016 which was impacted by:

•	new business within our leisure business; and

•	base business growth in the stadiums and arenas we serve; which more than offset

•	an account we exited in the corrections business; and

•	net lost business in the stadiums and arenas we serve.
Cost of services provided was $9.1 billion for fiscal 2016 compared to $9.0 billion for the prior year. Cost of services provided as a percentage of sales was 90% in both fiscal 2016 and fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.

Operating income for fiscal 2016 was $546.4 million compared to $494.5 million in the prior year. The increase in operating income was impacted by:

•	profit growth in our Education and Sports, Leisure & Corrections sectors;

•	cost reductions from streamlining our general and administrative functions;

•	a decrease in acquisition-related amortization expense (approximately $30.7 million);

•	a decrease in consulting costs (approximately $2.7 million); and

•	the prior year charge to write-off idle service equipment ($6.0 million); partially offset by

•	profit decline in our Healthcare sector;

•	an increase in severance related costs (approximately $8.9 million);

•	expenses associated with acquisition costs (approximately $3.5 million);

•	multiemployer pension plan withdrawal charges (approximately $2.3 million);

•	the prior year gain on a sale of a property (approximately $3.1 million);

•	the negative impact of foreign currency translation of approximately $6 million (approximately -1%); and

•	prior year income from favorable insurance adjustments related to claims experience (approximately $7.1 million).
During fiscal 2016, we sold one of our buildings for cash proceeds of approximately $9.5 million. A loss was recorded of approximately $6.8 million during fiscal 2016 related to the sale and other asset write-offs. During fiscal 2015, we recorded an impairment charge of approximately $8.7 million to write down the book value of the building to its estimated fair value at the time.
FSS International Segment
Sales in the FSS International segment for fiscal 2016 decreased 4% compared to the prior year, as the negative impact of foreign currency translation (approximately $204 million or -7%) and the sales decline in the U.K., primarily from the economic downturn in the oil and gas industry, more than offset growth in China, Ireland, Spain, Mexico and the positive impact of the Avoca Handweavers Limited ("Avoca") acquisition (approximately 2%).
Cost of services provided was $2.5 billion for fiscal 2016 compared to $2.7 billion in the prior year. Cost of services provided as a percentage of sales was 93% in fiscal 2016 compared to 94% in fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2016 was $129.1 million compared to $95.3 million in the prior year. The increase in operating income was impacted by:

•	profit growth in South America, Germany, the U.K., China and our 50% ownership of AIM Services Co., Ltd. in Japan;

•	the decrease in severance and related costs (other than the prior year severance charges incurred related to exiting certain operations) (approximately $6.9 million);

•	the prior year impact of charges associated with severance, asset write-downs and certain other exit costs related to exiting certain operations (approximately $14.6 million); and

•	the prior year impact of the loss associated with the divestiture of India (approximately $4.3 million); which more than offset

•	the negative impact of foreign currency translation of approximately $7 million (approximately -7%).
Uniform Segment
Uniform segment sales increased 3% for fiscal 2016 compared to the prior year, resulting primarily from growth in our uniform rental base business.
Cost of services provided was $1.2 billion in both fiscal 2016 and 2015. Cost of services provided as a percentage of sales was 79% in fiscal 2016 compared to 78% in fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.

Operating income for fiscal 2016 was $195.3 million compared to $191.8 million in the prior year. The increase in operating income was impacted by:

•	growth in the uniform rental business; and

•	merchandise and plant productivity initiatives, capacity expansion and increased automation; which was partially offset by

•	a charge to write-off impaired assets (approximately $6.0 million).
Operating income in fiscal 2016 and fiscal 2015 includes $2.5 million and $2.3 million of severance and related costs, respectively. Operating income for fiscal 2015 includes a favorable insurance adjustment related to claims experience of approximately $2.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $124.5 million in fiscal 2016, compared to $153.7 million for the prior year. The decrease is primarily due to the impact of:

•	a decrease in our stock based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $9.5 million);

•	an increase from the gain related to the change in the fair value related to certain gasoline and diesel agreement (approximately $10.9 million);

•	a decrease in consulting costs (approximately $3.2 million); and

•	cost reductions from streamlining our general and administrative functions (approximately $3.8 million).
Fiscal 2015 Compared to Fiscal 2014
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2015 and 2014 (dollars in millions).

	Fiscal Year Ended
	October 2, 2015	October 3, 2014	$	%

Sales	$14,329.1	$14,832.9	$(503.8)	(3)%
Cost and Expenses:
Cost of service provided	12,880.4	13,363.9	(483.5)	(4)%
Other operating expenses	820.8	904.4	(83.6)	(9)%
	13,701.2	14,268.3	(567.1)	(4)%
Operating income	627.9	564.6	63.3	11%
Interest and Other Financing Costs, net	285.9	334.9	(49.0)	(15)%
Income Before Income Taxes	342.0	229.7	112.3	49%
Provision for Income Taxes	105.0	80.2	24.8	31%
Net income	$237.0	$149.5	$87.5	59%

	Fiscal Year Ended
Sales by Segment	October 2, 2015	October 3, 2014	$	%

FSS North America	$9,950.3	$10,232.8	$(282.5)	(3)%
FSS International	2,858.2	3,111.2	(253.0)	(8)%
Uniform	1,520.6	1,488.9	31.7	2%
	$14,329.1	$14,832.9	$(503.8)	(3)%

	Fiscal Year Ended
Operating Income by Segment	October 2, 2015	October 3, 2014	$	%

FSS North America	$494.5	$501.3	$(6.8)	(1)%
FSS International	95.3	106.2	(10.9)	(10)%
Uniform	191.8	172.1	19.7	11%
Corporate	(153.7)	(215.0)	61.3	(29)%
	$627.9	$564.6	$63.3	11%
Consolidated Overview
Sales of $14.3 billion for fiscal 2015 represented a decrease of approximately 3% over the prior year. This decrease is primarily attributable to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), the negative impact of foreign currency translation of approximately $474 million (approximately -3%) and a sales decline in the Business & Industry and Sports, Leisure & Corrections sectors. This decrease was partially offset by growth in the Education sector, growth in Germany, South America and China in our FSS International segment, and growth in our Uniform segment.
Cost of services provided was $12.9 billion for fiscal 2015 compared to $13.4 billion for the prior year period. Cost of services provided as a percentage of sales was 90% in both periods. Food and support service costs comprised approximately 27% of Cost of services provided for fiscal 2015 compared to 28% for fiscal 2014, personnel costs comprised approximately 47% of Cost of services provided for fiscal 2015 compared to 46% for fiscal 2014, and other direct costs comprised the remaining approximately 26% of Cost of services provided in both periods. Cost of services provided was impacted by the items discussed below for operating income.
Operating income of $627.9 million for fiscal 2015 represented an increase of approximately 11% from the prior year. The increase is primarily attributable to increased sales and cost control efficiencies within our Uniform segment, profit growth in our Education and Sports, Leisure & Corrections sectors, a decrease in acquisition-related amortization expense (approximately $19.4 million), a decrease in share-based compensation expense due to the fiscal 2014 modification of performance-based options, which more than offset the increase in expense from the share-based awards granted in fiscal 2015 (approximately $29.9 million), a decrease in charges related to branding (approximately $26.9 million) and the fiscal 2014 loss on the sale of the McKinley Chalet hotel (the "Chalet") of approximately $6.7 million within our Sports, Leisure & Corrections sector, which more than offset the profit decline in our Business & Industry sector, the increase in severance and related costs (approximately $4.2 million), the estimated impact of the 53rd week in fiscal 2014 (approximately -3%), and the negative impact of foreign currency translation of approximately $25 million (approximately -5%). Fiscal 2015 includes charges of approximately $16.2 million associated with asset write-downs within the FSS North America and FSS International segments, an impairment charge of approximately $8.7 million related to one of our buildings in the FSS North America segment and the loss of approximately $4.3 million associated with the divestiture of Aramark India Private Limited ("India").
Interest and Other Financing Costs, net, for fiscal 2015 decreased approximately $48.9 million from the prior year primarily due to the impact of the 53rd week in fiscal 2014 (approximately $5.0 million), favorable interest rates (approximately $9.3 million) and debt refinancing costs related to the debt refinancing in fiscal 2014 (approximately $25.7 million).
The effective income tax rate for fiscal 2015 was 30.7% compared to 34.9% in the prior year. The effective tax rate for fiscal 2015 includes a $6.0 million benefit in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary, a $2.2 million incremental benefit related to the retroactive extension of wage tax credits under the Tax Increase Prevention Act of 2014 and a $2.6 million benefit from cash distributions received from the company’s 50% ownership interest in AIM Services Co., Ltd. from the recovery of Japanese taxes paid in excess of the U.S. tax rate. Our fiscal 2015 effective tax rate also includes a benefit from additional tax credits received from prior year distributions received from AIM Services, Co., Ltd. The fiscal 2014 effective tax rate includes the reduction of goodwill in connection with the sale of the Chalet that was not tax deductible.
Net income for fiscal 2015 was $237.0 million compared to $149.5 million in the prior year. Net income attributable to noncontrolling interests for fiscal 2015 was $1.0 million compared to $0.5 million in the prior year.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of four operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry; Education; Healthcare; and Sports, Leisure & Corrections.

Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	October 2, 2015	October 3, 2014

Business & Industry	$2,054.8	$2,264.4
Education	3,816.0	3,744.6
Healthcare	1,997.0	2,011.1
Sports, Leisure & Corrections	2,082.5	2,212.7
	$9,950.3	$10,232.8
The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS North America segment sales for fiscal 2015 decreased 3% over the prior period, primarily due to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), the negative impact of foreign currency translation of approximately $108 million (approximately -1%), a sales decline in our Business & Industry and Sports, Leisure & Corrections sectors, partially offset by growth in our Education sector.
The Business & Industry sector had a high-single digit sales decrease for fiscal 2015 primarily due to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), the impact of lost business including a one-time facility project during fiscal 2014 (approximately $70 million) and a decline in our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients resulting from the economic downturn in the oil and gas indstury.
The Education sector had a low single-digit sales increase for fiscal 2015 primarily due to growth in our base business within our Higher Education food business, net new business in our Higher Education and K-12 businesses, partially offset by the estimated impact of the 53rd week in fiscal 2014 (approximately -3%).
The Healthcare sector had a low-single digit sales decrease for fiscal 2015 primarily due to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), the impact of lost business within our healthcare technologies business from client consolidations, partially offset by growth in our base and new business within our hospitality business.
The Sports, Leisure & Corrections sector had a mid single-digit sales decrease for fiscal 2015 primarily due to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), lost business within our entertainment venues and arenas business, which more than offset base business growth in our stadiums and new business within our Corrections business.
Cost of services provided was $9.0 billion for fiscal 2015 compared to $9.3 billion for the prior year . Cost of services provided as a percentage of sales was 90% in fiscal 2015 compared to 91% in fiscal 2014. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2015 was $494.5 million compared to $501.3 million in the prior year. This decrease is primarily attributable to the estimated impact of the 53rd week in fiscal 2014 (approximately -2%), the negative impact of foreign currency translation of approximately $10 million (approximately -2%), an impairment charge related to one of our buildings (approximately $8.7 million), an increase in severance expense as part of the next phase related to streamlining and improving the efficiency and effectiveness of our selling, general and administrative functions (approximately $7.9 million), profit decline in our Business & Industry sector, primarily driven by a decline in our Canadian remote services business, including a charge to write-off idle service equipment (approximately $6.0 million), and the impact of start-up costs at new client locations and amortization of client investments. These factors more than offset profit growth in our Education and Sports, Leisure & Corrections sectors, a decrease in acquisition-related amortization expense (approximately $6.6 million), the gain on a sale of a property (approximately $3.1 million), and the prior year loss on the sale of the Chalet (approximately $6.7 million). Operating income in both periods also includes favorable risk insurance adjustments related to favorable claims experience.
FSS International Segment
Sales in the FSS International segment for fiscal 2015 decreased 8% compared to the prior year period, as the negative impact of foreign currency translation (approximately $367 million or -12%) more than offset growth in Germany, Ireland, Spain, China, and South America.
Cost of services provided was $2.7 billion for fiscal 2015 compared to $2.9 billion in the prior year. Cost of services provided as a percentage of sales was 94% in both fiscal 2015 and fiscal 2014. Cost of services provided was impacted by the items discussed below for operating income.

Operating income for fiscal 2015 was $95.3 million compared to $106.2 million in the prior year. This decrease is primarily attributable to the negative impact of foreign currency translation of approximately $15 million (approximately -15%), the charges associated with severance, asset write-downs and certain other exit costs related to exiting certain operations (approximately $14.6 million), and the loss associated with the divestiture of India (approximately $4.3 million), which more than offset profit growth in Ireland, Germany and China, the decrease in acquisition-related amortization expense (approximately $4.8 million), and the decrease in severance and related costs (exclusive of the severance charges incurred related to exiting certain operations) (approximately $6.7 million).
Uniform Segment
Uniform segment sales increased 2% for fiscal 2015 compared to the prior year, resulting primarily from growth in our uniform rental base business offset by the estimated impact of the 53rd week in fiscal 2014 (approximately -2%).
Cost of services provided was $1.2 billion in both fiscal 2015 and fiscal 2014. Cost of services provided as a percentage of sales was 78% for both fiscal 2015 and fiscal 2014. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2015 was $191.8 million, an increase of approximately 11% when compared to the prior year due to growth in the uniform rental business, merchandise and plant productivity initiatives, and the decrease in acquisition-related amortization expense compared to the prior period (approximately $8.0 million), partially offset by the estimated impact of the 53rd week in fiscal 2014 (approximately -2%). Operating income in fiscal 2015 and fiscal 2014 includes $2.3 million and $2.2 million of severance and related costs, respectively. Both periods also include favorable risk insurance adjustments related to favorable claims experience.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $153.7 million in fiscal 2015, compared to $215.0 million for the prior year. The decrease is primarily due to the decrease in share-based compensation expense related to a fiscal 2014 modification of the vesting provisions for outstanding performance-based options that did not meet the applicable performance thresholds in prior years (approximately $50.9 million), a decrease in charges related to branding (approximately $24.0 million), and cash bonuses and other expenses from the completion of the IPO in fiscal 2014 (approximately $5.0 million), which more than offset the increase in share-based compensation expense mainly from performance-based options, restricted stock unit and performance stock unit awards (approximately $21.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of September 30, 2016, we had $152.6 million of cash and cash equivalents and approximately $713.5 million of availability under our senior secured revolving credit facility. As of September 30, 2016, there was approximately $379.0 million of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net cash provided by operating activities	$806.6	$683.0	$398.2
Net cash used in investing activities	(679.7)	(504.3)	(505.2)
Net cash provided by (used in) financing activities	(96.7)	(168.0)	107.8
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Provided by Operating Activities
During fiscal 2016, the total of net income and non cash charges increased compared to fiscal 2015, resulting from the higher operating results discussed above. The change in operating assets and liabilities of approximately $3.9 million compared to the prior year period relates primarily to the following:

•
Accrued Expenses being a source of cash compared to a use of cash in the prior year primarily due to a decrease in commission payments mainly from a prior year lost client in the Sports, Leisure & Corrections sector, timing of deferred income payments, timing of interest payments and timing of other accrued expenses; and

•
Accounts Payable being less of a use of cash compared to the prior year due to the timing of disbursements and less employee taxes paid from exercises of share-based awards compared to the prior year; partially offset by

•	Accounts Receivable were a use of cash due to timing of collections, mainly from the fiscal 2015 cash receipts related to a one-time facility project in the Business & Industry sector; and

•	Prepayments were a use of cash primarily due to prepayments of income and non-income related taxes, interest on the U.S. dollar denominated term loan and insurance premiums.
During fiscal 2016, we made voluntary contributions to our defined benefit pension plans of approximately $19.8 million. The "Other operating activities" caption in the Consolidated Statement of Cash Flows primarily reflects adjustments to net income in the current year for charges related to the repayment of the 2019 Term Loans and redemption of the 2020 Notes (see Note 5 to the audited consolidated financial statements).
During fiscal 2015, the total of net income and non cash charges was consistent compared to fiscal 2014. The increase in cash provided by operating activities compared to fiscal 2014 relates primarily to accounts receivable being a source of cash due to timing of collections (approximately $308.0 million), mainly from a one-time facility project in the Business & Industry sector, accrued expenses being a source of cash due to the impact of prior year medical insurance payments by switching from being self-insured to fully-insured (approximately $42.8 million), the timing of interest payments primarily from the 53rd week in fiscal 2014 (approximately $45.9 million); partially offset by lower accruals for commissions, mainly from a lost client in the Sports, Leisure and Corrections sector ($25.9 million) and prepayments being a source of cash primarily due to changes in the timing of income taxes (approximately $64.4 million), partially offset by accounts payable being a use of cash due to the timing of disbursements (approximately $108.9 million).
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
Cash Flows Used in Investing Activities
Fiscal 2016 use of cash in investing activities increased approximately 35% compared with fiscal 2015 primarily due to the acquisitions of Avoca in the FSS International segment for approximately $65.8 million and HPSI, a group purchasing organization, in the FSS North America segment for $140.0 million, partially offset by lower net capital expenditures, which includes the proceeds from the sale of a building in our FSS North America segment of approximately $9.5 million.
Fiscal 2015 use of cash in investing activities was relatively stable compared with fiscal 2014 as the decline in fiscal 2015 of purchases of property and equipment, client contract investments and other and business acquisitions was offset by lower proceeds in fiscal 2015 from the disposal of property and equipment and divestitures.

During fiscal 2014, the increase compared to fiscal 2013 in purchases of property and equipment, client contract investments and other mainly related to an increase in client contract investments resulting from new business wins and contract extensions, mainly within the Education sector. We also received proceeds of $24.0 million as a result of the sale of the Chalet in our Sports, Leisure & Corrections sector.
Cash Flows Provided by (Used In) Financing Activities
During fiscal 2016, cash used in financing activities was impacted by the following (see Note 5 to the audited consolidated financial statements);

•	issuance of $400 million of 5.125% Senior Notes due January 2024 during the first quarter of fiscal 2016;

•	issuance of $500 million of additional 5.125% Senior Notes due January 2024 and $500 million of 4.750% Senior Notes due June 2026 during the third quarter of fiscal 2016;

•
repayment of approximately $771.2 million aggregate principal amount of the 2020 Notes; optional prepayments of outstanding 2019 Term Loans of approximately $354.1 million; payment of financing fees from the debt issuances during fiscal 2016 of approximately $20.2 million;

•	repayment of approximately $82.0 million under the Receivables Facility;

•	repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million; and

•	payment of approximately $92.1 million of dividends.
The "Other financing activities" in the Consolidated Statement of Cash Flows reflects a source of cash during fiscal 2016 from the excess tax benefit recorded on exercises of share-based awards which more than offset the call premium of $22.2 million paid on the 2020 Notes. The source of cash during fiscal 2015 is mainly from the excess tax benefit recorded on exercises of share-based awards.
During fiscal 2015, cash used in financing activities was impacted by the repayment of approximately $209.6 million on the senior secured term loan facility, payment of approximately $81.9 million of dividends and payment of approximately $48.5 million for a repurchase of 1.5 million shares of our common stock. This was partially offset by proceeds received of approximately $39.9 million related to stock option exercises, and other financing activities, which mainly reflects the excess tax benefit recorded on exercises of stock options of approximately $66.3 million.
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
On February 24, 2014, Aramark Services, Inc. entered into an Amendment Agreement (the “2014 Amendment Agreement”) to the Amended and Restated Credit Agreement dated as of March 26, 2010 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The 2014 Amendment Agreement amended and restated the Credit Agreement effective as of February 24, 2014. Among other things, the 2014 Amendment Agreement provided for approximately $3,982.0 million in the aggregate of new term loans, $2,582.0 million of which have a maturity date of February 24, 2021, with an acceleration to December 13, 2019 if the 5.75% Senior Notes due March 15, 2020 remain outstanding on December 13, 2019, and $1,400.0 million of which have a maturity date of September 7, 2019. The new term loans were borrowed on February 24, 2014 and the proceeds were used to refinance Aramark Services, Inc.'s existing term loans due 2016 and 2019 (with the exception of term loans due 2016 borrowed by Aramark Services, Inc.’s Canadian subsidiary in the amount of approximately $75.0 million). During fiscal 2014, approximately $22.9 million of lender fees and third-party costs directly attributable to the term loans of the 2014 Amendment Agreement were capitalized. The Company also recorded charges to "Interest and Other Financing Costs, net” during fiscal 2014 consisting of $13.1 million of third party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount.
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

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The indentures governing our senior notes contains similar provisions. As of September 30, 2016, we were in compliance with these covenants.
Under the Credit Agreement and the indentures governing our senior notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as “Covenant EBITDA” and “Covenant Adjusted EBITDA.” Covenant EBITDA and Covenant Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. Covenant EBITDA is defined as net income (loss) of Aramark Services, Inc. and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization. Covenant Adjusted EBITDA is defined as Covenant EBITDA, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

	Fiscal Year Ended
(in millions)	September 30, 2016	October 2, 2015	October 3, 2014
Net income attributable to Aramark Services, Inc. stockholder	$287.8	$236.0	$149.0
Interest and other financing costs, net	315.4	285.9	334.9
Provision for income taxes	142.7	105.0	80.2
Depreciation and amortization	495.8	504.0	521.6
Covenant EBITDA	1,241.7	1,130.9	1,085.7
Share-based compensation expense(1)	56.9	66.4	96.3
Unusual or non-recurring (gains)/losses(2)	—	(3.9)	2.9
Pro forma EBITDA for equity method investees(3)	14.3	14.8	18.8
Pro forma EBITDA for certain transactions(4)	4.1	—	—
Other(5)	35.4	58.9	28.3
Covenant Adjusted EBITDA	$1,352.4	$1,267.1	$1,232.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 10 to the audited consolidated financial statements).

(2)
Fiscal 2015 includes other income of approximately $2.0 million related to our investment (possessory interest) at one of our National Parks Service ("NPS") client sites in our Sports, Leisure & Corrections sector and a net of tax gain of approximately $1.9 million related to the sale of a building in our Healthcare sector. Fiscal 2014 includes a loss of approximately $6.7 million related to the sale of the Chalet, a gain from proceeds from the impact of Hurricane Sandy and other income related to our investment (possessory interest) at one of our NPS client sites.

(3)
Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment not already reflected in our Covenant EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant EBITDA but does not represent cash distributions received from this investee.

(4)	Represents the annualizing of net EBITDA from acquisitions made during the period.

(5)
Other includes organizational streamlining initiatives ($24.9 million for fiscal 2016, $27.5 million for fiscal 2015 and $21.3 million for fiscal 2014), the impact of the change in fair value related to certain gasoline and diesel agreements ($8.3 million gain for fiscal 2016, $2.6 million loss for fiscal 2015 and $1.8 million loss for fiscal 2014), expenses related to acquisition costs ($3.9 million for fiscal 2016 and $0.4 million for fiscal 2015), property and other asset write-downs associated with the sale of a building ($6.8 million for fiscal 2016 and $8.7 million for fiscal 2015), other asset write-offs ($5.0 million for fiscal 2016 and $16.2 million for fiscal 2015), expenses related to secondary offerings of common stock by certain of our stockholders ($2.2 million for fiscal 2015 and $0.9 million for fiscal 2014) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the fiscal year ended September 30, 2016 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.64x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00x	4.51x

(1)
Our Credit Agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness outstanding under the Credit Agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under our Credit Agreement, which, if our revolving credit facility lenders failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes includes a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries and affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.

The following table summarizes our future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 30, 2016 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 30, 2016	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,219,980	$30,800	$1,159,759	$2,628,689	$1,400,732
Capital lease obligations	78,615	15,722	34,752	20,692	7,449
Estimated interest payments(2)	1,114,400	220,300	411,400	265,600	217,100
Operating leases and other noncancelable commitments	713,129	238,462	149,019	96,439	229,209
Purchase obligations(3)	565,109	248,369	171,223	39,739	105,778
Other liabilities(4)	248,500	56,100	18,700	9,700	164,000
	$7,939,733	$809,753	$1,944,853	$3,060,859	$2,124,268

		Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 30, 2016	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$53,783	$53,783	$—	$—	$—
Guarantees	—	—	—	—	—
	$53,783	$53,783	$—	$—	$—

(1)	Excludes the $46.3 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $17.8 million from the unamortized premium on the New 2024 Notes.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 30, 2016 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2017 through 2022 is $4,976.0 million, $4,950.3 million, $4,882.2 million, $3,930.6 million, $2,355.2 million and $1,400.0 million, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2017 through 2022 is 3.02%, 3.46%, 3.73%, 3.93%, 4.35% and 4.99%, respectively (See Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).

(3)	Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities from which we operate.

(4)	Includes certain unfunded employee retirement and severance related obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 30, 2016, we have gross uncertain tax liabilities of $22.8 million (see Note 8 to the audited consolidated financial statements). During fiscal 2016, we made contributions totaling $25.4 million into our defined benefit pension plans and benefit payments and settlements of $16.7 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2017 are $5.9 million and estimated benefit payments out of these plans in fiscal 2017 are $12.3 million (see Note 7 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with 3 financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million, which expires in May 2019. In addition, the Receivables Facility includes a seasonal tranche which will increase the capacity by $50.0 million at certain times of the year. As of September 30, 2016, $268.0 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Consolidated Balance Shee

ts. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
In the fourth quarter of fiscal 2016, as part of an initiative to simplify our corporate governance and organization, we reorganized our foreign affiliates into a holding company structure.  It is anticipated this will create administrative and managerial benefits and better align with intergroup and regional operations.
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
Asset Impairment Determinations
Goodwill, the Aramark trade name and other trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow approach of each reporting unit with its estimated net book value.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country is evaluated separately since these operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. Based on our evaluation performed in the fourth quarter of fiscal 2016, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 30, 2016 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 30, 2016. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 30, 2016	2017	2018	2019		2020	2021	Thereafter	Total	Fair Value
Debt:
Fixed rate	$16	$19	$15		$241	$9	$1,407	$1,707	$1,756
Average interest rate	5.0%	5.0%	5.0%		5.7%	5.0%	5.0%	5.1%
Variable rate	$31	$26	$1,134	(a)	$32	$2,369	$—	$3,592	$3,610
Average interest rate	3.1%	3.4%	2.9%		3.4%	3.4%	—%	3.2%
Interest Rate Swaps:
Receive variable/pay fixed	$1,000	$600	$575		$225	$—	$—	$2,400	$(41)
Average pay rate	1.6%	1.7%	2.0%		2.9%	—%
Average receive rate	0.8%	0.8%	0.8%		0.8%	—%

(a)	Balance includes $268 million of borrowings under the Receivables Facility.
As of September 30, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.5 million, £72.3 million and CAD 132.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 30, 2016, the fair value of these foreign exchange contracts is $0.4 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 30, 2016, the Company has contracts for approximately 32.6 million gallons outstanding for fiscal 2017 and fiscal 2018. As of September 30, 2016, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $3.9 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2016. The effectiveness of the Company's internal control over financial reporting as of September 30, 2016 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited Aramark and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing in item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aramark and subsidiaries as of September 30, 2016 and October 2, 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the fiscal years ended September 30, 2016, October 2, 2015 and October 3, 2014, and our report dated November 23, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 23, 2016

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10 will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
We have a Business Conduct Policy that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on the Investor Relations section of our website at www.aramark.com. A copy of our Business Conduct Policy may be obtained free of charge by writing to Investor Relations, Aramark, 1101 Market Street, Philadelphia, PA 19107. Our Business Conduct Policy contains a "code of ethics," as defined in Item 406(b) of Regulation S-K. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2016.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2016.

Name	Capacity

/s/ ERIC J. FOSS	Chairman, President and Chief Executive Officer
Eric J. Foss	(Principal Executive Officer)

/s/ STEPHEN P. BRAMLAGE, JR.	Executive Vice President and Chief Financial Officer
Stephen P. Bramlage, Jr.	(Principal Financial Officer)

/s/ BRIAN P. PRESSLER	Senior Vice President, Controller and Chief Accounting Officer
Brian P. Pressler	(Principal Accounting Officer)

/s/ TODD M. ABBRECHT	Director
Todd M. Abbrecht

/s/ LAWRENCE T. BABBIO, JR.	Director
Lawrence T. Babbio, Jr.

/s/ PIERRE-OLIVIER BECKERS-VIEUJANT	Director
Pierre-Olivier Beckers-Vieujant

/s/ LISA G. BISACCIA	Director
Lisa G. Bisaccia

/s/ LEONARD S. COLEMAN, JR.	Director
Leonard S. Coleman, Jr.

/s/ RICHARD DREILING	Director
Richard Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ SANJEEV MEHRA	Director
Sanjeev Mehra

/s/ JOHN A. QUELCH	Director
John A. Quelch

/s/ STEPHEN SADOVE	Director
Stephen Sadove

ARAMARK AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of September 30, 2016 and October 2, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 30, 2016, October 2, 2015 and October 3, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aramark and subsidiaries as of September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2016, October 2, 2015 and October 3, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 23, 2016

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND OCTOBER 2, 2015
(in thousands, except share amounts)

	September 30, 2016	October 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$152,580	$122,416
Receivables (less allowances: 2016 - $48,058; 2015 - $39,023)	1,476,349	1,444,574
Inventories	587,155	575,263
Prepayments and other current assets	276,487	236,870
Total current assets	2,492,571	2,379,123
Property and Equipment, at cost:
Land, buildings and improvements	643,347	639,148
Service equipment and fixtures	1,890,301	1,745,545
	2,533,648	2,384,693
Less - Accumulated depreciation	(1,510,565)	(1,425,348)
	1,023,083	959,345
Goodwill	4,628,881	4,558,968
Other Intangible Assets	1,111,883	1,111,980
Other Assets	1,325,654	1,186,941
	$10,582,072	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$46,522	$81,427
Accounts payable	847,588	850,040
Accrued payroll and related expenses	514,619	522,687
Accrued expenses and other current liabilities	776,016	726,834
Total current liabilities	2,184,745	2,180,988
Long-Term Borrowings	5,223,514	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	1,003,013	937,311
Redeemable Noncontrolling Interest	9,794	10,102
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2016—272,565,923 shares and 2015—266,564,567; and outstanding: 2016—244,713,580 shares and 2015—239,917,320)	2,726	2,666
Capital surplus	2,921,725	2,784,730
Accumulated deficit	(33,778)	(228,641)
Accumulated other comprehensive loss	(180,783)	(166,568)
Treasury stock (shares held in treasury: 2016—27,852,343 shares and 2015—26,647,247)	(548,884)	(508,828)
Total stockholders' equity	2,161,006	1,883,359
	$10,582,072	$10,196,357

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015 AND OCTOBER 3, 2014
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Sales	$14,415,829	$14,329,135	$14,832,913
Costs and Expenses:
Cost of services provided	12,890,408	12,880,424	13,363,918
Depreciation and amortization	495,765	504,033	521,581
Selling and general corporate expenses	283,342	316,740	382,851
	13,669,515	13,701,197	14,268,350
Operating income	746,314	627,938	564,563
Interest and Other Financing Costs, net	315,383	285,942	334,886
Income Before Income Taxes	430,931	341,996	229,677
Provision for Income Taxes	142,699	105,020	80,218
Net income	288,232	236,976	149,459
Less: Net income attributable to noncontrolling interest	426	1,030	503
Net income attributable to Aramark stockholders	$287,806	$235,946	$148,956

Earnings per share attributable to Aramark stockholders:
Basic	$1.19	$0.99	$0.66
Diluted	$1.16	$0.96	$0.63
Weighted Average Shares Outstanding:
Basic	242,286	237,616	225,866
Diluted	248,763	246,616	237,451

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015 AND OCTOBER 3, 2014
(in thousands)

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net income	$288,232	$236,976	$149,459
Other comprehensive loss, net of tax:
Pension plan adjustments	(24,670)	3,522	(13,596)
Foreign currency translation adjustments	3,080	(43,547)	(31,281)
Cash flow hedges:
Unrealized losses arising during the period	(8,426)	(34,622)	(17,626)
Reclassification adjustments	21,184	11,681	15,430
Share of equity investee's comprehensive income (loss)	(5,383)	2,696	—
Other comprehensive loss, net of tax	(14,215)	(60,270)	(47,073)
Comprehensive income	274,017	176,706	102,386
Less: Net income attributable to noncontrolling interest	426	1,030	503
Comprehensive income attributable to Aramark stockholders	$273,591	$175,676	$101,883

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015 AND OCTOBER 3, 2014
(in thousands)

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net income	$288,232	$236,976	$149,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495,765	504,033	521,581
Income taxes deferred	52,416	(4,108)	37,372
Share-based compensation expense	56,942	66,416	96,332
Changes in operating assets and liabilities:
Receivables	(32,859)	81,284	(226,756)
Inventories	(9,625)	(29,587)	(19,810)
Prepayments	(64,663)	9,763	(77,609)
Accounts payable	(24,231)	(99,265)	9,657
Accrued expenses	35,643	(61,839)	(113,193)
Changes in other noncurrent liabilities	(33,711)	(52,136)	(9,034)
Changes in other assets	(10,189)	13,595	10,123
Other operating activities	52,920	17,904	20,037
Net cash provided by operating activities	806,640	683,036	398,159
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(512,532)	(524,384)	(545,194)
Disposals of property and equipment	26,824	19,128	28,494
Proceeds from divestitures	—	—	24,000
Acquisition of certain businesses:
Working capital other than cash acquired	10,226	(143)	(540)
Property and equipment	(32,989)	—	(6,681)
Additions to goodwill, other intangible assets and other assets, net	(176,614)	(3,234)	(14,235)
Other investing activities	5,340	4,299	8,934
Net cash used in investing activities	(679,745)	(504,334)	(505,222)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,399,988	71,926	1,570,818
Payments of long-term borrowings	(1,363,534)	(209,621)	(1,978,606)
Net change in funding under the Receivables Facility	(82,000)	—	50,000
Payments of dividends	(92,074)	(81,898)	(52,186)
Proceeds from initial public offering, net	—	—	524,081
Proceeds from issuance of common stock	35,705	39,946	4,408
Repurchase of common stock	(749)	(50,176)	(4,730)
Other financing activities	5,933	61,847	(6,030)
Net cash provided by (used in) financing activities	(96,731)	(167,976)	107,755
Increase in cash and cash equivalents	30,164	10,726	692
Cash and cash equivalents, beginning of period	122,416	111,690	110,998
Cash and cash equivalents, end of period	$152,580	$122,416	$111,690
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015 AND OCTOBER 3, 2014
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2013	$903,707	$2,194	$1,693,663	$(479,233)	$(59,225)	$(253,692)
Net income attributable to Aramark stockholders	148,956			148,956
Other comprehensive income (loss)	(47,073)				(47,073)
Capital contributions from issuance of common stock	62,087	87	62,000
Capital contributions from initial public offering	524,081	280	523,801
Share-based compensation expense	96,332		96,332
Tax benefits related to stock incentive plans	40,507		40,507
Change due to termination of provision in Stockholders' Agreement	158,708		158,708
Repurchases of Common Stock	(117,083)					(117,083)
Payments of dividends	(52,186)			(52,186)
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	235,946			235,946
Other comprehensive income (loss)	(60,270)				(60,270)
Capital contributions from issuance of common stock	77,095	105	76,990
Share-based compensation expense	66,416		66,416
Tax benefits related to stock incentive plans	66,313		66,313
Repurchases of Common Stock	(138,053)					(138,053)
Payments of dividends	(82,124)			(82,124)
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	287,806			287,806
Other comprehensive income (loss)	(14,215)				(14,215)
Capital contributions from issuance of common stock	48,156	60	48,096
Share-based compensation expense	56,942		56,942
Tax benefits related to stock incentive plans	31,957		31,957
Repurchases of Common Stock	(40,056)					(40,056)
Payments of dividends	(92,943)			(92,943)
Balance, September 30, 2016	$2,161,006	$2,726	$2,921,725	$(33,778)	$(180,783)	$(548,884)

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. The Company's core market is North America (composed of the United States and Canada), which is supplemented by an additional 17-country footprint serving many of the fastest growing global geographies. The Company operates its business in three reportable segments that share many of the same operating characteristics:

•
Food and Support Services North America ("FSS North America") - Food, refreshment, specialized dietary and supports services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities.

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities.

•
Uniform and Career Apparel ("Uniform") - Rental, sale, cleaning, maintenance and delivery of personalized uniforms and other textile items on a contract basis and direct marketing of personalized uniforms and accessories to clients in a wide range of industries, including manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries. We supply garments, other textile and paper products and other accessories through rental and direct purchase programs to businesses, public institutions and individuals.

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
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 30, 2016 and October 2, 2015 were each fifty-two week periods and the fiscal year ended October 3, 2014 was a fifty-three week period.
New Accounting Standard Updates
In October 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") to require entities to recognize the income tax consequences of certain intercompany assets transfers at the transaction date. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In August 2016, the FASB issued an ASU to address the classification of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In March 2016, the FASB issued an ASU to update several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification of awards. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company expects to adopt the provisions of this ASU beginning in its first quarter of fiscal 2017. As required under the update, the Company will prospectively adopt the provisions of this guidance related to the recognition of the excess tax benefits or deficiencies in the Consolidated Statement of Income. The Company will retrospectively adopt the provisions related to the changes to the Consolidated Statement of Cash Flows for all periods presented. The Company does not expect the provisions to have a material impact on its consolidated financial statements except for the income tax impact, which will be dependent on the volume of future option exercise and award vesting activity.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes to require all deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The Company early adopted the guidance in the second quarter of fiscal 2016 on a prospective basis, resulting in a reclassification of approximately $18.1 million from "Accrued expenses and other current liabilities" to "Deferred Income Taxes and Other Noncurrent Liabilities" in the Consolidated Balance Sheet.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In April 2015, the FASB issued an ASU on debt issuance costs which requires presentation on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, and will no longer be recorded as a separate asset. The Company early adopted the retrospective guidance in the first quarter of fiscal 2016 and approximately $27.7 million of debt issuance costs were reclassified from "Other Assets" to "Long-Term Borrowings" in the Consolidated Balance Sheet as of October 2, 2015.
In June 2014, the FASB issued an ASU on stock compensation which requires that a performance target affecting vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company does not expect the pronouncement to have a material impact on the consolidated financial statements.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the Company beginning in the first quarter of fiscal 2019. As the new standard will supersede most existing revenue guidance affecting the Company, it could impact revenue and cost recognition on contracts across all reportable segments. The Company has been closely monitoring the FASB activity related to the new standard and begun work to conclude on specific interpretative issues. The Company has also made progress on a comprehensive contract review project in order to develop a full understanding of the adoption impact on the consolidated financial statements.
In January 2014, the FASB issued an ASU which states that companies should not account for certain service concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The Company adopted the guidance in the first quarter of fiscal 2016 which did not have a material impact on the consolidated financial statements.
Revenue Recognition
The Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. In each of the Company's operating segments, sales are recognized in the period in which services are provided pursuant to the terms of the Company's contractual relationships with its clients. The Company generally records sales on food and support services contracts (both profit and loss contracts and client interest contracts) on a gross basis as the Company is the primary obligor and service provider.
Certain profit and loss contracts include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales. In some cases these contracts require minimum guaranteed commissions. Commissions paid to clients are recorded in "Cost of services provided."
Sales from client interest contracts are generally comprised of amounts billed to clients for food, labor and other costs that the Company incurs, controls and pays for. Sales from client interest contracts also include any associated management fees, client subsidies or incentive fees based upon the Company's performance under the contract. Sales from direct marketing activities are recognized upon shipment. All sales related taxes are presented on a net basis.
Vendor Consideration
Consideration received from vendors includes rebates, allowances and volume discounts and are accounted for as an adjustment to the cost of the vendors' products or services and are reported as a reduction of "Cost of services provided," "Inventory," or "Property and Equipment." Income from rebates, allowances and volume discounts is recognized based on actual purchases in the fiscal period relative to total actual or forecasted purchases to be made over the contractual rebate period agreed to with the vendor. Rebates, allowances and volume discounts related to Inventory held at the balance sheet date are deducted from the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value of these inventories. Rebates, allowances and volume discounts related to "Property and Equipment" are deducted from the costs capitalized.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016			October 2, 2015			October 3, 2014
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$288,232			$236,976			$149,459
Pension plan adjustments	(37,957)	13,287	(24,670)	2,832	690	3,522	(17,640)	4,044	(13,596)
Foreign currency translation adjustments	18,547	(15,467)	3,080	(50,458)	6,911	(43,547)	(37,246)	5,965	(31,281)
Cash flow hedges:
Unrealized losses arising during the period	(23,437)	15,011	(8,426)	(58,143)	23,521	(34,622)	(29,201)	11,575	(17,626)
Reclassification adjustments	34,861	(13,677)	21,184	20,143	(8,462)	11,681	25,921	(10,491)	15,430
Share of equity investee's comprehensive income (loss)	(8,282)	2,899	(5,383)	4,148	(1,452)	2,696	—	—	—
Other comprehensive loss	(16,268)	2,053	(14,215)	(81,478)	21,208	(60,270)	(58,166)	11,093	(47,073)
Comprehensive income			274,017			176,706			102,386
Less: Net income attributable to noncontrolling interest			426			1,030			503
Comprehensive income attributable to Aramark stockholders			$273,591			$175,676			$101,883
Accumulated other comprehensive loss consists of the following (in thousands):

	September 30, 2016	October 2, 2015
Pension plan adjustments	$(65,267)	$(40,597)
Foreign currency translation adjustments	(68,461)	(71,541)
Cash flow hedges	(36,373)	(49,131)
Share of equity investee's accumulated other comprehensive loss	(10,682)	(5,299)
	$(180,783)	$(166,568)

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses included in operating results for fiscal 2016, fiscal 2015 and fiscal 2014 were not material.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. Personalized work apparel, linens and other rental items in service are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience.
The components of inventories are as follows:

	September 30, 2016	October 2, 2015
Food	35.9%	37.2%
Career apparel and linens	60.9%	60.3%
Parts, supplies and novelties	3.2%	2.5%
	100.0%	100.0%
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2016, fiscal 2015 and fiscal 2014 was $234.8 million, $226.6 million, and $239.9 million, respectively.
During fiscal 2016, the Company received proceeds of approximately $9.5 million related to the sale of a building within the FSS North America segment, resulting in a loss of approximately $5.1 million, which is included in "Cost of services provided" in the Consolidated Statement of Income. During fiscal 2015, the Company recorded an impairment charge of approximately $8.7 million, which is included in "Cost of services provided" in the Consolidated Statement of Income, to write down the book value of this building to its estimated fair value at the time. Also during fiscal 2015, the Company received proceeds of approximately $9.8 million related to the sale of another of its buildings within the FSS North America segment, resulting in a gain of approximately $3.1 million. Also during fiscal 2016, the Company recorded an impairment charge of approximately $6.0 million, which is included in "Cost of services provided" in the Consolidated Statements of Income, to write off certain idle service equipment in the Uniform segment.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2016	October 2, 2015
Client contract investments(1)	$865,004	$782,670
Miscellaneous investments(2)	253,798	214,292
Long-term receivables	72,469	84,477
Computer software costs, net(3)	91,760	77,319
Other(4)	42,623	28,183
	$1,325,654	$1,186,941

(1)
Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Amortization expense was $142.5 million, $128.8 million and $106.2 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(2)	Miscellaneous investments represent investments in 50% or less owned entities.
(3)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to seven years.

(4)	Other consists of noncurrent deferred tax assets, pension assets and deferred financing costs on certain revolving credit facilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $181.4 million and $152.5 million at September 30, 2016 and October 2, 2015, respectively, which is included in "Other Assets" in the Consolidated Balance Sheets). Summarized financial information for AIM Services Co., Ltd. follows (in thousands):

	September 30, 2016	October 2, 2015
Current assets	$362,961	$279,244
Noncurrent assets	153,866	127,158
Current liabilities	290,814	234,305
Noncurrent liabilities	53,998	32,625

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Sales	$1,511,938	$1,377,043	$1,552,250
Gross profit	176,303	152,539	174,194
Net income	35,820	25,747	26,869

Equity in undistributed earnings	15,621	10,700	10,500
Cash distributions	7,296	22,200	6,500
The period to period comparisons of the summarized financial information for AIM Services Co., Ltd., presented in U.S. dollars above, is impacted by currency translation. The Company's equity in undistributed earnings of AIM Services Co., Ltd. is recorded as a reduction of "Cost of services provided" in the Consolidated Statements of Income.
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 30, 2016	October 2, 2015
Deferred income	$262,976	$248,124
Accrued commissions	79,048	75,460
Accrued taxes	62,510	81,787
Accrued insurance and interest	66,165	58,719
Other	305,317	262,744
	$776,016	$726,834
Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2016	October 2, 2015
Deferred income tax payable	$608,375	$535,442
Deferred compensation	228,231	232,653
Pension-related liabilities	26,854	9,565
Interest rate swap agreements	34,919	51,762
Other noncurrent liabilities	104,634	107,889
	$1,003,013	$937,311
Share-Based Compensation
The Company recognizes compensation cost related to share-based payment transactions in the consolidated financial statements. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). See Note 10 for additional information on share-based compensation.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	September 30, 2016	October 2, 2015	October 3, 2014
Interest paid	$275.4	$267.9	$348.5
Income taxes paid	55.6	31.5	55.8
Significant noncash activities follow:

•
During fiscal 2016, fiscal 2015 and fiscal 2014, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $36.4 million, $17.9 million and $16.6 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2016, fiscal 2015 and fiscal 2014, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $40.1 million, $89.6 million and $116.3 million, respectively.

•	During fiscal 2014, obligations related to client contract investments of approximately $57.2 million were unpaid at October 3, 2014 and included in other assets and accounts payable.
NOTE 2. ACQUISITIONS AND DIVESTITURES:
Acquisitions
HPSI
During the fourth quarter of fiscal 2016, the Company acquired the assets of HPSI, a group purchasing organization, in its FSS North America segment for cash consideration of $140.0 million. The sales, net income, assets and liabilities of HPSI did not have a material impact on the Company's consolidated financial statements.
Avoca Handweavers Limited
During the second quarter of fiscal 2016, the Company completed the purchase of Avoca Handweavers Limited ("Avoca"), an Irish retail and cafe business, for cash consideration of approximately $65.8 million (approximately $59.2 million, net of cash acquired). The sales, net income, assets and liabilities of Avoca did not have a material impact on the Company's consolidated financial statements.
Divestitures
During the fourth quarter of fiscal 2015, the Company announced it had made the decision to exit certain operations within the FSS International segment. The Company expects to exit these operations in the first half of fiscal 2017. As a result of this action, the Company incurred charges of approximately $0.6 million and $14.6 million during fiscal 2016 and fiscal 2015, respectively. For fiscal 2015, these charges consisted of severance charges (approximately $4.4 million), asset write-downs (approximately $8.0 million) and certain other exit costs (approximately $2.2 million). The Company recorded these charges in "Cost of services provided" in the Consolidated Statements of Income.
Aramark India Private Limited
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
McKinley Chalet Hotel
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2014, as a result of additional cost saving and refinements and the continuation of productivity initiatives to the Company's original plans developed in fiscal 2013 for consolidation and centralization initiatives and actual attrition of the workforce, the Company recorded net severance charges of approximately $21.3 million.
During fiscal 2015, as part of the next phase related to streamlining and improving the efficiency and effectiveness of the Company's selling, general and administrative functions, the Company incurred net severance charges of approximately $23.1 million (exclusive of the severance charges incurred related to the exit of certain operations within the FSS International segment- see Note 2). In addition, during fiscal 2015, the Company recorded charges of approximately $6.0 million to write-off service equipment from the decline in its Canadian remote services business within its FSS North America segment, which is included in "Cost of services provided" in the Consolidated Statements of Income.
During fiscal 2016, the Company continued and refined its focus on streamlining and improving the efficiency and effectiveness of its selling, general and administrative functions. As a result, the Company recorded net severance charges of approximately $24.9 million during fiscal 2016.
The following table summarizes the unpaid obligations for severance and related costs as of September 30, 2016, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. The unpaid obligations are expected to be paid during fiscal 2017.

(in millions)	October 2, 2015	Net Charges	Payments and Other	September 30, 2016
Severance and Related Costs Accrual	$26.0	24.9	(24.8)	$26.1
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company has completed its annual goodwill impairment test for fiscal 2016, which determined goodwill was not impaired. The Company performs its annual impairment test as of the end of the fiscal month of August.
Goodwill, allocated by segment, is as follows (in thousands):

Segment	October 2, 2015	Acquisitions	Translation	September 30, 2016
FSS North America	$3,583,365	$52,245	$4	$3,635,614
FSS International	400,824	40,432	(22,768)	418,488
Uniform	574,779	—	—	574,779
	$4,558,968	$92,677	$(22,764)	$4,628,881
Other intangible assets consist of (in thousands):

	September 30, 2016			October 2, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,793,739	$(1,462,058)	$331,681	$1,859,689	$(1,494,885)	$364,804
Trade names	781,835	(1,633)	780,202	748,809	(1,633)	747,176
	$2,575,574	$(1,463,691)	$1,111,883	$2,608,498	$(1,496,518)	$1,111,980
During the second quarter of fiscal 2016, as part of the Avoca acquisition, the Company acquired a trade name with a value of approximately $14.5 million. During the fourth quarter of fiscal 2016, as part of the HPSI acquisition, the Company acquired, with preliminary values, a trade name of approximately $21.1 million and customer relationship assets of approximately $64.0 million. Acquisition-related intangible assets consist of customer relationship assets and the Aramark, Avoca, HPSI and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit, 3 to 24 years, with a weighted average life of approximately 13 years. The Aramark, Avoca and HPSI trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade name impairment test for fiscal 2016, which did not result in an impairment charge. Amortization of intangible assets for fiscal 2016, fiscal 2015 and fiscal 2014 was approximately $99 million, $133 million and $158 million, respectively.
Based on the recorded balances at September 30, 2016, total estimated amortization of all acquisition-related intangible assets for fiscal years 2017 through 2021 follows (in thousands):

2017	$83,493
2018	60,205
2019	49,469
2020	47,754
2021	39,212
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 30, 2016	October 2, 2015
Senior secured revolving credit facility, due February 2019	$—	$70,000
Senior secured term loan facility, due July 2016	—	74,130
Senior secured term loan facility, due September 2019	840,305	1,189,371
Senior secured term loan facility, due February 2021	2,450,749	2,489,235
5.75% senior notes, due March 2020	227,032	990,540
5.125% senior notes, due January 2024	905,095	—
4.75% senior notes, due June 2026	492,886	—
Receivables Facility, due May 2019	268,000	350,000
Capital leases	78,615	57,660
Other	7,354	45,088
	5,270,036	5,266,024
Less—current portion	(46,522)	(81,427)
	$5,223,514	$5,184,597
As of September 30, 2016, there was approximately $379.0 million of outstanding foreign currency borrowings.
Senior Secured Credit Agreement
Senior Secured Term Loan Facilities
The senior secured term loan facilities consist of the following subfacilities as of September 30, 2016:

•	A U.S. dollar denominated term loan to Aramark Services, Inc. in the amount of $840.3 million (due 2019) and $2,079.1 million (due 2021);

•	A yen denominated term loan to Aramark Services, Inc. in the amount of ¥4,916.3 million (approximately $48.5 million due 2021);

•	A Canadian dollar denominated term loan to a Canadian subsidiary in the amount of CAD33.0 million (approximately $25.2 million due 2021);

•	A euro denominated term loan to an Irish subsidiary in an amount of €136.1 million (approximately $152.9 million due 2021); and

•	A sterling denominated term loan to a U.K. subsidiary in an amount of £111.8 million (approximately $145.0 million due 2021).
The primary borrower under the senior secured credit facilities is Aramark Services, Inc. (the "Issuer"). In addition, certain subsidiaries of the Issuer are borrowers under certain subfacilities of the term loan facilities and/or the revolving credit facility. The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the senior secured credit agreement.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Revolving Credit Facility
The senior secured revolving credit facility consists of the following subfacilities as of September 30, 2016:

•	A revolving credit facility available for loans in U.S. dollars to the Issuer with aggregate commitments of $680.0 million (due February 24, 2019); and

•	A revolving credit facility available for loans in Canadian dollars or U.S. dollars to the Issuer or a Canadian subsidiary with aggregate commitments of $50.0 million (due February 24, 2019).
Senior Secured Credit Agreement, as Amended
All U.S. dollar denominated term loans have an applicable margin of 2.50% for eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.75%, and an applicable margin of 1.50% for base-rate borrowings, subject to a minimum base rate of 1.75%. The yen denominated and euro denominated term loans have an applicable margin of 2.75%, subject to a LIBOR floor of 0.75%, and the sterling denominated terms loans have an applicable margin of 3.25%, subject to a LIBOR floor of 0.75%. The applicable margin spread for the U.S. dollar borrowings under the $680.0 million of extended revolving credit commitments is 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. The applicable margin spread for Canadian dollar borrowings under the revolving credit facility are for BA (bankers' acceptance) rate borrowings and 1.50% for base rate borrowings. U.S. and Canadian swingline loans must be base rate borrowings. The term loans due on February 24, 2021 were borrowed with an original issue discount of 0.50%. The term loans due on September 7, 2019 were borrowed with an original issue discount of 0.25%.
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
The Company recorded charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income during fiscal 2014 consisting of $13.1 million of third-party costs and $12.6 million of non-cash charges for the write-off of deferred financing costs and original issue discount related to senior secured credit agreement refinancing activity during fiscal 2014.
As of September 30, 2016, there was approximately $713.5 million available for borrowing under the revolving credit facility.
Prepayments and Amortization
The senior secured credit agreement requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of the Issuer's annual excess cash flow (as defined in the senior secured credit agreement) with stepdowns to 25% and 0% upon the Issuer's reaching certain consolidated leverage ratio thresholds;

•	100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; and

•
100% of the net cash proceeds of any incurrence of debt, including debt incurred by any business securitization subsidiary in respect of any business securitization facility, but excluding proceeds from the receivables facilities and other debt permitted under the senior secured credit agreement.

The foregoing mandatory prepayments will be applied to the term loan facilities as directed by us. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. Prepaid term loans may not be reborrowed.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary, due July 2016, that had been borrowed under the Company's senior secured credit agreement in the amount of $74.1 million. The Company made optional prepayments of approximately $160.0 million and $157.0 million of outstanding U.S. dollar term loans, during fiscal 2016 and fiscal 2015, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If a change of control as defined in the senior secured credit agreement occurs, this will cause an event of default under the credit agreement. Upon an event of default, the senior secured credit facilities may be accelerated, in which case the Company would be required to repay all outstanding loans plus accrued and unpaid interest and all other amounts outstanding under the senior secured credit facilities.
The Company is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 1.00% per annum of their funded total principal amount. This requirement does not apply to the 2019 Term Loans due to the principal prepayments made by the Company.
Guarantees and Certain Covenants
All obligations under the senior secured credit agreement are unconditionally guaranteed by Aramark Intermediate HoldCo Corporation and, subject to certain exceptions, substantially all of the Issuer's existing and future domestic subsidiaries (excluding certain immaterial and dormant subsidiaries, receivables facility subsidiaries, business securitization subsidiaries and certain subsidiaries designated under our senior secured credit agreement as "unrestricted subsidiaries"), referred to, collectively, as U.S. Guarantors. All obligations of each foreign borrower under the senior secured credit facilities are unconditionally guaranteed by the Issuer, the U.S. guarantors and, subject to certain exceptions and qualifications, the respective other foreign borrowers. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by (i) a pledge of 100% of the capital stock of the Issuer, (ii) pledges of 100% of the capital stock held by the Issuer, Aramark Intermediate HoldCo Corporation or any of the U.S. Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Coporation, the Issuer or any of the U.S. Guarantors.
The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Issuer's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to the Issuer from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Issuer's outstanding notes (or any indebtedness that refinances the notes); and fundamentally change the Issuer's business. In addition, the senior secured revolving credit facility requires the Issuer to maintain a maximum senior secured leverage ratio and imposes limitations on capital expenditures. The senior secured credit agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 30, 2016, the Issuer was in compliance with all of these covenants.
The senior secured credit agreement requires the Issuer to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the senior secured credit agreement as total indebtedness outstanding under the senior secured credit agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the lesser of the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien and $75 million. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the senior secured credit agreement, which, if the Issuer's revolving credit facility lenders failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 30, 2016 was 2.64x.
The senior secured credit agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for the Issuer and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the senior secured credit agreement. If the Issuer does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the senior secured credit agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. Consolidated interest expense is defined in the senior secured credit agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and the Issuer's estimated share of interest expense from one equity method investee. The actual ratio was 4.51x for the fiscal year ended September 30, 2016.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
5.75% Senior Notes due 2020
On March 7, 2013, the Issuer issued $1,000 million of 5.75% Senior Notes due March 15, 2020 (the "2020 Notes") pursuant to an indenture, dated as of March 7, 2013 (the "2020 Notes Indenture"), entered into by the Issuer, the Company and certain other Aramark entities, as guarantors of the 2020 Notes, and The Bank of New York Mellon, as trustee. The 2020 Notes were issued at par. The 2020 Notes are unsecured obligations of the Issuer. The 2020 Notes rank equal in right of payment to all of the Issuer's existing and future senior debt and senior in right of payment to all of the Issuer's existing and future debt that is expressly subordinated in right of payment to the 2020 Notes. The 2020 Notes are guaranteed on a senior, unsecured basis by substantially all of the domestic subsidiaries of the Issuer. Interest on the 2020 Notes is payable on March 15 and September 15 of each year. The 2020 Notes and the guarantees thereof are effectively subordinated to the Issuer's existing and future secured debt and that of the existing guarantors to the 2020 Notes, including all indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing that indebtedness. The 2020 Notes and the guarantees thereof are structurally subordinated to all of the liabilities of any of the Issuer's subsidiaries that do not guarantee the 2020 Notes. The Company is a guarantor of the Issuer's obligations with respect to the 2020 Notes.
In the event of certain types of changes of control, the holders of the 2020 Notes may require the Issuer to purchase for cash all or a portion of their 2020 Notes at a purchase price equal to 101% of the principal amount of such 2020 Notes, plus accrued and unpaid interest, if any, to the date of repurchase. Beginning March 15, 2015, the Issuer has the option to redeem all or a portion of the 2020 Notes at any time at the redemption prices set forth in the Indenture.
The 2020 Notes Indenture contains covenants limiting the Issuer's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to the Issuer; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of the Issuer's assets; and designate the Issuer's subsidiaries as unrestricted subsidiaries. The 2020 Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 2020 Notes to become or to be declared due and payable.
5.125% Senior Notes due 2024 and 4.75% Senior Notes due 2026
On December 17, 2015, the Issuer issued $400 million of 5.125% Senior Notes due January 15, 2024 (the "Original 2024 Notes"), pursuant to an indenture, dated as of December 17, 2015 (the "Base Indenture"), entered into by the Issuer, the Company and certain other Aramark entities, as guarantors of the Original 2024 Notes, and The Bank of New York Mellon, as trustee. The Original 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the offering of the Original 2024 Notes.
On May 31, 2016, the Issuer issued $1,000 million aggregate principal amount of senior unsecured notes, consisting of $500 million of additional 5.125% Senior Notes due January 15, 2024 (the "New 2024 Notes") and $500 million of 4.75% Senior Notes due June 1, 2026 (the "2026 Notes" and, together with the New 2024 Notes, the "Issued Notes"). The New 2024 Notes constitute a further issuance of the Original 2024 Notes (together with the New 2024 Notes, the "2024 Notes" and, together with the 2026 Notes, the "Notes"). The New 2024 Notes were issued pursuant to the Base Indenture, as supplemented by the supplemental indenture, dated as of May 31, 2016 (the "Supplemental Indenture" and together with the Base Indenture, the "2024 Notes Indenture"), entered into by the Issuer, the Company and certain other Aramark entities, as guarantors of the New 2024 Notes, and The Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016 (the "2026 Notes Indenture"), entered into by the Issuer, the Company and certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The New 2024 Notes were issued at a premium of $18.8 million, which created an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Consolidated Balance Sheets and will be amortized to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income until maturity in 2024.
The 2026 Notes were issued at par. The net proceeds from the Issued Notes and premium from the New 2024 Notes were used to repay $194.1 million of 2019 Term Loans, redeem $771.2 million principal of the 2020 Notes, pay a $22.2 million call premium on the 2020 Notes that were redeemed during fiscal 2016, pay $11.1 million of accrued interest on the 2020 Notes and fees and costs associated with the offering of the Issued Notes. As a result of the issuance of the Issued Notes, the Company recorded charges in fiscal 2016 of approximately $30.2 million, to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income, consisting of $22.2 million for the call premium on the 2020 Notes that were redeemed during fiscal 2016 and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans. The Company also paid approximately $14.2 million in debt issuance costs spread evenly between the Issued Notes, which were recorded as a reduction to "Long-Term Borrowings" in the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes are senior unsecured obligations of the Issuer. The Notes rank equal in right of payment to all of the Issuer's existing and future senior debt and senior in the right of payment to the Issuer's future debt and other obligations that are expressly subordinated in right of payment to the Notes. The Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of the Issuer. The Notes and the guarantees thereof are effectively subordinated to all existing and future secured debt of the Issuer and the guarantors, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of the Issuer's subsidiaries that do not guarantee the Notes. Interest on the 2024 Notes is payable on January 15 and July 15 of each year. Interest on the 2026 Notes is payable on June 1 and December 1 of each year.
The 2024 Notes Indenture and 2026 Notes Indenture contain covenants limiting the Issuer's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to the Issuer; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of the Issuer's assets; and designate the Issuer's subsidiaries as unrestricted subsidiaries. They also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable.
Registration Rights Agreement
On May 31, 2016, the Issuer, the Company and the other guarantors entered into a registration rights agreement (the "New 2024 Notes Registration Rights Agreement") with Wells Fargo Securities, LLC, as representative of the several initial purchasers, with respect to the New 2024 Notes and a registration rights agreement (the "2026 Notes Registration Rights Agreement" and together with the New 2024 Notes Registration Agreement, the "Registration Rights Agreements") with Wells Fargo Securities, LLC, as representative of several initial purchasers, with respect to the 2026 Notes. In each of the Registration Rights Agreements, the Issuer agreed to use commercially reasonable efforts to (1) file an exchange offer registration statement pursuant to which the Issuer will offer exchange notes with terms identical in all material respects to, and evidencing the same indebtedness as, the applicable series of Issued Notes, in exchange for such series of Issued Notes (but which exchange notes will not contain terms with respect to transfer restrictions, registration rights or provide for the additional interest described below); and (2) cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended. The Issuer has agreed to use commercially reasonable efforts to cause the exchange offers to be consummated or, if required, to have one or more shelf registration statements declared effective, within 270 days after the issue date of the Issued Notes.
If the Company fails to satisfy this obligation (a "registration default"), the annual interest rate on the New 2024 Notes or the 2026 Notes, as applicable, will increase by 0.25%. The annual interest rate on the New 2024 Notes or the 2026 Notes, as applicable, will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year over the applicable interest rate in the 2024 Notes Indenture or 2026 Notes Indenture, as applicable. If the registration default is corrected, the applicable interest rate on the New 2024 Notes or the 2026 Notes, as applicable, will revert to the original level.
Future Maturities and Interest and Other Financing Costs, net
At September 30, 2016, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $46.3 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $17.8 million from the premium on the New 2024 Notes) are as follows (in thousands):

2017	$46,522
2018	45,074
2019	1,149,437
2020	272,674
2021	2,376,707
Thereafter	1,408,181

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Interest expense	$315,166	$286,261	$334,442
Interest income	(5,288)	(4,932)	(4,338)
Other financing costs	5,505	4,613	4,782
Total	$315,383	$285,942	$334,886
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts, and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has $2.4 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During fiscal 2016, $0.5 billion of interest rate swap agreements matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of September 30, 2016 and October 2, 2015, approximately ($36.4) million and ($43.3) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2016, fiscal 2015 and fiscal 2014 was not material.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swap agreements, which resulted in a pre-tax charge of approximately $1.1 million recorded to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive loss (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Interest rate swap agreements	$(21,321)	$(70,455)	$(30,099)
Cross currency swap agreements	(2,116)	12,312	898
	$(23,437)	$(58,143)	$(29,201)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. During fiscal 2016, the Company entered into contracts for approximately 34.7 million gallons. As of September 30, 2016, the Company has contracts for approximately 32.6 million gallons outstanding for fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $8.1 million and a loss of approximately ($2.6) million for fiscal 2016 and fiscal 2015, respectively. The impact on earnings related to the change in fair value of these

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts for fiscal 2014 was not material. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Consolidated Statements of Income.
As of September 30, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.5 million, £72.3 million and CAD132.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 30, 2016	October 2, 2015
ASSETS
Designated as hedging instruments:
Cross currency swap agreements	Prepayments and other current assets	$—	$7,523

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	3,878	—
		$3,878	$7,523
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued Expenses	$5,929	$6,086
Interest rate swap agreements	Other Noncurrent Liabilities	34,919	51,762
		$40,848	$57,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	$447	$922
Gasoline and diesel fuel agreements	Accounts Payable	—	4,419
		$41,295	$63,189

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 30, 2016	October 2, 2015	October 3, 2014
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$32,800	$31,367	$31,511
Cross currency swap agreements	Interest Expense	2,061	(11,224)	(5,590)
		$34,861	$20,143	$25,921
Not designated as hedging instruments:
Cross currency swap agreements	Interest Expense	$—	$—	$(5,111)
Gasoline and diesel fuel agreements	Cost of services provided	(685)	8,512	1,696
Foreign currency forward exchange contracts	Interest Expense	(8,847)	(4,821)	3,644
		$(9,532)	$3,691	$229
		$25,329	$23,834	$26,150
The Company has a Japanese yen denominated term loan in the amount of ¥4,916.3 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.
At September 30, 2016, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $12.5 million.
NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2016, fiscal 2015 and fiscal 2014 was $32.4 million, $29.0 million and $27.7 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2016, fiscal 2015 and fiscal 2014 was $9.4 million, $8.5 million and $9.6 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2016, fiscal 2015 and fiscal 2014 (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Service cost	$7,850	$9,478	$9,550
Interest cost	11,041	12,367	13,571
Expected return on plan assets	(17,679)	(16,970)	(16,544)
Settlements	159	52	527
Amortization of prior service cost	107	165	52
Recognized net loss	1,504	1,658	1,131
Net periodic pension cost	$2,982	$6,750	$8,287

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table set forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 30, 2016	October 2, 2015
Benefit obligation, beginning	$302,087	$326,729
Foreign currency translation	(18,867)	(34,384)
Service cost	7,850	9,478
Interest cost	11,041	12,367
Employee contributions	2,233	2,597
Actuarial loss (gain)	51,620	(252)
Benefits paid	(16,106)	(14,256)
Settlements and curtailments	(545)	(192)
Benefit obligation, ending	$339,313	$302,087
Change in plan assets:
Fair value of plan assets, beginning	$304,376	$276,934
Foreign currency translation	(17,841)	(31,144)
Employer contributions	25,404	59,155
Employee contributions	2,233	2,597
Actual return on plan assets	22,464	11,321
Benefits paid	(16,106)	(14,256)
Settlements	(545)	(231)
Fair value of plan assets, end	$319,985	$304,376
Funded Status at end of year	$(19,328)	$2,289
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2016	October 2, 2015
Noncurrent benefit asset (included in Other Assets)	$6,452	$5,548
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(25,780)	(3,259)
Net actuarial loss (included in Accumulated other comprehensive (income) loss before taxes)	100,265	62,308
Prior service cost (included in Accumulated other comprehensive (income) loss before taxes)	21	26
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 30, 2016	October 2, 2015
Discount rate	3.8%	4.0%
Rate of compensation increase	3.2%	3.3%
Long-term rate of return on assets	6.2%	6.6%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 30, 2016	October 2, 2015
Discount rate	3.3%	3.9%
Rate of compensation increase	3.3%	3.2%
Assumptions, including discount rate, expected return on assets, compensation increases and health care trends, are adjusted annually, as necessary, based on prevailing market conditions and actual experience. The Company has elected to use a spot-rate approach for the discount rate used in the calculation of pension interest and service cost for fiscal 2017 and beyond. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company used a weighted-average approach to determine the appropriate discount rate. The impact of the change is not material to the consolidated financial statements.
The accumulated benefit obligation as of September 30, 2016 was $316.5 million. During fiscal 2016, actuarial losses of approximately $39.6 million were recognized in other comprehensive loss (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 30, 2016 expected to be recognized in net periodic pension cost during fiscal 2017 is approximately $4.3 million (before taxes).
The accumulated benefit obligation as of October 2, 2015 was $279.6 million. During fiscal 2015, actuarial losses of approximately $5.0 million were recognized in other comprehensive (loss) (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 30, 2016 and October 2, 2015 (in thousands):

	September 30, 2016	October 2, 2015
Projected benefit obligation	$139,088	$23,475
Accumulated benefit obligation	136,605	21,871
Fair value of plan assets	113,710	8,717
The significant change for the accumulated benefit obligation in excess of plan assets between years relates to the U.K. plan.
Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities, 25-50% invested in debt securities and 0-5% in real estate investments. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.
The fair value of plan assets for the Company's defined benefit pension plans as of September 30, 2016 and October 2, 2015 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 30, 2016	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$21,009	$21,009	$—	$—
Investment funds:
Equity funds	173,704	—	173,704	—
Fixed income funds	116,168	—	116,168	—
Real estate	9,104	—	—	9,104
Total	$319,985	$21,009	$289,872	$9,104

	October 2, 2015	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$44,318	$44,318	$—	$—
Investment funds:
Equity funds	154,112	—	154,112	—
Fixed income funds	96,998	—	96,998	—
Real estate	8,948	—	—	8,948
Total	$304,376	$44,318	$251,110	$8,948
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets. Fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic companies (approximately 30%) and international companies (approximately 70%) that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic (approximately 5%) and international (approximately 95%) corporate bonds and government securities. Substantially all of the real estate investments are in international markets. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The Company made voluntary pension contributions above the minimum required of approximately $19.8 million and $45.0 million during fiscal 2016 and fiscal 2015, respectively. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2017	$12,269
Fiscal 2018	12,745
Fiscal 2019	12,969
Fiscal 2020	13,436
Fiscal 2021	14,081
Fiscal 2022 – 2026	75,199
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2017 are approximately $5.9 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's participation in these plans for fiscal 2016 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2016 and 2015 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the endangered zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2016, fiscal 2015 and fiscal 2014 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2016	2015		2016	2015	2014	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$6,675	$6,580	$6,304	No	1/15/2015 - 2/29/2020
Service Employees Pension Fund of Upstate New York (1)	16-0908576/ 001	Critical	Critical	Implemented	448	527	440	No	9/30/2016 - 6/30/2018
Local 1102 Retirement Trust (2)	13-1847329/ 001	Critical	Critical	Implemented	339	300	334	No	10/31/2017 - 6/30/2019
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	3,723	3,659	3,549	No	1/31/2007 - 11/29/2018
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Endangered	Implemented	216	198	156	No	1/31/2018
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	51-6056180/ 001	Critical	Critical	Implemented	813	768	668	No	4/29/2016
SEIU National Industry Pension Fund	52-6148540/ 001	Critical	Critical	Implemented	404	298	47	No	4/14/2016 - 12/31/2016
Local 171 Pension Plan	37-6155648/ 001	Critical and Declining	Critical	Implemented	83	79	62	No	7/7/2017
Other funds					14,440	13,994	13,563
Total contributions					$27,141	$26,403	$25,123

(1)	Over 60% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2018.
(2)	Over 90% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2019.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2015 and 12/31/2014
Service Employees Pension Fund of Upstate New York	12/31/2015 and 12/31/2014
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	12/31/2015 and 12/31/2014
Local 171 Pension Plan	12/31/2015 and 12/31/2014
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2016.
NOTE 8. INCOME TAXES:
The Company accounts for income taxes using the asset and liability method. Under this method, the provision for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases in assets and liabilities and are adjusted for changes in tax rates and enacted tax legislation. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States	$284,216	$250,069	$110,936
Non-U.S.	146,715	91,927	118,741
	$430,931	$341,996	$229,677
The provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Current:
Federal	$39,510	$64,221	$6,692
State and local	15,750	15,223	5,308
Non-U.S.	35,023	29,684	30,846
	90,283	109,128	42,846
Deferred:
Federal	47,323	(585)	32,843
State and local	(740)	(208)	2,515
Non-U.S.	5,833	(3,315)	2,014
	52,416	(4,108)	37,372
	$142,699	$105,020	$80,218
Current taxes receivable of $48.5 million and $72.3 million at September 30, 2016 and October 2, 2015, respectively, are included in "Prepayments and other current assets" in the Consolidated Balance Sheets. Current income taxes payable of $10.3 million and $0 at September 30, 2016 and October 2, 2015, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of income before income taxes):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.3	2.9	2.2
Foreign taxes	(1.4)	(3.7)	(2.3)
Permanent book/tax differences	0.3	0.3	2.7
Uncertain tax positions	0.1	(0.5)	(0.4)
Tax credits & other	(3.2)	(3.3)	(2.3)
Effective income tax rate	33.1%	30.7%	34.9%
The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the tax return positions. Reserves are established when positions are "more likely than not" to be challenged and not sustained. Reserves are adjusted at each financial statement date to reflect the impact of audit settlements, expiration of statutes of limitation, developments in tax law and ongoing discussions with tax authorities. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision.
As of September 30, 2016, certain subsidiaries have recorded deferred tax assets of $18.6 million associated with accumulated federal, state and foreign net operating loss carryforwards. The Company has a valuation allowance of approximately $7.4 million as of September 30, 2016 against these carryforwards due to the uncertainty of their realization. Based on the Company's historical earnings, forecasted taxable income and the reversal of taxable temporary differences, it is "more likely than not" the deferred tax asset will be realized and no additional valuation allowance was recorded in fiscal 2016.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table of deferred tax assets shown below does not include certain deferred tax assets at September 30, 2016 and October 2, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for book purposes. The unrecognized tax benefits, as of September 30, 2016 and October 2, 2015, attributable to these net operating losses was approximately $4.4 million and $4.2 million, respectively. The tax law ordering approach is used to determine the sequence in which NOL carryforwards are utilized. Federal, state and foreign net operating loss carryforwards will expire from 2017 through 2026.
As of September 30, 2016, the Company has approximately $1.2 million of foreign tax credit carryforwards, which expire in 2026. It is "more likely than not" that there is sufficient taxable income in the carryforward period to utilize these credits; therefore, a valuation allowance is not needed. The Company does not maintain significant or excessive cash balances at any of its foreign operations and does not consider any of its unremitted earnings to be permanently reinvested. Therefore, a deferred tax liability is recorded for the incremental U.S. taxes on all unremitted earnings.
As of September 30, 2016 and October 2, 2015, the components of deferred taxes are as follows (in thousands):

	September 30, 2016	October 2, 2015
Deferred tax liabilities:
Property and equipment	$87,191	$54,218
Investments	46,125	29,526
Other intangible assets, including goodwill	655,319	654,568
Inventory and Other	113,693	110,869
Gross deferred tax liability	902,328	849,181
Deferred tax assets:
Derivatives	1,618	5,282
Insurance	19,276	21,737
Employee compensation and benefits	249,509	219,645
Accruals and allowances	21,716	20,836
Net operating loss/credit carryforwards and other	26,707	32,884
Gross deferred tax asset, before valuation allowances	318,826	300,384
Valuation allowances	(7,352)	(8,630)
Net deferred tax liability	$590,854	$557,427
Deferred tax liabilities of approximately $608.4 million and $535.4 million as of September 30, 2016 and October 2, 2015, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" in the Consolidated Balance Sheets. Deferred tax assets of approximately $17.4 million and $0 as of September 30, 2016 and October 2, 2015, respectively, are included in "Other Assets" in the Consolidated Balance Sheets.
The Company had approximately $22.8 million of total gross unrecognized tax benefits as of September 30, 2016, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 30, 2016	October 2, 2015
Balance, beginning of year	$21,412	$26,217
Additions based on tax positions taken in the current year	481	270
Additions/Reductions for tax positions taken in prior years	2,141	1,715
Reductions for remeasurements, settlements and payments	(185)	(6,004)
Reductions due to statute expiration	(1,097)	(786)
Balance, end of year	$22,752	$21,412
The effective tax rate in fiscal year 2015 included a benefit of approximately $4.8 million resulting from the reversal of reserves for uncertain tax positions related to audit settlements and the expiration of statutes. The fiscal 2015 benefit was offset by a write-off of a current income tax receivable of approximately $3.5 million related to Work Opportunity Tax Credits.
The Company has approximately $6.0 million and $5.6 million accrued for interest and penalties as of September 30, 2016 and October 2, 2015, respectively, and recorded approximately $0.4 million and ($0.2) million in interest and penalties during fiscal 2016 and fiscal 2015, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits are not expected to significantly change within the next 12 months.
All United States federal income tax matters are substantially concluded through 2013. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2013.
Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. There are open statutes in various tax jurisdictions ranging from 1 to 10 years. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from state or foreign tax audits that would result in a material change to the financial condition or results of operations. However, an unfavorable settlement of a particular issue would require use of the Company's cash.
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
The following table presents the Company's dividend payments to its stockholders (in millions):

	September 30, 2016	October 2, 2015	October 3, 2014
Dividend payments	$92.1	$81.9	$52.2
On November 9, 2016, a $0.103 dividend per share of common stock was declared, payable on December 8, 2016, to shareholders of record on the close of business on November 28, 2016.
NOTE 10. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors (the "Board") approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "2013 Stock Plan"), which became effective on December 1, 2013. The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000.
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Performance-Based Options ("PBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock and Other Units classified as "Selling and general corporate expenses" in the Consolidated Statements of Income (in millions).

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
TBOs	$18.8	$16.4	$12.9
PBOs(1)	—	10.8	58.5
RSUs	21.4	19.5	14.2
PSUs	13.9	17.4	7.2
Deferred Stock and Other Units	2.8	2.3	3.5
	$56.9	$66.4	$96.3

Taxes related to share-based compensation	$22.3	$26.0	$37.6
Cash Received from Option Exercises	35.7	39.9	4.4
Tax Benefit on Option Exercises (2)	32.0	66.3	40.5

(1)	Fiscal 2014 compensation expense for PBOs includes approximately $50.9 million related to the missed year options that were modified.
(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Other financing activities" in the Consolidated Statements of Cash Flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No compensation expense was capitalized. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expenses.
The below table summarizes the unrecognized compensation expense as of September 30, 2016 related to nonvested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$28.6	2.38
RSUs	22.5	2.28
PSUs	14.5	1.89
Total	$65.6
Stock Options
Time-Based Options
TBOs vest solely based upon continued employment over a four year time period. All TBOs remain exercisable for ten years from the date of grant. The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility is based on a blended average of the historical volatility of the Company's and competitors' stocks over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission ("SEC") rules and regulations due to the lack of history of our equity incentive plan. The simplified method uses the midpoint between an option's vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Expected volatility	30%	30%	30%
Expected dividend yield	1.15% - 1.25%	1.05% - 1.20%	1.5%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	1.50% - 2.04%	1.60% - 2.07%	2.06% - 2.33%
Weighted-average grant-date fair value	$9.21	$8.34	$6.72
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2015	13,266	$18.24
Granted	2,308	$32.55
Exercised	(2,429)	$13.42
Forfeited and expired	(791)	$24.35
Outstanding at September 30, 2016	12,354	$21.48	$204,412	6.9
Exercisable at September 30, 2016	6,569	$16.29	$142,824	5.8
Expected to vest at September 30, 2016	6,633	$26.37	$27,715	8.0

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Total intrinsic value exercised (in millions)	$49.9	$107.8	$79.9
Total fair value that vested (in millions)	17.5	13.7	13.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Options
During the first quarter of fiscal 2014, the Compensation Committee approved an amendment to all outstanding 2007 Management Stock Incentive Plan (the "2007 MSIP") Option Agreements (the "Performance Option Amendment") modifying the vesting provisions relating to outstanding performance-based options granted under the 2007 MSIP. The Performance Option Amendment provided that in the event of an initial public offering of Aramark, subject to continued employment on such date, 50% of any then-unvested performance-based options that did not meet applicable performance thresholds in prior years (the "Missed Year Options") would become vested if the initial public offering price for the common stock of Aramark equals or exceeds $20.00 per share. In addition, during the 18 month period following the initial public offering, if the closing trading price for common stock of Aramark equals or exceeds $25.00 per share over any consecutive twenty day trading period, 100% of the Missed Year Options will become vested. There were a total of approximately 5.0 million Missed Year Options which fully vested by the second quarter of fiscal 2014 as all performance targets were met.
During the third quarter of fiscal 2015, all unvested performance-based options granted under the 2007 Management Stock Incentive Plan vested due to the sponsors of the Company's 2007 going-private transaction achieving the required rate of return on their sales of the Company's stock to constitute a return-based event under the original terms of such options related to approximately 0.7 million shares. The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for ten years from the date of grant.
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2015	4,785	$10.74
Granted	—	$—
Exercised	(1,602)	$9.15
Forfeited and expired	(9)	$11.79
Outstanding at September 30, 2016	3,174	$11.54	$84,054	4.2
Exercisable at September 30, 2016	3,174	$11.54	$84,054	4.2
The total intrinsic value of PBOs exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $39.2 million, $102.9 million and $74.6 million, respectively.
Time-Based Restricted Stock Units
The RSU Agreement provides for grants of RSUs, 25% of which will vest and be settled in shares on each of the first four anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The RSU grant in connection with the IPO and certain other grants vest and settle in shares generally on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2015	2,282	$21.61
Granted	575	$32.65
Vested	(1,004)	$20.61
Forfeited	(233)	$21.04
Outstanding at September 30, 2016	1,620	$25.87
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. Prior to fiscal 2016, the Company granted three year PSUs with the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first 33% of the award vesting on the first anniversary of the grant date, if and to the extent the Company achieves these performance conditions, while the remaining 67% will generally vest ratably over the next two anniversaries of the date of grant, subject to the achievement of an adjusted earnings per share-based performance condition in the first year of grant and the participant's continued employment with the Company through each such anniversary. During the first quarter of fiscal 2016, the Company granted PSUs with cliff vesting subject to the achievement of a performance condition in the third fiscal year of grant and the participant's continued employment with the Company. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at October 2, 2015	1,270	$27.20
Granted	669	$32.64
Vested	(516)	$26.70
Forfeited	(125)	$29.21
Outstanding at September 30, 2016	1,298	$30.02
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors of the Company and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 61,802 deferred stock units during fiscal 2016. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Earnings:
Net income attributable to Aramark stockholders	$287,806	$235,946	$148,956
Shares:
Basic weighted-average shares outstanding	242,286	237,616	225,866
Effect of dilutive securities	6,477	9,000	11,585
Diluted weighted-average shares outstanding	248,763	246,616	237,451

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.19	$0.99	$0.66
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$1.16	$0.96	$0.63
Share-based awards to purchase 2.1 million, 2.5 million and 1.5 million shares were outstanding at September 30, 2016, October 2, 2015 and October 3, 2014, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs of approximately 0.6 million and PSUs and PBOs of approximately 0.8 million were outstanding at September 30, 2016 and October 3, 2014, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. ACCOUNTS RECEIVABLE SECURITIZATION:
The Company has an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $350.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and increases the maximum amount available by $50.0 million. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain of its subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions.
During the third quarter of fiscal 2016, the Company extended the term of the Receivables Facility from May 2017 to May 2019. In addition, the Company modified the terms of the additional seasonal capacity of the Receivables Facility to increase it from $25.0 million to $50.0 million for the period from September to March and May to June. At September 30, 2016 and October 2, 2015, the amount of outstanding borrowings under the Receivables Facility was $268.0 million and $350.0 million, respectively, and is included in "Long-Term Borrowings" in the Consolidated Balance Sheets.
NOTE 13. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $565.1 million at September 30, 2016, primarily in connection with commitments for capital projects and client contract investments. At September 30, 2016, the Company also has letters of credit outstanding in the amount of $53.8 million.
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $127.8 million at September 30, 2016 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 30, 2016.
Rental expense for all operating leases was $180.7 million, $181.8 million and $188.0 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases and certain residual value guarantees as of September 30, 2016 (in thousands):

2017	$238,462
2018	92,589
2019	56,430
2020	56,835
2021	39,604
2022-Thereafter	229,209
Total minimum rental obligations	$713,129
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2016 and fiscal 2015 (in thousands):

	Quarter Ended
	January 1, 2016	April 1, 2016	July 1, 2016	September 30, 2016
Sales	$3,710,275	$3,574,822	$3,586,908	$3,543,824
Cost of services provided	3,294,523	3,209,710	3,233,884	3,152,291
Net income	93,436	66,497	44,858	83,441
Net income attributable to Aramark stockholders	93,343	66,354	44,765	83,344
Earnings per share:
Basic	$0.39	$0.27	$0.18	$0.34
Diluted	0.38	0.27	0.18	0.33
Dividends declared per common share	0.095	0.095	0.095	0.095

	Quarter Ended
	January 2, 2015	April 3, 2015	July 3, 2015	October 2, 2015
Sales	$3,702,353	$3,594,627	$3,486,203	$3,545,952
Cost of services provided	3,287,281	3,239,214	3,164,700	3,189,230
Net income	85,620	60,105	34,038	57,213
Net income attributable to Aramark stockholders	85,497	59,823	33,761	56,865
Earnings per share:
Basic	$0.36	$0.25	$0.14	$0.24
Diluted	0.35	0.24	0.14	0.23
Dividends declared per common share	0.08625	0.08625	0.08625	0.08625
NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses and assets not specifically allocated to an individual segment and share-based compensation expense (see Note 10). Financial information by segment follows (in millions):

	Sales
	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
FSS North America	$10,122.3	$9,950.3	$10,232.8
FSS International	2,729.8	2,858.2	3,111.2
Uniform	1,563.7	1,520.6	1,488.9
	$14,415.8	$14,329.1	$14,832.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Income
	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
FSS North America	$546.4	$494.5	$501.3
FSS International	129.1	95.3	106.2
Uniform	195.3	191.8	172.1
	870.8	781.6	779.6
Corporate	(124.5)	(153.7)	(215.0)
Operating Income	746.3	627.9	564.6
Interest and Other Financing Costs, net	(315.4)	(285.9)	(334.9)
Income Before Income Taxes	$430.9	$342.0	$229.7

	Depreciation and Amortization
	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
FSS North America	$373.2	$385.2	$381.0
FSS International	46.3	47.1	59.2
Uniform	73.9	70.2	79.6
Corporate	2.4	1.5	1.8
	$495.8	$504.0	$521.6

	Capital Expenditures and Client Contract Investments and Other*
	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
FSS North America	$378.9	$395.3	$431.3
FSS International	92.6	49.1	48.4
Uniform	70.7	72.6	53.8
Corporate	3.3	7.4	18.4
	$545.5	$524.4	$551.9
* Includes amounts acquired in business combinations

	Identifiable Assets
	September 30, 2016	October 2, 2015
FSS North America	$7,067.5	$6,955.9
FSS International	1,521.3	1,369.9
Uniform	1,786.4	1,751.7
Corporate	206.9	118.9
	$10,582.1	$10,196.4
The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States	$11,011.5	$10,727.8	$10,798.5
Foreign	3,404.3	3,601.3	4,034.4
	$14,415.8	$14,329.1	$14,832.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment, net
	September 30, 2016	October 2, 2015
United States	$844.3	$817.0
Foreign	178.8	142.3
	$1,023.1	$959.3
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at September 30, 2016 and October 2, 2015 was $5,365.6 million and $5,341.3 million, respectively. The carrying value of the Company's debt at September 30, 2016 and October 2, 2015 was $5,270.0 million and $5,266.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 17. RELATED PARTY TRANSACTIONS:
In August 2015, GS Capital Partners and J.P. Morgan Partners sold their remaining shares of Aramark common stock and are no longer viewed as related parties. Net payments in fiscal 2015 and fiscal 2014 to entities affiliated with GS Capital Partners pursuant to interest rate swap transactions were approximately $6.1 million and $7.9 million, respectively. The net payments in fiscal 2015 and fiscal 2014 to entities affiliated with J.P. Morgan Partners pursuant to interest rate swap transactions were approximately $4.0 million and $6.9 million, respectively.
NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates. The 2020 Notes, 2024 Notes and 2026 Notes are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2020 Notes, 2024 Notes or 2026 Notes ("Non-Guarantors"). The Guarantors also guarantee certain other debt.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$47,850	$31,344	$73,381	$—	$152,580
Receivables	—	167	265,124	1,211,058	—	1,476,349
Inventories	—	15,284	492,855	79,016	—	587,155
Prepayments and other current assets	—	69,033	98,779	108,675	—	276,487
Total current assets	5	132,334	888,102	1,472,130	—	2,492,571
Property and Equipment, net	—	30,201	782,347	210,535	—	1,023,083
Goodwill	—	173,104	3,982,737	473,040	—	4,628,881
Investment in and Advances to Subsidiaries	2,161,101	5,450,692	598,759	230,488	(8,441,040)	—
Other Intangible Assets	—	29,729	894,274	187,880	—	1,111,883
Other Assets	—	56,850	1,028,887	241,919	(2,002)	1,325,654
	$2,161,106	$5,872,910	$8,175,106	$2,815,992	$(8,443,042)	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,998	$15,598	$8,926	$—	$46,522
Accounts payable	—	156,471	415,481	275,636	—	847,588
Accrued expenses and other liabilities	100	145,314	827,213	319,447	(1,439)	1,290,635
Total current liabilities	100	323,783	1,258,292	604,009	(1,439)	2,184,745
Long-term Borrowings	—	4,570,931	62,892	589,691	—	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	—	440,839	510,254	51,920	—	1,003,013
Intercompany Payable	—	—	4,619,489	1,400,741	(6,020,230)	—
Redeemable Noncontrolling Interest	—	—	9,794	—	—	9,794
Total Stockholders' Equity	2,161,006	537,357	1,714,385	169,631	(2,421,373)	2,161,006
	$2,161,106	$5,872,910	$8,175,106	$2,815,992	$(8,443,042)	$10,582,072

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$31,792	$42,811	$47,808	$—	$122,416
Receivables	—	3,721	295,618	1,145,235	—	1,444,574
Inventories	—	15,981	487,551	71,731	—	575,263
Prepayments and other current assets	—	59,706	74,395	102,769	—	236,870
Total current assets	5	111,200	900,375	1,367,543	—	2,379,123
Property and Equipment, net	—	20,713	785,274	153,358	—	959,345
Goodwill	—	173,104	3,982,737	403,127	—	4,558,968
Investment in and Advances to Subsidiaries	1,883,454	5,586,010	479,517	16,121	(7,965,102)	—
Other Intangible Assets	—	29,729	985,449	96,802	—	1,111,980
Other Assets	—	40,128	919,811	229,004	(2,002)	1,186,941
	$1,883,459	$5,960,884	$8,053,163	$2,265,955	$(7,967,104)	$10,196,357
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,921	$13,013	$46,493	$—	$81,427
Accounts payable	—	152,844	419,188	278,008	—	850,040
Accrued expenses and other liabilities	100	135,540	818,610	295,183	88	1,249,521
Total current liabilities	100	310,305	1,250,811	619,684	88	2,180,988
Long-term Borrowings	—	4,366,341	44,464	773,792	—	5,184,597
Deferred Income Taxes and Other Noncurrent Liabilities	—	415,284	500,632	21,395	—	937,311
Intercompany Payable	—	—	5,096,806	1,075,836	(6,172,642)	—
Redeemable Noncontrolling Interest	—	—	10,102	—	—	10,102
Total Stockholders' Equity	1,883,359	868,954	1,150,348	(224,752)	(1,794,550)	1,883,359
	$1,883,459	$5,960,884	$8,053,163	$2,265,955	$(7,967,104)	$10,196,357

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,025,664	$9,670,207	$3,719,958	$—	$14,415,829
Costs and Expenses:
Cost of services provided	—	939,925	8,536,196	3,414,287	—	12,890,408
Depreciation and amortization	—	15,670	406,154	73,941	—	495,765
Selling and general corporate expenses	—	134,705	130,153	18,484	—	283,342
Interest and other financing costs, net	—	293,072	(2,513)	24,824	—	315,383
Expense allocations	—	(358,897)	308,928	49,969	—	—
	—	1,024,475	9,378,918	3,581,505	—	13,984,898
Income before Income Taxes	—	1,189	291,289	138,453	—	430,931
Provision for Income Taxes	—	427	104,377	37,895	—	142,699
Equity in Net Income of Subsidiaries	287,806	—	—	—	(287,806)	—
Net income	287,806	762	186,912	100,558	(287,806)	288,232
Less: Net income attributable to noncontrolling interest	—	—	426	—	—	426
Net income attributable to Aramark stockholders	287,806	762	186,486	100,558	(287,806)	287,806
Other comprehensive income (loss), net of tax	(14,215)	(16,093)	(7,284)	1,176	22,201	(14,215)
Comprehensive income (loss) attributable to Aramark stockholders	$273,591	$(15,331)	$179,202	$101,734	$(265,605)	$273,591

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,014,783	$9,517,309	$3,797,043	$—	$14,329,135
Costs and Expenses:
Cost of services provided	—	900,073	8,438,851	3,541,500	—	12,880,424
Depreciation and amortization	—	11,350	415,985	76,698	—	504,033
Selling and general corporate expenses	2,177	162,423	135,398	16,742	—	316,740
Interest and other financing costs, net	—	255,761	(2,404)	32,585	—	285,942
Expense allocations	(2,177)	(334,778)	306,915	30,040	—	—
	—	994,829	9,294,745	3,697,565	—	13,987,139
Income Before Income Taxes	—	19,954	222,564	99,478	—	341,996
Provision for Income Taxes	—	6,007	70,050	28,963	—	105,020
Equity in Net Income of Subsidiaries	235,946	—	—	—	(235,946)	—
Net income	235,946	13,947	152,514	70,515	(235,946)	236,976
Less: Net income attributable to noncontrolling interest	—	—	1,030	—	—	1,030
Net income attributable to Aramark stockholders	235,946	13,947	151,484	70,515	(235,946)	235,946
Other comprehensive income (loss), net of tax	(60,270)	(12,872)	(2,958)	(78,946)	94,776	(60,270)
Comprehensive income (loss) attributable to Aramark stockholders	$175,676	$1,075	$148,526	$(8,431)	$(141,170)	$175,676

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended October 3, 2014
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,047,371	$9,544,705	$4,240,837	$—	$14,832,913
Costs and Expenses:
Cost of services provided	—	929,087	8,506,445	3,928,386	—	13,363,918
Depreciation and amortization	—	13,683	412,075	95,823	—	521,581
Selling and general corporate expenses	7,836	216,556	139,221	19,238	—	382,851
Interest and other financing costs, net	—	302,884	(1,216)	33,218	—	334,886
Expense allocations	(7,836)	(376,795)	342,270	42,361	—	—
	—	1,085,415	9,398,795	4,119,026	—	14,603,236
Income (Loss) Before Income Taxes	—	(38,044)	145,910	121,811	—	229,677
Provision (Benefit) for Income Taxes	—	(15,578)	62,936	32,860	—	80,218
Equity in Net Income of Subsidiaries	148,956	—	—	—	(148,956)	—
Net income (loss)	148,956	(22,466)	82,974	88,951	(148,956)	149,459
Less: Net income attributable to noncontrolling interest	—	—	503	—	—	503
Net income (loss) attributable to Aramark stockholders	148,956	(22,466)	82,471	88,951	(148,956)	148,956
Other comprehensive income (loss), net of tax	(47,073)	12,123	(638)	(82,604)	71,119	(47,073)
Comprehensive income (loss) attributable to Aramark stockholders	$101,883	$(10,343)	$81,833	$6,347	$(77,837)	$101,883

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$100,116	$587,572	$124,191	$(5,239)	$806,640
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(22,326)	(419,009)	(71,197)	—	(512,532)
Disposals of property and equipment	—	1,832	20,353	4,639	—	26,824
Acquisitions of businesses, net of cash acquired	—	—	(231)	(199,146)	—	(199,377)
Other investing activities	—	1,576	5,202	(1,438)	—	5,340
Net cash used in investing activities	—	(18,918)	(393,685)	(267,142)	—	(679,745)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,397,714	—	2,274	—	1,399,988
Payments of long-term borrowings	—	(1,217,292)	(15,418)	(130,824)	—	(1,363,534)
Net change in funding under the Receivables Facility	—	—	—	(82,000)	—	(82,000)
Payments of dividends	—	(92,074)	—	—	—	(92,074)
Proceeds from issuance of common stock	—	35,705	—	—	—	35,705
Repurchase of common stock	—	(749)	—	—	—	(749)
Other financing activities	—	9,179	(2,513)	(733)	—	5,933
Change in intercompany, net	—	(197,623)	(187,423)	379,807	5,239	—
Net cash provided by (used in) financing activities	—	(65,140)	(205,354)	168,524	5,239	(96,731)
Increase (decrease) in cash and cash equivalents	—	16,058	(11,467)	25,573	—	30,164
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$47,850	$31,344	$73,381	$—	$152,580

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(654)	$51,010	$318,988	$318,647	$(4,955)	$683,036
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(13,871)	(444,962)	(65,551)	—	(524,384)
Disposals of property and equipment	—	454	8,927	9,747	—	19,128
Acquisitions of businesses, net of cash acquired	—	—	(3,377)	—	—	(3,377)
Other investing activities	—	(975)	(825)	6,099	—	4,299
Net cash used in investing activities	—	(14,392)	(440,237)	(49,705)	—	(504,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	70,000	—	1,926	—	71,926
Payments of long-term borrowings	—	(178,919)	(14,670)	(16,032)	—	(209,621)
Payments of dividends	—	(81,898)	—	—	—	(81,898)
Proceeds from issuance of common stock	—	39,946	—	—	—	39,946
Repurchase of common stock	—	(50,176)	—	—	—	(50,176)
Other financing activities	—	66,313	(3,877)	(589)	—	61,847
Change in intercompany, net	654	103,624	140,968	(250,201)	4,955	—
Net cash provided by (used in) financing activities	654	(31,110)	122,421	(264,896)	4,955	(167,976)
Increase in cash and cash equivalents	—	5,508	1,172	4,046	—	10,726
Cash and cash equivalents, beginning of period	5	26,284	41,639	43,762	—	111,690
Cash and cash equivalents, end of period	$5	$31,792	$42,811	$47,808	$—	$122,416

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 3, 2014
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$450	$65,605	$470,472	$(105,412)	$(32,956)	$398,159
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(20,219)	(456,671)	(68,304)	—	(545,194)
Disposals of property and equipment	—	8,446	6,219	13,829	—	28,494
Proceeds from divestitures	—	—	24,000	—	—	24,000
Acquisitions of businesses, net of cash acquired	—	—	(13,261)	(8,195)	—	(21,456)
Other investing activities	—	265	14,058	(5,389)	—	8,934
Net cash used in investing activities	—	(11,508)	(425,655)	(68,059)	—	(505,222)
Cash flows from financing activities:					—
Proceeds from long-term borrowings	—	1,293,745	—	277,073	—	1,570,818
Payments of long-term borrowings		(1,877,379)	(14,558)	(86,669)	—	(1,978,606)
Net change in funding under the Receivables Facility	—	—	—	50,000	—	50,000
Payments of dividends	—	(52,186)	—	—	—	(52,186)
Proceeds from initial public offering, net	524,081	—	—	—	—	524,081
Proceeds from issuance of common stock	—	4,408	—	—	—	4,408
Repurchase of common stock	—	(4,730)	—	—	—	(4,730)
Other financing activities	—	4,377	(6,382)	(4,025)	—	(6,030)
Change in intercompany, net	(524,531)	580,983	(22,725)	(66,683)	32,956	—
Net cash provided by (used in) financing activities	(450)	(50,782)	(43,665)	169,696	32,956	107,755
Increase (decrease) in cash and cash equivalents	—	3,315	1,152	(3,775)	—	692
Cash and cash equivalents, beginning of period	5	22,969	40,487	47,537	—	110,998
Cash and cash equivalents, end of period	$5	$26,284	$41,639	$43,762	$—	$111,690

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015 AND OCTOBER 3, 2014

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2016
Reserve for doubtful accounts, advances & current notes receivable	$39,023	$21,913	$12,878	$48,058
Fiscal Year 2015
Reserve for doubtful accounts, advances & current notes receivable	$37,381	$16,220	$14,578	$39,023
Fiscal Year 2014
Reserve for doubtful accounts, advances & current notes receivable	$34,676	$15,037	$12,332	$37,381

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX
Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request to the Secretary, Aramark, 1101 Market Street, Philadelphia, PA 19107.

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

4.2
First Supplemental Indenture, dated as of December 17, 2013, among ARAMARK Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Aramark’s Form S-4 filed with the SEC on December 17, 2013 (file number 333-192907)).

4.3
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

4.5
Supplemental Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.6
Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.7
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (certain 5.125% Senior Notes due 2024 of Aramark Service, Inc.) (incorporated by reference to Exhibit 4.4 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.8
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (4.75% Senior Notes due 2016 of Aramark Services, Inc.) (incorporated by reference to Exhibit 4.5 of Aramark’s Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

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

10.15†
Agreement Relating to Employment and Post-Employment Competition dated March 12, 2015 between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.16*†	Offer Letter dated October 13, 2014, between Aramark and Harrald Kroeker
10.17*†	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2013 between Aramark Corporation and Harrald Kroeker

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

10.22†
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

10.24†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.25†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-04762)).

10.26†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.27†
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

10.29†
Third Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2016, pursuant to the Exchange Act (file number 001-36233)).

10.30†
Amended and Restated Aramark Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit 10.49 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.31†
Amended and Restated Executive Leadership Council Management Incentive Bonus Plan (2014) (incorporated by reference to Exhibit 10.50 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013
(file number 333-191057)).

10.32†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (2016) (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2016, pursuant to the Exchange Act (file number 001-36233)).

10.33*†	Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan.
10.34†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.35†
Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.36†	Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.37†
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

10.41†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act
(file number 001-04762)).

10.42†
Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.43†
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

10.45†
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.46†
Form of Time-Based Restricted Stock Unit Award Agreement with Aramark (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 00104762)).

10.47†
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

10.49†
Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.50†
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.51†
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

10.53†
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

10.55†
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

10.59†
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

10.61†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.62†
Form of Performance Restricted Stock Award (incorporated by reference to Exhibit 10.61 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.63†
Form of Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.62 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.64†
Form of Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.63 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.65†
Form of Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.64 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.66†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.67*†	Form of Schedule I to Performance Stock Unit Award Agreement
10.68*†	Form of Schedule I to Performance Restricted Stock Award Agreement
10.69*†	Form of Schedule I to Non-Qualified Stock Option Award Agreement (Relative TSR Vesting)
10.70*†	Form of Schedule I to Restricted Stock Unit Award Agreement (Relative TSR Vesting)
10.71*†	Form of Schedule I to Performance Restricted Stock Award Agreement (Relative TSR Vesting)
10.72†
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

10.74†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.75†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.76
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

10.77
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