Form 10-Q
period 2016-12-30
Aramark
filed 2017-02-07
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended December 30, 2016 Commission File Number: 001-36223

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2017, the number of shares of the registrant's common stock outstanding is 246,304,708.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 23, 2016, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 30, 2016	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$146,951	$152,580
Receivables (less allowances: 2017 - $45,780; 2016 - $48,058)	1,492,291	1,476,349
Inventories	563,935	587,155
Prepayments and other current assets	170,418	276,487
Total current assets	2,373,595	2,492,571
Property and Equipment, net	997,562	1,023,083
Goodwill	4,608,287	4,628,881
Other Intangible Assets	1,084,279	1,111,883
Other Assets	1,320,201	1,325,654
	$10,383,924	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$47,603	$46,522
Accounts payable	703,878	847,588
Accrued expenses and other current liabilities	1,027,768	1,290,635
Total current liabilities	1,779,249	2,184,745
Long-Term Borrowings	5,364,855	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	991,453	1,003,013
Redeemable Noncontrolling Interest	9,825	9,794
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2017—274,528,737 shares and 2016—272,565,923 shares; and outstanding: 2017—246,064,656 shares and 2016—244,713,580 shares)	2,745	2,726
Capital surplus	2,937,191	2,921,725
Retained earnings/(Accumulated deficit)	74,707	(33,778)
Accumulated other comprehensive loss	(205,465)	(180,783)
Treasury stock (shares held in treasury: 2017—28,464,081 shares and 2016—27,852,343 shares)	(570,636)	(548,884)
Total stockholders' equity	2,238,542	2,161,006
	$10,383,924	$10,582,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 30, 2016	January 1, 2016
Sales	$3,735,383	$3,710,275
Costs and Expenses:
Cost of services provided	3,299,329	3,294,523
Depreciation and amortization	126,527	127,518
Selling and general corporate expenses	65,472	74,141
	3,491,328	3,496,182
Operating income	244,055	214,093
Interest and Other Financing Costs, net	65,677	71,320
Income Before Income Taxes	178,378	142,773
Provision for Income Taxes	52,943	49,337
Net income	125,435	93,436
Less: Net income attributable to noncontrolling interest	96	93
Net income attributable to Aramark stockholders	$125,339	$93,343

Earnings per share attributable to Aramark stockholders:
Basic	$0.51	$0.39
Diluted	$0.50	$0.38
Weighted Average Shares Outstanding:
Basic	244,758	240,521
Diluted	252,593	247,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 30, 2016	January 1, 2016
Net income	$125,435	$93,436
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34,880)	(10,572)
Fair value of cash flow hedges	10,198	15,574
Other comprehensive income (loss), net of tax	(24,682)	5,002
Comprehensive income	100,753	98,438
Less: Net income attributable to noncontrolling interest	96	93
Comprehensive income attributable to Aramark stockholders	$100,657	$98,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities:
Net income	$125,435	$93,436
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	126,527	127,518
Deferred income taxes	819	21,399
Share-based compensation expense	16,224	15,270
Changes in operating assets and liabilities	(296,738)	(429,795)
Other operating activities	1,707	3,179
Net cash used in operating activities	(26,026)	(168,993)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(106,600)	(91,499)
Disposals of property and equipment	1,349	2,017
Acquisition of certain businesses, net of cash acquired	(1,045)	(231)
Other investing activities	166	3,579
Net cash used in investing activities	(106,130)	(86,134)
Cash flows from financing activities:
Proceeds from long-term borrowings	45,987	431,736
Payments of long-term borrowings	(13,609)	(172,522)
Net change in funding under the Receivables Facility	132,000	25,000
Payments of dividends	(25,246)	(22,853)
Proceeds from issuance of common stock	3,121	7,512
Other financing activities	(15,726)	(20,804)
Net cash provided by financing activities	126,527	248,069
Decrease in cash and cash equivalents	(5,629)	(7,058)
Cash and cash equivalents, beginning of period	152,580	122,416
Cash and cash equivalents, end of period	$146,951	$115,358

	Three Months Ended
(dollars in millions)	December 30, 2016	January 1, 2016
Interest paid	$27.5	$51.7
Income taxes paid	17.8	10.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food, facilities and uniform services. The Company's core market is North America (composed of the United States and Canada), which is supplemented by an additional 17-country footprint serving many of the fastest growing global geographies. The Company operates its business in three reportable segments that share many of the same operating characteristics: Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 23, 2016. The Condensed Consolidated Balance Sheet as of September 30, 2016 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated. The Company has an ownership interest in a subsidiary with a redeemable noncontrolling interest.
New Accounting Standard Updates
In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") to simplify the subsequent measurement of goodwill as part of the impairment test. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In January 2017, the FASB issued an ASU to clarify the definition of a business. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In October 2016, the FASB issued an ASU to require entities to recognize the income tax consequences of certain intercompany assets transfers at the transaction date. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In August 2016, the FASB issued an ASU to address the classification of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In March 2016, the FASB issued an ASU to update several aspects of the accounting for share-based payment transactions. Upon adoption, the ASU requires that excess tax benefits for share-based payments be recorded as a reduction to the provision for income taxes and reflected within cash flows from operating activities rather than being recorded within stockholders’ equity and reflected within cash flow from financing activities. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on a cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted.
The Company elected to early adopt the guidance as of the beginning of its first quarter of fiscal 2017. The impact to the Condensed Consolidated Statements of Income for the three months ended December 30, 2016 was $6.3 million of excess tax benefit recorded as a reduction to the provision for income taxes. The adoption impact to the Condensed Consolidated Balance Sheets was a cumulative-effect adjustment of approximately $9.8 million to increase retained earnings for previously unrecognized excess tax benefits. The Company applied the guidance related to the presentation in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The excess tax benefit of $6.3 million and $6.4 million for share-based awards is included in operating activities, previously classified in financing activities, and approximately $15.3 million and $19.9 million of cash paid for employee taxes for withheld shares is included in financing activities, previously classified in operating activities, for the three months ended December 30, 2016 and January 1, 2016, respectively. As a result of the adoption, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method, which

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

increased the diluted shares outstanding by approximately 2.0 million shares. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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
In June 2014, the FASB issued an ASU on stock compensation which requires that a performance target affecting vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company adopted the guidance in the first quarter of fiscal 2017 which did not have an impact on the condensed consolidated financial statements.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the Company beginning in the first quarter of fiscal 2019. As the new standard will supersede most existing revenue guidance affecting the Company, it could impact revenue and cost recognition on contracts across all reportable segments. The Company has been closely monitoring the FASB activity related to the new standard and continues to work to conclude on specific interpretative issues. The Company also continues to make progress on a comprehensive contract review project in order to develop a full understanding of the adoption impact on the consolidated financial statements.
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (net of tax).
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	December 30, 2016			January 1, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$125,435			$93,436
Foreign currency translation adjustments	(43,648)	8,768	(34,880)	(10,563)	(9)	(10,572)
Fair value of cash flow hedges	16,718	(6,520)	10,198	16,079	(505)	15,574
Other comprehensive income (loss)	(26,930)	2,248	(24,682)	5,516	(514)	5,002
Comprehensive income			100,753			98,438
Less: Net income attributable to noncontrolling interest			96			93
Comprehensive income attributable to Aramark stockholders			$100,657			$98,345

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated other comprehensive loss consists of the following (in thousands):

	December 30, 2016	September 30, 2016
Pension plan adjustments	$(65,267)	$(65,267)
Foreign currency translation adjustments	(103,341)	(68,461)
Cash flow hedges	(26,175)	(36,373)
Share of equity investee's accumulated other comprehensive loss	(10,682)	(10,682)
	$(205,465)	$(180,783)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $877.6 million and $865.0 million as of December 30, 2016 and September 30, 2016, respectively.
Income Taxes
Effective for the first quarter of fiscal 2017, the earnings since the beginning of the fiscal year of certain of the Company's foreign subsidiaries are intended to be indefinitely reinvested in operations outside the U.S. and, therefore, U.S. taxes have not been recorded on those earnings.
NOTE 2. SEVERANCE:
The Company previously initiated a series of actions and developed plans for streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions.
As of December 30, 2016 and September 30, 2016, the Company had an accrual of approximately $20.3 million and $26.1 million, respectively, related to the unpaid obligations for these actions.
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
Changes in total goodwill during the three months ended December 30, 2016 follow (in thousands):

Segment	September 30, 2016	Acquisition	Translation	December 30, 2016
FSS North America	$3,635,614	$220	$(42)	$3,635,792
FSS International	418,488	—	(20,772)	397,716
Uniform	574,779	—	—	574,779
	$4,628,881	$220	$(20,814)	$4,608,287
Other intangible assets consist of the following (in thousands):

	December 30, 2016			September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,298,148	$(989,651)	$308,497	$1,793,739	$(1,462,058)	$331,681
Trade names	777,415	(1,633)	775,782	781,835	(1,633)	780,202
	$2,075,563	$(991,284)	$1,084,279	$2,575,574	$(1,463,691)	$1,111,883
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization of intangible assets for the three months ended December 30, 2016 and January 1, 2016 was approximately $22.5 million and $32.0 million, respectively.
NOTE 4. BORROWINGS:
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary that had been borrowed under the Company's senior secured credit agreement and was due in July 2016 in the amount of $74.1 million.
On December 17, 2015, Aramark Services, Inc. ("the Issuer"), a subsidiary of the Company, issued $400 million of 5.125% Senior Notes (the "Original 2024 Notes"), due January 15, 2024, pursuant to an indenture, dated as of December 17, 2015 (the "Base Indenture"), entered into by the Issuer, the Company and certain other Aramark entities, as guarantors of the Original 2024 Notes and the Bank of New York Mellon, as trustee. The Original 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the Original 2024 Notes during the first quarter of fiscal 2016.
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
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Approximately ($26.2) million and ($36.4) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss" as of December 30, 2016 and September 30, 2016, respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 30, 2016 and January 1, 2016 was not material.
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
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	December 30, 2016	January 1, 2016
Interest rate swap agreements	$10,745	$7,117
Cross currency swap agreements	—	(2,116)
	$10,745	$5,001

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 30, 2016, the Company has contracts for approximately 29.0 million gallons outstanding for fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $4.4 million and a loss of approximately $0.9 million for the three months ended December 30, 2016 and January 1, 2016, respectively.
As of December 30, 2016, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €48.7 million, £67.4 million and CAD113.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs, of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 30, 2016	September 30, 2016
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$8,152	$3,878
		8,152	3,878
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$4,489	$5,929
Interest rate swap agreements	Other Noncurrent Liabilities	18,585	34,919
		23,074	40,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	1,066	447
		$24,140	$41,295
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 30, 2016	January 1, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$5,973	$9,017
Cross currency swap agreements	Interest expense	—	2,061
		5,973	11,078
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$(4,684)	$2,505
Foreign currency forward exchange contracts	Interest expense	(7,404)	5,090
		(12,088)	7,595
		$(6,115)	$18,673

At December 30, 2016, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $8.8 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. STOCKHOLDERS' EQUITY:
During the three months ended December 30, 2016 and January 1, 2016, the Company paid dividends of approximately $25.2 million and $22.9 million to its stockholders, respectively. On February 1, 2017, the Company's Board declared a $0.103 dividend per share of common stock, payable on March 1, 2017, to shareholders of record on the close of business on February 15, 2017.
NOTE 7. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock and Other Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended
	December 30, 2016	January 1, 2016
TBOs	$5.3	$4.9
RSUs	6.4	5.7
PSUs	3.6	4.0
Deferred Stock and Other Units	0.9	0.7
	$16.2	$15.3

Taxes related to share-based compensation	$6.0	$6.0
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 30, 2016:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	2.6	$8.46
RSUs	1.4	$34.08
PSUs	0.4	$34.08
	4.4

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 30, 2016	January 1, 2016
Earnings:
Net income attributable to Aramark stockholders	$125,339	$93,343
Shares:
Basic weighted-average shares outstanding	244,758	240,521
Effect of dilutive securities	7,835	7,092
Diluted weighted-average shares outstanding	252,593	247,613

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.51	$0.39
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.50	$0.38
Share-based awards to purchase 3.3 million and 3.8 million shares were outstanding for the three months ended December 30, 2016 and January 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million shares and 0.7 million shares were outstanding for the three month periods of December 30, 2016 and January 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 9. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $110.6 million at December 30, 2016 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 30, 2016.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see note 7). In the Company's two food and support services segments, approximately 80% of the global sales is related to food services and 20% is related to facilities services. Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	December 30, 2016	January 1, 2016
FSS North America	$2,662.8	$2,622.7
FSS International	677.1	694.9
Uniform	395.5	392.7
	$3,735.4	$3,710.3

	Operating Income
	Three Months Ended
	December 30, 2016	January 1, 2016
FSS North America	$185.2	$168.3
FSS International	31.7	30.1
Uniform	53.8	50.3
	270.7	248.7
Corporate	(26.6)	(34.6)
Operating Income	244.1	214.1
Interest and Other Financing Costs, net	(65.7)	(71.3)
Income Before Income Taxes	$178.4	$142.8

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company's debt at December 30, 2016 and September 30, 2016 was $5,486.9 million and $5,365.6 million, respectively. The carrying value of the Company's debt at December 30, 2016 and September 30, 2016 was $5,412.5 million and $5,270.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates. The 5.75% Senior Notes due March 15, 2020 ("2020 Notes"), 5.125% Senior Notes due January 15, 2024 ("2024 Notes") and 4.75% Senior Notes due June 1, 2026 ("2026 Notes") are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). Each of the Guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2020 Notes, 2024 Notes or 2026 Notes ("Non Guarantors"). The Guarantors also guarantee certain other debt.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$27,484	$28,984	$90,478	$—	$146,951
Receivables	—	150	321,995	1,170,146	—	1,492,291
Inventories	—	14,673	475,353	73,909	—	563,935
Prepayments and other current assets	—	3,848	66,505	100,065	—	170,418
Total current assets	5	46,155	892,837	1,434,598	—	2,373,595
Property and Equipment, net	—	29,688	762,707	205,167	—	997,562
Goodwill	—	173,104	3,982,737	452,446	—	4,608,287
Investment in and Advances to Subsidiaries	2,238,637	5,565,845	740,647	230,145	(8,775,274)	—
Other Intangible Assets	—	29,729	875,692	178,858	—	1,084,279
Other Assets	—	61,309	1,048,300	212,594	(2,002)	1,320,201
	$2,238,642	$5,905,830	$8,302,920	$2,713,808	$(8,777,276)	$10,383,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,931	$15,951	$9,721	$—	$47,603
Accounts payable	—	156,316	304,823	242,739	—	703,878
Accrued expenses and other current liabilities	100	148,265	599,976	297,805	(18,378)	1,027,768
Total current liabilities	100	326,512	920,750	550,265	(18,378)	1,779,249
Long-term Borrowings	—	4,601,287	58,223	705,345	—	5,364,855
Deferred Income Taxes and Other Noncurrent Liabilities	—	434,320	492,365	64,768	—	991,453
Intercompany Payable	—	—	5,251,307	869,183	(6,120,490)	—
Redeemable Noncontrolling Interest	—	—	9,825	—	—	9,825
Total Stockholders' Equity	2,238,542	543,711	1,570,450	524,247	(2,638,408)	2,238,542
	$2,238,642	$5,905,830	$8,302,920	$2,713,808	$(8,777,276)	$10,383,924

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$47,850	$31,344	$73,381	$—	$152,580
Receivables	—	167	265,124	1,211,058	—	1,476,349
Inventories	—	15,284	492,855	79,016	—	587,155
Prepayments and other current assets	—	69,033	98,779	108,675	—	276,487
Total current assets	5	132,334	888,102	1,472,130	—	2,492,571
Property and Equipment, net	—	30,201	782,347	210,535	—	1,023,083
Goodwill	—	173,104	3,982,737	473,040	—	4,628,881
Investment in and Advances to Subsidiaries	2,161,101	5,450,692	598,759	230,488	(8,441,040)	—
Other Intangible Assets	—	29,729	894,274	187,880	—	1,111,883
Other Assets	—	56,850	1,028,887	241,919	(2,002)	1,325,654
	$2,161,106	$5,872,910	$8,175,106	$2,815,992	$(8,443,042)	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$21,998	$15,598	$8,926	$—	$46,522
Accounts payable	—	156,471	415,481	275,636	—	847,588
Accrued expenses and other current liabilities	100	145,314	827,213	319,447	(1,439)	1,290,635
Total current liabilities	100	323,783	1,258,292	604,009	(1,439)	2,184,745
Long-term Borrowings	—	4,570,931	62,892	589,691	—	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	—	440,839	510,254	51,920	—	1,003,013
Intercompany Payable	—	—	4,619,489	1,400,741	(6,020,230)	—
Redeemable Noncontrolling Interest	—	—	9,794	—	—	9,794
Total Stockholders' Equity	2,161,006	537,357	1,714,385	169,631	(2,421,373)	2,161,006
	$2,161,106	$5,872,910	$8,175,106	$2,815,992	$(8,443,042)	$10,582,072

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$252,379	$2,528,456	$954,548	$—	$3,735,383
Costs and Expenses:
Cost of services provided	—	228,812	2,197,649	872,868	—	3,299,329
Depreciation and amortization	—	4,381	102,183	19,963	—	126,527
Selling and general corporate expenses	—	28,367	32,481	4,624	—	65,472
Interest and other financing costs, net	—	61,353	(632)	4,956	—	65,677
Expense allocations		(76,019)	73,872	2,147	—	—
	—	246,894	2,405,553	904,558	—	3,557,005
Income before Income Taxes	—	5,485	122,903	49,990	—	178,378
Provision for Income Taxes	—	1,477	36,316	15,150	—	52,943
Equity in Net Income of Subsidiaries	125,339	—	—	—	(125,339)	—
Net income	125,339	4,008	86,587	34,840	(125,339)	125,435
Less: Net income attributable to noncontrolling interest	—	—	96	—	—	96
Net income attributable to Aramark stockholders	125,339	4,008	86,491	34,840	(125,339)	125,339
Other comprehensive income (loss), net of tax	(24,682)	25,467	(1,927)	(68,348)	44,808	(24,682)
Comprehensive income (loss) attributable to Aramark stockholders	$100,657	$29,475	$84,564	$(33,508)	$(80,531)	$100,657

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended January 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$256,743	$2,517,067	$936,465	$—	$3,710,275
Costs and Expenses:
Cost of services provided	—	234,974	2,199,744	859,805	—	3,294,523
Depreciation and amortization	—	3,463	106,277	17,778	—	127,518
Selling and general corporate expenses	—	36,846	32,493	4,802	—	74,141
Interest and other financing costs	—	63,583	(449)	8,186	—	71,320
Expense allocations		(94,050)	97,551	(3,501)	—	—
	—	244,816	2,435,616	887,070	—	3,567,502
Income before Income Taxes	—	11,927	81,451	49,395	—	142,773
Provision for Income Taxes	—	4,829	26,774	17,734	—	49,337
Equity in Net Income of Subsidiaries	93,343	—	—	—	(93,343)	—
Net income	93,343	7,098	54,677	31,661	(93,343)	93,436
Less: Net income attributable to noncontrolling interest	—	—	93	—	—	93
Net income attributable to Aramark stockholders	93,343	7,098	54,584	31,661	(93,343)	93,343
Other comprehensive income (loss), net of tax	5,002	9,885	(1,562)	(13,965)	5,642	5,002
Comprehensive income attributable to Aramark stockholders	$98,345	$16,983	$53,022	$17,696	$(87,701)	$98,345

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$102,805	$(168,396)	$40,175	$(610)	$(26,026)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(4,921)	(88,327)	(13,352)	—	(106,600)
Disposals of property and equipment	—	49	546	754	—	1,349
Acquisitions of businesses, net of cash acquired	—	—	—	(1,045)	—	(1,045)
Other investing activities	—	(1,836)	(3,083)	5,085	—	166
Net cash used in investing activities	—	(6,708)	(90,864)	(8,558)	—	(106,130)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	40,900	—	5,087	—	45,987
Payments of long-term borrowings	—	(5,484)	(4,591)	(3,534)	—	(13,609)
Net change in funding under the Receivables Facility	—	—	—	132,000	—	132,000
Payments of dividends	—	(25,246)	—	—	—	(25,246)
Proceeds from issuance of common stock	—	3,121	—	—	—	3,121
Other financing activities	—	(15,300)	(361)	(65)	—	(15,726)
Change in intercompany, net	—	(114,454)	261,852	(148,008)	610	—
Net cash provided by (used in) financing activities	—	(116,463)	256,900	(14,520)	610	126,527
Increase (decrease) in cash and cash equivalents	—	(20,366)	(2,360)	17,097	—	(5,629)
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$27,484	$28,984	$90,478	$—	$146,951

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended January 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc. (Issuer)	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$64	$3,763	$(162,469)	$(67,731)	$57,380	$(168,993)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(4,038)	(72,101)	(15,360)	—	(91,499)
Disposals of property and equipment	—	—	2,017	—	—	2,017
Acquisitions of businesses, net of cash acquired	—	—	(231)	—	—	(231)
Other investing activities	—	493	4,824	(1,738)	—	3,579
Net cash used in investing activities	—	(3,545)	(65,491)	(17,098)	—	(86,134)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	393,969	—	37,767	—	431,736
Payments of long-term borrowings	—	(67,480)	(2,818)	(102,224)	—	(172,522)
Net change in funding under the Receivables Facility	—	—	—	25,000	—	25,000
Payments of dividends	—	(22,853)	—	—	—	(22,853)
Proceeds from issuance of common stock	—	7,512	—	—	—	7,512
Other financing activities	—	(20,000)	(589)	(215)	—	(20,804)
Change in intercompany, net	(64)	(298,081)	221,711	133,814	(57,380)	—
Net cash provided by (used in) financing activities	(64)	(6,933)	218,304	94,142	(57,380)	248,069
Increase (decrease) in cash and cash equivalents	—	(6,715)	(9,656)	9,313	—	(7,058)
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$25,077	$33,155	$57,121	$—	$115,358

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three months ended December 30, 2016 and January 1, 2016 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 30, 2016 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2016.
Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the heading "Special Note About Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered "non-GAAP financial measures" under SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading global provider of food, facilities and uniform services. Our core market is North America, which is supplemented by an additional 17-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business and sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments, Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
Our Food and Support Services operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS North America clients and operates in the same sectors although it is more heavily weighted towards Business & Industry.
Seasonality
Our sales and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS North America segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 29, 2017 and September 30, 2016 are each fifty-two week periods.

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 30, 2016 and January 1, 2016 (dollars in millions).

	Three Months Ended		Change
	December 30, 2016	January 1, 2016	$	%
Sales	$3,735.4	$3,710.3	$25.1	1%
Costs and Expenses:
Cost of services provided	3,299.3	3,294.5	4.8	—%
Other operating expenses	192.0	201.7	(9.7)	(5)%
	3,491.3	3,496.2	(4.9)	—%
Operating income	244.1	214.1	30.0	14%
Interest and Other Financing Costs, net	65.7	71.3	(5.6)	(8)%
Income Before Income Taxes	178.4	142.8	35.6	25%
Provision for Income Taxes	53.0	49.3	3.7	7%
Net income	$125.4	$93.5	$31.9	34%

	Three Months Ended		Change
Sales by Segment(1)	December 30, 2016	January 1, 2016	$	%
FSS North America	$2,662.8	$2,622.7	$40.1	2%
FSS International	677.1	694.9	(17.8)	(3)%
Uniform	395.5	392.7	2.8	1%
	$3,735.4	$3,710.3	$25.1	1%

	Three Months Ended		Change
Operating Income by Segment	December 30, 2016	January 1, 2016	$	%
FSS North America	$185.2	$168.3	16.9	10%
FSS International	31.7	30.1	1.6	6%
Uniform	53.8	50.3	3.5	7%
Corporate	(26.6)	(34.6)	8.0	(23)%
	$244.1	$214.1	$30.0	14%
(1) As a percentage of total sales, FSS North America represented 71% and 71%, FSS International represented 18% and 19% and Uniform represented 11% and 10% for the three months ended December 30, 2016 and January 1, 2016, respectively.

Consolidated Overview
Sales were $3.7 billion for the first quarter of fiscal 2017, an increase of approximately 1% compared to the prior year period. Sales for the first quarter of fiscal 2017 were impacted by:

•	growth in the Education and Sports, Leisure & Corrections sectors in the FSS North America segment; and

•	growth in our Uniform segment; partially offset by

•	a decrease in our Healthcare, Business & Industry and Facilities & Other sectors in the FSS North America segment; and

•	the negative impact of foreign currency translation (approximately $42 million or -1% to the consolidated results).

Cost of services provided as a percentage of sales was 88% and 89% for the first quarters of fiscal 2017 and fiscal 2016, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three months ended December 30, 2016 and January 1, 2016.

	Three Months Ended
Cost of services provided components	December 30, 2016	January 1, 2016
Food and support service costs	27%	28%
Personnel costs	46%	46%
Other direct costs	27%	26%
	100%	100%
Operating income of $244.1 million for the first quarter of fiscal 2017 represented an increase of approximately 14% over the prior year period. The increase in operating income for the first quarter of fiscal 2017 was impacted by:
•profit growth in our Uniform segment;

•	a decrease in acquisition-related amortization expense in the FSS North America segment (approximately $10.3 million);

•	an increase in the gain related to the change in the fair value of certain gasoline and diesel agreements (approximately $5.5 million); and

•	income from prior years' loss experience that was favorable under our casualty insurance program (approximately $6.5 million).
Interest and Other Financing Costs, net, for the first quarter of fiscal 2017 decreased 8% when compared to the prior year period, primarily due to lower average debt levels and the maturing of interest rate swaps during fiscal 2016.
The effective income tax rate for the first quarter of fiscal 2017 was 29.7% compared to 34.6% for the prior year period. The decrease is primarily due to a $6.3 million tax benefit recognized in the first quarter of fiscal 2017 as a result of the adoption of the accounting standard update related to share-based payment transactions (see note 1 to the condensed consolidated financial statements) and from the impact of certain permanently reinvested foreign earnings in the first quarter of fiscal 2017.
Segment Results
FSS North America Segment
The five sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016*
Business & Industry	$374.0	$380.9
Education	922.0	901.9
Healthcare	321.3	341.2
Sports, Leisure & Corrections	530.6	473.6
Facilities & Other	514.9	525.1
	$2,662.8	$2,622.7
*Prior year amounts have been restated to reflect current period classification due to an internal reorganization related to Facilities & Other beginning in fiscal 2017.
On an annual basis, the Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry, Sports, Leisure & Corrections and Facilities & Other sectors generally have mid-single digit operating income margins.
FSS North America segment sales for the three month period of fiscal 2017 increased approximately 2% compared to the prior year period.
Business & Industry sector sales declined approximately 2% for the three month period of fiscal 2017 due to net lost business. Education sector sales increased approximately 2% for the three month period of fiscal 2017 due to an increase in base business, partially offset by net lost business. Healthcare sector sales declined approximately 6% for the three month period of fiscal 2017 due to net lost business. Sports, Leisure & Corrections sector sales increased approximately 12% for the three month period of fiscal 2017 due to net new business. Facilities & Other sector sales declined approximately 2% for the three month period of fiscal 2017 due to continued energy headwinds.
Cost of services provided was $2.4 billion for the three month period of fiscal 2017, compared to $2.3 billion for the prior year period. Cost of services provided as a percentage of sales was 89% for the first quarter of both fiscal 2017 and fiscal 2016.
Operating income for the three month period of fiscal 2017 increased 10% as compared to the prior year period. The increase in operating income was impacted by:
•a decrease in acquisition-related amortization expense (approximately $10.3 million); and

•	income from prior years' loss experience that was favorable under our casualty insurance program (approximately $4.0 million).
FSS International Segment
Sales in the FSS International segment for the three month period of fiscal 2017 decreased 3% compared to the prior year period. The decrease in sales was impacted by:

•	the negative impact of foreign currency translation (approximately $42 million or -6%); and

•	a sales decline in the U.K. and South America; which more than offset

•	sales growth in Ireland and China; and

•	the positive impact of the Avoca Handweavers Limited ("Avoca") acquisition (approximately $19 million or 3%).
Cost of services provided was $0.6 billion for the three month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 93% for the first quarter of both fiscal 2017 and fiscal 2016.
Operating income for the three month period of fiscal 2017 increased 6% compared to the prior year period. The increase in operating income was primarily due to profit growth in China and productivity gains in base business.
Uniform Segment
Uniform segment sales increased 1% for the three month period of fiscal 2017 compared to the prior year period. This increase is primarily the result of growth in base business within our uniform rental business.
Cost of services provided was $0.3 billion for the three month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 78% for the first quarter of both fiscal 2017 and fiscal 2016.
Operating income for the three month period of fiscal 2017 increased 7% compared to the prior year period from effective cost controls and from capacity expansion projects that adversely impacted the prior year period.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $26.6 million in the first quarter of fiscal 2017 compared to $34.6 million for the prior year period. The decrease is primarily due to the impact of:

•	a year-over-year increase in the gain related to the change in the fair value of certain gasoline and diesel agreements (approximately $5.5 million); and

•	the prior year expense related to consulting costs (approximately $3.4 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 30, 2016, we had $147.0 million of cash and cash equivalents and approximately $671.1 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations, primarily in the U.S. As of December 30, 2016, there was approximately $355.3 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Repatriation of certain overseas funds can result in additional U.S. federal income tax payments. Undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $30 million at December 30, 2016. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016
Net cash used in operating activities	$(26.0)	$(169.0)
Net cash used in investing activities	(106.1)	(86.1)
Net cash provided by financing activities	126.5	248.1
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
During the three month period of fiscal 2017, the increase in net income resulted from the higher operating results discussed above. The change in operating assets and liabilities of approximately $133.1 million compared to the prior year period relates primarily to the following:

•
Prepayments were a larger source of cash in the current period due to the timing of prepayments made at the end of fiscal 2016 related to interest on the U.S. dollar denominated term loan, insurance premiums and taxes;

•	Accounts payable were less of a use of cash compared to the prior year period due to the timing of disbursements; and

•	Accounts receivable were less of a use of cash compared to the prior year period due to timing of collections; partially offset by

•	Accrued expenses being a greater use of cash compared to the prior year period due to the timing of payments for interest and client advances.
During the first quarter of fiscal 2017, the Company received proceeds of approximately $9.7 million related to our casualty insurance program from our loss experience being favorable related to a prior year. During the first quarter of fiscal 2016, we received proceeds of $5.7 million related to the termination of outstanding amortizing cross currency swap agreements.
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to the timing of client contract investments.
Cash Flows Provided by Financing Activities
During the first quarter of fiscal 2016, we issued $400 million of 5.125% Senior Notes due January 2024 and repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million.
The "Other financing activities" reflects a use of cash during the three month period of fiscal 2017 and fiscal 2016 and is primarily related to taxes paid by the Company when an employee withholds shares upon exercise or vesting to cover income taxes (see note 1 to the condensed consolidated financial statements).
During the second quarter of fiscal 2017, our Board of Directors authorized a new share repurchase program of up to $250 million worth of Aramark common stock over the next two years. We may utilize various methods to effect repurchases of its common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.  Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any notes, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the notes (or any indebtedness that refinances the notes); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 30, 2016, we were in compliance with these covenants.

As stated above, the Credit Agreement and the indentures governing our senior notes contain provisions that restrict our ability to pay dividends and repurchase stock (collectively, “Restricted Payments”).  In addition to customary exceptions, the Credit Agreement and indentures permit Restricted Payments in the aggregate up to an amount (the “Applicable Amount”) that increases quarterly by 50% of our Consolidated Net Income, as such term is defined in these debt agreements.  We are required to be in compliance with the interest coverage ratio described below to make any Restricted Payments from the Applicable Amount.
Under the Credit Agreement and the indentures governing our senior notes, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income (loss) of Aramark Services, Inc. and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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
The following is a reconciliation of net income attributable to Aramark Services, Inc. stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.'s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of Aramark Services, Inc. and its restricted subsidiaries only and does not include the results of Aramark.

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	December 30, 2016	September 30, 2016	July 1, 2016	April 1, 2016	December 30, 2016
Net income attributable to Aramark Services, Inc. stockholder	$125.3	$83.3	$44.8	$66.4	$319.8
Interest and other financing costs, net	65.7	68.4	103.8	71.8	309.7
Provision for income taxes	52.9	38.8	20.7	33.9	146.3
Depreciation and amortization	126.5	125.6	122.4	120.3	494.8
Share-based compensation expense(1)	16.2	13.4	14.2	14.1	57.9
Pro forma EBITDA for equity method investees(2)	5.6	3.1	2.3	4.3	15.3
Pro forma EBITDA for certain transactions(3)	—	—	1.6	1.1	2.7
Other(4)	(3.5)	24.9	(3.7)	10.6	28.3
Covenant Adjusted EBITDA	$388.7	$357.5	$306.1	$322.5	$1,374.8

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units, and deferred stock unit awards (see note 7 to the condensed consolidated financial statements).

(2)
Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Covenant Adjusted EBITDA. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.

(3)	Represents the annualizing of net EBITDA from acquisitions made during the period.

(4)
Other for the twelve months ended December 30, 2016 includes organizational streamlining initiatives ($26.8 million costs), the impact of the change in fair value related to certain gasoline and diesel agreements ($13.8 million gain), expenses related to acquisition costs ($4.0 million), property and other asset write-downs associated with the sale of a building ($5.1 million) and asset write-offs ($5.0 million).

Our covenant requirements and actual ratios for the twelve months ended December 30, 2016 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.125x	2.70x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.67x

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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on November 23, 2016. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on November 23, 2016.
Effective for the first quarter of fiscal 2017, the earnings since the beginning of the fiscal year of certain of the Company's foreign subsidiaries are intended to be indefinitely reinvested in operations outside the U.S. and, therefore, U.S. taxes have not been recorded on those earnings.
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 30, 2016 has not materially changed from September 30, 2016 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on November 23, 2016). See note 5 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and note 11 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of December 30, 2016.
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended September 30, 2016 and filed with the SEC on November 23, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the Company's first fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 October 1, 2016 - October 28, 2016	N/A	N/A	N/A	N/A
Month 2 October 29, 2016 - November 25, 2016	N/A	N/A	N/A	N/A
Month 3 November 26, 2016 - December 30, 2016	8,780	$36.29	N/A	N/A
Total	8,780	$36.29	N/A	N/A
(1) Consists of shares tendered by employees as payment of taxes withheld on the vesting of restricted stock granted uner the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan

Item 6.    Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Aramark (incorporated by reference to Exhibit 3.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to Aramark's Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.2 to Aramark's Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act
(file number 001-36223)).

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark's Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Supplemental Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.3
Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.4
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.5
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.5 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.1	Aramark Amended and Restated 2013 Stock Incentive Plan.
10.2	Amended and Restated Aramark Senior Executive Performance Bonus Plan.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2016 and September 30, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended December 30, 2016 and January 1, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 30, 2016 and January 1, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2016 and January 1, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2017.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Aramark (incorporated by reference to Exhibit 3.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

3.2
Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to Aramark's Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act (file number 001-36223)).

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.2 to Aramark's Current Report on Form 8-K filed with the SEC on May 15, 2014, pursuant to the Exchange Act
(file number 001-36223)).

4.1
Indenture, dated as of December 17, 2015, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark's Current Report on Form 8-K filed with the SEC on December 17, 2015, pursuant to the Exchange Act (file number 001-36223)).

4.2
Supplemental Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.3
Indenture, dated as of May 31, 2016, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.4
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

4.5
Registration Rights Agreement, dated as of May 31, 2016, among Aramark Services, Inc., Aramark, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.5 of Aramark's Current Report on Form 8-K filed with the SEC on June 6, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.1	Aramark Amended and Restated 2013 Stock Incentive Plan.
10.2	Amended and Restated Aramark Senior Executive Performance Bonus Plan.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 30, 2016 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2016 and September 30, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended December 30, 2016 and January 1, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 30, 2016 and January 1, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2016 and January 1, 2016; and (v) Notes to Condensed Consolidated Financial Statements.