Form 10-Q
period 2017-03-31
Aramark
filed 2017-05-09
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended March 31, 2017 Commission File Number: 001-36223

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, the number of shares of the registrant's common stock outstanding is 244,114,162.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$145,484	$152,580
Receivables (less allowances: 2017 - $45,346; 2016 - $48,058)	1,508,016	1,476,349
Inventories	571,561	587,155
Prepayments and other current assets	169,520	276,487
Total current assets	2,394,581	2,492,571
Property and Equipment, net	1,004,586	1,023,083
Goodwill	4,640,174	4,628,881
Other Intangible Assets	1,108,524	1,111,883
Other Assets	1,347,478	1,325,654
	$10,495,343	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$79,568	$46,522
Accounts payable	804,667	847,588
Accrued expenses and other current liabilities	1,167,637	1,290,635
Total current liabilities	2,051,872	2,184,745
Long-Term Borrowings	5,214,759	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	978,159	1,003,013
Redeemable Noncontrolling Interest	9,840	9,794
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2017—275,430,258 shares and 2016—272,565,923 shares; and outstanding: 2017—244,099,508 shares and 2016—244,713,580 shares)	2,754	2,726
Capital surplus	2,966,133	2,921,725
Retained earnings/(Accumulated deficit)	119,726	(33,778)
Accumulated other comprehensive loss	(173,647)	(180,783)
Treasury stock (shares held in treasury: 2017—31,330,750 shares and 2016—27,852,343 shares)	(674,253)	(548,884)
Total stockholders' equity	2,240,713	2,161,006
	$10,495,343	$10,582,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2017	April 1, 2016
Sales	$3,621,628	$3,574,822
Costs and Expenses:
Cost of services provided	3,226,196	3,209,710
Depreciation and amortization	125,292	120,291
Selling and general corporate expenses	78,720	72,707
	3,430,208	3,402,708
Operating income	191,420	172,114
Interest and Other Financing Costs, net	97,631	71,751
Income Before Income Taxes	93,789	100,363
Provision for Income Taxes	23,558	33,866
Net income	70,231	66,497
Less: Net income attributable to noncontrolling interest	80	143
Net income attributable to Aramark stockholders	$70,151	$66,354

Earnings per share attributable to Aramark stockholders:
Basic	$0.29	$0.27
Diluted	$0.28	$0.27
Weighted Average Shares Outstanding:
Basic	245,077	241,901
Diluted	251,723	248,270

	Six Months Ended
	March 31, 2017	April 1, 2016
Sales	$7,357,011	$7,285,097
Costs and Expenses:
Cost of services provided	6,525,526	6,504,233
Depreciation and amortization	251,818	247,809
Selling and general corporate expenses	144,192	146,848
	6,921,536	6,898,890
Operating income	435,475	386,207
Interest and Other Financing Costs, net	163,308	143,071
Income Before Income Taxes	272,167	243,136
Provision for Income Taxes	76,502	83,203
Net income	195,665	159,933
Less: Net income attributable to noncontrolling interest	175	236
Net income attributable to Aramark stockholders	$195,490	$159,697

Earnings per share attributable to Aramark stockholders:
Basic	$0.80	$0.66
Diluted	$0.78	$0.64
Weighted Average Shares Outstanding:
Basic	244,690	241,205
Diluted	251,937	248,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net income	$70,231	$66,497
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,628	16,332
Fair value of cash flow hedges	18,190	(7,864)
Other comprehensive income (loss), net of tax	31,818	8,468
Comprehensive income	102,049	74,965
Less: Net income attributable to noncontrolling interest	80	143
Comprehensive income attributable to Aramark stockholders	$101,969	$74,822

	Six Months Ended
	March 31, 2017	April 1, 2016
Net income	$195,665	$159,933
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21,252)	5,760
Fair value of cash flow hedges	28,388	7,710
Other comprehensive income (loss), net of tax	7,136	13,470
Comprehensive income	202,801	173,403
Less: Net income attributable to noncontrolling interest	175	236
Comprehensive income attributable to Aramark stockholders	$202,626	$173,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income	$195,665	$159,933
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	251,818	247,809
Deferred income taxes	(10,635)	29,832
Share-based compensation expense	34,683	29,373
Changes in operating assets and liabilities	(77,879)	(218,563)
Other operating activities	34,552	3,083
Net cash provided by operating activities	428,204	251,467
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(215,137)	(237,833)
Disposals of property and equipment	5,131	4,000
Acquisition of certain businesses, net of cash acquired	(67,517)	(58,096)
Other investing activities	1,522	2,595
Net cash used in investing activities	(276,001)	(289,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,555,072	394,528
Payments of long-term borrowings	(3,538,681)	(271,375)
Net change in funding under the Receivables Facility	32,000	—
Payments of dividends	(50,378)	(45,795)
Proceeds from issuance of common stock	11,319	16,524
Repurchase of stock	(100,000)	—
Other financing activities	(68,631)	(30,707)
Net cash provided by (used in) financing activities	(159,299)	63,175
Increase (decrease) in cash and cash equivalents	(7,096)	25,308
Cash and cash equivalents, beginning of period	152,580	122,416
Cash and cash equivalents, end of period	$145,484	$147,724

	Six Months Ended
(dollars in millions)	March 31, 2017	April 1, 2016
Interest paid	$104.8	$127.5
Income taxes paid	$42.7	$16.1

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
New Accounting Standard Updates
In March 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standard update ("ASU") to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In February 2017, the FASB issued an ASU to clarify the accounting guidance for partial sales of nonfinancial assets. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In January 2017, the FASB issued an ASU to simplify the subsequent measurement of goodwill as part of the impairment test. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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
The Company elected to early adopt the guidance as of the beginning of its first quarter of fiscal 2017. The impact to the Condensed Consolidated Statements of Income was $5.9 million and $12.2 million of excess tax benefit recorded as a reduction to the provision for income taxes for the three and six months ended March 31, 2017. The adoption impact to the Condensed Consolidated Balance Sheets was a cumulative-effect adjustment of approximately $9.8 million to increase retained earnings

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for previously unrecognized excess tax benefits. The Company applied the guidance related to the presentation in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The excess tax benefit of $12.2 million and $13.8 million for share-based awards is included in operating activities, previously classified in financing activities, and approximately $22.9 million and $27.9 million of cash paid for employee taxes for withheld shares is included in financing activities, previously classified in operating activities, for the six months ended March 31, 2017 and April 1, 2016, respectively. As a result of the adoption, the excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method, which increased the diluted shares outstanding by approximately 1.4 million shares and 1.5 million shares for the three and six months ended March 31, 2017, respectively. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is in the process of developing an inventory of its lease arrangements in order to determine the impact the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures. Based on the assessment to date, the Company expects adoption of this standard to result in a material increase in lease-related assets and liabilities on its Condensed Consolidated Balance Sheets, but does not expect it to have a significant impact on its Condensed Consolidated Statements of Income or Cash Flows.
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
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income or loss (net of tax).

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31, 2017			April 1, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$70,231			$66,497
Foreign currency translation adjustments	17,690	(4,062)	13,628	23,611	(7,279)	16,332
Fair value of cash flow hedges	29,820	(11,630)	18,190	(12,998)	5,134	(7,864)
Other comprehensive income (loss)	47,510	(15,692)	31,818	10,613	(2,145)	8,468
Comprehensive income			102,049			74,965
Less: Net income attributable to noncontrolling interest			80			143
Comprehensive income attributable to Aramark stockholders			$101,969			$74,822

	Six Months Ended
	March 31, 2017			April 1, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$195,665			$159,933
Foreign currency translation adjustments	(25,958)	4,706	(21,252)	13,048	(7,288)	5,760
Fair value of cash flow hedges	46,538	(18,150)	28,388	3,081	4,629	7,710
Other comprehensive income (loss)	20,580	(13,444)	7,136	16,129	(2,659)	13,470
Comprehensive income			202,801			173,403
Less: Net income attributable to noncontrolling interest			175			236
Comprehensive income attributable to Aramark stockholders			$202,626			$173,167
Accumulated other comprehensive loss consists of the following (in thousands):

	March 31, 2017	September 30, 2016
Pension plan adjustments	$(65,267)	$(65,267)
Foreign currency translation adjustments	(89,713)	(68,461)
Cash flow hedges	(7,985)	(36,373)
Share of equity investee's accumulated other comprehensive loss	(10,682)	(10,682)
	$(173,647)	$(180,783)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are generally amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $877.9 million and $865.0 million as of March 31, 2017 and September 30, 2016, respectively.
Income Taxes
Effective for the first quarter of fiscal 2017, the earnings since the beginning of the fiscal year of certain of the Company's foreign subsidiaries are intended to be indefinitely reinvested in operations outside the U.S. and, therefore, U.S. taxes have not been recorded on those earnings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. ACQUISITIONS:
Acquisitions
During the six month period of fiscal 2017, the Company paid cash consideration of approximately $67.5 million for various acquisitions, mainly for a third party procurement company. The sales, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's condensed consolidated financial statements.
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
NOTE 3. SEVERANCE:
The Company previously initiated a series of actions and developed plans for streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. As of March 31, 2017 and September 30, 2016, the Company had an accrual of approximately $14.0 million and $26.1 million, respectively, related to the unpaid obligations for these actions. During the three and six month periods of fiscal 2016, the Company recorded a net severance charge of approximately $8.0 million.
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
Changes in total goodwill during the six months ended March 31, 2017 follow (in thousands):

Segment	September 30, 2016	Acquisition	Translation	March 31, 2017
FSS North America	$3,635,614	$27,220	$(25)	$3,662,809
FSS International	418,488	—	(15,902)	402,586
Uniform	574,779	—	—	574,779
	$4,628,881	$27,220	$(15,927)	$4,640,174
The FSS North America segment includes an acquisition during the second quarter of fiscal 2017, which may be revised upon final determination of the purchase price allocation.
Other intangible assets consist of the following (in thousands):

	March 31, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,332,632	$(1,011,915)	$320,717	$1,793,739	$(1,462,058)	$331,681
Trade names	787,807	—	787,807	781,835	(1,633)	780,202
	$2,120,439	$(1,011,915)	$1,108,524	$2,575,574	$(1,463,691)	$1,111,883
During the second quarter of fiscal 2017, the Company acquired customer relationship assets and a trade name with preliminary values of approximately $31.0 million and $11.0 million, respectively. Acquisition-related intangible assets consist of customer relationship assets and the Aramark and other trade names. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 14 years. The Aramark and other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.
Amortization of intangible assets for the six months ended March 31, 2017 and April 1, 2016 was approximately $44.1 million and $54.7 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 31, 2017	September 30, 2016
Senior secured revolving credit facility, due March 2022	$—	$—
Senior secured term loan facility, due September 2019	—	840,305
Senior secured term loan facility, due February 2021	—	2,450,749
Senior secured term loan facility, due March 2022	843,041	—
Senior secured term loan facility, due March 2024	1,740,473	—
5.750% senior notes, due March 2020	—	227,032
5.125% senior notes, due January 2024	904,374	905,095
4.750% senior notes, due June 2026	493,175	492,886
5.000% senior notes, due April 2025	589,166	—
3.125% senior notes, due April 2025	341,859	—
Receivables Facility, due May 2019	300,000	268,000
Capital leases	72,211	78,615
Other	10,028	7,354
	5,294,327	5,270,036
Less—current portion	(79,568)	(46,522)
	$5,214,759	$5,223,514
As of March 31, 2017, there was approximately $551.6 million of outstanding foreign currency borrowings.
Fiscal 2017 Refinancing Transactions
On March 22, 2017, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, issued $600.0 million of 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"). On March 27, 2017, Aramark International Finance S.à r.l. ("AIFS" and, together with ASI, "the Issuers"), an indirect wholly owned subsidiary of the Company, issued €325.0 million of 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "Notes").
On March 28, 2017, ASI and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement"). Among other things, the Credit Agreement provides for the following:

•	A U.S. dollar denominated term loan to ASI in the amount of $650.0 million, due 2022, ("U.S. Term Loan A") and $1,750.0 million, due 2024 ("U.S. Term Loan B");

•	A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD133.4 million (approximately $100.2 million, due 2022) ("Canadian Term Loan");

•	A yen denominated term loan to ASI in the amount of ¥11,107.0 million (approximately $99.7 million, due 2022) ("Yen Term Loan"); and

•
a revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1,000.0 million and a final maturity date of March 28, 2022.

The net proceeds from the Notes and borrowings under the senior secured term loan facilities under the Credit Agreement were used to repay all existing outstanding borrowings under the term loans under the Previous Credit Agreement, to redeem ASI's 5.750% senior notes, due March 2020 (the "2020 Notes"), and to pay certain fees and related expenses. During the second quarter of fiscal 2017, the Company recorded $27.0 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income consisting of $23.7 million of non-cash charges for the write-off of deferred financing costs and original issue discount and $3.3 million for the call premium on the 2020 Notes.
During the second quarter of fiscal 2017, the Company capitalized third-party costs of approximately $15.1 million directly attributable to the Notes and approximately $16.4 million directly attributable to the new senior secured term loan facilities under the Credit Agreement, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets. The Company also capitalized third-party costs of approximately $8.2 million during the second quarter of fiscal 2017, directly

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

attributable to the senior secured revolving credit facility, which are included in "Other Assets" in the Condensed Consolidated Balance Sheets.
Senior Secured Credit Agreement
The applicable margin spread for the U.S. Term Loan B is 1.75% to 2.00% (as of March 31, 2017—2.00%) with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% to 1.00% (as of March 31, 2017—1.00%) with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the U.S. Term Loan A, Canadian Term Loan and the senior secured revolving credit facility is 1.50% to 2.25% (as of March 31, 2017—1.75%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees and 0.50% to 1.25% (as of March 31, 2017—0.75%) with respect to U.S. and Canadian base rate borrowings. The applicable margin for the Yen Term Loan is 1.75%. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.40% per annum (as of March 31, 2017—0.30%). The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit.
The Credit Agreement provides that the Company has the right at any time to request one or more incremental term loan facilities or increases under existing term loan facilities and/or additional revolving credit facilities or increases under the existing revolving credit facility in an amount up to $1,400.0 million of incremental commitments in the aggregate plus an unlimited amount so long as the pro forma Consolidated Secured Debt to Covenant Adjusted EBITDA ratio (each as defined in the Credit Agreement (the "Consolidated Secured Debt Ratio")) would not exceed 3.00 to 1.00, plus any amount of loans and commitments optionally prepaid and terminated under the senior secured credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental facilities or commitments, and any such addition of or increase in facilities or commitments will be subject to customary conditions precedent. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility.
As of March 31, 2017, there was approximately $998.5 million available for borrowing under the revolving credit facility.
Prepayments and Amortization
The Credit Agreement requires us to prepay outstanding term loans, subject to certain exceptions, with:

•
50% of ASI's annual excess cash flow (as defined in the Credit Agreement) with stepdowns to 25% and 0% upon ASI's reaching certain Consolidated Secured Debt Ratio thresholds; provided, further, that such prepayment shall only be required to the extent excess cash flow for the applicable year exceeds $10.0 million;

•
100% of the net cash proceeds of all nonordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds exceeds $100.0 million; and

•	100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Credit Agreement.
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. Based on the Company’s Consolidated Secured Debt Ratio as of and for the twelve months ended March 31, 2017, the Company would not be required to make an annual excess cash flow prepayment of term loans. The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans and (ii) with respect to any voluntary prepayments of the U.S. Term Loan B in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to September 28, 2017, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
If a change of control as defined in the Credit Agreement occurs, this will cause an event of default under the Credit Agreement. Upon an event of default, the new senior secured credit facilities may be accelerated, in which case the Company would be required to repay all outstanding loans plus accrued and unpaid interest and all other amounts outstanding under the new senior secured credit facilities under the Credit Agreement.
The Company is required to make quarterly principal repayments on the U.S. Term Loan B and the Yen Term Loan in quarterly amounts of 1.00% per annum of their funded total principal amount. The Company is required to make quarterly principal repayments on the U.S. Term Loan A and the Canadian Term Loan in quarterly amounts of 5.0%, 5.0%, 7.5%, 10.0% and

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.0% per annum of their funded total principal amount in the first, second, third, fourth and fifth years after the closing date of the senior secured credit facilities under the Credit Agreement, respectively.
Guarantees
All obligations under the Credit Agreement are unconditionally guaranteed by Aramark Intermediate HoldCo Corporation and, subject to certain exceptions, substantially all of ASI's existing and future wholly-owned domestic subsidiaries excluding certain immaterial subsidiaries, receivables facility subsidiaries, certain other customarily excluded subsidiaries and certain subsidiaries designated under the Credit Agreement as "unrestricted subsidiaries", referred to, collectively, as the U.S. Guarantors. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by (i) a pledge of 100% of the capital stock of ASI, (ii) pledges of 100% of the capital stock (or 65% of voting stock and 100% of non-voting stock, in the case of the stock of foreign subsidiaries) held by ASI, Aramark Intermediate HoldCo Corporation or any of the U.S. Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Corporation, ASI or any of the U.S. Guarantors.
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt; and fundamentally change ASI's business. In addition, the Credit Agreement requires ASI to comply with a maximum Consolidated Secured Debt Ratio maintenance covenant. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At March 31, 2017, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness outstanding under the Credit Agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's revolving credit facility lenders failed to waive any such default, would also constitute a default under the indentures governing the senior notes.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
5.000% Senior Notes due 2025 and 3.125% Senior Notes due 2025
The 5.000% 2025 Notes were issued pursuant to an indenture, dated as of March 22, 2017 (the "5.000% 2025 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and The Bank of New York Mellon, as trustee. The 5.000% 2025 Notes were issued at par. The 3.125% 2025 Notes were issued pursuant to an indenture, dated as of March 27, 2017 (the "3.125% 2025 Notes Indenture"), entered into by and among AIFS, the Company and certain other Aramark entities, as guarantors, The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent. The 3.125% 2025 Notes were issued at par.
The Notes are senior unsecured obligations of the respective Issuers. Each series of the Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI, ASI's 5.125% Senior Notes due 2024 (the "2024 Notes") and 4.750% Senior Notes due 2026 and will rank senior in right of payment to the respective Issuer's future

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subordinated indebtedness. The Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities, the 2024 Notes, the 4.750% Notes due 2026 and the 5.000% 2025 Notes or 3.125% 2025 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 2024 Notes, the 4.750% Notes due 2026 and the 5.000% 2025 Notes. Each series of the Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2017. Interest accrues from March 22, 2017 for the 5.000% 2025 Notes and interest accrues from March 27, 2017 for the 3.125% 2025 Notes.
In the event of certain types of changes of control, the holders of the Notes may require the applicable Issuer to purchase for cash all or a portion of their Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Beginning April 1, 2020, ASI has the option to redeem all or a portion of the 5.000% 2025 Notes at any time at the redemption prices set forth in the 5.000% 2025 Notes Indenture, plus accrued and unpaid interest. Beginning April 1, 2020, AIFS has the option to redeem all or a portion of the 3.125% 2025 Notes at any time at the redemption prices set forth in the 3.125% 2025 Notes Indenture, plus accrued and unpaid interest.
The 5.000% 2025 Notes Indenture and the 3.125% 2025 Notes Indenture contain covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's and its restricted subsidiaries assets; and designate ASI's subsidiaries as unrestricted subsidiaries. The 5.000% 2025 Notes Indenture and the 3.125% 2025 Notes Indenture also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the applicable series of Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 5.000% 2025 Notes Indenture or the 3.125% 2025 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the other senior notes and obligations under the Credit Agreement.
Future Maturities
After giving effect to the refinancing activity during the second quarter of fiscal 2017, at March 31, 2017, annual maturities on long-term borrowings maturing between fiscal years 2017 and 2022 and thereafter (excluding the $50.3 million reduction to long-term borrowings from debt issuance costs and the increase of $16.3 million from the premium on the 2024 Notes) are as follows (in thousands):

2017	$45,619
2018	75,756
2019	362,265
2020	115,047
2021	121,897
2022	607,779
Thereafter	3,999,937
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to the risk of credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company previously entered into $2.4 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. As a result of the Credit Agreement, the Company de-designated the interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the Credit Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. The Company then amended the interest rate swap agreements to match the terms of the new term loans under the Credit Agreement to meet the criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the Company recorded charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income during the second quarter of fiscal 2017 of approximately $2.9 million for the changes in market value of the interest rate swaps.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Approximately ($8.0) million and ($36.4) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss" as of March 31, 2017 and September 30, 2016, respectively. As of March 31, 2017, such amount principally represents the fair value of the original interest rate swap agreements on the de-designation date, which will be recognized in income over the original anticipated cash flow period. The hedge ineffectiveness for these cash flow hedging instruments during the six months ended March 31, 2017 and April 1, 2016 was not material.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Interest rate swap agreements	$25,237	$(22,086)

	Six Months Ended
	March 31, 2017	April 1, 2016
Interest rate swap agreements	$35,982	$(14,969)
Cross currency swap agreements	—	(2,116)
	$35,982	$(17,085)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 31, 2017, the Company has contracts for approximately 24.2 million gallons outstanding for fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $5.5 million and approximately $1.0 million for the three and six months ended March 31, 2017, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.9 million and $2.8 million for the three and six months ended April 1, 2016, respectively.
As of March 31, 2017, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €64.3 million, £79.5 million and CAD15.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs, of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 31, 2017	September 30, 2016
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$2,676	$3,878
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$2,142	$5,929
Interest rate swap agreements	Other Noncurrent Liabilities	14,786	34,919
		16,928	40,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	752	447
		$17,680	$41,295
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	March 31, 2017	April 1, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$4,583	$9,088
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$5,067	$4,571
Foreign currency forward exchange contracts	Interest expense	2,597	4,315
		7,664	8,886
		$12,247	$17,974

		Six Months Ended
	Income Statement Location	March 31, 2017	April 1, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$10,556	$18,105
Cross currency swap agreements	Interest Expense	—	2,061
		10,556	20,166
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$383	$7,076
Foreign currency forward exchange contracts	Interest Expense	(4,808)	(775)
		(4,425)	6,301
		$6,131	$26,467
At March 31, 2017, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $5.4 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCKHOLDERS' EQUITY:
During the six months ended March 31, 2017 and April 1, 2016, the Company paid dividends of approximately $50.4 million and $45.8 million to its stockholders, respectively. On May 3, 2017, the Company's Board declared a $0.103 dividend per share of common stock, payable on June 6, 2017, to shareholders of record on the close of business on May 17, 2017.
During the second quarter of fiscal 2017, the Board of Directors authorized a new share repurchase program of up to $250 million worth of Aramark common stock over the next two years, of which the Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in the period.
NOTE 8. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock and Other Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
TBOs	$5.2	$4.8	$10.5	$9.7
RSUs	5.0	5.4	11.4	11.1
PSUs	7.8	3.3	11.4	7.3
Deferred Stock and Other Units	0.5	0.6	1.4	1.3
	$18.5	$14.1	$34.7	$29.4

Taxes related to share-based compensation	$6.9	$5.5	$12.9	$11.5
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 31, 2017:

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Earnings:
Net income attributable to Aramark stockholders	$70,151	$66,354	$195,490	$159,697
Shares:
Basic weighted-average shares outstanding	245,077	241,901	244,690	241,205
Effect of dilutive securities	6,646	6,369	7,247	6,808
Diluted weighted-average shares outstanding	251,723	248,270	251,937	248,013

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.29	$0.27	$0.80	$0.66
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.28	$0.27	$0.78	$0.64
Share-based awards to purchase 4.5 million shares were outstanding for both the three months ended March 31, 2017 and April 1, 2016, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.2 million shares and 0.7 million shares were outstanding for the three month periods of March 31, 2017 and April 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 3.9 million shares were outstanding for both the six months ended March 31, 2017 and April 1, 2016, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.2 million shares and 0.7 million shares were outstanding for the six month period of March 31, 2017 and April 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 10. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $103.3 million at March 31, 2017 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 31, 2017.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS North America, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see note 8). In the Company's food and support services segments, approximately 80% of the global sales is related to food services and 20% is related to facilities services. Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	March 31, 2017	April 1, 2016
FSS North America	$2,559.5	$2,520.2
FSS International	674.4	664.0
Uniform	387.7	390.6
	$3,621.6	$3,574.8

	Operating Income
	Three Months Ended
	March 31, 2017	April 1, 2016
FSS North America	$152.0	$137.2
FSS International	31.0	24.6
Uniform	45.5	43.7
	228.5	205.5
Corporate	(37.1)	(33.4)
Operating Income	191.4	172.1
Interest and Other Financing Costs, net	(97.6)	(71.7)
Income Before Income Taxes	$93.8	$100.4

	Sales
	Six Months Ended
	March 31, 2017	April 1, 2016
FSS North America	$5,222.3	$5,142.9
FSS International	1,351.6	1,358.9
Uniform	783.1	783.3
	$7,357.0	$7,285.1

	Operating Income
	Six Months Ended
	March 31, 2017	April 1, 2016
FSS North America	$337.2	$305.5
FSS International	62.8	54.6
Uniform	99.2	94.1
	499.2	454.2
Corporate	(63.7)	(68.0)
Operating Income	435.5	386.2
Interest and Other Financing Costs, net	(163.3)	(143.1)
Income Before Income Taxes	$272.2	$243.1

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company's debt at March 31, 2017 and September 30, 2016 was $5,419.1 million and $5,365.6 million, respectively. The carrying value of the Company's debt at March 31, 2017 and September 30, 2016 was $5,294.3 million and $5,270.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantor and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, are non guarantors and do not guarantee the 2024 Notes, the 4.750% Senior Notes due 2026 and the Notes. The guarantors also guarantee certain other debt. See note 5 for additional descriptions of the Notes. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$38,422	$27,821	$79,236	$—	$145,484
Receivables	—	409	311,186	1,196,421	—	1,508,016
Inventories	—	15,678	481,380	74,503	—	571,561
Prepayments and other current assets	—	10,309	66,204	93,007	—	169,520
Total current assets	5	64,818	886,591	1,443,167	—	2,394,581
Property and Equipment, net	—	29,641	759,603	215,342	—	1,004,586
Goodwill	—	173,104	4,062,203	404,867	—	4,640,174
Investment in and Advances to Subsidiaries	2,240,708	5,596,636	456,310	795,139	(9,088,793)	—
Other Intangible Assets	—	29,729	979,812	98,983	—	1,108,524
Other Assets	—	81,207	1,005,613	262,660	(2,002)	1,347,478
	$2,240,713	$5,975,135	$8,150,132	$3,220,158	$(9,090,795)	$10,495,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$50,997	$15,166	$13,405	$—	$79,568
Accounts payable	—	145,341	386,441	272,885	—	804,667
Accrued expenses and other current liabilities	—	176,960	713,160	277,428	89	1,167,637
Total current liabilities	—	373,298	1,114,767	563,718	89	2,051,872
Long-term Borrowings	—	4,760,926	56,862	396,971	—	5,214,759
Deferred Income Taxes and Other Noncurrent Liabilities	—	419,812	508,390	49,957	—	978,159
Intercompany Payable	—	—	5,054,986	1,032,348	(6,087,334)	—
Redeemable Noncontrolling Interest	—	—	9,840	—	—	9,840
Total Stockholders' Equity	2,240,713	421,099	1,405,287	1,177,164	(3,003,550)	2,240,713
	$2,240,713	$5,975,135	$8,150,132	$3,220,158	$(9,090,795)	$10,495,343

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$259,026	$2,435,422	$927,180	$—	$3,621,628
Costs and Expenses:
Cost of services provided	—	237,137	2,124,643	864,416	—	3,226,196
Depreciation and amortization	—	4,182	106,774	14,336	—	125,292
Selling and general corporate expenses	—	38,947	35,308	4,465	—	78,720
Interest and other financing costs, net	—	92,467	(728)	5,892	—	97,631
Expense allocations	—	(66,808)	64,460	2,348	—	—
	—	305,925	2,330,457	891,457	—	3,527,839
Income (Loss) before Income Tax	—	(46,899)	104,965	35,723	—	93,789
Provision (Benefit) for Income Taxes	—	(9,387)	30,922	2,023	—	23,558
Equity in Net Income of Subsidiaries	70,151	—	—	—	(70,151)	—
Net income (loss)	70,151	(37,512)	74,043	33,700	(70,151)	70,231
Less: Net income attributable to noncontrolling interest	—	—	80	—	—	80
Net income (loss) attributable to Aramark shareholder	70,151	(37,512)	73,963	33,700	(70,151)	70,151
Other comprehensive income, net of tax	31,818	12,568	604	24,681	(37,853)	31,818
Comprehensive income (loss) attributable to Aramark stockholders	$101,969	$(24,944)	$74,567	$58,381	$(108,004)	$101,969

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$511,405	$4,963,878	$1,881,728	$—	$7,357,011
Costs and Expenses:
Cost of services provided	—	465,949	4,322,293	1,737,284	—	6,525,526
Depreciation and amortization	—	8,563	208,956	34,299	—	251,818
Selling and general corporate expenses	—	67,314	67,789	9,089	—	144,192
Interest and other financing costs, net	—	153,820	(1,360)	10,848	—	163,308
Expense allocations	—	(142,827)	138,332	4,495	—	—
	—	552,819	4,736,010	1,796,015	—	7,084,844
Income (Loss) before Income Tax	—	(41,414)	227,868	85,713	—	272,167
Provision (Benefit) for Income Taxes	—	(7,910)	67,239	17,173	—	76,502
Equity in Net Income of Subsidiaries	195,490	—	—	—	(195,490)	—
Net income (loss)	195,490	(33,504)	160,629	68,540	(195,490)	195,665
Less: Net income attributable to noncontrolling interest	—	—	175	—	—	175
Net income (loss) attributable to Aramark shareholder	195,490	(33,504)	160,454	68,540	(195,490)	195,490
Other comprehensive income (loss), net of tax	7,136	38,035	(1,323)	(43,667)	6,955	7,136
Comprehensive income attributable to Aramark stockholders	$202,626	$4,531	$159,131	$24,873	$(188,535)	$202,626

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$253,674	$2,433,802	$887,346	$—	$3,574,822
Costs and Expenses:
Cost of services provided	—	235,755	2,133,606	840,349	—	3,209,710
Depreciation and amortization	—	4,405	99,303	16,583	—	120,291
Selling and general corporate expenses	—	35,583	32,483	4,641	—	72,707
Interest and other financing costs	—	66,881	(711)	5,581	—	71,751
Expense allocations		(61,435)	44,928	16,507	—	—
	—	281,189	2,309,609	883,661	—	3,474,459
Income (Loss) before Income Tax	—	(27,515)	124,193	3,685	—	100,363
Provision (Benefit) for Income Taxes	—	(9,753)	42,545	1,074	—	33,866
Equity in Net Income of Subsidiaries	66,354	—	—	—	(66,354)	—
Net income (loss)	66,354	(17,762)	81,648	2,611	(66,354)	66,497
Less: Net income attributable to noncontrolling interest	—	—	143	—	—	143
Net income (loss) attributable to Aramark shareholder	66,354	(17,762)	81,505	2,611	(66,354)	66,354
Other comprehensive income (loss), net of tax	8,468	(18,326)	(1,720)	43,895	(23,849)	8,468
Comprehensive income (loss) attributable to Aramark stockholders	$74,822	$(36,088)	$79,785	$46,506	$(90,203)	$74,822

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$510,417	$4,950,869	$1,823,811	$—	$7,285,097
Costs and Expenses:
Cost of services provided	—	470,729	4,333,350	1,700,154	—	6,504,233
Depreciation and amortization	—	7,868	205,580	34,361	—	247,809
Selling and general corporate expenses	—	72,429	64,976	9,443	—	146,848
Interest and other financing costs	—	130,464	(1,160)	13,767	—	143,071
Expense allocations	—	(155,485)	142,479	13,006	—	—
	—	526,005	4,745,225	1,770,731	—	7,041,961
Income (Loss) before Income Tax	—	(15,588)	205,644	53,080	—	243,136
Provision (Benefit) for Income Taxes	—	(4,924)	69,319	18,808	—	83,203
Equity in Net Income of Subsidiaries	159,697	—	—	—	(159,697)	—
Net income (loss)	159,697	(10,664)	136,325	34,272	(159,697)	159,933
Less: Net income attributable to noncontrolling interest	—	—	236	—	—	236
Net income (loss) attributable to Aramark shareholder	159,697	(10,664)	136,089	34,272	(159,697)	159,697
Other comprehensive income (loss), net of tax	13,470	(8,441)	(3,282)	29,930	(18,207)	13,470
Comprehensive income (loss) attributable to Aramark stockholders	$173,167	$(19,105)	$132,807	$64,202	$(177,904)	$173,167

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$123,008	$309,568	$41,646	$(46,018)	$428,204
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(11,198)	(170,314)	(33,625)	—	(215,137)
Disposals of property and equipment	—	80	3,675	1,376	—	5,131
Acquisitions of businesses, net of cash acquired	—	—	(66,692)	(825)	—	(67,517)
Other investing activities	—	(83,935)	1,280	84,177	—	1,522
Net cash used in investing activities	—	(95,053)	(232,051)	51,103	—	(276,001)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,099,709	—	455,363	—	3,555,072
Payments of long-term borrowings	—	(3,216,149)	(9,432)	(313,100)	—	(3,538,681)
Net change in funding under the Receivables Facility	—	—	—	32,000	—	32,000
Payments of dividends	—	(50,378)	—	—	—	(50,378)
Proceeds from issuance of common stock	—	11,319	—	—	—	11,319
Repurchase of stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(61,591)	(2,517)	(4,523)	—	(68,631)
Change in intercompany, net	—	279,707	(69,091)	(256,634)	46,018	—
Net cash provided by (used in) financing activities	—	(37,383)	(81,040)	(86,894)	46,018	(159,299)
Increase (decrease) in cash and cash equivalents	—	(9,428)	(3,523)	5,855	—	(7,096)
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$38,422	$27,821	$79,236	$—	$145,484

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended April 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$29,134	$218,921	$(102,295)	$105,707	$251,467
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(10,715)	(198,294)	(28,824)	—	(237,833)
Disposals of property and equipment	—	—	4,000	—	—	4,000
Acquisitions of businesses, net of cash acquired	—	—	(232)	(57,864)	—	(58,096)
Other investing activities	—	(1,266)	3,620	241	—	2,595
Net cash used in investing activities	—	(11,981)	(190,906)	(86,447)	—	(289,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	393,969	—	559	—	394,528
Payments of long-term borrowings	—	(122,818)	(7,589)	(140,968)	—	(271,375)
Payments of dividends	—	(45,795)	—	—	—	(45,795)
Proceeds from issuance of common stock	—	16,524	—	—	—	16,524
Other financing activities	—	(28,262)	(2,087)	(358)	—	(30,707)
Change in intercompany, net	—	(224,992)	(28,880)	359,579	(105,707)	—
Net cash provided by (used in) financing activities	—	(11,374)	(38,556)	218,812	(105,707)	63,175
Increase (decrease) in cash and cash equivalents	—	5,779	(10,541)	30,070	—	25,308
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$37,571	$32,270	$77,878	$—	$147,724

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2017 and April 1, 2016 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 30, 2016 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2016.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 31, 2017 and April 1, 2016 (dollars in millions).

	Three Months Ended		Change
	March 31, 2017	April 1, 2016	$	%
Sales	$3,621.6	$3,574.8	$46.8	1%
Costs and Expenses:
Cost of services provided	3,226.2	3,209.7	16.5	1%
Other operating expenses	204.0	193.0	11.0	6%
	3,430.2	3,402.7	27.5	1%
Operating income	191.4	172.1	19.3	11%
Interest and Other Financing Costs, net	97.6	71.7	25.9	36%
Income Before Income Taxes	93.8	100.4	(6.6)	(7)%
Provision for Income Taxes	23.6	33.9	(10.3)	(30)%
Net income	$70.2	$66.5	$3.7	6%

	Three Months Ended		Change
Sales by Segment(1)	March 31, 2017	April 1, 2016	$	%
FSS North America	$2,559.5	$2,520.2	$39.3	2%
FSS International	674.4	664.0	10.4	2%
Uniform	387.7	390.6	(2.9)	(1)%
	$3,621.6	$3,574.8	$46.8	1%

	Three Months Ended		Change
Operating Income by Segment	March 31, 2017	April 1, 2016	$	%
FSS North America	$152.0	$137.2	14.8	11%
FSS International	31.0	24.6	6.4	27%
Uniform	45.5	43.7	1.8	4%
Corporate	(37.1)	(33.4)	(3.7)	11%
	$191.4	$172.1	$19.3	11%
(1) As a percentage of total sales, FSS North America represented 70%, FSS International represented 19% and Uniform represented 11% in both the three months ended March 31, 2017 and April 1, 2016.

	Six Months Ended		Change
	March 31, 2017	April 1, 2016	$	%
Sales	$7,357.0	$7,285.1	$71.9	1%
Costs and Expenses:
Cost of services provided	6,525.5	6,504.2	21.3	—%
Other operating expenses	396.0	394.7	1.3	—%
	6,921.5	6,898.9	22.6	—%
Operating income	435.5	386.2	49.3	13%
Interest and Other Financing Costs, net	163.3	143.1	20.2	14%
Income Before Income Taxes	272.2	243.1	29.1	12%
Provision for Income Taxes	76.5	83.2	(6.7)	(8)%
Net income	$195.7	$159.9	$35.8	22%

	Six Months Ended		Change
Sales by Segment(1)	March 31, 2017	April 1, 2016	$	%
FSS North America	$5,222.3	$5,142.9	$79.4	2%
FSS International	1,351.6	1,358.9	(7.3)	(1)%
Uniform	783.1	783.3	(0.2)	—%
	$7,357.0	$7,285.1	$71.9	1%

	Six Months Ended		Change
Operating Income by Segment	March 31, 2017	April 1, 2016	$	%
FSS North America	$337.2	$305.5	$31.7	10%
FSS International	62.8	54.6	8.2	15%
Uniform	99.2	94.1	5.1	5%
Corporate	(63.7)	(68.0)	4.3	(6)%
	$435.5	$386.2	$49.3	13%
(1) As a percentage of total sales, FSS North America represented 71% and 70%, FSS International represented 18% and 19% and Uniform represented 11% and 11% for the six months ended March 31, 2017 and April 1, 2016, respectively.
Consolidated Overview
Sales were $3.6 billion and $7.4 billion for the three and six month periods of fiscal 2017, respectively, an increase of approximately 1% for both the three and six month periods of fiscal 2017 compared to the prior year periods. Sales for the three and six month periods of fiscal 2017 were primarily impacted by:

•	growth in the Sports, Leisure & Corrections sector offset by a decrease in the Healthcare sector in the FSS North America segment; and
•growth in Ireland and Germany in the FSS International segment; and

•	the negative impact of foreign currency translation (approximately $22 million and $64 million or -1% in both the consolidated results in each period, respectively).
Cost of services provided as a percentage of sales was 89% for the three month period of fiscal 2017 compared to 90% in the prior year period and 89% in both the six month periods of fiscal 2017 and fiscal 2016. The following table presents the percentages attributable to the components in cost of services provided for the three and six months ended March 31, 2017 and April 1, 2016.

	Three Months Ended		Six Months Ended
Cost of services provided components	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Food and support service costs	26%	27%	26%	28%
Personnel costs	48%	47%	47%	46%
Other direct costs	26%	26%	27%	26%
	100%	100%	100%	100%

Operating income of $191.4 million and $435.5 million for the three and six months ended March 31, 2017 represented an increase of approximately 11% and 13% over the prior year periods, respectively. The increase in operating income for the three and six months ended March 31, 2017 was impacted by:
•profit growth across all of our reportable segments;

•	a decrease in acquisition-related amortization expense in the FSS North America segment (approximately $4.8 million and $15.1 million, respectively); and

•	a decrease in severance related costs (approximately $8.0 million and $7.1 million, respectively); which more than offset

•	an increase in share-based compensation (approximately $4.4 million and $5.3 million respectively).
The three month period of fiscal 2017 was also negatively impacted by an increase in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $3.6 million ). The six month period of fiscal 2017 was also positively impacted by income from our casualty insurance program (approximately $6.5 million).
Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2017 increased 36% and 14% when compared to the prior year periods, respectively. The increase in the three and six month period of fiscal 2017 was primarily due to charges of approximately $30.0 million for the write-off of deferred financing costs, original issue discount, call premium and interest rate swap fair value adjustments related to refinancing activity during the second quarter of fiscal 2017, which was partially offset by the maturing of interest rate swaps in fiscal 2016.
The effective income tax rate for the three and six month periods of fiscal 2017 was 25.1% and 28.1%, respectively, compared to 33.7% and 34.2% in the prior periods, respectively. The decrease in the effective tax rate in both current year periods is primarily due to the $5.9 million and $12.2 million tax benefit recognized for the three and six months ended March 31, 2017, respectively, as a result of the adoption of the accounting standard update related to share-based payment transactions (see note 1 to the condensed consolidated financial statements) and from the impact of certain permanently reinvested foreign earnings for the three and six months ended March 31, 2017.
Segment Results
FSS North America Segment
The five sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016*	March 31, 2017	April 1, 2016*
Business & Industry	$385.6	$383.2	$759.6	$764.1
Education	869.9	862.2	1,791.9	1,764.1
Healthcare	317.9	345.5	639.2	686.7
Sports, Leisure & Corrections	468.6	405.4	999.2	879.0
Facilities & Other	517.5	523.9	1,032.4	1,049.0
	$2,559.5	$2,520.2	$5,222.3	$5,142.9
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
FSS North America segment sales for both the three and six month periods of fiscal 2017 increased approximately 2% compared to the prior year periods.
Business & Industry sector sales increased approximately 1% for the three month period of fiscal 2017 due to net new business and declined approximately 1% for the six month period of fiscal 2017 due to net lost business. Education sector sales increased approximately 1% and 2% for the three and six month periods of fiscal 2017, respectively, due to an increase in base business. Healthcare sector sales declined approximately 8% and 7% for the three and six month periods of fiscal 2017, respectively, due to net lost business. Sports, Leisure & Corrections sector sales increased approximately 16% and 14% for the three and six month periods of fiscal 2017, respectively, due to net new business and base business growth across the sector.

Facilities & Other sector sales declined approximately 1% and 2% for the three and six month periods of fiscal 2017, respectively, due to net lost business.
Cost of services provided was $2.3 billion for the three month periods of both fiscal 2017 and fiscal 2016 and $4.7 billion and $4.6 billion for the six month periods of fiscal 2017 and fiscal 2016, respectively. Cost of services provided as a percentage of sales was 90% and 89% for the three and six month periods of fiscal 2017, respectively, and 90% in both the three and six month periods of fiscal 2016.
Operating income for the three and six month periods of fiscal 2017 increased 11% and 10% as compared to the prior year periods, respectively. The increase in operating income for the three and six month periods of fiscal 2017 was impacted by:

•	a decrease in acquisition-related amortization expense (approximately $4.8 million and $15.1 million, respectively); and

•	productivity improvements in base business, specifically in our Business & Industry, Education and Sports, Leisure & Corrections sectors; partially offset by

•	a profit decline in our Healthcare and Facilities & Other sectors.
The six month period of fiscal 2017 also includes income from our casualty insurance program (approximately $4.0 million).
FSS International Segment
Sales in the FSS International segment for the three month period of fiscal 2017 increased 2% for the three month period of fiscal 2017 and decreased 1% for the six month period of fiscal 2017 compared to the prior year periods, respectively. The sales increase for the three month period of fiscal 2017 was impacted by:

•	sales growth in Ireland, Germany and Korea partially offset by a sales decline in the U.K.; and

•	the negative impact of foreign currency translation (approximately $28 million or -4%).
The sales decrease for the six month period of fiscal 2017 was impacted by:

•	the negative impact of foreign currency translation (approximately $70 million or -5%); and

•	a sales decline in the U.K. and South America; which was partially offset by

•	sales growth in Ireland, Germany and Korea.
Cost of services provided was $0.6 billion for the three month periods of both fiscal 2017 and fiscal 2016 and $1.3 billion for the six month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 93% in both the three and six month periods of fiscal 2017 and 94% in both the three and six month periods of fiscal 2016.
Operating income for the three and six month periods of fiscal 2017 increased 27% and 15% compared to the prior year periods, respectively. The increase in operating income for the three and six month periods of fiscal 2017 was impacted by:

•	productivity gains in base business, specifically in South America and China; and

•	a decrease in severance related costs (approximately $3.9 million and $3.0 million, respectively); which more than offset

•	the negative impact of foreign currency translation (approximately -5% and -2%, respectively).
Uniform Segment
Uniform segment sales decreased 1% for the three month period and were approximately equal for the six month period of fiscal 2017 compared to the prior year periods, respectively. The decrease for the three month period of fiscal 2017 is primarily the result of a decrease in base business.
Cost of services provided was $0.3 billion for the three month periods of both fiscal 2017 and fiscal 2016 and $0.6 billion for the six month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 79% and 80% in the three month periods of fiscal 2017 and fiscal 2016, respectively, and 79% in the six month periods of both fiscal 2017 and fiscal 2016.
Operating income for the three and six month periods of fiscal 2017 increased 4% and 5% compared to the prior year periods, respectively. The increase in both periods was due to capacity expansion projects that adversely impacted the prior year, a net gain from sale of property and prior year severance related costs of approximately $2.5 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $37.1 million for the three month period of fiscal 2017 compared to $33.4 million for the prior year period. The increase is primarily due to the impact of:

•	a year-over-year increase in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $3.6 million); and

•	an increase in share-based compensation expense (approximately $4.4 million); partially offset by

•	the prior year consulting costs related to our transformation initiatives (approximately $3.1 million).
For the six month period of fiscal 2017, corporate expenses were $63.7 million compared to $68.0 million for the prior year period. The decrease is primarily due to the impact of:

•	the prior year consulting costs related to our transformation initiatives (approximately $6.5 million); and

•	a year-over-year decrease in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $1.8 million); partially offset by

•	an increase in share-based compensation expense (approximately $5.3 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of March 31, 2017, we had $145.5 million of cash and cash equivalents and approximately $998.5 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations, primarily in the U.S. As of March 31, 2017, there was approximately $551.6 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Repatriation of certain overseas funds can result in additional U.S. federal income tax payments. Undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $64 million at March 31, 2017. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 31, 2017	April 1, 2016
Net cash provided by operating activities	$428.2	$251.5
Net cash used in investing activities	(276.0)	(289.3)
Net cash provided by (used in) financing activities	(159.3)	63.2
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
During the six month period of fiscal 2017, the increase in net income resulted from the higher operating results discussed above. The change in operating assets and liabilities was approximately $140.7 million favorable compared to the prior year period, primarily due to the following:

•
Prepayments were a larger source of cash in the current period due to the timing of prepayments made at the end of fiscal 2016 related to interest on the U.S. dollar denominated term loan, insurance premiums and taxes; and

•	Accounts payable were less of a use of cash compared to the prior year period due to the timing of disbursements; partially offset by

•	Accounts receivable were a greater use of cash compared to the prior year period due to timing of collections.
During the six month period of fiscal 2017, the Company received proceeds of approximately $9.7 million related to our casualty insurance program from our loss experience being favorable related to a prior year. During the six month period of fiscal 2016, we received proceeds of $5.7 million related to the termination of outstanding amortizing cross currency swap agreements. The "Other operating activities" caption reflects the adjustments to net income in the current year period related to certain financing related charges in connection with our refinancing activity.

Cash Flows Used in Investing Activities
The decrease in net cash flows used in investing activities between periods relates primarily to the timing of client contract investments partially offset by a higher level of spending for acquisitions.
Cash Flows Provided by (Used in) Financing Activities
During the second quarter of fiscal 2017, Aramark Services, Inc. issued $600.0 million of 5.000% Senior Notes due 2025 and Aramark International Finance S.à.r.l. issued €325.0 million ($351.5 million) of 3.125% Senior Notes due 2025 (collectively the "Senior Notes"). Also during the second quarter of fiscal 2017, we entered into a new credit agreement (the "Credit Agreement"), which resulted in the Company receiving proceeds of $2,400.0 million in the aggregate of new U.S. term loans, new CAD133.4 million ($100.2 million) of term loans denominated in Canadian dollars and ¥11,107.0 million ($99.7 million) of term loans denominated in yen. The proceeds from the issuances of the Senior Notes and new Credit Agreement were used to repay all existing term loan facilities under the Company's existing senior secured credit facilities, redeem $228.8 million of the 5.750% Senior Notes due 2020 and to pay related fees and expenses of approximately $43.0 million, which are included in "Other financing activities" in the Condensed Consolidated Statements of Cash Flows. See note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended March 31, 2017.
During the six month period of fiscal 2016, Aramark Services, Inc. issued $400.0 million of 5.125% Senior Notes due January 2024, repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million and made an optional prepayment of outstanding term loans under our senior secured term loan facility due September 2019 of $60.0 million.
During the second quarter of fiscal 2017, the Board of Directors authorized a new share repurchase program of up to $250 million worth of Aramark common stock over the next two years, of which the Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in the period. We may utilize various methods to effect repurchases of its common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.  Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
The "Other financing activities" also reflects a use of cash during the six month period of fiscal 2017 and fiscal 2016 primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes (see note 1 to the condensed consolidated financial statements).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 31, 2017, we were in compliance with these covenants. Generally, the covenants of the Credit Agreement remain substantially consistent with the previous credit agreement.
As stated above, the Credit Agreement and the indentures governing our senior notes contain provisions that restrict our ability to pay dividends and repurchase stock (collectively, “Restricted Payments”).  In addition to customary exceptions, the Credit Agreement and indentures permit Restricted Payments in the aggregate up to an amount that increases quarterly by 50% of our Consolidated Net Income, as such term is defined in these debt agreements, subject to being in compliance with the interest coverage ratio described below.
Under the Credit Agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests and covenants. The indentures governing our senior notes also require us to comply with certain financial ratios in order to take certain actions. Our continued ability to meet those financial ratios, tests and covenants can be affected by events beyond our control, and there can be no assurance that we will meet those ratios, tests and covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	March 31, 2017	December 30, 2016	September 30, 2016	July 1, 2016	March 31, 2017
Net income attributable to Aramark Services, Inc. stockholder	$70.2	$125.3	$83.3	$44.8	$323.6
Interest and other financing costs, net	97.6	65.7	68.4	103.8	335.5
Provision for income taxes	23.6	52.9	38.8	20.7	136.0
Depreciation and amortization	125.3	126.5	125.6	122.4	499.8
Share-based compensation expense(1)	18.5	16.2	13.4	14.2	62.3
Pro forma EBITDA for equity method investees(2)	2.3	5.6	3.1	2.3	13.3
Pro forma EBITDA for certain transactions(3)	0.3	(0.3)	0.5	1.9	2.4
Other(4)	2.9	(3.5)	24.9	(3.7)	20.6
Covenant Adjusted EBITDA	$340.7	$388.4	$358.0	$306.4	$1,393.5

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

(4)
Other includes the following for the twelve months ended March 31, 2017: organizational streamlining initiatives ($18.8 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($10.2 million gain), expenses related to acquisition costs ($4.0 million), property and other asset write-downs associated with the sale of a building ($5.1 million), asset write-offs ($5.0 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2017 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.125x	2.03x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	5.04x

(1)
Our Credit Agreement requires us to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness outstanding under the Credit Agreement, capital leases, advances under the Receivables Facility and any other indebtedness secured by a lien reduced by the amount of cash and cash equivalents on our balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under our Credit Agreement, which, if our revolving credit facility lenders failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
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
During the second quarter of fiscal 2017, the Company had a material change to its debt structure (see note 5 to the condensed consolidated financial statements). As a result of this material change in debt structure, the following table summarizes our estimated future obligations for debt repayments and estimated interest payments as of March 31, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of March 31, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,256,089	$64,303	$431,508	$760,341	$3,999,937
Capital lease obligations	72,211	15,265	34,773	22,173	—
Estimated interest payments(2)	1,348,000	199,000	378,200	354,600	416,200
	$6,676,300	$278,568	$844,481	$1,137,114	$4,416,137

(1)	Excludes the $50.3 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $16.3 million from the unamortized premium on the 2024 Notes.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at March 31, 2017 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2017 through 2022 is $4,939.1 million, $4,897.1 million, $4,839.9 million, $4,767.5 million, $4,675.1 million and $4,390.0 million, respectively. The average interest rate (after giving effect to interest rate swaps) for each fiscal year from 2017 through 2022 is 2.74%, 3.24%, 3.52%, 3.69%, 3.80% and 3.87%, respectively (see note 5 to the condensed consolidated financial statements for the terms and maturities of existing debt obligations).

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations as of March 31, 2017. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods (see notes 5 and 12 to the condensed consolidated financial statements). The table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at March 31, 2017. The Company's market risk associated with its interest rate swaps has not materially changed from September 30, 2016 (see note 6 to the condensed consolidated financial statements).

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of March 31, 2017	2017 - 2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate	$29	$15	$12	$9	$7	$2,346	$2,418	$2,490
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.7%	4.7%
Variable rate	$93	$347	$103	$113	$600	$1,654	$2,910	$2,929
Average interest rate	3.2%	1.8%	2.8%	2.7%	2.6%	3.0%	2.7%

Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the second fiscal quarter:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 December 31, 2016 - January 27, 2017	N/A		N/A	N/A	$250,000,000
Month 2 January 28, 2017 - February 24, 2017	2,393,692	(2)	$36.19	2,393,692	$150,000,000	(2)
Month 3 February 25, 2017 - March 31, 2017	369,666	(2)	$36.19	369,666	$150,000,000	(2)
Total	2,763,358		$36.19	2,763,358	$150,000,000

(1)
On February 7, 2017, we announced a share repurchase program allowing us to repurchase up to $250.0 million of our common stock, expiring in February 2019.  We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions.  The program may be suspended or discontinued at any time.

(2)	Effected pursuant to an accelerated share repurchase agreement entered into in February 2017 with a final settlement in March 2017.

Item 6.    Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
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

4.1
Indenture, dated as of March 22, 2017, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark’s Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

4.2
Indenture, dated as of March 27, 2017, among Aramark International Finance S.à r.l., as issuer, Aramark, as parent guarantor, Aramark Services, Inc., the subsidiary guarantors named therein, The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent (incorporated by reference to Exhibit 4.2 of Aramark’s Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.1
Credit Agreement, dated as of March 28, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l., each subsidiary of the U.S. Borrower that from time to time becomes a party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K/A filed with the SEC on March 29, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.2
U.S. Pledge and Security Agreement, dated as of March 28, 2017, among Aramark Intermediate HoldCo Corporation, Aramark Services, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent.

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

101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2017 and April 1, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and April 1, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and April 1, 2016; and (v) Notes to Condensed Consolidated Financial Statements.