Form 10-Q
period 2017-06-30
Aramark
filed 2017-08-08
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended June 30, 2017 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, the number of shares of the registrant's common stock outstanding is 245,105,108.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 23, 2016 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$154,674	$152,580
Receivables (less allowances: 2017 - $49,447; 2016 - $48,058)	1,532,879	1,476,349
Inventories	567,564	587,155
Prepayments and other current assets	209,325	276,487
Total current assets	2,464,442	2,492,571
Property and Equipment, net	981,536	1,023,083
Goodwill	4,702,397	4,628,881
Other Intangible Assets	1,121,541	1,111,883
Other Assets	1,380,455	1,325,654
	$10,650,371	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$74,237	$46,522
Accounts payable	729,041	847,588
Accrued expenses and other current liabilities	1,098,624	1,290,635
Total current liabilities	1,901,902	2,184,745
Long-Term Borrowings	5,440,143	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	975,715	1,003,013
Redeemable Noncontrolling Interest	9,844	9,794
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2017—276,454,403 shares and 2016—272,565,923 shares; and outstanding: 2017—245,023,211 shares and 2016—244,713,580 shares)	2,765	2,726
Capital surplus	2,994,994	2,921,725
Retained earnings/(Accumulated deficit)	159,182	(33,778)
Accumulated other comprehensive loss	(156,073)	(180,783)
Treasury stock (shares held in treasury: 2017—31,431,192 shares and 2016—27,852,343 shares)	(678,101)	(548,884)
Total stockholders' equity	2,322,767	2,161,006
	$10,650,371	$10,582,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30, 2017	July 1, 2016
Sales	$3,593,277	$3,586,908
Costs and Expenses:
Cost of services provided	3,232,366	3,233,884
Depreciation and amortization	126,440	122,363
Selling and general corporate expenses	79,792	61,317
	3,438,598	3,417,564
Operating income	154,679	169,344
Interest and Other Financing Costs, net	61,483	103,764
Income Before Income Taxes	93,196	65,580
Provision for Income Taxes	27,832	20,722
Net income	65,364	44,858
Less: Net income attributable to noncontrolling interest	69	93
Net income attributable to Aramark stockholders	$65,295	$44,765

Earnings per share attributable to Aramark stockholders:
Basic	$0.27	$0.18
Diluted	$0.26	$0.18
Weighted Average Shares Outstanding:
Basic	244,266	242,831
Diluted	251,156	249,057

	Nine Months Ended
	June 30, 2017	July 1, 2016
Sales	$10,950,288	$10,872,005
Costs and Expenses:
Cost of services provided	9,757,892	9,738,117
Depreciation and amortization	378,258	370,172
Selling and general corporate expenses	223,984	208,165
	10,360,134	10,316,454
Operating income	590,154	555,551
Interest and Other Financing Costs, net	224,791	246,835
Income Before Income Taxes	365,363	308,716
Provision for Income Taxes	104,334	103,925
Net income	261,029	204,791
Less: Net income attributable to noncontrolling interest	244	329
Net income attributable to Aramark stockholders	$260,785	$204,462

Earnings per share attributable to Aramark stockholders:
Basic	$1.07	$0.85
Diluted	$1.04	$0.82
Weighted Average Shares Outstanding:
Basic	244,399	241,740
Diluted	251,548	248,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	June 30, 2017	July 1, 2016
Net income	$65,364	$44,858
Other comprehensive income (loss), net of tax
Pension plan adjustments	—	(5,383)
Foreign currency translation adjustments	16,994	(2,105)
Fair value of cash flow hedges	580	(441)
Other comprehensive income (loss), net of tax	17,574	(7,929)
Comprehensive income	82,938	36,929
Less: Net income attributable to noncontrolling interest	69	93
Comprehensive income attributable to Aramark stockholders	$82,869	$36,836

	Nine Months Ended
	June 30, 2017	July 1, 2016
Net income	$261,029	$204,791
Other comprehensive income, net of tax
Pension plan adjustments	—	(5,383)
Foreign currency translation adjustments	(4,258)	3,655
Fair value of cash flow hedges	28,968	7,269
Other comprehensive income, net of tax	24,710	5,541
Comprehensive income	285,739	210,332
Less: Net income attributable to noncontrolling interest	244	329
Comprehensive income attributable to Aramark stockholders	$285,495	$210,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income	$261,029	$204,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	378,258	370,172
Deferred income taxes	(21,094)	54,291
Share-based compensation expense	50,318	43,556
Changes in operating assets and liabilities	(251,872)	(286,103)
Other operating activities	32,550	23,833
Net cash provided by operating activities	449,189	410,540
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(340,294)	(350,170)
Disposals of property and equipment	14,917	18,029
Acquisition of certain businesses, net of cash acquired	(130,094)	(59,377)
Other investing activities	1,701	7,194
Net cash used in investing activities	(453,770)	(384,324)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,707,408	1,398,395
Payments of long-term borrowings	(3,561,500)	(1,245,449)
Net change in funding under the Receivables Facility	82,000	(9,730)
Payments of dividends	(75,543)	(68,873)
Proceeds from issuance of common stock	23,048	23,296
Repurchase of stock	(100,000)	—
Other financing activities	(68,738)	(49,764)
Net cash provided by financing activities	6,675	47,875
Increase in cash and cash equivalents	2,094	74,091
Cash and cash equivalents, beginning of period	152,580	122,416
Cash and cash equivalents, end of period	$154,674	$196,507

	Nine Months Ended
(dollars in millions)	June 30, 2017	July 1, 2016
Interest paid	$147.3	$174.0
Income taxes paid	$81.3	$26.2

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
New Accounting Standards Updates
In May 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company will adopt this standard in conjunction with the revenue recognition standard, as described below. The Company is currently evaluating the impact of the pronouncement.
In May 2017, the FASB issued an ASU to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2016, the FASB issued an ASU to update several aspects of the accounting for share-based payment transactions. Upon adoption, the ASU requires that excess tax benefits for share-based payments be recorded as a reduction to the provision for income taxes and reflected within cash flows from operating activities rather than being recorded within stockholders’ equity and reflected within cash flows from financing activities. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on a cash flow statement, and provides an accounting policy election to account for forfeitures as they occur.
The Company elected to early adopt the guidance as of the beginning of its first quarter of fiscal 2017. The impact to the Condensed Consolidated Statements of Income was $6.2 million and $18.4 million of excess tax benefit recorded as a reduction to the provision for income taxes for the three and nine months ended June 30, 2017. The adoption impact to the Condensed Consolidated Balance Sheets was a cumulative-effect adjustment of approximately $9.8 million to increase retained earnings for previously unrecognized excess tax benefits. The Company applied the guidance related to the presentation in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The excess tax benefits of $18.4 million and $21.7 million for share-based awards are included in operating activities, previously classified in financing activities, and approximately $22.7 million and $23.9 million of cash paid for employee taxes for withheld shares are included in financing activities, previously classified in operating activities, for the nine months ended June 30, 2017 and July 1, 2016, respectively. As a result of the adoption, the excess tax benefits are no longer included in the calculation of diluted shares under the treasury stock method, which increased the diluted shares outstanding by approximately 1.4 million shares for both the three and nine months ended June 30, 2017. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	June 30, 2017			July 1, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$65,364			$44,858
Pension plan adjustments	—	—	—	(8,282)	2,899	(5,383)
Foreign currency translation adjustments	14,529	2,465	16,994	4,142	(6,247)	(2,105)
Fair value of cash flow hedges	951	(371)	580	(730)	289	(441)
Other comprehensive income (loss)	15,480	2,094	17,574	(4,870)	(3,059)	(7,929)
Comprehensive income			82,938			36,929
Less: Net income attributable to noncontrolling interest			69			93
Comprehensive income attributable to Aramark stockholders			$82,869			$36,836

	Nine Months Ended
	June 30, 2017			July 1, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$261,029			$204,791
Pension plan adjustments	—	—	—	(8,282)	2,899	(5,383)
Foreign currency translation adjustments	(11,429)	7,171	(4,258)	17,190	(13,535)	3,655
Fair value of cash flow hedges	47,489	(18,521)	28,968	2,351	4,918	7,269
Other comprehensive income (loss)	36,060	(11,350)	24,710	11,259	(5,718)	5,541
Comprehensive income			285,739			210,332
Less: Net income attributable to noncontrolling interest			244			329
Comprehensive income attributable to Aramark stockholders			$285,495			$210,003
Accumulated other comprehensive loss consists of the following (in thousands):

	June 30, 2017	September 30, 2016
Pension plan adjustments	$(65,267)	$(65,267)
Foreign currency translation adjustments	(72,719)	(68,461)
Cash flow hedges	(7,405)	(36,373)
Share of equity investee's accumulated other comprehensive loss	(10,682)	(10,682)
	$(156,073)	$(180,783)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are generally amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is generally reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $900.1 million and $865.0 million as of June 30, 2017 and September 30, 2016, respectively.
Income Taxes
Effective for the first quarter of fiscal 2017, the earnings since the beginning of the fiscal year of certain of the Company's foreign subsidiaries are intended to be indefinitely reinvested in operations outside the U.S. and, therefore, U.S. taxes have not been recorded on those earnings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. ACQUISITIONS:
During the nine month period of fiscal 2017, the Company paid cash consideration of approximately $130.1 million for various acquisitions. The sales, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's condensed consolidated financial statements.
During the second quarter of fiscal 2016, the Company completed the purchase of Avoca Handweavers Limited ("Avoca"), an Irish retail and café business, for cash consideration of approximately $65.8 million (approximately $59.2 million, net of cash acquired). The sales, net income, assets and liabilities of Avoca did not have a material impact on the Company's condensed consolidated financial statements.
NOTE 3. SEVERANCE:
During the third quarter of fiscal 2017, the Company updated its previously initiated actions on streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. The Company recorded net severance charges of approximately $18.4 million during the three and nine month periods of fiscal 2017. For the three and nine month periods of fiscal 2016, the Company recorded net severance charges of approximately $1.9 million and $9.0 million, respectively.
As of June 30, 2017 and September 30, 2016, the Company had an accrual of approximately $27.3 million and $26.1 million, respectively, related to the unpaid obligations for these actions.
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
Changes in total goodwill during the nine months ended June 30, 2017 follow (in thousands):

Segment	September 30, 2016	Acquisition	Translation	June 30, 2017
FSS North America	$3,635,614	$32,497	$(1,138)	$3,666,973
FSS International	418,488	32,022	6,029	456,539
Uniform	574,779	4,106	—	578,885
	$4,628,881	$68,625	$4,891	$4,702,397
Goodwill related to the acquisitions made during the nine months ended June 30, 2017 may be revised upon final determination of the purchase price allocation.
Other intangible assets consist of the following (in thousands):

	June 30, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,357,151	$(1,034,710)	$322,441	$1,793,739	$(1,462,058)	$331,681
Trade names	799,100	—	799,100	781,835	(1,633)	780,202
	$2,156,251	$(1,034,710)	$1,121,541	$2,575,574	$(1,463,691)	$1,111,883
During the nine months ended June 30, 2017, the Company acquired customer relationship assets and trade names with preliminary values of approximately $55.6 million and $17.8 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 14 years. The Aramark and other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.
Amortization of intangible assets for the nine months ended June 30, 2017 and July 1, 2016 was approximately $66.3 million and $75.9 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 30, 2017	September 30, 2016
Senior secured revolving credit facility, due March 2022	$155,700	$—
Senior secured term loan facility, due September 2019	—	840,305
Senior secured term loan facility, due February 2021	—	2,450,749
Senior secured term loan facility, due March 2022	835,607	—
Senior secured term loan facility, due March 2024	1,736,423	—
5.750% senior notes, due March 2020	—	227,032
5.125% senior notes, due January 2024	904,014	905,095
4.750% senior notes, due June 2026	493,320	492,886
5.000% senior notes, due April 2025	589,450	—
3.125% senior notes, due April 2025	366,822	—
Receivables Facility, due May 2019	350,000	268,000
Capital leases	78,447	78,615
Other	4,597	7,354
	5,514,380	5,270,036
Less—current portion	(74,237)	(46,522)
	$5,440,143	$5,223,514
As of June 30, 2017, there was approximately $571.4 million of outstanding foreign currency borrowings.
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
On March 28, 2017, ASI and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement"). Among other things, the Credit Agreement provides for the following as of June 30, 2017:

•	A U.S. dollar denominated term loan to ASI in the amount of $641.9 million, due 2022, ("U.S. Term Loan A") and $1.7 billion, due 2024 ("U.S. Term Loan B");

•	A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD131.7 million, due 2022 (approximately $101.6 million) ("Canadian Term Loan");

•	A yen denominated term loan to ASI in the amount of ¥11,079.2 million, due 2022 (approximately $98.6 million) ("Yen Term Loan"); and

•
A revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1.0 billion and a final maturity date of March 28, 2022.

The net proceeds from the Notes and borrowings under the senior secured term loan facilities under the Credit Agreement were used to repay all existing outstanding borrowings under the term loans under the Previous Credit Agreement, to redeem ASI's 5.750% senior notes, due March 2020 (the "2020 Notes"), and to pay certain fees and related expenses. The Company recorded $27.0 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the nine months ended June 30, 2017, consisting of $23.7 million of non-cash charges for the write-off of deferred financing costs and original issue discount and $3.3 million for the call premium on the 2020 Notes.
During the nine months ended June 30, 2017, the Company capitalized third-party costs of approximately $15.1 million directly attributable to the Notes and approximately $16.4 million directly attributable to the new senior secured term loan facilities under the Credit Agreement, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company also capitalized third-party costs of approximately $8.2 million during the second quarter of fiscal 2017, directly attributable to the senior secured revolving credit facility, which are included in "Other Assets" in the Condensed Consolidated Balance Sheets.
Senior Secured Credit Agreement
The applicable margin spread for the U.S. Term Loan B is 1.75% to 2.00% (as of June 30, 2017—2.00%) with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% to 1.00% (as of June 30, 2017—1.00%) with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the U.S. Term Loan A, Canadian Term Loan and the senior secured revolving credit facility is 1.50% to 2.25% (as of June 30, 2017—1.75%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees and 0.50% to 1.25% (as of June 30, 2017—0.75%) with respect to U.S. and Canadian base rate borrowings. The applicable margin for the Yen Term Loan is 1.75%. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.40% per annum (as of June 30, 2017—0.30%). The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
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
As of June 30, 2017, there was approximately $842.8 million available for borrowing under the revolving credit facility.
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
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt; and fundamentally change ASI's business. In addition, the Credit Agreement requires ASI to comply with a maximum Consolidated Secured Debt Ratio maintenance covenant. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At June 30, 2017, ASI was in compliance with all of these covenants.
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
The Notes are senior unsecured obligations of the respective Issuers. Each series of the Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI, ASI's 5.125% Senior Notes due 2024 (the "2024 Notes") and 4.750% Senior Notes due 2026 (the "2026 Notes") and will rank senior in right of payment to the respective

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Issuer's future subordinated indebtedness. The Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities, the 2024 Notes, the 2026 Notes and the 5.000% 2025 Notes or 3.125% 2025 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 2024 Notes, the 2026 Notes and the 5.000% 2025 Notes. Each series of the Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the Notes. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2017. Interest accrues from March 22, 2017 for the 5.000% 2025 Notes and interest accrues from March 27, 2017 for the 3.125% 2025 Notes.
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
Fiscal 2016 Refinancing Transactions
On May 31, 2016, ASI issued $1.0 billion principal amount of senior unsecured notes, consisting of the 2024 Notes and the 2026 Notes. The 2024 Notes were issued pursuant to an indenture dated as of December 17, 2015, as supplemented by the supplemental indenture, dated as of May 31, 2016, entered into by ASI, certain other Aramark entities, as guarantors of the 2024 Notes and the Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016, entered into by ASI, certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The 2024 Notes were issued at a premium of $18.8 million, which created an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets and will be amortized to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income until maturity in 2024. The 2026 Notes were issued at par.
The net proceeds from the 2024 Notes and the 2026 Notes and premium from the 2024 Notes were used to redeem $194.1 million of the senior secured term loan facility due September 2019 (the "2019 Term Loans"), repay $771.2 million principal of the 2020 Notes, pay a $22.2 million call premium on the 2020 Notes, pay $11.1 million of accrued interest on the 2020 Notes and fees and costs associated with the 2024 Notes and 2026 Notes. As a result of the issuance of the 2024 Notes and 2026 Notes, the Company recorded charges of approximately $30.2 million, to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the nine months ended July 1, 2016, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans. The Company also paid approximately $14.2 million in debt issuance costs spread evenly between the 2024 Notes and 2026 Notes, which were recorded as a reduction to "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.
On December 17, 2015, ASI issued $400 million of 2024 Notes, pursuant to an indenture, dated as of December 17, 2015, entered into by ASI, certain other Aramark entities, as guarantors of the 2024 Notes and the Bank of New York Mellon, as trustee. The 2024 Notes were issued at par. The Company paid approximately $6.0 million in financing fees related to the 2024 Notes.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Maturities
After giving effect to the refinancing activity during the second quarter of fiscal 2017, at June 30, 2017, annual maturities on long-term borrowings maturing between fiscal years 2017 and 2022 and thereafter (excluding the $49.0 million reduction to long-term borrowings from debt issuance costs and the increase of $15.6 million from the premium on the 2024 Notes) are as follows (in thousands):

2017	$20,297
2018	78,204
2019	414,698
2020	117,647
2021	125,111
2022	766,729
Thereafter	4,025,127
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
Cash Flow Hedges
The Company previously entered into approximately $2.4 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings. During the third quarter of fiscal 2017, the Company entered into $200.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $350.0 million matured during the third quarter of fiscal 2017. As a result of the Credit Agreement, the Company de-designated the previous interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the Credit Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. The Company then amended the interest rate swap agreements to match the terms of the new term loans under the Credit Agreement to meet the criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the Company recorded charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the nine months ended June 30, 2017 of approximately $2.9 million for the changes in market value of the interest rate swaps.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Approximately ($7.4) million and ($36.4) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss" as of June 30, 2017 and September 30, 2016, respectively. As of June 30, 2017, such amount principally represents the fair value of the original interest rate swap agreements on the de-designation date, which will be recognized in income over the original anticipated cash flow period. The hedge ineffectiveness for these cash flow hedging instruments during the nine months ended June 30, 2017 and July 1, 2016 was not material.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	June 30, 2017	July 1, 2016
Interest rate swap agreements	$(2,721)	$(8,947)

	Nine Months Ended
	June 30, 2017	July 1, 2016
Interest rate swap agreements	$33,261	$(23,916)
Cross currency swap agreements	—	(2,116)
	$33,261	$(26,032)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 30, 2017, the Company has contracts for approximately 20.2 million gallons outstanding for fiscal 2017 and fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $2.6 million and approximately $3.6 million for the three and nine months ended June 30, 2017, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $10.7 million and $7.9 million for the three and nine months ended July 1, 2016, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of June 30, 2017, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €47.0 million, £50.3 million and CAD14.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs, of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 30, 2017	September 30, 2016
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$102	$3,878
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$1,210	$5,929
Interest rate swap agreements	Other Noncurrent Liabilities	12,271	34,919
		13,481	40,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	178	447
		$13,659	$41,295

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	June 30, 2017	July 1, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$3,732	$8,217
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$2,404	$(8,997)
Foreign currency forward exchange contracts	Interest expense	1,673	(4,441)
		4,077	(13,438)
		$7,809	$(5,221)

		Nine Months Ended
	Income Statement Location	June 30, 2017	July 1, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$14,288	$26,322
Cross currency swap agreements	Interest Expense	—	2,061
		14,288	28,383
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$2,787	$(1,921)
Foreign currency forward exchange contracts	Interest Expense	(3,134)	(5,216)
		(347)	(7,137)
		$13,941	$21,246
At June 30, 2017, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $2.9 million.
NOTE 7. STOCKHOLDERS' EQUITY:
During the nine months ended June 30, 2017 and July 1, 2016, the Company paid dividends of approximately $75.5 million and $68.9 million to its stockholders, respectively. On August 2, 2017, the Company's Board declared a $0.103 dividend per share of common stock, payable on September 5, 2017, to shareholders of record on the close of business on August 16, 2017.
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock over the next two years, pursuant to which the Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in the second quarter of fiscal 2017.

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

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
TBOs	$5.2	$4.8	$15.7	$14.4
RSUs	5.0	5.3	16.4	16.4
PSUs	5.0	3.4	16.4	10.7
Deferred Stock and Other Units	0.4	0.7	1.8	2.1
	$15.6	$14.2	$50.3	$43.6

Taxes related to share-based compensation	$5.7	$5.5	$18.6	$17.0
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 30, 2017:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	2.7	$8.47
RSUs	1.4	$34.09
PSUs	0.4	$34.12
	4.5
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Earnings:
Net income attributable to Aramark stockholders	$65,295	$44,765	$260,785	$204,462
Shares:
Basic weighted-average shares outstanding	244,266	242,831	244,399	241,740
Effect of dilutive securities	6,890	6,226	7,149	6,582
Diluted weighted-average shares outstanding	251,156	249,057	251,548	248,322

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.27	$0.18	$1.07	$0.85
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.26	$0.18	$1.04	$0.82
Share-based awards to purchase 3.7 million and 2.4 million shares were outstanding for the three months ended June 30, 2017 and July 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.2 million shares and 0.7 million shares were outstanding for the

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

three month periods of June 30, 2017 and July 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 3.9 million and 3.4 million shares were outstanding for the nine months ended June 30, 2017 and July 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.2 million shares and 0.7 million shares were outstanding for the nine month period of June 30, 2017 and July 1, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 10. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $94.6 million at June 30, 2017 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 30, 2017.
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

	Sales
	Three Months Ended
	June 30, 2017	July 1, 2016
FSS North America	$2,491.6	$2,487.9
FSS International	713.9	709.7
Uniform	387.8	389.3
	$3,593.3	$3,586.9

	Operating Income
	Three Months Ended
	June 30, 2017	July 1, 2016
FSS North America	$120.1	$100.7
FSS International	25.8	38.5
Uniform	45.0	52.2
	190.9	191.4
Corporate	(36.2)	(22.1)
Operating Income	154.7	169.3
Interest and Other Financing Costs, net	(61.5)	(103.7)
Income Before Income Taxes	$93.2	$65.6

	Sales
	Nine Months Ended
	June 30, 2017	July 1, 2016
FSS North America	$7,713.9	$7,630.7
FSS International	2,065.5	2,068.7
Uniform	1,170.9	1,172.6
	$10,950.3	$10,872.0

	Operating Income
	Nine Months Ended
	June 30, 2017	July 1, 2016
FSS North America	$457.3	$406.3
FSS International	88.6	93.0
Uniform	144.2	146.3
	690.1	645.6
Corporate	(99.9)	(90.1)
Operating Income	590.2	555.5
Interest and Other Financing Costs, net	(224.8)	(246.8)
Income Before Income Taxes	$365.4	$308.7

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The fair value of the Company's debt at June 30, 2017 and September 30, 2016 was $5,680.8 million and $5,365.6 million, respectively. The carrying value of the Company's debt at June 30, 2017 and September 30, 2016 was $5,514.4 million and $5,270.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantor and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, are non guarantors and do not guarantee the 2024 Notes, the 2026 Notes and the Notes. The guarantors also guarantee certain other debt. See note 5 for additional descriptions of the Notes. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$26,162	$30,995	$97,512	$—	$154,674
Receivables	—	941	377,810	1,154,128	—	1,532,879
Inventories	—	15,824	474,963	76,777	—	567,564
Prepayments and other current assets	—	14,079	76,477	118,769	—	209,325
Total current assets	5	57,006	960,245	1,447,186	—	2,464,442
Property and Equipment, net	—	30,635	748,979	201,922	—	981,536
Goodwill	—	173,104	4,071,585	457,708	—	4,702,397
Investment in and Advances to Subsidiaries	2,322,762	5,803,683	462,014	915,177	(9,503,636)	—
Other Intangible Assets	—	29,684	969,692	122,165	—	1,121,541
Other Assets	—	80,217	1,034,314	267,926	(2,002)	1,380,455
	$2,322,767	$6,174,329	$8,246,829	$3,412,084	$(9,505,638)	$10,650,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$50,988	$15,751	$7,498	$—	$74,237
Accounts payable	—	133,216	318,097	277,728	—	729,041
Accrued expenses and other current liabilities	—	203,851	588,006	306,679	88	1,098,624
Total current liabilities	—	388,055	921,854	591,905	88	1,901,902
Long-term Borrowings	—	4,928,734	62,351	449,058	—	5,440,143
Deferred Income Taxes and Other Noncurrent Liabilities	—	429,342	516,552	29,821	—	975,715
Intercompany Payable	—	—	5,276,339	1,018,040	(6,294,379)	—
Redeemable Noncontrolling Interest	—	—	9,844	—	—	9,844
Total Stockholders' Equity	2,322,767	428,198	1,459,889	1,323,260	(3,211,347)	2,322,767
	$2,322,767	$6,174,329	$8,246,829	$3,412,084	$(9,505,638)	$10,650,371

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$274,030	$2,346,917	$972,330	$—	$3,593,277
Costs and Expenses:
Cost of services provided	—	247,571	2,082,456	902,339	—	3,232,366
Depreciation and amortization	—	4,288	104,394	17,758	—	126,440
Selling and general corporate expenses	—	37,969	35,189	6,634	—	79,792
Interest and other financing costs, net	—	58,831	(847)	3,499	—	61,483
Expense allocations	—	(67,250)	62,913	4,337	—	—
	—	281,409	2,284,105	934,567	—	3,500,081
Income (Loss) before Income Tax	—	(7,379)	62,812	37,763	—	93,196
Provision (Benefit) for Income Taxes	—	(3,087)	17,424	13,495	—	27,832
Equity in Net Income of Subsidiaries	65,295	—	—	—	(65,295)	—
Net income (loss)	65,295	(4,292)	45,388	24,268	(65,295)	65,364
Less: Net income attributable to noncontrolling interest	—	—	69	—	—	69
Net income (loss) attributable to Aramark stockholders	65,295	(4,292)	45,319	24,268	(65,295)	65,295
Other comprehensive income, net of tax	17,574	4,034	1,495	57,622	(63,151)	17,574
Comprehensive income (loss) attributable to Aramark stockholders	$82,869	$(258)	$46,814	$81,890	$(128,446)	$82,869

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 30, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$785,435	$7,310,795	$2,854,058	$—	$10,950,288
Costs and Expenses:
Cost of services provided	—	713,520	6,404,749	2,639,623	—	9,757,892
Depreciation and amortization	—	12,851	313,350	52,057	—	378,258
Selling and general corporate expenses	—	105,283	102,978	15,723	—	223,984
Interest and other financing costs, net	—	212,651	(2,207)	14,347	—	224,791
Expense allocations	—	(210,077)	201,245	8,832	—	—
	—	834,228	7,020,115	2,730,582	—	10,584,925
Income (Loss) before Income Tax	—	(48,793)	290,680	123,476	—	365,363
Provision (Benefit) for Income Taxes	—	(19,186)	82,727	40,793	—	104,334
Equity in Net Income of Subsidiaries	260,785	—	—	—	(260,785)	—
Net income (loss)	260,785	(29,607)	207,953	82,683	(260,785)	261,029
Less: Net income attributable to noncontrolling interest	—	—	244	—	—	244
Net income (loss) attributable to Aramark stockholders	260,785	(29,607)	207,709	82,683	(260,785)	260,785
Other comprehensive income, net of tax	24,710	42,069	172	13,955	(56,196)	24,710
Comprehensive income attributable to Aramark stockholders	$285,495	$12,462	$207,881	$96,638	$(316,981)	$285,495

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$263,378	$2,406,759	$916,771	$—	$3,586,908
Costs and Expenses:
Cost of services provided	—	242,148	2,169,767	821,969	—	3,233,884
Depreciation and amortization	—	3,890	101,569	16,904	—	122,363
Selling and general corporate expenses	—	24,167	32,599	4,551	—	61,317
Interest and other financing costs	—	98,762	(653)	5,655	—	103,764
Expense allocations		(95,447)	80,109	15,338	—	—
	—	273,520	2,383,391	864,417	—	3,521,328
Income (Loss) before Income Tax	—	(10,142)	23,368	52,354	—	65,580
Provision (Benefit) for Income Taxes	—	(3,718)	6,218	18,222	—	20,722
Equity in Net Income of Subsidiaries	44,765	—	—	—	(44,765)	—
Net income (loss)	44,765	(6,424)	17,150	34,132	(44,765)	44,858
Less: Net income attributable to noncontrolling interest	—	—	93	—	—	93
Net income (loss) attributable to Aramark stockholders	44,765	(6,424)	17,057	34,132	(44,765)	44,765
Other comprehensive income (loss), net of tax	(7,929)	(10,635)	(3,010)	(2,356)	16,001	(7,929)
Comprehensive income (loss) attributable to Aramark stockholders	$36,836	$(17,059)	$14,047	$31,776	$(28,764)	$36,836

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$773,795	$7,357,628	$2,740,582	$—	$10,872,005
Costs and Expenses:
Cost of services provided	—	712,877	6,503,117	2,522,123	—	9,738,117
Depreciation and amortization	—	11,758	307,149	51,265	—	370,172
Selling and general corporate expenses	—	96,596	97,575	13,994	—	208,165
Interest and other financing costs	—	229,226	(1,813)	19,422	—	246,835
Expense allocations	—	(250,932)	222,588	28,344	—	—
	—	799,525	7,128,616	2,635,148	—	10,563,289
Income (Loss) before Income Tax	—	(25,730)	229,012	105,434	—	308,716
Provision (Benefit) for Income Taxes	—	(8,642)	75,537	37,030	—	103,925
Equity in Net Income of Subsidiaries	204,462	—	—	—	(204,462)	—
Net income (loss)	204,462	(17,088)	153,475	68,404	(204,462)	204,791
Less: Net income attributable to noncontrolling interest	—	—	329	—	—	329
Net income (loss) attributable to Aramark stockholders	204,462	(17,088)	153,146	68,404	(204,462)	204,462
Other comprehensive income (loss), net of tax	5,541	(19,076)	(6,292)	27,574	(2,206)	5,541
Comprehensive income (loss) attributable to Aramark stockholders	$210,003	$(36,164)	$146,854	$95,978	$(206,668)	$210,003

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$195,061	$202,300	$97,854	$(46,026)	$449,189
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(15,791)	(269,316)	(55,187)	—	(340,294)
Disposals of property and equipment	—	150	12,624	2,143	—	14,917
Acquisitions of businesses, net of cash acquired	—	—	(88,313)	(41,781)	—	(130,094)
Other investing activities	—	(84,408)	6,011	80,098	—	1,701
Net cash used in investing activities	—	(100,049)	(338,994)	(14,727)	—	(453,770)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,606,864	—	100,544	—	3,707,408
Payments of long-term borrowings	—	(3,228,896)	(14,492)	(318,112)	—	(3,561,500)
Net change in funding under the Receivables Facility	—	—	—	82,000	—	82,000
Payments of dividends	—	(75,543)	—	—	—	(75,543)
Proceeds from issuance of common stock	—	23,048	—	—	—	23,048
Repurchase of stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(73,175)	4,632	(195)	—	(68,738)
Change in intercompany, net	—	(268,998)	146,205	76,767	46,026	—
Net cash provided by (used in) financing activities	—	(116,700)	136,345	(58,996)	46,026	6,675
Increase (decrease) in cash and cash equivalents	—	(21,688)	(349)	24,131	—	2,094
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$26,162	$30,995	$97,512	$—	$154,674

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended July 1, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$92,453	$149,945	$175,913	$(7,771)	$410,540
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(16,741)	(283,547)	(49,882)	—	(350,170)
Disposals of property and equipment	—	—	—	18,029	—	18,029
Acquisitions of businesses, net of cash acquired	—	—	(231)	(59,146)	—	(59,377)
Other investing activities	—	1,213	7,200	(1,219)	—	7,194
Net cash used in investing activities	—	(15,528)	(276,578)	(92,218)	—	(384,324)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,398,001	—	394	—	1,398,395
Payments of long-term borrowings	—	(1,111,793)	(11,285)	(122,371)	—	(1,245,449)
Net change in funding under the Receivables Facility	—	—	—	(9,730)	—	(9,730)
Payments of dividends	—	(68,873)	—	—	—	(68,873)
Proceeds from issuance of common stock	—	23,296	—	—	—	23,296
Other financing activities	—	(57,569)	8,256	(451)	—	(49,764)
Change in intercompany, net	—	(228,093)	122,891	97,431	7,771	—
Net cash provided by (used in) financing activities	—	(45,031)	119,862	(34,727)	7,771	47,875
Increase (decrease) in cash and cash equivalents	—	31,894	(6,771)	48,968	—	74,091
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$63,686	$36,040	$96,776	$—	$196,507

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2017 and July 1, 2016 should be read in conjunction with Aramark's (the "Company", "we", "our" and "us") audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 30, 2016 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2016.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 30, 2017 and July 1, 2016 (dollars in millions).

	Three Months Ended		Change
	June 30, 2017	July 1, 2016	$	%
Sales	$3,593.3	$3,586.9	$6.4	—%
Costs and Expenses:
Cost of services provided	3,232.4	3,233.9	(1.5)	—%
Other operating expenses	206.2	183.7	22.5	12%
	3,438.6	3,417.6	21.0	1%
Operating income	154.7	169.3	(14.6)	(9)%
Interest and Other Financing Costs, net	61.5	103.7	(42.2)	(41)%
Income Before Income Taxes	93.2	65.6	27.6	42%
Provision for Income Taxes	27.8	20.7	7.1	34%
Net income	$65.4	$44.9	$20.5	46%

	Three Months Ended		Change
Sales by Segment(1)	June 30, 2017	July 1, 2016	$	%
FSS North America	$2,491.6	$2,487.9	$3.7	—%
FSS International	713.9	709.7	4.2	1%
Uniform	387.8	389.3	(1.5)	—%
	$3,593.3	$3,586.9	$6.4	—%

	Three Months Ended		Change
Operating Income by Segment	June 30, 2017	July 1, 2016	$	%
FSS North America	$120.1	$100.7	19.4	19%
FSS International	25.8	38.5	(12.7)	(33)%
Uniform	45.0	52.2	(7.2)	(14)%
Corporate	(36.2)	(22.1)	(14.1)	64%
	$154.7	$169.3	$(14.6)	(9)%
(1) As a percentage of total sales, FSS North America represented 69%, FSS International represented 20% and Uniform represented 11% in both the three months ended June 30, 2017 and July 1, 2016.

	Nine Months Ended		Change
	June 30, 2017	July 1, 2016	$	%
Sales	$10,950.3	$10,872.0	$78.3	1%
Costs and Expenses:
Cost of services provided	9,757.9	9,738.1	19.8	—%
Other operating expenses	602.2	578.4	23.8	4%
	10,360.1	10,316.5	43.6	—%
Operating income	590.2	555.5	34.7	6%
Interest and Other Financing Costs, net	224.8	246.8	(22.0)	(9)%
Income Before Income Taxes	365.4	308.7	56.7	18%
Provision for Income Taxes	104.4	103.9	0.5	—%
Net income	$261.0	$204.8	$56.2	27%

	Nine Months Ended		Change
Sales by Segment(1)	June 30, 2017	July 1, 2016	$	%
FSS North America	$7,713.9	$7,630.7	$83.2	1%
FSS International	2,065.5	2,068.7	(3.2)	—%
Uniform	1,170.9	1,172.6	(1.7)	—%
	$10,950.3	$10,872.0	$78.3	1%

	Nine Months Ended		Change
Operating Income by Segment	June 30, 2017	July 1, 2016	$	%
FSS North America	$457.3	$406.3	$51.0	13%
FSS International	88.6	93.0	(4.4)	(5)%
Uniform	144.2	146.3	(2.1)	(1)%
Corporate	(99.9)	(90.1)	(9.8)	11%
	$590.2	$555.5	$34.7	6%
(1) As a percentage of total sales, FSS North America represented 70%, FSS International represented 19% and Uniform represented 11% in both the nine months ended June 30, 2017 and July 1, 2016.
Consolidated Overview
Sales were comparable for the three month period and represented an increase of approximately 1% for the nine month period of fiscal 2017 compared to the prior year periods, respectively. Sales for the three and nine month periods of fiscal 2017 were primarily impacted by:

•	growth in the Sports, Leisure & Corrections sector partially offset by a decrease in the Healthcare sector in the FSS North America segment;
•growth in Ireland and Germany partially offset by a decrease in the U.K. in the FSS International segment; and

•	the negative impact of foreign currency translation (approximately $33 million and $96 million or -1% of the consolidated results in each period, respectively).
Cost of services provided as a percentage of sales was 90% for the three month periods of both fiscal 2017 and fiscal 2016 and 89% and 90% for the nine month periods of fiscal 2017 and fiscal 2016, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three and nine months ended June 30, 2017 and July 1, 2016.

	Three Months Ended		Nine Months Ended
Cost of services provided components	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Food and support service costs	25%	26%	26%	27%
Personnel costs	48%	47%	47%	47%
Other direct costs	27%	27%	27%	26%
	100%	100%	100%	100%
Operating income of $154.7 million for the three months ended June 30, 2017 represented a decrease of approximately 9% compared to the prior year period. The decrease in operating income for the three months ended June 30, 2017 was impacted by:
•a profit decline in the FSS International and Uniform segments;
•an increase in severance related costs (approximately $16.6 million); and

•	a quarter-over-quarter increase in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $14.2 million); which more than offset
•profit growth in the FSS North America segment.

Operating income of $590.2 million for the nine months ended June 30, 2017 represented an increase of approximately 6% compared to the prior year period. The increase in operating income for the nine months ended June 30, 2017 was impacted by:
•profit growth in the FSS North America segment;

•	a decrease in acquisition-related amortization expense (approximately $17.6 million);

•	the prior year period charges related to the sale of one of our buildings (approximately $6.8 million); and

•	a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $6.5 million); which more than offset

•	a year-over-year increase in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $12.3 million);

•	an increase in share-based compensation (approximately $6.8 million); and

•	an increase in severance related costs (approximately $9.4 million).
Interest and Other Financing Costs, net, for the three month period of fiscal 2017 decreased 41% compared to the prior year period. This decrease was primarily due to refinancing activity in the prior year period, which resulted in charges of approximately $30.2 million, consisting of $22.2 million for the call premium on the 5.75% Senior Notes, due March 2020 (the "2020 Notes") and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and the senior secured term loan facility, due September 2019. The quarter was also favorably impacted by lower weighted average interest rates from the refinancing activity in the second quarter of fiscal 2017 as well as the maturing of interest rate swaps.
Interest and Other Financing Costs, net, for the nine month period of fiscal 2017 decreased 9% compared to the prior year period. This decrease was primarily due to lower weighted average interest rates from the refinancing activity in the second quarter of fiscal 2017 as well as the maturing of interest rate swaps.
The effective income tax rate for the three and nine month periods of fiscal 2017 was 29.9% and 28.6%, respectively, compared to 31.6% and 33.7% in the prior periods, respectively. The decrease in the effective tax rate in both current year periods is primarily due to the $6.2 million and $18.4 million tax benefit recognized for the three and nine months ended June 30, 2017, respectively, as a result of the adoption of the accounting standards update related to share-based payment transactions (see note 1 to the condensed consolidated financial statements) and from the impact of certain permanently reinvested foreign earnings.
Segment Results
FSS North America Segment
The five sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016*	June 30, 2017	July 1, 2016*
Business & Industry	$400.7	$388.2	$1,160.3	$1,152.2
Education	652.3	644.7	2,444.2	2,408.8
Healthcare	312.1	341.7	951.3	1,028.4
Sports, Leisure & Corrections	644.4	607.3	1,643.6	1,486.3
Facilities & Other	482.1	506.0	1,514.5	1,555.0
	$2,491.6	$2,487.9	$7,713.9	$7,630.7
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
FSS North America segment sales were comparable for the three month period and increased approximately 1% for the nine month period of fiscal 2017 compared to the prior year periods.
Business & Industry sector sales increased approximately 3% and 1% for the three and nine month periods of fiscal 2017, respectively, due to net new business and base business growth. Education sector sales increased approximately 1% for both the three and nine month periods of fiscal 2017 due to an increase in base business. Healthcare sector sales declined approximately

9% and 7% for the three and nine month periods of fiscal 2017, respectively, due to net lost business. Sports, Leisure & Corrections sector sales increased approximately 6% and 11% for the three and nine month periods of fiscal 2017, respectively, due to net new business and base business growth across the sector. Facilities & Other sector sales declined approximately 5% and 3% for the three and nine month periods of fiscal 2017, respectively, due to net lost business.
Cost of services provided was $2.3 billion for the three month periods of both fiscal 2017 and fiscal 2016 and $6.9 billion for the nine month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 90% for both the three and nine month periods of fiscal 2017, respectively, and 91% and 90% for the three and nine month periods of fiscal 2016, respectively.
Operating income for the three and nine month periods of fiscal 2017 increased 19% and 13% as compared to the prior year periods, respectively. The increase in operating income for the three and nine month periods of fiscal 2017 was impacted by:

•	productivity improvements in base business, specifically in our Business & Industry, Education and Sports, Leisure & Corrections sectors;

•	a decrease in acquisition-related amortization expense (approximately $3.0 million and $18.1 million, respectively); and

•	the prior period charges related to the sale of one of our buildings (approximately $5.1 million and $6.8 million, respectively); partially offset by

•	a profit decline in our Healthcare and Facilities & Other sectors; and

•	a year-over-year increase in severance related costs (approximately $4.1 million and $2.2 million, respectively).
The nine month period of fiscal 2017 also includes a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $4.0 million).
FSS International Segment
Sales in the FSS International segment increased 1% for the three month period of fiscal 2017 and were comparable for the nine month period of fiscal 2017 compared to the prior year periods, respectively. Sales for the three and nine month periods of fiscal 2017 were impacted by:

•	sales growth in Ireland, Germany, Korea and China;

•	a sales decline in the U.K. and South America; and

•	the negative impact of foreign currency translation (approximately $25 million and $95 million or -4% in both periods, respectively).
Cost of services provided was $0.7 billion and $0.6 billion for the three month periods of fiscal 2017 and fiscal 2016, respectively, and $1.9 billion for the nine month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 94% and 92% for the three month periods of fiscal 2017 and fiscal 2016, respectively, and 93% for the nine month periods of both fiscal 2017 and fiscal 2016.
Operating income for the three and nine month periods of fiscal 2017 decreased 33% and 5% compared to the prior year periods, respectively. The decrease in operating income for the three and nine month periods of fiscal 2017 was impacted by:

•	the negative impact of foreign currency translation (approximately $0.5 million and $1.7 million or -1% and -2%, respectively);

•	a profit decline in the U.K. and South America; and

•	a year-over-year increase in severance related costs (approximately $10.7 million and $7.7 million, respectively); which more than offset

•	profit growth in China and our AIM Services Co., Ltd. equity method investment.
Uniform Segment
Uniform segment sales for the three and nine month periods of fiscal 2017 were comparable to the prior year periods.
Cost of services provided was $0.3 billion for the three month periods of both fiscal 2017 and fiscal 2016 and $0.9 billion for the nine month periods of both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 79% and 78% in the three month periods of fiscal 2017 and fiscal 2016, respectively, and 79% in the nine month periods of both fiscal 2017 and fiscal 2016.
Operating income for the three and nine month periods of fiscal 2017 decreased 14% and 1% compared to the prior year periods, respectively. The decrease for the three and nine month periods of fiscal 2017 was primarily due to installation costs related to the onboarding of new business.

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $36.2 million and $99.9 million in the three and nine month periods of fiscal 2017 compared to $22.1 million and $90.1 million in the prior year periods, respectively. The increase for the three and nine month periods of fiscal 2017 was impacted by:

•	a year-over-year increase in the loss related to the change in the fair value of certain gasoline and diesel agreements (approximately $14.2 million and $12.3 million, respectively); and

•	an increase in share-based compensation expense (approximately $1.5 million and $6.8 million, respectively); which more than offset

•	the decrease in consulting costs related to our transformation initiatives (approximately $3.6 million and $9.4 million, respectively).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of June 30, 2017, we had $154.7 million of cash and cash equivalents and approximately $842.8 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of June 30, 2017, there was approximately $571.4 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We will continue to seek to invest strategically but prudently in certain sectors and geographies. Repatriation of certain overseas funds can result in additional U.S. federal income tax payments. Undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $80 million at June 30, 2017. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 30, 2017	July 1, 2016
Net cash provided by operating activities	$449.2	$410.5
Net cash used in investing activities	(453.8)	(384.3)
Net cash provided by financing activities	6.7	47.9
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
During the nine month period of fiscal 2017, there was an increase in net income as discussed above. The change in operating assets and liabilities was approximately $34.2 million favorable compared to the prior year period, primarily due to the following:

•
Prepayments were a larger source of cash in the current period due to the timing of prepayments made at the end fiscal 2016 related to interest on the U.S. dollar denominated term loan, insurance premiums and taxes; and

•	Accounts payable were less of a use of cash compared to the prior year period due to the timing of disbursements; partially offset by

•	Accounts receivable were a greater use of cash compared to the prior year period due to the timing of collections; and

•	Accrued expenses were a greater use of cash compared to the prior year period due to timing of payroll related costs and from the timing of payments for interest and client advances.
During the nine month period of fiscal 2017, the Company received proceeds of approximately $9.7 million related to our casualty insurance program from our loss experience being favorable related to a prior year. The "Other operating activities" caption primarily reflects the adjustments to net income in both periods related to certain financing related charges in connection with our refinancing activities.

Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to higher level of spending for acquisitions.
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2017, Aramark Services, Inc. issued $600.0 million of 5.000% Senior Notes due 2025 and Aramark International Finance S.à.r.l. issued €325.0 million ($351.5 million) of 3.125% Senior Notes due 2025 (collectively the "Senior Notes"). Also during the nine month period of fiscal 2017, we entered into a new credit agreement (the "Credit Agreement"), which resulted in the Company receiving proceeds of $2.4 billion in the aggregate of new U.S. term loans, new CAD133.4 million ($100.2 million) of term loans denominated in Canadian dollars and ¥11,107.0 million ($99.7 million) of term loans denominated in yen. The proceeds from the issuances of the Senior Notes and new Credit Agreement were used to repay all existing term loan facilities under the Company's existing senior secured credit facilities, redeem $228.8 million of the 5.750% Senior Notes due 2020 and to pay related fees and expenses of approximately $43.0 million, which are included in "Other financing activities" in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 (See note 5 to the condensed consolidated financial statements).
During the nine month period of fiscal 2016, Aramark Services, Inc. issued $900.0 million of 5.125% Senior Notes due January 2024 and $500.0 million of 4.750% Senior Notes due June 2026, repaid principal of the 2020 Notes in the amount of $771.2 million, repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million and made an optional prepayment of outstanding term loans under our senior secured term loan facility due September 2019 of $254.1 million. The "Other financing activities" in the Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2016 includes $22.2 million from the call premium paid on the 2020 Notes.
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock over the next two years, pursuant to which the Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in the second quarter of fiscal 2017. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.  Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
The "Other financing activities" also reflects a use of cash during the nine month period of fiscal 2017 and fiscal 2016 primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes (see note 1 to the condensed consolidated financial statements).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 30, 2017, we were in compliance with these covenants. Generally, the covenants of the Credit Agreement remain substantially consistent with the previous credit agreement.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	June 30, 2017	March 31, 2017	December 30, 2016	September 30, 2016	June 30, 2017
Net income attributable to Aramark Services, Inc. stockholder	$65.3	$70.2	$125.3	$83.3	$344.1
Interest and other financing costs, net	61.5	97.6	65.7	68.4	293.2
Provision for income taxes	27.8	23.6	52.9	38.8	143.1
Depreciation and amortization	126.4	125.3	126.5	125.6	503.8
Share-based compensation expense(1)	15.6	18.5	16.2	13.4	63.7
Pro forma EBITDA for equity method investees(2)	2.0	2.3	5.6	3.1	13.0
Pro forma EBITDA for certain transactions(3)	—	0.3	(0.3)	0.5	0.5
Other(4)	22.0	2.9	(3.5)	24.9	46.3
Covenant Adjusted EBITDA	$320.6	$340.7	$388.4	$358.0	$1,407.7

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

(3)	Represents the annualization of net EBITDA from acquisitions made during the period.

(4)
Other includes the following for the twelve months ended June 30, 2017: organizational streamlining initiatives ($35.3 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.0 million loss), expenses related to acquisition costs ($2.9 million) and asset write-offs ($5.0 million).

Our covenant requirements and actual ratios for the twelve months ended June 30, 2017 are as follows:

	Covenant Requirements	Actual Ratios
Maximum Consolidated Secured Debt Ratio(1)	5.125x	2.14x
Minimum Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	5.61x

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

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
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
During the second quarter of fiscal 2017, the Company had a material change to its debt structure (See note 5 to the condensed consolidated financial statements). As a result of this material change in debt structure, the following table summarizes our estimated future obligations for debt repayments and estimated interest payments as of June 30, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of June 30, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,469,366	$58,661	$491,086	$894,492	$4,025,127
Capital lease obligations	78,447	15,576	38,457	24,414	—
Estimated interest payments(2)	1,304,800	199,500	382,600	353,700	369,000
	$6,852,613	$273,737	$912,143	$1,272,606	$4,394,127

(1)	Excludes the $49.0 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $15.6 million from the unamortized premium on the 2024 Notes.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at June 30, 2017 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2017 through 2022 is $4,975.2 million, $4,922.2 million, $4,865.1 million, $4,792.7 million, $4,700.3 million and $4,320.4 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2017 through 2022 is 4.08%, 4.04%, 3.95%, 3.91%, 3.82% and 3.92%, respectively (see note 5 to the condensed consolidated financial statements for the terms and maturities of existing debt obligations).

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations as of June 30, 2017. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods (see notes 5 and 12 to the condensed consolidated financial statements). The table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at June 30, 2017. The Company's market risk associated with its interest rate swaps has not materially changed from September 30, 2016 (see note 6 to the condensed consolidated financial statements).

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of June 30, 2017	2017 - 2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate	$26	$18	$14	$11	$10	$2,371	$2,450	$2,566
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.7%	4.7%
Variable rate	$74	$397	$103	$113	$757	$1,654	$3,098	$3,115
Average interest rate	3.0%	2.3%	3.0%	2.9%	3.0%	3.2%	3.0%
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5.    Other Information
On August 2, 2017, the Board of Directors of the Company amended and restated the Company’s Amended and Restated By-laws (the “By-laws”), effective immediately, to implement a proxy access by-law permitting a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company’s outstanding common stock continuously for at least three years to nominate, and have included in the Company’s proxy materials, director nominees constituting up to the greater of two individuals and 20% of the Board of Directors (rounded down), provided that the stockholder(s) and the proxy access nominee(s) satisfy the requirements specified in the By-laws. Requests to include stockholder-nominated director candidates in Aramark's proxy statement for its 2018 annual meeting of stockholders must be received by Aramark between October 4, 2017 and November 3, 2017. In addition, the Board of Directors also made certain other clerical changes to the By-laws.

The description of the amendments to the By-Laws is a summary only and is qualified in its entirety by reference to the text of the amended and restated By-Laws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3 and is incorporated herein by reference.
Item 6.    Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2017.

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

3.3	Amended and Restated By-laws of Aramark.
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1
Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2017 and July 1, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and July 1, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and July 1, 2016; and (v) Notes to condensed consolidated financial statements.