Form 10-K
period 2017-09-29
Aramark
filed 2017-11-22
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 29, 2017 Commission File Number: 001-36223

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

As of March 31, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $8,850.7 million.
As of October 27, 2017, the number of shares of the registrant's common stock outstanding is 245,038,765.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2018 Annual Meeting of Stockholders, to be held on January 31, 2018, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended September 29, 2017.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, the benefits, costs and timing of and ability to consummate the acquisitions of each of Avendra and AmeriPride and related financings, as well as statements regarding these companies’ services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits, costs and timing of and ability to consummate the acquisitions and related financings are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs, benefits or timing of the proposed acquisitions and related financings include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; the outcome and timing of regulatory reviews of both the Avendra and AmeriPride transactions; our ability to complete the transactions in the time expected or at all, our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto, the risk of unanticipated restructuring costs or assumption of undisclosed liabilities, the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the proposed transactions will be accretive and within the expected timeframes, our ability to complete the anticipated financing of these transactions on our expected terms, the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose, the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of announcement of the transactions on each of Avendra’s and AmeriPride’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is North America (composed of the United States and Canada), which is supplemented by an additional 17-country footprint. We hold the #2 position in North America in food and facilities services as well as uniform services based on total sales in fiscal 2017. Internationally, we hold a top 3 position in food and facilities services based on total sales in fiscal 2017 in most countries in which we have significant operations, and are one of only 3 food and facilities competitors with our combination of scale, scope, and global reach. Through our established brand, broad geographic presence and approximately 260,500 employees, we anchor our business in our partnerships with thousands of education, healthcare, business and sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services North America ("FSS North America"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our sales and operating income by our reportable segments:

Reportable Segments:	FSS North America	FSS International	Uniform

FY 2017 Sales(a):	$10,231.5	$2,808.2	$1,564.7
FY 2017 Operating Income(a):	$621.9	$137.0	$182.3
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education and healthcare	Business & industry, sports, leisure & corrections, healthcare and education	Business, public institutions, manufacturing, transportation and service industries

(a)
Dollars in millions. Operating income excludes $133.1 million related to corporate expenses. For certain other financial information relating to our segments, see Note 15 to the audited consolidated financial statements.

In fiscal 2017, we generated $14.6 billion of sales, $808.1 million of operating income and $374.2 million of net income.
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
On December 17, 2013, we completed an initial public offering of 41,687,500 shares of our common stock, including 13,687,500 shares of common stock sold by our selling stockholders. We did not receive any of the proceeds from the sale of the shares sold by the selling stockholders and we used our proceeds from the initial public offering, net of costs, to pay down debt. Our common stock began trading on the NYSE under the ticker symbol “ARMK” on December 12, 2013. During fiscal 2015, the private equity fund sponsors of our going-private transaction sold their remaining Aramark shares.
Recent Developments
On October 13, 2017, we entered into definitive agreements to acquire, in separate transactions, Avendra, LLC, a Delaware limited liability company (“Avendra”), and AmeriPride Services Inc., a Delaware corporation (“AmeriPride”).

Avendra
Avendra is the leading hospitality procurement services provider in North America, managing purchasing spend for over 650 companies at more than 8,500 locations. Avendra was founded in 2001 by five hospitality organizations: Marriott, Hyatt, Fairmont Hotels, ClubCorp and IHG. While we currently provide procurement services in our FSS segments on a limited basis, the acquisition of Avendra would significantly expand our capabilities and client reach in this area.
The purchase price for Avendra is $1,350.0 million, subject to certain adjustments set forth in the Agreement and Plan of Merger among Aramark Services, Inc., Avendra and certain other parties (the “Avendra Merger Agreement”). The completion of the Avendra acquisition is subject to the satisfaction of a number of conditions, including without limitation, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"). The Avendra Merger Agreement contains termination rights for both Aramark and Avendra, including if the acquisition is not consummated on or before January 13, 2018, which date may be extended by us or Avendra to a date not beyond April 13, 2018 in certain circumstances, or if consummation of the acquisition is permanently enjoined or prohibited.
We expect to finance the acquisition of Avendra primarily through new debt. We have obtained a commitment from a group of banks to provide term loan financings in an aggregate principal amount of up to $1,350.0 million to fund the consideration for the Avendra acquisition.
AmeriPride
AmeriPride is a highly respected uniform and linen rental and supply company headquartered in Minneapolis with 6,000 employees and serving 150,000 customers in the U.S. and Canada. The acquisition of AmeriPride will add scale and capabilities to our uniforms business in the U.S. while immediately establishing Aramark as a leading uniform services provider in Canada, where our existing operations are very limited.
The purchase price for AmeriPride is $1,000.0 million, subject to certain adjustments set forth in the Agreement and Plan of Merger among the Company, AmeriPride and certain other parties (the “AmeriPride Merger Agreement”). The completion of the AmeriPride acquisition is subject to a number of conditions, including (i) the expiration or termination of the HSR waiting period and (ii) the receipt of Canadian antitrust approvals. We are not required to consummate the AmeriPride acquisition if, in connection with obtaining the required regulatory approvals, the parties are required to divest facilities, products or services of AmeriPride and/or the Company above a specified revenue threshold. The AmeriPride Merger Agreement contains certain termination rights for both us and AmeriPride, including if the AmeriPride acquisition is not consummated on or before April 30, 2018 or if consummation of the AmeriPride acquisition is permanently enjoined or prohibited.
We expect to finance the acquisition of AmeriPride primarily through new debt. We have obtained a commitment from a group of banks to provide term loan financings in an aggregate principal amount of up to $1,000.0 million to fund the consideration for the AmeriPride acquisition.
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
We manage our FSS business in two geographic reportable segments split between our North America and International operations. In fiscal 2017, our FSS North America segment generated $10,231.5 million in sales, or 70% of our total sales, and our FSS International segment generated $2,808.2 million in sales, or 19% of our total sales. No individual client represents more than 2% of our total sales, other than, collectively, a number of U.S. government agencies. See Note 15 to the audited consolidated financial statements for information on sales, operating income and identifiable assets for the FSS North America segment and the FSS International segment.

Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
Education. Within the Education sector we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services at more than 1,400 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services, as well as clinical equipment services, to approximately 600 healthcare clients and more than 1,000 facilities across our global footprint. Our food and food-related services include patient food and nutrition, retail food and procurement services.
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
Sports, Leisure & Corrections. We administer concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 142 professional (including minor league affiliates) and college sports teams, including 36 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 25 convention and civic centers, 19 national and state parks and other resort operations, plus other popular tourist attractions in the United States and Canada. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms and provide food and facilities management services for parks.
Facilities & Other. We provide a variety of support services to approximately 700 facilities clients and more than 1,400 facilities. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and commissioning services and other facility consulting services relating to building operations. For clients who are looking for a single source provider for all of their managed services, our Facilities & Other sector works closely with the above food-related sectors.
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
Our relationship with Sysco is important to our operations—we have had distribution agreements in place for more than 20 years. In fiscal 2017, Sysco distributed approximately 51% of our food and non-food products in the United States and Canada, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.

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
Types of Contracts
We use contracts with our customers that allow us to manage our potential upside and downside risk in connection with our various business interactions. Our contracts may require that consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. The contracts that we enter into vary in length. Contracts generally are for fixed terms, many of which are in excess of one year. Contracts for education and sports and leisure services typically require larger capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.
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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2017, approximately 70% of our Food and Support Services sales were derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2017, approximately 30% of our Food and Support Services sales were derived from client interest contracts.
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
Uniform
Our Uniform segment provides uniforms and other garments and work clothes and ancillary items such as mats and shop towels in the United States, Puerto Rico, Canada and through a joint venture in Japan. We hold the #2 position in the North America uniform services market. We operate over 2,700 routes, giving us a broad reach to service our clients' needs.
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
We provide a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including industrial towels, floor mats, mops, linen products, and paper products to businesses in a wide range of industries, including manufacturing, food services, automotive, healthcare, construction, utilities, repair and maintenance services, restaurant and hospitality. In fiscal 2017, our Uniform segment generated $1,564.7 million in sales, or 11% of our total sales. See Note 15 to the audited consolidated financial statements for information on sales, operating income and total assets for the Uniform segment.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from over 200 service locations and distribution centers across the United States and a service center in Ontario, Canada. None of our clients individually represents a material portion of our sales. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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
Operations
We operate our uniform rental business as a network of 84 laundry plants and 153 satellite plants and depots supporting over 2,700 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We also operate two cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs.
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
Competition
Although the United States rental industry has experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. Although many competitors are smaller local and regional firms, we also face competition from other large national firms such as Cintas Corporation and UniFirst Corporation. We believe that the primary competitive factors that affect our operations are quality, service, design, consistency of product, and distribution capability, particularly for large multi-location clients, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line as well as our nationwide reach.
Employees of Aramark
As of September 29, 2017, we had a total of approximately 260,500 employees, including seasonal employees, consisting of approximately 169,500 full-time and approximately 91,000 part-time employees in our three business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: FSS North America: 156,000; FSS International: 90,500; Uniform: 13,500. In addition, the Aramark corporate staff is approximately 500 employees. Approximately 40,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.
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
The laws and regulations relating to each of our food and support services segments are numerous and complex. There are a variety of laws and regulations at various governmental levels relating to the handling, preparation, transportation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of food production facilities, and the hygiene of food-handling personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, there can be no assurance that we are in full compliance at all times with all of the applicable laws and regulations or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liability.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 29, 2017, our subsidiaries held liquor licenses in 44 states and the District of Columbia, four Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. We have not encountered any material problems relating to liquor licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
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
As of September 29, 2017, we do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition.
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
Natural disasters, including hurricanes and earthquakes, or global calamities, such as an Ebola outbreak or a flu pandemic, have, and in the future could, affect our sales and operating results. In the past, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. For example, in 2017, our financial results were particularly impacted by Hurricane Maria in Puerto Rico and Hurricane Harvey and Hurricane Irma in the southern United States. In addition, any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results. Sports strikes, particularly those that are for an extended time period, can reduce our sales and have an adverse impact on our results of operations. For example, in 2012, the collective bargaining agreement for the players in the National Hockey League expired. As a result, the 2012/2013 season was significantly shortened and our sales and profits were negatively impacted. Any decrease in the number of games played would mean a loss of sales and reduced profits at the venues we service.
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
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs if federal, state or local laws and regulations regarding the classification of employees and/or their eligibility for overtime changes. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand and the increased production of biofuels such as ethanol. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or natural disasters. We have two main types of contract in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the sales, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the sales. Approximately 70% of our food and support services sales in fiscal 2017 are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, in many cases, we will have to absorb any cost increases, which may adversely impact our operating results.
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
The achievement of the goals we set in our plans and our future financial performance is dependent, in part, on our efforts to reduce our cost structure through various cost reduction initiatives. Successful execution of our cost reduction initiatives is not assured and there are several obstacles to success, including our ability to enable the information technology and business processes required for these efforts. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.
Our expansion strategy involves risks.
We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business. Our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. At any given time, we may be evaluating one or more acquisitions or engaging in acquisition negotiations. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority-owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority stockholders. Our joint venture partners may also have interests which differ from ours.
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing clients or attract new clients, maintain relationships with suppliers and other contractual parties, or retain and integrate acquired personnel. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, resulting in additional unanticipated costs. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs, and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.
Possible future acquisitions also could result in the incurrence of additional contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If the goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to its fair value.
On October 13, 2017, we entered into agreements to acquire, in separate transactions, Avendra and AmeriPride. The completion of these acquisitions are subject to a number of conditions, including the expiration or termination of HSR waiting periods and, with respect to AmeriPride, the receipt of Canadian regulatory approval. The failure to satisfy the required conditions on a timely basis could delay the completion of these acquisitions for a period of time or prevent either or both of them from occurring at all. Any delay in completing these acquisitions, as well as any inability in obtaining the related debt financing on favorable terms, could cause us not to realize some or all of the benefits that we expect on a timely basis or at all.
The success of these acquisitions will depend, in part, on our ability to successfully integrate these businesses with our current operations and to realize the anticipated benefits, including synergies, from the acquisitions on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate Avendra and AmeriPride with our current businesses and to realize the anticipated benefits of these acquisitions, including all of the risks identified in the paragraphs above. Any of these factors could have a material adverse effect on our business, financial condition or results of operations. For example, there are a number of factors beyond our control that could affect the amount and timing of the transaction and integration expenses that we expect to incur in connection with these acquisitions. In addition, in the short term these transaction and integration expenses are anticipated to exceed the cost savings that we expect to achieve from the elimination of duplicative expenses, realization of economies of scale and integration of the acquired businesses. During such period, these charges could negatively impact our results of operations.
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
The laws and regulations relating to each of our food and support services segments are numerous and complex. A variety of laws and regulations at various governmental levels relating to the handling, preparation, transportation and serving of food (including, in some cases, requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance or expose us to liabilities.
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
If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts or the loss of liquor licenses or the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.
Changes in, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contracts and contract terms and may reduce our sales or profits.
A portion of our sales, estimated to be approximately 14% in fiscal 2017, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
A significant portion of our sales is derived from international business. During fiscal 2017, approximately 19% of our sales were generated outside of North America. We currently have a presence in 17 countries outside of the United States and Canada with approximately 90,500 personnel. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
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
A number of our locations operate under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multiemployer defined benefit pension plans. As a contributing employer to such plans, should we trigger either a “complete” or a “partial withdrawal,” we would be subject to withdrawal liability (or partial withdrawal liability) for our proportionate share of any unfunded vested benefits. In addition, if a multiemployer defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if a participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of certain of the plans to which we contribute has deteriorated in the recent past and continues to deteriorate. In addition, any increased funding obligations for underfunded multiemployer defined benefit pension plans could have an adverse financial impact on us.
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

In fiscal 2017, one distributor distributed approximately 51% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.
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
From time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We also regularly hire a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 70% of our food and support services segments' sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Healthcare reform legislation could have an impact on our business.
During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits, the mandate that health plans provide 100% coverage on expanded preventative care and new eligibility rules, which cover more variable hour employees than we have done in the past. A number of the provisions of the legislation have been delayed and/or phased in over time, such as the excise tax on high cost coverage. Further regulatory action in this area is expected. Such action could result in changes to healthcare eligibility, design and cost structure that could have an adverse impact on our business and operating costs.
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
We are increasingly utilizing information technology systems to enhance the efficiency of our business. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Our systems and the systems of our vendors are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data and other electronic security breaches. The development, integration and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts and the efforts of our vendors, the possibility of risks described above, particularly cyber-based attacks, cannot be eliminated entirely, and each of these risks remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties may be compromised. In addition, data and security breaches can also occur as the result of non-technical issues, including intentional or inadvertent breach by our employees or others with whom we have a relationship. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation as a brand, business partner or an employer.
We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, such as the European Union General Data Protection Regulation (the “GDPR”), which will take effect in May 2018. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.
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
Our business may be materially affected by changes to fiscal and tax policies.
The U.S. Congress has recently introduced tax reform legislation that would make significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate, moving from a worldwide to a territorial system of taxing multi-national companies and limitations on interest expense and other corporate deductions, among other changes. Although we cannot predict what changes, if any, will actually be enacted, any such changes could have a material effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 29, 2017, our outstanding indebtedness was $5,268.5 million. We also had additional availability of $998.5 million under our revolving credit facilities as of that date. In addition, we expect to incur new indebtedness to finance all of the $2,350.0 million consideration to be paid in the Avendra and AmeriPride acquisitions.
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
The trading price of our common stock, as reported by the NYSE, could fluctuate due to a number of factors such as those listed in “—Risks Related to Our Business” and include, but are not limited to, the following, some of which are beyond our control:

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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at Aramark Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. We expect to move our principal executive offices to 2400 Market Street, Philadelphia, PA 19103 during fiscal 2019 and have entered into a lease agreement for this new location. Our principal real estate is primarily comprised of Uniform facilities. As of September 29, 2017, we operated 270 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages, shared service centers and administrative offices that are located in 40 states, Mexico, Canada and Puerto Rico. Of these, approximately 51% are leased and approximately 49% are owned. We own seven buildings that we use in our FSS North America segment, including several office/warehouse spaces, and we lease 121 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center, one office and four other properties and lease 114 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 29, 2017.
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
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Executive Officers of the Registrant
Our executive officers as of November 22, 2017 are as follows:

Name	Age	Position	With Aramark Since
Eric J. Foss	59	Chairman, President and Chief Executive Officer	2012
Stephen P. Bramlage, Jr.	47	Executive Vice President and Chief Financial Officer	2015
Harrald F. Kroeker	60	Senior Vice President, Integration	2013
Lynn B. McKee	62	Executive Vice President, Human Resources	1980
Brian P. Pressler	42	Senior Vice President, Controller and Chief Accounting Officer	2002
Stephen R. Reynolds	59	Executive Vice President, General Counsel and Secretary	2012
James J. Tarangelo	44	Vice President and Treasurer	2003
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
Harrald F. Kroeker has been the Senior Vice President, Integration since October 2017.  Prior to that he was our Senior Vice President, Transformation from November 2014 to October 2017 and our Chief Operating Officer - Europe from November 2013 to November 2014.  Before joining us, Mr. Kroeker was an executive with Dean Foods Company serving as its Senior Vice President and Chief Operating Officer, Dairy Group from November 2006 to January 2007 and as President, Fresh Daily Direct, from January 2007 to October 2011.
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
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “ARMK.” Prior to that date, there was no public market for our common stock. As of October 27, 2017, there were approximately 578 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

Fiscal Period	High	Low	Cash Dividend Declared Per Share
Quarter ended January 1, 2016	$33.74	$29.24	$0.095
Quarter ended April 1, 2016	$33.28	$29.57	$0.095
Quarter ended July 1, 2016	$34.16	$31.56	$0.095
Quarter ended September 30, 2016	$38.21	$33.12	$0.095
Quarter ended December 30, 2016	$37.96	$33.15	$0.103
Quarter ended March 31, 2017	$37.51	$33.08	$0.103
Quarter ended June 30, 2017	$41.48	$36.11	$0.103
Quarter ended September 29, 2017	$41.08	$38.91	$0.103
Dividends
The Company declared quarterly cash dividends of $0.103 per share to all common stockholders of record at the close of business on November 28, 2016, February 15, 2017, May 17, 2017 and August 16, 2017, which were paid on December 8, 2016, March 1, 2017, June 6, 2017 and September 5, 2017, respectively. The Company declared quarterly cash dividends of $0.095 per share to all common stockholders of record at the close of business on November 17, 2015, February 16, 2016, May 18, 2016 and August 16, 2016, which were paid on December 9, 2015, March 7, 2016, June 7, 2016 and September 6, 2016, respectively. On November 13, 2017, a $0.105 dividend per share of common stock was declared, payable on December 7, 2017, to shareholders of record on the close of business on November 27, 2017.
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
Our ability to pay dividends depends on our receipt of cash dividends from our main operating subsidiary, Aramark Services, Inc. which may further restrict our ability to pay dividends as a result of covenants under any existing and future outstanding indebtedness of Aramark Services, Inc. In particular, the ability of Aramark Services, Inc. to distribute cash to the Company to pay dividends is limited by covenants in Aramark Services, Inc.’s Credit Agreement dated as of March 28, 2017 as amended from time to time and the indentures governing the senior notes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on our ability to pay dividends and Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 12, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through September 29, 2017 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on December 12, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	December 12, 2013	October 3, 2014	October 2, 2015	September 30, 2016	September 29, 2017
Aramark	$100.0	$133.3	$152.2	$194.9	$203.1
S&P 500	$100.0	$112.7	$114.0	$121.3	$141.9
Dow Jones Consumer Non-Cyclical Index	$100.0	$107.8	$122.9	$125.8	$140.6
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 29, 2017 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by the Company in the fourth fiscal quarter ended September 29, 2017.

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

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2017	2016	2015	2014	2013
Income Statement Data:
Sales	$14,604.4	$14,415.8	$14,329.1	$14,832.9	$13,945.7
Depreciation and amortization	508.2	495.8	504.0	521.6	542.1
Operating income	808.1	746.3	627.9	564.6	514.4
Interest and other financing costs, net	287.4	315.4	285.9	334.9	423.8
Income from continuing operations	374.2	288.2	237.0	149.5	71.4
Net income	374.2	288.2	237.0	149.5	70.4
Net income attributable to Aramark stockholders	373.9	287.8	235.9	149.0	69.4
Basic earnings per share attributable to Aramark stockholders	$1.53	$1.19	$0.99	$0.66	$0.34
Diluted earnings per share attributable to Aramark stockholders	$1.49	$1.16	$0.96	$0.63	$0.33
Cash dividends declared per common share(2)	$0.41	$0.39	$0.35	$0.23	$—
Ratio of earnings to fixed charges(3)	2.4x	2.1x	1.9x	1.5x	1.2x
Balance Sheet Data (at period end):
Total assets	$11,006.2	$10,582.1	$10,196.4	$10,455.7	$10,267.1
Long-term borrowings(4)(5)	5,190.3	5,223.5	5,184.6	5,355.8	5,758.2
Stockholders' Equity(2)(5)	2,459.1	2,161.0	1,883.4	1,718.0	903.7

(1)
Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2017, 2016, 2015, 2014 and 2013 refer to the fiscal years ended September 29, 2017, September 30, 2016, October 2, 2015, October 3, 2014 and September 27, 2013, respectively. Fiscal 2014 was a fifty-three week year. All other periods presented were fifty-two week years.

(2)
During fiscal 2017, the Company paid cash dividends totaling $100.8 million ($0.103 per share per quarter). During fiscal 2016, the Company paid cash dividends totaling $92.1 million ($0.095 per share per quarter). During fiscal 2015, the Company paid cash dividends totaling $81.9 million ($0.08625 per share per quarter). During fiscal 2014, the Company paid cash dividends totaling $52.2 million ($0.075 per share during the second, third and fourth quarters of fiscal 2014).

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

(4)
During fiscal 2013, the Company completed a refinancing, repurchasing Aramark Services, Inc.’s ("ASI") outstanding 8.50% Senior Notes due 2015 and Senior Floating Rate Notes due 2015 and the Company's 8.625% / 9.375% Senior Notes due 2016. The Company refinanced that debt with new term loan borrowings under its senior secured credit facilities and the issuance by ASI of 5.75% Senior Notes due 2020 (the "2020 Notes"). During fiscal 2016, ASI issued $900 million of 5.125% Senior Notes due 2024 and $500 million of 4.75% Senior Notes due 2026 to repay approximately $194.1 million of senior secured term loan facility, due September 2019 (the"2019 Term Loans") and redeem approximately $771.2 million aggregate principal amount of the 2020 Notes. The Company also made optional prepayments in fiscal 2016 of approximately $160.0 million of outstanding U.S. dollar term loans and repaid a U.S. dollar denominated term loan of a Canadian subsidiary, due July 2016, that had been borrowed under the Company's senior secured credit agreement in the amount of $74.1 million. During fiscal 2017, ASI issued $600.0 million of 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes") and Aramark International Finance S.à r.l., an indirect wholly owned subsidiary of the Company, issued €325.0 million of 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"). Additionally, ASI and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (supplemented or otherwise modified from time to time, the "Credit

Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement"). On September 20, 2017, ASI and certain of its subsidiaries entered into an amendment (the "Incremental Amendment No. 1") to the Credit Agreement. Among other things, the Credit Agreement provides for a U.S. dollar denominated term loan to ASI in the amount of $633.8 million, due 2022, and $1.4 billion, due 2024; a Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD250.1 million, due 2022 (approximately $200.5 million); a yen denominated term loan to ASI in the amount of ¥11,051.5 million, due 2022 (approximately $98.2 million); and a euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €170.0 million, due 2022 (approximately $200.9 million). The net proceeds from the 2025 Notes and borrowings from the term loans under the Credit Agreement were used to repay outstanding term loans, to redeem ASI's 2020 Notes and to pay certain fees and related expenses.

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

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company, "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.
Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Special Note About Forward-looking Statements" and "Business" sections and elsewhere in this Annual Report on Form 10-K ("Annual Report"). In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report on Form 10-K.
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

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 17 countries outside FSS North America. Our largest international operations are in the Chile, China, Germany, Ireland and the United Kingdom, and in each of these countries we are one of the leading food and/or facility services providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.

•
Uniform and Career Apparel ("Uniform") - Rental, sale, cleaning, maintenance and delivery of personalized uniforms and other textile items on a contract basis and direct marketing of personalized uniforms and accessories to clients in a wide range of industries in the United States, Puerto Rico, Japan and Canada, including the manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries. We supply garments, other textile and paper products and other accessories through rental and direct purchase programs to businesses, public institutions and individuals.

Our Food and Support Services operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS North America clients and operates in the same sectors although it is more heavily weighted towards Business & Industry. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses.
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
As discussed in "Business - Recent Developments", during the first quarter of fiscal 2018, we entered into definitive agreements to acquire Avendra and AmeriPride in separate transactions. The Avendra acquisition consideration is $1,350.0 million, subject to certain adjustments and provisions, and the AmeriPride acquisition consideration is $1,000.0 million, subject to certain adjustments and provisions. We expect to incur new debt to finance these acquisitions and have received commitments from a group of lenders to provide us with term loans of up to $2,350.0 million for this purpose. We expect our earnings for some period following the closings to be impacted as a result of the acquisitions, due to, among other factors, transaction and integration costs as well as depreciation and amortization resulting from purchasing accounting.
Seasonality
Our sales and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS North America segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically, there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations.
Sources of Sales
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS North America and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2017, approximately 70% of our FSS North America and FSS International sales were derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. For fiscal 2017, approximately 30% of our FSS North America and FSS International sales were derived from client interest contracts.
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
Costs and Expenses
Our costs and expenses are comprised of cost of services provided, depreciation and amortization and selling and general corporate expenses. Cost of services provided consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Depreciation and amortization expenses mainly relate to assets used in generating sales. Selling and general corporate expenses include sales commissions, marketing, share-based compensation and other unallocated costs related to administrative functions including finance, legal, human resources and information technology.
Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015 were each fifty-two week periods.
Results of Operations
Fiscal 2017 Compared to Fiscal 2016
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2017 and 2016 (dollars in millions).

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	$	%

Sales	$14,604.4	$14,415.8	$188.6	1%
Costs and Expenses:
Cost of services provided	12,989.0	12,890.4	98.6	1%
Other operating expenses	807.3	779.1	28.2	4%
	13,796.3	13,669.5	126.8	1%
Operating income	808.1	746.3	61.8	8%
Interest and Other Financing Costs, net	287.4	315.4	(28.0)	(9)%
Income Before Income Taxes	520.7	430.9	89.8	21%
Provision for Income Taxes	146.5	142.7	3.8	3%
Net income	$374.2	$288.2	$86.0	30%

	Fiscal Year Ended
Sales by Segment(1)	September 29, 2017	September 30, 2016	$	%

FSS North America	$10,231.5	$10,122.3	$109.2	1%
FSS International	2,808.2	2,729.8	78.4	3%
Uniform	1,564.7	1,563.7	1.0	—%
	$14,604.4	$14,415.8	$188.6	1%

	Fiscal Year Ended
Operating Income by Segment	September 29, 2017	September 30, 2016	$	%

FSS North America	$621.9	$546.4	$75.5	14%
FSS International	137.0	129.1	7.9	6%
Uniform	182.3	195.3	(13.0)	(7%)
Corporate	(133.1)	(124.5)	(8.6)	7%
	$808.1	$746.3	$61.8	8%
(1) As a percentage of total sales, FSS North America represented 70%, FSS International represented 19% and Uniform represented 11% for both fiscal 2017 and fiscal 2016, respectively.

Consolidated Overview
Sales increased approximately 1% during fiscal 2017. Sales were primarily impacted by:

•	growth in the Sports, Leisure & Corrections sector partially offset by a decrease in the Healthcare sector in the FSS North America segment;

•	growth in Ireland and Germany partially offset by a decrease in the U.K. in the FSS International segment;

•	the adverse impact of natural disasters (estimated to be $25 million); and

•	the negative impact of foreign currency translation of approximately $72 million (approximately -1%).
Cost of services provided was $13.0 billion for fiscal 2017 and $12.9 billion for fiscal 2016. Cost of services provided as a percentage of sales was 89% in both fiscal 2017 and fiscal 2016. Cost of services provided was impacted by most of the items discussed below for operating income. The following table presents the percentages attributable to the components in cost of services provided for fiscal 2017 and fiscal 2016.

	Fiscal Year Ended
Cost of services provided components	September 29, 2017	September 30, 2016
Food and support service costs	26%	27%
Personnel costs	47%	47%
Other direct costs	27%	26%
	100%	100%
Operating income increased approximately 8% during fiscal 2017. The increase in operating income was impacted by:

•	profit growth in the FSS North America and FSS International segments;

•	a decrease in acquisition-related amortization expense ($20.6 million);

•	the prior year charges related to the sale of one of our buildings (approximately $6.8 million) and asset write-offs, mainly in the Uniform segment (approximately $7.0 million); and

•	a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $6.5 million); which more than offset

•	the adverse impact of natural disasters (estimated to be $17 million, which includes approximately $6.1 million in asset write-downs);

•	a profit decline in the Uniform segment;

•	an increase in the loss related to the change in fair value of certain gasoline and diesel agreements (approximately $8.7 million); and

•	an increase in share-based compensation (approximately $8.2 million).
Interest and Other Financing Costs, net, decreased 9% during fiscal 2017. The decrease during fiscal 2017 was primarily due to lower weighted average interest rates from refinancing activity during fiscal 2017. Fiscal 2017 and fiscal 2016 include charges related to refinancing activities of approximately $31.5 million and $30.2 million, respectively. Beginning in fiscal 2018, we anticipate additional Interest and Other Financing Costs, net arising from the new borrowings we expect to incur to acquire Avendra and AmeriPride.
The effective income tax rate for fiscal 2017 was 28.1% compared to 33.1% in the prior year. The decrease in the effective tax rate is primarily due to the $23.3 million tax benefit recognized for fiscal 2017 as a result of the adoption of the accounting standards update related to share-based payment transactions (see Note 1 to the audited consolidated financial statements) and from the impact of certain permanently reinvested foreign earnings.
Segment Results
FSS North America Segment
The FSS North America reportable segment consists of five operating segments which have similar economic characteristics and are aggregated into a single operating segment. The five operating segments or sectors of the FSS North America reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	*

Business & Industry	$1,536.2	$1,522.0
Education	3,063.5	3,026.4
Healthcare	1,274.1	1,350.1
Sports, Leisure & Corrections	2,354.6	2,191.1
Facilities & Other	2,003.1	2,032.7
	$10,231.5	$10,122.3
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
FSS North America segment sales increased 1% during fiscal 2017. Business & Industry sector sales increased approximately 1% during fiscal 2017 due to net new business and base business growth. Education sector sales increased approximately 1% during fiscal 2017 due to base business growth. Healthcare sector sales declined approximately 6% during fiscal 2017 due to net lost business. Sports, Leisure & Corrections sector sales increased approximately 7% during fiscal 2017 due to net new business and base business growth across the sector. Facilities & Other sector sales declined approximately 1% during fiscal 2017 due to net lost business.
Cost of services provided was $9.1 billion for both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 89% in fiscal 2017 compared to 90% in fiscal 2016. Cost of services provided was impacted by most of the items discussed below for operating income.
Operating income increased approximately 14% during fiscal 2017. The increase in operating income was impacted by:

•	strategic focus around procurement and labor management initiatives in base business;

•	a decrease in acquisition-related amortization expense (approximately $21.0 million);

•	the prior year charges related to the sale of one of our buildings (approximately $6.8 million);

•	a decrease in severance-related charges (approximately $6.5 million);

•	prior year multiemployer pension plan charges (approximately $2.3 million); and

•	a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $4.0 million); which more than offset

•	the adverse impact of natural disasters (estimated to be $8 million); and

•	profit decline in our Healthcare and Facilities & Other sectors.
FSS International Segment
Sales in the FSS International segment increased 3% during fiscal 2017. The increase was impacted by:

•	sales growth in Ireland, Germany, Spain, China and Korea and acquisitions (approximately 1%); which was partially offset by

•	a sales decline in the U.K. and South America; and

•	the negative impact of foreign currency translation (approximately $77 million or -3%).
Cost of services provided was $2.6 billion for fiscal 2017 compared to $2.5 billion in the prior year. Cost of services provided as a percentage of sales was 93% in both fiscal 2017 and fiscal 2016. Cost of services provided was impacted by the items discussed below for operating income.

Operating income increased approximately 6% during fiscal 2017. The increase in operating income was impacted by:

•	profit growth in Germany, China and South America; which was partially offset by

•	a profit decline in the U.K.; and

•	the negative impact of foreign currency translation (approximately $1.8 million or -1%).
Fiscal 2017 and fiscal 2016 include severance related charges of approximately $10.7 million and $9.9 million, respectively.
Uniform Segment
Uniform segment sales for fiscal 2017 were comparable to fiscal 2016.
Cost of services provided was $1.2 billion for both fiscal 2017 and fiscal 2016. Cost of services provided as a percentage of sales was 79% in both fiscal 2017 and fiscal 2016. Cost of services provided was impacted by the items discussed below for operating income.
Fiscal 2017 operating income decreased approximately 7% compared to fiscal 2016. The decrease in operating income was impacted by:

•	the adverse impact of natural disasters, primarily on our operations in Puerto Rico (estimated to be $8 million, including $6.1 million of asset write-downs); and

•	installation costs related to the onboarding of new business; which was partially offset by

•	the prior year charge to write-off impaired assets (approximately $6.0 million).
Operating income in fiscal 2017 and fiscal 2016 includes severance related charges of approximately $1.1 million and $2.5 million, respectively.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased approximately 7% during fiscal 2017. The increase is primarily due to the impact of:

•	an increase in the loss related to the change in fair value related to certain gasoline and diesel agreements (approximately $8.7 million); and

•	an increase in share-based compensation expense mainly related to performance stock awards (approximately $8.2 million); which more than offset

•	a decrease in consulting costs (approximately $9.1 million).
Fiscal 2016 Compared to Fiscal 2015
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2016 and 2015 (dollars in millions).

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	$	%

Sales	$14,415.8	$14,329.1	$86.7	1%
Cost and Expenses:
Cost of service provided	12,890.4	12,880.4	10.0	—%
Other operating expenses	779.1	820.8	(41.7)	(5)%
	13,669.5	13,701.2	(31.7)	—%
Operating income	746.3	627.9	118.4	19%
Interest and Other Financing Costs, net	315.4	285.9	29.5	10%
Income Before Income Taxes	430.9	342.0	88.9	26%
Provision for Income Taxes	142.7	105.0	37.7	36%
Net income	$288.2	$237.0	$51.2	22%

	Fiscal Year Ended
Sales by Segment	September 30, 2016	October 2, 2015	$	%

FSS North America	$10,122.3	$9,950.3	$172.0	2%
FSS International	2,729.8	2,858.2	(128.4)	(4)%
Uniform	1,563.7	1,520.6	43.1	3%
	$14,415.8	$14,329.1	$86.7	1%

	Fiscal Year Ended
Operating Income by Segment	September 30, 2016	October 2, 2015	$	%

FSS North America	$546.4	$494.5	$51.9	10%
FSS International	129.1	95.3	33.8	35%
Uniform	195.3	191.8	3.5	2%
Corporate	(124.5)	(153.7)	29.2	(19)%
	$746.3	$627.9	$118.4	19%
Consolidated Overview
Sales of $14.4 billion for fiscal 2016 represented an increase of approximately 1% over the prior year. This increase is primarily attributable to growth in the Sports, Leisure & Corrections and Education sectors, growth in Ireland, Spain, China and Mexico, and growth in our Uniform segment. This increase was partially offset by the decision to exit certain operations within the FSS International segment, a sales decline in the Business & Industry and Healthcare sectors, and the U.K. and the negative impact of foreign currency translation of approximately $259 million (approximately -2%).
Cost of services provided was $12.9 billion for fiscal 2016, and was consistent compared with prior year. Cost of services provided as a percentage of sales was 89% in fiscal 2016 compared to 90% in fiscal 2015. Food and support service costs comprised approximately 27% of Cost of services provided, personnel costs comprised approximately 47% of Cost of services provided, and other direct costs comprised the remaining approximately 26% of Cost of services provided for both fiscal 2016 and fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.
Operating income of $746.3 million for fiscal 2016 represented an increase of approximately 19% from the prior year. The increase is primarily attributable to profit growth in our Education and Sports, Leisure & Corrections sectors in the FSS North America segment, profit growth in South America, China and our 50% ownership of AIM Services Co., Ltd. in Japan, cost reductions from streamlining our general and administrative functions, a decrease in acquisition-related amortization expense (approximately $31.9 million), the prior year charges associated with asset write-downs in the FSS North America and FSS International segments (approximately $16.2 million), an increase from the gain related to the change in the fair value related to certain gasoline and diesel agreement (approximately $10.9 million), and a decrease in share-based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $9.5 million), which more than offset assets write-offs, mainly in the Uniform segment (approximately $7.0 million), a profit decline in the Healthcare sector, and the negative impact of foreign currency translation of approximately $12 million (approximately -2%).
Interest and Other Financing Costs, net, for fiscal 2016 increased approximately $29.5 million from the prior year primarily due to the partial paydown of the senior secured term loans, due September 2019 (the "2019 Term Loans") and the 5.75% Senior Notes due March 2020 (the "2020 Notes"), which resulted in charges of approximately $30.2 million, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans.
The effective income tax rate for fiscal 2016 was 33.1% compared to 30.7% in the prior year. The increase in the effective tax rate is primarily due to the prior year benefits of $6 million in connection with the sale of the India subsidiary due to the tax basis exceeding the book basis of the subsidiary and $2.6 million from cash distributions received from the company’s 50% ownership interest in AIM Services Co., Ltd. from the recovery of Japanese taxes paid in excess of the U.S. tax rate.
Net income for fiscal 2016 was $288.2 million compared to $237.0 million in the prior year. Net income attributable to noncontrolling interests for fiscal 2016 was $0.4 million compared to $1.0 million in the prior year.

Segment Results
FSS North America Segment
The FSS North America reportable segment consists of five operating segments which have similar economic characteristics and are aggregated into a single operating segment. The four operating segments or sectors of the FSS North America reportable segment are Business & Industry; Education; Healthcare; Sports, Leisure & Corrections; and Facilities & Other.
Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	September 30, 2016*	October 2, 2015*

Business & Industry	$1,522.0	$1,558.4
Education	3,026.4	2,895.2
Healthcare	1,350.1	1,375.7
Sports, Leisure & Corrections	2,191.1	2,001.1
Facilities & Other	2,032.7	2,119.9
	$10,122.3	$9,950.3
*Amounts have been restated to reflect current period classification due to an internal reorganization related to Facilities & Other beginning in fiscal 2017.
The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry, Sports, Leisure & Corrections and Facilities & Other sectors generally have mid-single digit operating income margins.
FSS North America segment sales for fiscal 2016 increased 2% over the prior period, primarily due to growth in our Education and Sports, Leisure & Corrections sectors, partially offset by a sales decline in our Facilities & Other, Healthcare and Business & Industry sectors, and the negative impact of foreign currency translation of approximately $55 million (approximately -1%).
The Business & Industry sector had a sales decrease of approximately 2% over the prior period, primarily due to a decline in base business.
The Education sector had a sales increase of approximately 5% over the prior period, primarily due to growth in base business within our higher education business and net new business within our higher education and K-12 businesses.
The Healthcare sector had a sales decrease of approximately 2% over the prior period, primarily due to growth in base business within our technologies business, which was more than offset by the impact of lost business.
The Sports, Leisure & Corrections sector had a sales increase of approximately 9% over the prior period, primarily due to new business within our leisure business and base business growth in the stadiums and arenas we serve, which more than offset an account we exited in the corrections business and net lost business in the stadiums and arenas we serve.
The Facilities & Other sector had a sales decrease of approximately 4% over the prior year period primarily due to our remote services business in Canada due to camp shut downs and reduced employee headcount at our clients resulting from the economic downturn in the oil and gas industry.
Cost of services provided was $9.1 billion for fiscal 2016 compared to $9.0 billion for the prior year. Cost of services provided as a percentage of sales was 90% in both fiscal 2016 and fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2016 was $546.4 million compared to $494.5 million in the prior year. This increase is primarily attributable to profit growth in our Education and Sports, Leisure & Corrections sectors, cost reductions from streamlining our general and administrative functions, a decrease in acquisition-related amortization expense (approximately $30.7 million), a decrease in consulting costs (approximately $2.7 million), and the prior year charge to write-off idle service equipment ($6.0 million). This increase was partially offset by profit decline in our Healthcare sector, an increase in severance related costs (approximately $8.9 million), expenses associated with acquisition costs (approximately $3.5 million), multiemployer pension plan withdrawal charges (approximately $2.3 million), the prior year gain on a sale of a property (approximately $3.1 million), the negative impact of foreign currency translation of approximately $6 million (approximately -1%), and prior year income from favorable insurance adjustments related to claims experience (approximately $7.1 million).
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
Operating income for fiscal 2016 was $129.1 million compared to $95.3 million in the prior year. This increase is primarily attributable to profit growth in South America, Germany, the U.K., China and our 50% ownership of AIM Services Co., Ltd. in Japan, the decrease in severance and related costs (other than the prior year severance charges incurred related to exiting certain operations) (approximately $6.9 million), the prior year impact of charges associated with severance, asset write-downs and certain other exit costs related to exiting certain operations (approximately $14.6 million), and the prior year impact of the loss associated with the divestiture of India (approximately $4.3 million), which more than offset the negative impact of foreign currency translation of approximately $7 million (approximately -7%).
Uniform Segment
Uniform segment sales increased 3% for fiscal 2016 compared to the prior year, resulting primarily from growth in our uniform rental base business.
Cost of services provided was $1.2 billion in both fiscal 2016 and fiscal 2015. Cost of services provided as a percentage of sales was 79% in fiscal 2016 compared to 78% in fiscal 2015. Cost of services provided was impacted by the items discussed below for operating income.
Operating income for fiscal 2016 was $195.3 million compared to 191.8 million in the prior year. This increase is primarily attributable to growth in the uniform rental business and merchandise and plant productivity initiatives, capacity expansion and increased automation, which was partially offset by a charge to write-off impaired assets (approximately $6.0 million). Operating income in fiscal 2016 and fiscal 2015 includes $2.5 million and $2.3 million of severance and related costs, respectively. Operating income for fiscal 2015 includes a favorable insurance adjustment related to claims experience of approximately $2.7 million.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, were $124.5 million in fiscal 2016, compared to $153.7 million for the prior year. The decrease is primarily due to a decrease in our stock based compensation expense mainly from the prior year vesting of outstanding performance-based options from a return-based event (approximately $9.5 million), an increase from the gain related to the change in the fair value related to certain gasoline and diesel agreement (approximately $10.9 million), a decrease in consulting costs (approximately $3.2 million), and cost reductions from streamlining our general and administrative functions (approximately $3.8 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of September 29, 2017, we had $238.8 million of cash and cash equivalents and approximately $998.5 million of availability under our senior secured revolving credit facility. As of September 29, 2017, there was approximately $881.8 million of outstanding foreign currency borrowings.
We believe that our cash flow from operations, cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. Undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $40 million at September 29, 2017. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions. As discussed above, we have received bank term loan commitments to finance the Avendra and AmeriPride acquisitions.

The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Net cash provided by operating activities	$1,053.4	$867.3	$802.2
Net cash used in investing activities	(678.5)	(679.7)	(504.3)
Net cash used in financing activities	(288.7)	(157.4)	(287.1)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows. In the first quarter of fiscal 2017, the Company early adopted the accounting standard update related to share-based payment transactions. Upon adoption, the Company applied the guidance related to the presentation in the Consolidated Statements of Cash Flows on a retrospective basis. The excess tax benefits of $23.3 million, $32.0 million and $66.3 million for share-based awards are included in operating activities, previously classified in financing activities, and approximately $24.7 million, $28.7 million and $52.8 million of cash paid for employee taxes for withheld shares are included in financing activities, previously classified in operating activities, for fiscal 2017, fiscal 2016 and fiscal 2015, respectively (see Note 1 to the audited consolidated financial statements).
Cash Flows Provided by Operating Activities
During fiscal 2017, there was an increase in the total of net income and non cash charges compared to fiscal 2016 as discussed above. The change in operating assets and liabilities of approximately $118.8 million compared to fiscal 2016, is primarily due to the following:

•
Prepayments being a source of cash compared to a use of cash in the prior year due to the timing of prepayments made at the end of fiscal 2016 related to interest, insurance premiums and income and non-income related tax payments; and

•	Accounts payable being a greater source of cash compared to the prior year due to the timing of disbursements, extension of certain payment terms and new business; partially offset by

•	Accounts receivable were a greater use of cash compared to the prior year due to timing of collections and new business; and

•	Accrued expenses were less of a source of cash compared to the prior year due to a decrease in payroll related accruals offset by timing of client advances and interest payments.
During fiscal 2017, the Company received proceeds of approximately $9.7 million related to our casualty insurance program from our loss experience being favorable related to a prior year. The "Other operating activities" caption in the Consolidated Statements of Cash Flows was a greater source of cash compared to fiscal 2016 due to the timing of payments related to our casualty insurance program. The "Other operating activities" caption for fiscal 2017 and fiscal 2016 also reflects the adjustments to net income in both periods related to certain financing charges in connection with our refinancing activities (see Note 5 to the audited consolidated financial statements).
During fiscal 2016, the total of net income and non cash charges increased compared to fiscal 2015, resulting from the higher operating results. The change in operating assets and liabilities of approximately $3.9 million compared to the prior year period relates primarily to Accrued Expenses being a source of cash compared to a use of cash in the prior year primarily due to a decrease in commission payments mainly from a prior year lost client in the Sports, Leisure & Corrections sector, timing of deferred income payments, timing of interest payments and timing of other accrued expenses; and Accounts Payable being less of a use of cash compared to the prior year due to the timing of disbursements and less employee taxes paid from exercises of share-based awards compared to the prior year; partially offset by Accounts Receivable were a use of cash due to timing of collections, mainly from the fiscal 2015 cash receipts related to a one-time facility project in the Business & Industry sector; and Prepayments were a use of cash primarily due to prepayments of income and non-income related taxes, interest on the U.S. dollar denominated term loan and insurance premiums.
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
Cash Flows Used in Investing Activities
Fiscal 2017 use of cash in investing activities was comparable with fiscal 2016 primarily due to higher levels of capital expenditures offset by a decrease in the level of spending for acquisitions.
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
Cash Flows Used In Financing Activities
During fiscal 2017, cash used in financing activities was impacted by the following (see Note 5 to the consolidated financial statements):

•	issuance of $600 million of 5.000% Senior Notes due April 2025;

•	issuance of €325.0 of 3.125% Senior Notes due April 2025;

•
issuance of $2.0 billion of new U.S. term loans, CAD250.1 million ($200.5 million) of term loan denominated in Canadian dollars, ¥11,051.5 million ($98.2 million) of term loans denominated in yen and €170.0 million ($200.9 million of euro denominated term loan;

•	repayment of all existing term loan facilities under the Company's existing senior secured credit facilities;

•	repayment of the 5.750% Senior Notes, due March 2020;

•	payment of fees and expenses related to the refinancing activities (approximately $44.4 million); and

•	proceeds from the sale of buildings in our FSS International segment (approximately $30.1 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock during fiscal 2017 and fiscal 2018. The Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in fiscal 2017. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.  Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time. Currently, we do not expect further share repurchase activity under this program due to the pending acquisitions of Avendra and AmeriPride.
During fiscal 2016, cash used in financing activities was impacted by the issuance of $900 million of 5.125% Senior Notes due January 2024 and $500 million of 4.750% Senior Notes due June 2026, repayment of approximately $771.2 million aggregate principal amount of the 2020 Notes; optional prepayments of outstanding 2019 Term Loans of approximately $354.1 million; payment of of financing fees from the debt issuances during fiscal 2016 of approximately $20.2 million; call premium payment of $22.2 million from repayment of the 2020 Notes and the repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million.
During fiscal 2015, cash used in financing activities was impacted by the repayment of approximately $209.6 million on the senior secured term loan facility and payment of approximately $48.5 million for a repurchase of 1.5 million shares of our common stock.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances the subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 29, 2017, we were in compliance with these covenants.
As stated above, the Credit Agreement and the indentures governing our senior notes contain provisions that restrict our ability to pay dividends and repurchase stock (collectively, "Restricted Payments"). In addition to customary exceptions, the Credit Agreement and indentures permit Restricted Payments in the aggregate up to an amount that increases quarterly by 50% of our Consolidated Net Income, as such term is defined in these debt agreements, subject to being in compliance with the interest coverage ratio described below.
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

	Fiscal Year Ended
(in millions)	September 29, 2017	September 30, 2016	October 2, 2015
Net income attributable to Aramark Services, Inc. stockholder	$373.9	$287.8	$235.9
Interest and other financing costs, net	287.4	315.4	285.9
Provision for income taxes	146.5	142.7	105.0
Depreciation and amortization	508.2	495.8	504.0
Share-based compensation expense(1)	65.2	56.9	66.4
Unusual or non-recurring (gains)/losses(2)	—	—	(3.9)
Pro forma EBITDA for equity method investees(3)	14.2	14.3	14.8
Pro forma EBITDA for certain transactions(4)	—	4.1	—
Other(5)	36.8	35.4	58.9
Covenant Adjusted EBITDA	$1,432.2	$1,352.4	$1,267.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units and deferred stock unit awards (see Note 10 to the audited consolidated financial statements).

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

(5)
Other includes organizational streamlining initiatives ($19.4 million for fiscal 2017, $24.9 million for fiscal 2016 and $27.5 million for fiscal 2015), the impact of the change in fair value related to certain gasoline and diesel agreements ($0.4 million loss for fiscal 2017, $8.3 million gain for fiscal 2016 and $2.6 million loss for fiscal 2015), expenses related to acquisition costs ($2.6 million for fiscal 2017, $3.9 million for fiscal 2016 and $0.4 million for fiscal 2015), estimated impact from natural disasters ($17.0 million, of which $6.1 million relates to asset write-downs, for fiscal 2017), property and other asset write-downs associated with the sale of a building ($6.8 million for fiscal 2016 and $8.7 million for fiscal 2015), other asset write-offs ($5.0 million for fiscal 2016 and $16.2 million for fiscal 2015), expenses related to secondary offerings of common stock by certain of our stockholders ($2.2 million for fiscal 2015) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the fiscal year ended September 29, 2017 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	1.87x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.00x	5.82x

(1)
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term Loan B, which lenders do not benefit from the maximum Consolidated Secured Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

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

The following table summarizes our future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 29, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 29, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,186,427	$55,864	$415,027	$920,956	$3,794,580
Capital lease obligations	114,400	22,293	38,650	24,230	29,227
Estimated interest payments(2)	1,219,500	196,100	376,400	342,400	304,600
Operating leases and other noncancelable commitments	623,481	213,414	129,096	78,467	202,504
Purchase obligations(3)	962,902	417,211	377,457	71,405	96,829
Other liabilities(4)	241,600	47,800	19,300	11,300	163,200
	$8,348,310	$952,682	$1,355,930	$1,448,758	$4,590,940

		Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 29, 2017	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$33,107	$33,107	$—	$—	$—
Guarantees	—	—	—	—	—
	$33,107	$33,107	$—	$—	$—

(1)	Excludes the $47.2 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $14.9 million from the unamortized premium on the 2024 Notes.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 29, 2017 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2018 through 2023 is $4,885.9 million, $4,814.8 million, $4,719.9 million, $4,594.4 million, $4,466.4 million and $3,686.1 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2018 through 2023 is 4.01%, 3.94%, 3.96%, 3.87%, 3.68% and 4.18%, respectively (See Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).

(3)
Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities in which we operate as well as for purchases of certain vendors' products.

(4)	Includes certain unfunded employee retirement and severance related obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 29, 2017, we have gross uncertain tax liabilities of $30.8 million (see Note 8 to the audited consolidated financial statements). During fiscal 2017, we made contributions totaling $4.3 million into our defined benefit pension plans and benefit payments and settlements of $14.3 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2018 are $7.5 million and estimated benefit payments out of these plans in fiscal 2018 are $21.0 million (see Note 7 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the Receivables Facility is $350.0 million, which expires in May 2019. In addition, the Receivables Facility includes a seasonal tranche which will increase the capacity by $50.0 million at certain times of the year. As of September 29, 2017, $254.2 million was outstanding under the Receivables Facility and is included in “Long-Term Borrowings” in the Consolidated Balance

Sheets. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
During the first quarter of fiscal 2018, pursuant to a Rule 10b5-1 plan, we repurchased approximately 0.6 million shares of our common stock for $24.4 million under the share repurchase program previously announced by the Board of Directors authorized providing for purchases of up to $250.0 million of Aramark common stock during fiscal 2017 and fiscal 2018. Currently, we do not expect further share repurchase activity under this program due to the pending acquisitions of Avendra and AmeriPride.
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
Effective in fiscal 2017, the unremitted earnings of the Company's non-Uniform foreign subsidiaries are intended to be permanently invested in operations outside the U.S. and, therefore, U.S. taxes have not been recorded on those earnings.
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
Asset Impairment Determinations
Goodwill, the Aramark trade name and other trade names are indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If our assumptions or estimates in our fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact our impairment analysis.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2017, we performed an impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired. A country in our FSS International segment had a fair value that did not substantially exceed its carrying value based on the result of the fair value calculations (fair value excess of approximately 9%). This country has a goodwill balance of approximately $150 million.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We make assumptions, judgments and estimates to determine the current income tax provision, deferred tax asset and liabilities and valuation allowance recorded against a deferred tax asset. The assumptions, judgments and estimates relative to the current income tax provision take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, their interpretation and resolution of tax audits could significantly impact the income taxes provided in our consolidated financial statements. Assumptions, judgments and estimates relative to the amount of deferred income taxes take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from our estimates.
*****
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

New Accounting Standards Updates
See Note 1 to the audited consolidated financial statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 29, 2017 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 29, 2017. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 29, 2017	2018	2019		2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate	$22	$20		$19	$15	$9	$2,413	$2,498	$2,642
Average interest rate	5.0%	5.0%		5.0%	5.0%	5.0%	4.7%	4.7%
Variable rate	$56	$301	(a)	$114	$135	$786	$1,411	$2,803	$2,808
Average interest rate	2.7%	2.4%		2.7%	2.7%	2.6%	3.2%	2.9%
Interest Rate Swaps:
Receive variable/pay fixed	$600	$575		$425	$—	$—	$—	$1,600	$(11)
Average pay rate	1.6%	1.9%		2.2%	—%	—%
Average receive rate	1.2%	1.2%		1.2%	—%	—%

(a)	Balance includes $254.2 million of borrowings under the Receivables Facility.
As of September 29, 2017, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €33.0 million, £12.1 million and CAD 67.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 29, 2017, the fair value of these foreign exchange contracts is $0.1 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 29, 2017, the Company has contracts for approximately 16.7 million gallons outstanding for fiscal 2018. As of September 29, 2017, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $3.6 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
Item 8.    Financial Statements and Supplementary Data
See Financial Statements and Schedule beginning on page S-1.
Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 29, 2017. The effectiveness of the Company's internal control over financial reporting as of September 29, 2017 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited Aramark and subsidiaries’ (the Company) internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” appearing in item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aramark and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015, and our report dated November 22, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 22, 2017

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10 will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2017.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2017.

Name	Capacity

/s/ ERIC J. FOSS	Chairman, President and Chief Executive Officer
Eric J. Foss	(Principal Executive Officer)

/s/ STEPHEN P. BRAMLAGE, JR.	Executive Vice President and Chief Financial Officer
Stephen P. Bramlage, Jr.	(Principal Financial Officer)

/s/ BRIAN P. PRESSLER	Senior Vice President, Controller and Chief Accounting Officer
Brian P. Pressler	(Principal Accounting Officer)

/s/ PIERRE-OLIVIER BECKERS-VIEUJANT	Director
Pierre-Olivier Beckers-Vieujant

/s/ LISA G. BISACCIA	Director
Lisa G. Bisaccia

/s/ RICHARD W. DREILING	Director
Richard W. Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ SANJEEV K. MEHRA	Director
Sanjeev K. Mehra

/s/ PATRICIA B. MORRISON	Director
Patricia B. Morrison

/s/ JOHN A. QUELCH	Director
John A. Quelch

/s/ STEPHEN I. SADOVE	Director
Stephen I. Sadove

ARAMARK AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aramark:
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of September 29, 2017 and September 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aramark and subsidiaries as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for share-based payments effective October 1, 2016 due to the adoption of FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 22, 2017

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016
(in thousands, except share amounts)

	September 29, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$238,797	$152,580
Receivables (less allowances: 2017 - $53,416; 2016 - $48,058)	1,615,993	1,476,349
Inventories	610,732	587,155
Prepayments and other current assets	187,617	276,487
Total current assets	2,653,139	2,492,571
Property and Equipment, at cost:
Land, buildings and improvements	673,616	643,347
Service equipment and fixtures	2,003,177	1,890,301
	2,676,793	2,533,648
Less - Accumulated depreciation	(1,634,762)	(1,510,565)
	1,042,031	1,023,083
Goodwill	4,715,511	4,628,881
Other Intangible Assets	1,120,824	1,111,883
Other Assets	1,474,724	1,325,654
	$11,006,229	$10,582,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$78,157	$46,522
Accounts payable	955,925	847,588
Accrued payroll and related expenses	487,573	514,619
Accrued expenses and other current liabilities	846,440	776,016
Total current liabilities	2,368,095	2,184,745
Long-Term Borrowings	5,190,331	5,223,514
Deferred Income Taxes and Other Noncurrent Liabilities	978,944	1,003,013
Redeemable Noncontrolling Interest	9,798	9,794
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2017—277,111,042 shares and 2016—272,565,923; and outstanding: 2017—245,593,961 shares and 2016—244,713,580)	2,771	2,726
Capital surplus	3,014,546	2,921,725
Retained earnings/(accumulated deficit)	247,050	(33,778)
Accumulated other comprehensive loss	(123,760)	(180,783)
Treasury stock (shares held in treasury: 2017—31,517,081 shares and 2016—27,852,343)	(681,546)	(548,884)
Total stockholders' equity	2,459,061	2,161,006
	$11,006,229	$10,582,072

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016 AND OCTOBER 2, 2015
(in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Sales	$14,604,412	$14,415,829	$14,329,135
Costs and Expenses:
Cost of services provided	12,988,973	12,890,408	12,880,424
Depreciation and amortization	508,212	495,765	504,033
Selling and general corporate expenses	299,170	283,342	316,740
	13,796,355	13,669,515	13,701,197
Operating income	808,057	746,314	627,938
Interest and Other Financing Costs, net	287,415	315,383	285,942
Income Before Income Taxes	520,642	430,931	341,996
Provision for Income Taxes	146,455	142,699	105,020
Net income	374,187	288,232	236,976
Less: Net income attributable to noncontrolling interest	264	426	1,030
Net income attributable to Aramark stockholders	$373,923	$287,806	$235,946

Earnings per share attributable to Aramark stockholders:
Basic	$1.53	$1.19	$0.99
Diluted	$1.49	$1.16	$0.96
Weighted Average Shares Outstanding:
Basic	244,453	242,286	237,616
Diluted	251,557	248,763	246,616

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016 AND OCTOBER 2, 2015
(in thousands)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Net income	$374,187	$288,232	$236,976
Other comprehensive income (loss), net of tax:
Pension plan adjustments	19,992	(24,670)	3,522
Foreign currency translation adjustments	5,903	3,080	(43,547)
Cash flow hedges:
Unrealized gains (losses) arising during the period	19,449	(8,426)	(34,622)
Reclassification adjustments	10,130	21,184	11,681
Share of equity investee's comprehensive income (loss)	1,549	(5,383)	2,696
Other comprehensive income (loss), net of tax	57,023	(14,215)	(60,270)
Comprehensive income	431,210	274,017	176,706
Less: Net income attributable to noncontrolling interest	264	426	1,030
Comprehensive income attributable to Aramark stockholders	$430,946	$273,591	$175,676

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016 AND OCTOBER 2, 2015
(in thousands)

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income	$374,187	$288,232	$236,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508,212	495,765	504,033
Income taxes deferred	(37,856)	52,416	(4,108)
Share-based compensation expense	65,155	56,942	66,416
Changes in operating assets and liabilities:
Receivables	(111,423)	(32,859)	81,284
Inventories	(21,147)	(9,625)	(29,587)
Prepayments	95,536	(64,663)	9,763
Accounts payable	93,965	4,486	(46,422)
Accrued expenses	26,804	67,600	4,474
Changes in other noncurrent liabilities	31,959	(33,711)	(52,136)
Changes in other assets	(9,342)	(10,189)	13,595
Other operating activities	37,337	52,920	17,904
Net cash provided by operating activities	1,053,387	867,314	802,192
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(552,729)	(512,532)	(524,384)
Disposals of property and equipment	18,906	26,824	19,128
Acquisition of certain businesses:
Working capital other than cash acquired	8,114	10,226	(143)
Property and equipment	(2,273)	(32,989)	—
Additions to goodwill, other intangible assets and other assets, net	(147,963)	(176,614)	(3,234)
Other investing activities	(2,539)	5,340	4,299
Net cash used in investing activities	(678,484)	(679,745)	(504,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,851,417	1,399,988	71,926
Payments of long-term borrowings	(3,911,992)	(1,363,534)	(209,621)
Net change in funding under the Receivables Facility	(13,800)	(82,000)	—
Payments of dividends	(100,813)	(92,074)	(81,898)
Proceeds from issuance of common stock	28,779	35,705	39,946
Repurchase of common stock	(100,000)	(749)	(50,176)
Other financing activities	(42,277)	(54,741)	(57,309)
Net cash used in financing activities	(288,686)	(157,405)	(287,132)
Increase in cash and cash equivalents	86,217	30,164	10,726
Cash and cash equivalents, beginning of period	152,580	122,416	111,690
Cash and cash equivalents, end of period	$238,797	$152,580	$122,416
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016 AND OCTOBER 2, 2015
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2014	$1,718,036	$2,561	$2,575,011	$(382,463)	$(106,298)	$(370,775)
Net income attributable to Aramark stockholders	235,946			235,946
Other comprehensive income (loss)	(60,270)				(60,270)
Capital contributions from issuance of common stock	77,095	105	76,990
Share-based compensation expense	66,416		66,416
Tax benefits related to stock incentive plans	66,313		66,313
Repurchases of Common Stock	(138,053)					(138,053)
Payments of dividends	(82,124)			(82,124)
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	287,806			287,806
Other comprehensive income (loss)	(14,215)				(14,215)
Capital contributions from issuance of common stock	48,156	60	48,096
Share-based compensation expense	56,942		56,942
Tax benefits related to stock incentive plans	31,957		31,957
Repurchases of Common Stock	(40,056)					(40,056)
Payments of dividends	(92,943)			(92,943)
Balance, September 30, 2016	$2,161,006	$2,726	$2,921,725	$(33,778)	$(180,783)	$(548,884)
Adoption of new accounting standard (see Note 1)	1,129		(8,013)	9,142
Net income attributable to Aramark stockholders	373,923			373,923
Other comprehensive income (loss)	57,023				57,023
Capital contributions from issuance of common stock	35,724	45	35,679
Share-based compensation expense	65,155		65,155
Repurchases of Common Stock	(132,662)					(132,662)
Payments of dividends	(102,237)			(102,237)
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)

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
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 29, 2017, September 30, 2016 and October 2, 2015 were each fifty-two week periods.
New Accounting Standards Updates
In September 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which provides additional implementation guidance with respect to the revenue recognition standard and the leases recognition standard. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In August 2017, the FASB issued an ASU to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In May 2017, the FASB issued an ASU to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company will adopt this standard in conjunction with the revenue recognition standard, as described below. The Company is currently evaluating the impact of the pronouncement.
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
The Company elected to early adopt the guidance as of the beginning of its first quarter of fiscal 2017. The impact to the Consolidated Statements of Income was $23.3 million of excess tax benefit recorded as a reduction to the provision for income taxes for fiscal 2017. The adoption impact to the Consolidated Balance Sheets was a cumulative-effect adjustment of approximately $9.1 million to increase retained earnings for previously unrecognized excess tax benefits. The Company applied the guidance related to the presentation in the Consolidated Statements of Cash Flows on a retrospective basis. The excess tax benefits of $23.3 million, $32.0 million and $66.3 million for share-based awards are included in operating activities, previously classified in financing activities, and approximately $24.7 million, $28.7 million and $52.8 million of cash paid for employee taxes for withheld shares are included in financing activities, previously classified in operating activities, for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. As a result of the adoption, the excess tax benefits are no longer included in the calculation of diluted shares under the treasury stock method, which increased the diluted shares outstanding by approximately 1.4 million shares for fiscal 2017. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is in the process of reviewing its lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. Based on the assessment to date, the Company expects adoption of this standard to result in a material increase in lease-related assets and liabilities in its Consolidated Balance Sheets, but does not expect it to have a significant impact in its Consolidated Statements of Income or Cash Flows.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.
In June 2014, the FASB issued an ASU on stock compensation which requires that a performance target affecting vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company adopted the guidance in the first quarter of fiscal 2017, which did not have an impact on the consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed its comprehensive contract review project and has developed an understanding of the potential adoption impact to the consolidated financial statements on a qualitative basis. Based on this preliminary assessment, the Company does not believe this ASU will have a material impact on the timing of revenue recognition. The Company has also made significant progress on evaluating the impact the ASU may have related to the timing and presentation of various financial aspects of our contractual arrangements, including client contract investments, costs to fulfill and commissions. The Company has not selected the method of adoption and continues to assess the disclosure requirements, business processes, controls and systems.
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
Vendor Consideration
Consideration received from vendors includes rebates, allowances and volume discounts and are accounted for as an adjustment to the cost of the vendors' products or services and are reported as a reduction of "Cost of services provided," "Inventory," or "Property and Equipment." Income from rebates, allowances and volume discounts is recognized based on actual purchases in the fiscal period relative to total actual or forecasted purchases to be made for the contractual rebate period agreed to with the vendor. Rebates, allowances and volume discounts related to Inventory held at the balance sheet date are deducted from the carrying value of these inventories. Rebates, allowances and volume discounts related to "Property and Equipment" are deducted from the costs capitalized.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017			September 30, 2016			October 2, 2015
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$374,187			$288,232			$236,976
Pension plan adjustments	22,548	(2,556)	19,992	(37,957)	13,287	(24,670)	2,832	690	3,522
Foreign currency translation adjustments	5,903	—	5,903	18,547	(15,467)	3,080	(50,458)	6,911	(43,547)
Cash flow hedges:
Unrealized gains (losses) arising during the period	31,884	(12,435)	19,449	(23,437)	15,011	(8,426)	(58,143)	23,521	(34,622)
Reclassification adjustments	16,606	(6,476)	10,130	34,861	(13,677)	21,184	20,143	(8,462)	11,681
Share of equity investee's comprehensive income (loss)	2,383	(834)	1,549	(8,282)	2,899	(5,383)	4,148	(1,452)	2,696
Other comprehensive income (loss)	79,324	(22,301)	57,023	(16,268)	2,053	(14,215)	(81,478)	21,208	(60,270)
Comprehensive income			431,210			274,017			176,706
Less: Net income attributable to noncontrolling interest			264			426			1,030
Comprehensive income attributable to Aramark stockholders			$430,946			$273,591			$175,676
Accumulated other comprehensive loss consists of the following (in thousands):

	September 29, 2017	September 30, 2016
Pension plan adjustments	$(45,275)	$(65,267)
Foreign currency translation adjustments	(62,558)	(68,461)
Cash flow hedges	(6,794)	(36,373)
Share of equity investee's accumulated other comprehensive loss	(9,133)	(10,682)
	$(123,760)	$(180,783)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses included in operating results for fiscal 2017, fiscal 2016 and fiscal 2015 were not material.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of inventories are as follows:

	September 29, 2017	September 30, 2016
Food	36.9%	35.9%
Career apparel and linens	60.5%	60.9%
Parts, supplies and novelties	2.6%	3.2%
	100.0%	100.0%
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2017, fiscal 2016 and fiscal 2015 was $237.9 million, $234.8 million, and $226.6 million, respectively.
During fiscal 2017, the Company received proceeds of approximately $30.1 million related to the sale of a building within the FSS International segment. Subsequently, the Company entered into a capital lease for the building. The proceeds are included in "Other financing activities" in the Consolidated Statements of Cash Flows. The impact on the Consolidated Statements of Income was not material.
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
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 29, 2017	September 30, 2016
Client contract investments(1)	$981,300	$865,004
Miscellaneous investments(2)	247,601	253,798
Long-term receivables	72,406	72,469
Computer software costs, net(3)	111,005	91,760
Other(4)	62,412	42,623
	$1,474,724	$1,325,654

(1)
Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Amortization expense was $159.6 million, $142.5 million and $128.8 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

(2)
Miscellaneous investments represent investments in 50% or less owned entities, including the Company's 50% ownership in AIM Services Co., Ltd., a Japanese food and support services company (approximately $173.8 million and $181.4 million at September 29, 2017 and September 30, 2016, respectively).

(3)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to seven years.

(4)	Other consists of noncurrent deferred tax assets, pension assets and deferred financing costs on certain revolving credit facilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 29, 2017	September 30, 2016
Deferred income	$294,781	$262,976
Accrued commissions	84,138	79,048
Accrued taxes	75,156	62,510
Accrued insurance and interest	87,143	66,165
Other	305,222	305,317
	$846,440	$776,016
Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 29, 2017	September 30, 2016
Deferred income tax payable	$570,893	$608,375
Deferred compensation	229,663	228,231
Pension-related liabilities	14,164	26,854
Interest rate swap agreements	9,313	34,919
Other noncurrent liabilities	154,911	104,634
	$978,944	$1,003,013
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
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	September 29, 2017	September 30, 2016	October 2, 2015
Interest paid	$201.7	$275.4	$267.9
Income taxes paid	126.3	55.6	31.5
Significant noncash activities follow:

•
During fiscal 2017, fiscal 2016 and fiscal 2015, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $55.4 million, $36.4 million and $17.9 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2017, fiscal 2016 and fiscal 2015, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $32.7 million, $40.1 million and $89.6 million, respectively.

NOTE 2. ACQUISITIONS AND DIVESTITURES:
Acquisitions
During fiscal 2017, the Company paid cash consideration of approximately $142.1 million for various acquisitions. The sales, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 3. SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2015, the Company initiated a new phase related to streamlining and improving the efficiency and effectiveness of the Company's selling, general and administrative functions, which resulted in net severance charges of approximately $23.1 million (exclusive of the severance charges incurred related to the exit of certain operations within the FSS International segment- see Note 2). In addition, during fiscal 2015, the Company recorded charges of approximately $6.0 million to write-off service equipment from the decline in its Canadian remote services business within its FSS North America segment, which is included in "Cost of services provided" in the Consolidated Statements of Income.
During fiscal 2016, the Company continued and refined its focus on streamlining and improving the efficiency and effectiveness of its selling, general and administrative functions. As a result, the Company recorded net severance charges of approximately $24.9 million during fiscal 2016.
During fiscal 2017, the Company updated its previously initiated actions on streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. The Company recorded net severance charges of approximately $18.4 million during fiscal 2017.
The following table summarizes the unpaid obligations for severance and related costs as of September 29, 2017, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. These unpaid obligations are expected to be paid during fiscal 2018.

(in millions)	September 30, 2016	Net Charges	Payments and Other	September 29, 2017
Severance and Related Costs Accrual	$26.1	18.4	(26.7)	$17.8
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually, or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company completed its annual goodwill impairment test for fiscal 2017, which determined goodwill was not impaired. The Company performs its annual impairment test as of the end of the fiscal month of August.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, allocated by segment, is as follows (in thousands):

Segment	September 30, 2016	Acquisitions	Translation and Other	September 29, 2017
FSS North America	$3,635,614	$32,497	$(1,070)	$3,667,041
FSS International	418,488	25,413	20,630	464,531
Uniform	574,779	9,640	(480)	583,939
	$4,628,881	$67,550	$19,080	$4,715,511
Goodwill related to acquisitions closed during the fiscal 2017 may be revised upon final determination of the purchase price allocation.
Other intangible assets consist of (in thousands):

	September 29, 2017			September 30, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,376,812	$(1,063,350)	$313,462	$1,793,739	$(1,462,058)	$331,681
Trade names	807,362	—	807,362	781,835	(1,633)	780,202
	$2,184,174	$(1,063,350)	$1,120,824	$2,575,574	$(1,463,691)	$1,111,883
During fiscal 2017, the Company acquired customer relationship assets and trade names with preliminary values of approximately $67.0 million and $22.9 million, respectively. During fiscal 2016, the Company acquired customer relationship assets and trade names with values of approximately $64.0 million and $35.6 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 3 to 24 years, with a weighted average life of approximately 13 years. The Aramark and other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade name impairment test for fiscal 2017, which did not result in an impairment charge. Amortization of intangible assets for fiscal 2017, fiscal 2016 and fiscal 2015 was approximately $87.9 million, $98.5 million and $133.2 million, respectively.
Based on the recorded balances at September 29, 2017, total estimated amortization of all acquisition-related intangible assets for fiscal years 2018 through 2022 follows (in thousands):

2018	$62,756
2019	53,357
2020	52,815
2021	45,348
2022	24,972

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 29, 2017	September 30, 2016
Senior secured revolving credit facility, due March 2022	$—	$—
Senior secured term loan facility, due September 2019	—	840,305
Senior secured term loan facility, due February 2021	—	2,450,749
Senior secured term loan facility, due March 2022	1,125,858	—
Senior secured term loan facility, due March 2024	1,403,429	—
5.75% senior notes, due March 2020	—	227,032
5.125% senior notes, due January 2024	903,654	905,095
4.750% senior notes, due June 2026	493,464	492,886
5.000% senior notes, due April 2025	589,733	—
3.125% senior notes, due April 2025	379,429	—
Receivables Facility, due May 2019	254,200	268,000
Capital leases	114,400	78,615
Other	4,321	7,354
	5,268,488	5,270,036
Less—current portion	(78,157)	(46,522)
	$5,190,331	$5,223,514
As of September 29, 2017, there was approximately $881.8 million of outstanding foreign currency borrowings.
Fiscal 2017 Refinancing Transactions
On March 22, 2017, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, issued $600.0 million of 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"). On March 27, 2017, Aramark International Finance S.à r.l. ("AIFS" and, together with ASI, "the Issuers"), an indirect wholly owned subsidiary of the Company, issued €325.0 million of 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes").
ASI and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement"). On September 20, 2017, ASI and certain of its subsidiaries entered into an amendment (the "Incremental Amendment No. 1") to the Credit Agreement. Among other things, the Credit Agreement provides for the following as of September 29, 2017:

•	A U.S. dollar denominated term loan to ASI in the amount of $633.8 million, due 2022, ("U.S. Term Loan A") and $1.4 billion, due 2024 ("U.S. Term Loan B");

•	A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD250.1 million, due 2022 (approximately $200.5 million) (the "Canadian Term Loan");

•	A yen denominated term loan to ASI in the amount of ¥11,051.5 million, due 2022 (approximately $98.2 million) ("Yen Term Loan");

•	A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €170.0 million, due 2022 (approximately $200.9 million) (the "Euro Term Loan"); and

•
A revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1.0 billion and a final maturity date of March 28, 2022.

The net proceeds from the 2025 Notes and borrowings under the senior secured term loan facilities under the Credit Agreement were used to repay all existing outstanding borrowings under the term loans under the Previous Credit Agreement, to redeem ASI's 5.750% senior notes, due March 2020 (the "2020 Notes"), and to pay certain fees and related expenses. The Company recorded $28.5 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income for the fiscal year ended September 29, 2017, consisting of $25.2 million of non-cash charges for the write-off of deferred financing costs and original issue discount and $3.3 million for the call premium on the 2020 Notes. The Company used the borrowings

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the Incremental Amendment No. 1 to pay down a portion of the existing U.S. Term Loan B loans outstanding under the Credit Agreement and to pay certain related fees and expenses.
For the fiscal year ended September 29, 2017, the Company capitalized third-party costs of approximately $15.1 million directly attributable to the 2025 Notes and approximately $17.8 million directly attributable to the new senior secured term loan facilities under the Credit Agreement, which are included in "Long-Term Borrowings" in the Consolidated Balance Sheets. The Company also capitalized third-party costs of approximately $8.2 million during fiscal 2017, directly attributable to the senior secured revolving credit facility, which are included in "Other Assets" in the Consolidated Balance Sheets.
Senior Secured Credit Agreement
The applicable margin spread for the U.S. Term Loan B is 1.75% to 2.00% (as of September 29, 2017—2.00%) with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% to 1.00% (as of September 29, 2017—1.00%) with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the U.S. Term Loan A, Canadian Term Loan and the senior secured revolving credit facility is 1.50% to 2.25% (as of September 29, 2017—1.75%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees and 0.50% to 1.25% (as of September 29, 2017—0.75%) with respect to U.S. and Canadian base rate borrowings. The applicable margin for the Yen Term Loan is 1.75%. The applicable margin for the Euro Term Loan is 1.50%. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.40% per annum (as of September 29, 2017—0.30%). The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit.
The Credit Agreement provides that the Company has the right at any time to request one or more incremental term loan facilities or increases under existing term loan facilities and/or additional revolving credit facilities or increases under the existing revolving credit facility in an amount up to $1,400.0 million of incremental commitments in the aggregate plus an unlimited amount so long as the pro forma Consolidated Secured Debt to Covenant Adjusted EBITDA ratio (each as calculated in accordance with the Credit Agreement (the "Consolidated Secured Debt Ratio")) would not exceed 3.00 to 1.00, plus any amount of loans and commitments optionally prepaid and terminated under the senior secured credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental facilities or commitments, and any such addition of or increase in facilities or commitments will be subject to customary conditions precedent. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility.
As of September 29, 2017, there was approximately $998.5 million available for borrowing under the revolving credit facility.
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
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans and (ii) with respect to any voluntary prepayments of the U.S. Term Loan B in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to September 28, 2017, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
During the first quarter of fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary, due July 2016, that had been borrowed under the Company's senior secured credit agreement in the amount of $74.1 million. The Company made optional prepayments of approximately $330.6 million and $160.0 million of outstanding U.S. dollar term loans, during fiscal 2017 and fiscal 2016, respectively.

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
The Company is required to make quarterly principal repayments on the U.S. Term Loan B and the Yen Term Loan in quarterly amounts of 1.00% per annum of their funded total principal amount. The Company is required to make quarterly principal repayments on the U.S. Term Loan A in quarterly amounts of 5.0%, 5.0%, 7.5%, 10.0% and 15.0% per annum of their funded total principal amount after the anniversary of the first, second, third, fourth and fifth years under the Credit Agreement. The Company is required to make quarterly principal repayments on the Canadian Term Loan in quarterly amounts of 4.4%, 5.0%, 7.5%, 10.1% and 15.1% per annum of their funded total principal amount after the anniversary of the first, second, third, fourth and fifth years under the Credit Agreement. The Company is required to make quarterly principal repayments on the Euro Term Loan in quarterly amounts of 5.0%, 6.3%, 8.8%, 12.5% and 15.0% per annum of their funded total principal amount after the anniversary of the first, second, third, fourth and fifth years under the Credit Agreement.
Guarantees
All obligations under the Credit Agreement are unconditionally guaranteed by Aramark Intermediate HoldCo Corporation and, subject to certain exceptions, substantially all of ASI's existing and future wholly-owned domestic subsidiaries excluding certain immaterial subsidiaries, receivables facility subsidiaries, certain other customarily excluded subsidiaries and certain subsidiaries designated under the Credit Agreement as "unrestricted subsidiaries", referred to, collectively, as the U.S. Guarantors. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by (i) a pledge of 100% of the capital stock of ASI, (ii) pledges of 100% of the capital stock (or 65% of voting stock and 100% of non-voting stock, in the case of the stock of foreign subsidiaries) held by ASI, Aramark Intermediate HoldCo Corporation or any of the U.S. Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Corporation, ASI or any of the U.S. Guarantors.
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt; and fundamentally change ASI's business. In addition, the Credit Agreement requires ASI to comply with a maximum Consolidated Secured Debt Ratio maintenance covenant. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 29, 2017, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term Loan B which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 29, 2017 was 1.87x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 5.82x for the fiscal year ended September 29, 2017.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The 2025 Notes are senior unsecured obligations of the respective Issuers. Each series of the 2025 Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI, ASI's 5.125% Senior Notes due 2024 (the "2024 Notes") and 4.750% Senior Notes due 2026 (the "2026 Notes") and will rank senior in right of payment to the respective Issuer's future subordinated indebtedness. The 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities, the 2024 Notes, the 2026 Notes and the 5.000% 2025 Notes or 3.125% 2025 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 2024 Notes, the 2026 Notes and the 5.000% 2025 Notes. Each series of the 2025 Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2025 Notes. Interest on the 2025 Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2017.
In the event of certain types of changes of control, the holders of the 2025 Notes may require the applicable Issuer to purchase for cash all or a portion of their 2025 Notes at a purchase price equal to 101% of the principal amount of such 2025 Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Beginning April 1, 2020, ASI has the option to redeem all or a portion of the 5.000% 2025 Notes at any time at the redemption prices set forth in the 5.000% 2025 Notes Indenture, plus accrued and unpaid interest. Beginning April 1, 2020, AIFS has the option to redeem all or a portion of the 3.125% 2025 Notes at any time at the redemption prices set forth in the 3.125% 2025 Notes Indenture, plus accrued and unpaid interest.
The 5.000% 2025 Notes Indenture and the 3.125% 2025 Notes Indenture contain covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's and its restricted subsidiaries assets; and designate ASI's subsidiaries as unrestricted subsidiaries. The 5.000% 2025 Notes Indenture and the 3.125% 2025 Notes Indenture also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the applicable series of 2025 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 5.000% 2025 Notes Indenture or the 3.125% 2025 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the other senior notes and obligations under the Credit Agreement.
Fiscal 2016 Refinancing Transactions
On May 31, 2016, ASI issued $1.0 billion principal amount of senior unsecured notes, consisting of $500 million aggregate principal amount of 2024 Notes and $500 million of aggregate principal amount of 2026 Notes. The additional 2024 Notes were issued pursuant to an indenture dated as of December 17, 2015, as supplemented by the supplemental indenture, dated as of May 31, 2016, entered into by ASI, certain other Aramark entities, as guarantors of the 2024 Notes and the Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016, entered into by ASI, certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The additional 2024 Notes were issued at a premium of $18.8 million, which created an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Consolidated Balance Sheets and will be amortized to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income until maturity in 2024. The 2026 Notes were issued at par.
The net proceeds from the 2024 Notes and the 2026 Notes and premium from the 2024 Notes were used to redeem $194.1 million of the senior secured term loan facility due September 2019 (the "2019 Term Loans"), repay $771.2 million principal of the 2020 Notes, pay a $22.2 million call premium on the 2020 Notes, pay $11.1 million of accrued interest on the 2020 Notes

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and fees and costs associated with the 2024 Notes and 2026 Notes. As a result of the issuance of the 2024 Notes and 2026 Notes, the Company recorded charges of approximately $30.2 million, to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income for the fiscal year ended September 30, 2016, consisting of $22.2 million for the call premium on the 2020 Notes and $8.0 million of non-cash charges for the write-off of debt issuance costs and debt discount on the 2020 Notes and 2019 Term Loans. The Company also paid approximately $14.2 million in debt issuance costs spread evenly between the 2024 Notes and 2026 Notes, which were recorded as a reduction to "Long-Term Borrowings" in the Consolidated Balance Sheets.
On December 17, 2015, ASI issued $400 million of 2024 Notes, pursuant to an indenture, dated as of December 17, 2015, entered into by ASI, certain other Aramark entities, as guarantors of the 2024 Notes and the Bank of New York Mellon, as trustee. The 2024 Notes were issued at par. The Company paid approximately $6.0 million in financing fees related to the 2024 Notes.
The 2024 Notes and 2026 Notes are senior unsecured obligations of ASI. The 2024 Notes and 2026 Notes rank equal in right of payment to all of ASI's existing and future senior debt, including the senior secured credit facilities under the Credit Agreement and the 2025 Notes and senior in the right of payment to ASI's future debt and other obligations that are expressly subordinated in right of payment to the 2024 Notes and 2026 Notes. The 2024 Notes and 2026 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The Notes and the guarantees thereof are effectively subordinated to all existing and future secured debt of ASI and the guarantors including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2024 Notes and 2026 Notes. Interest on the 2024 Notes is payable on January 15 and July 15 of each year.
In the event of certain types of changes of control, the holders of the 2024 Notes or 2026 Notes may require ASI to purchase for cash all or a portion of their 2024 Notes or 2026 Notes, as applicable, at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Beginning January 15, 2019, ASI has the option to redeem all or a portion of the 2024 Notes at any time at the redemption prices set forth in the 2024 Notes Indenture, plus accrued and unpaid interest. Beginning June 1, 2021, ASI has the option to redeem all or a portion of the 2026 Notes at any time at the redemption prices set forth in the 2026 Notes Indenture, plus accrued and unpaid interest.
The 2024 Notes Indenture and 2026 Notes Indenture contain covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's and it restricted subsidiaries' assets; and designate ASI's subsidiaries as unrestricted subsidiaries. They also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 2024 Notes and 2026 Notes to become or to be declared due and payable.
Future Maturities and Interest and Other Financing Costs, net
At September 29, 2017, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $47.2 million reduction to long-term borrowings from debt discounts and deferred financing fees and the increase of $14.9 million from the premium on the 2024 Notes) are as follows (in thousands):

2018	$78,157
2019	321,416
2020	132,261
2021	149,435
2022	795,751
Thereafter	3,823,807
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Interest expense	$285,995	$315,166	$286,261
Interest income	(5,942)	(5,288)	(4,932)
Other financing costs	7,362	5,505	4,613
Total	$287,415	$315,383	$285,942

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash Flow Hedges
The Company has approximately $1.6 billion notional amount of outstanding interest rate swap agreements, fixing the rate on a like amount of variable rate borrowings, as of September 29, 2017. During fiscal 2017, the Company entered into $200.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $1.0 billion matured during fiscal 2017. As a result of the Credit Agreement, the Company de-designated the previous interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the Credit Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. The Company then amended the interest rate swap agreements to match the terms of the new term loans under the Credit Agreement to meet the criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the Company recorded charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income during fiscal 2017 of approximately $2.9 million for the changes in market value of the interest rate swaps. During the first quarter of fiscal 2018, the Company entered into an additional $500.0 million notional amount of forward starting interest rate swap agreements.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of September 29, 2017 and September 30, 2016, approximately ($6.8) million and ($36.4) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively. The hedge ineffectiveness for these cash flow hedging instruments during fiscal 2017, fiscal 2016 and fiscal 2015 was not material.
During fiscal 2016, the Company repaid a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million. As a result of this repayment, the Company terminated its $74.1 million of outstanding amortizing cross currency swap agreements, which resulted in a pre-tax charge of approximately $1.1 million recorded to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income during fiscal 2016. The termination of these agreements resulted in the Company receiving $5.7 million of proceeds during fiscal 2016.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive loss (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Interest rate swap agreements	$31,884	$(21,321)	$(70,455)
Cross currency swap agreements	—	(2,116)	12,312
	$31,884	$(23,437)	$(58,143)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 29, 2017, the Company has contracts for approximately 16.7 million gallons outstanding for fiscal 2018. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value was not material for fiscal 2017. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $8.1 million and a loss of approximately ($2.6) million for fiscal 2016 and fiscal 2015, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses" in the Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Consolidated Statements of Income.
As of September 29, 2017, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €33.0 million, £12.1 million and CAD67.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 29, 2017	September 30, 2016
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$80	$—
Gasoline and diesel fuel agreements	Prepayments and other current assets	3,626	3,878
		$3,706	$3,878
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$1,196	$5,929
Interest rate swap agreements	Other Noncurrent Liabilities	9,313	34,919
		$10,509	$40,848

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	$—	$447
		$10,509	$41,295
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 29, 2017	September 30, 2016	October 2, 2015
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$16,606	$32,800	$31,367
Cross currency swap agreements	Interest Expense	—	2,061	(11,224)
		$16,606	$34,861	$20,143
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(1,277)	$(685)	$8,512
Foreign currency forward exchange contracts	Interest Expense	(886)	(8,847)	(4,821)
		$(2,163)	$(9,532)	$3,691
		$14,443	$25,329	$23,834
The Company has a Japanese yen denominated term loan in the amount of ¥11,051.5 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €170.0 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in our European affiliates.
At September 29, 2017, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $2.3 million.
NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2017, fiscal 2016 and fiscal 2015 was $27.5 million, $32.4 million and $29.0 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2017, fiscal 2016 and fiscal 2015 was $6.9 million, $9.4 million and $8.5 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Service cost	$8,834	$7,850	$9,478
Interest cost	8,398	11,041	12,367
Expected return on plan assets	(18,350)	(17,679)	(16,970)
Settlements	—	159	52
Amortization of prior service cost	122	107	165
Recognized net loss	3,400	1,504	1,658
Net periodic pension cost	$2,404	$2,982	$6,750
The following table set forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 29, 2017	September 30, 2016
Benefit obligation, beginning	$339,313	$302,087
Foreign currency translation	13,883	(18,867)
Service cost	8,834	7,850
Interest cost	8,398	11,041
Employee contributions	2,261	2,233
Actuarial loss (gain)	(24,923)	51,620
Benefits paid	(14,316)	(16,106)
Settlements and curtailments	222	(545)
Benefit obligation, ending	$333,672	$339,313
Change in plan assets:
Fair value of plan assets, beginning	$319,985	$304,376
Foreign currency translation	14,564	(17,841)
Employer contributions	4,285	25,404
Employee contributions	2,261	2,233
Actual return on plan assets	14,759	22,464
Benefits paid	(14,316)	(16,106)
Settlements	—	(545)
Fair value of plan assets, end	$341,538	$319,985
Funded Status at end of year	$7,866	$(19,328)

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 29, 2017	September 30, 2016
Noncurrent benefit asset (included in Other Assets)	$23,056	$6,452
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(15,190)	(25,780)
Net actuarial loss (included in Accumulated other comprehensive (income) loss before taxes)	77,717	100,265
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 29, 2017	September 30, 2016
Discount rate	2.8%	3.8%
Rate of compensation increase	2.4%	3.2%
Long-term rate of return on assets	6.1%	6.2%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 29, 2017	September 30, 2016
Discount rate	2.9%	3.3%
Rate of compensation increase	2.4%	3.3%
Assumptions, including discount rate, expected return on assets, compensation increases and health care trends, are adjusted annually, as necessary, based on prevailing market conditions and actual experience. The Company has elected to use a spot-rate approach for the discount rate used in the calculation of pension interest and service cost for fiscal 2017 and beyond. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the appropriate discount rate. The impact of the change is not material to the consolidated financial statements.
The accumulated benefit obligation as of September 29, 2017 was $316.0 million. During fiscal 2017, actuarial losses of approximately $24.8 million were recognized in other comprehensive income (before taxes) and $3.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 29, 2017 expected to be recognized in net periodic pension cost during fiscal 2018 is approximately $3.4 million (before taxes).
The accumulated benefit obligation as of September 30, 2016 was $316.5 million. During fiscal 2016, actuarial losses of approximately $39.6 million were recognized in other comprehensive loss (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 29, 2017 and September 30, 2016 (in thousands):

	September 29, 2017	September 30, 2016
Projected benefit obligation	$141,401	$139,088
Accumulated benefit obligation	140,547	136,605
Fair value of plan assets	126,210	113,710
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for the Company's defined benefit pension plans as of September 29, 2017 and September 30, 2016 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 29, 2017	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$741	$741	$—	$—
Investment funds:
Equity funds	202,253	—	202,253	—
Fixed income funds	128,155	—	128,155	—
Real estate	10,389	—	—	10,389
Total	$341,538	$741	$330,408	$10,389

	September 30, 2016	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$21,009	$21,009	$—	$—
Investment funds:
Equity funds	173,704	—	173,704	—
Fixed income funds	116,168	—	116,168	—
Real estate	9,104	—	—	9,104
Total	$319,985	$21,009	$289,872	$9,104
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets. Fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic companies (approximately 33%) and international companies (approximately 67%) that are diversified across industry, country and stock market capitalization. Investments in fixed income securities include domestic (approximately 4%) and international (approximately 96%) corporate bonds and government securities. Substantially all of the real estate investments are in international markets. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The Company made voluntary pension contributions above the minimum required of approximately $19.8 million during fiscal 2016. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2018	$21,015
Fiscal 2019	12,973
Fiscal 2020	13,298
Fiscal 2021	13,983
Fiscal 2022	14,443
Fiscal 2023 – 2027	77,991
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2018 are approximately $7.5 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's participation in these plans for fiscal 2017 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2017 and 2016 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the endangered zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2017, fiscal 2016 and fiscal 2015 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2017	2016		2017	2016	2015	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$7,541	$6,675	$6,580	No	1/15/2015 - 9/30/2021
Service Employees Pension Fund of Upstate New York (1)	16-0908576/ 001	Critical	Critical	Implemented	534	448	527	No	6/30/2018 - 9/30/2019
Local 1102 Retirement Trust (2)	13-1847329/ 001	Critical	Critical	Implemented	397	339	300	No	10/31/2017 - 6/30/2019
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	3,836	3,723	3,659	No	1/31/2007 - 2/15/2020
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	336	216	198	No	1/31/2018 - 6/30/2018
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	51-6056180/ 001	Critical	Critical	Implemented	898	813	768	No	4/29/2019
SEIU National Industry Pension Fund (3)	52-6148540/ 001	Critical	Critical	Implemented	429	404	298	No	4/14/2019 - 12/31/2019
Local 171 Pension Plan	37-6155648/ 001	Critical and Declining	Critical and Declining	Implemented	82	83	79	No	7/7/2017
PACE Industry Union-Management Pension Fund	11-6166763/ 001	Critical and Declining	Critical and Declining	Implemented	26	25	30	No	3/30/2018
Other funds					15,170	14,415	13,964
Total contributions					$29,249	$27,141	$26,403

(1)	Over 60% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2018.
(2)	Over 90% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2019.
(3)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2019.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2016 and 12/31/2015
Service Employees Pension Fund of Upstate New York	12/31/2016 and 12/31/2015
Local 731 IBT Textile Maintenance and Laundry Craft Pension Fund	12/31/2016 and 12/31/2015
Local 171 Pension Plan	12/31/2016 and 12/31/2015
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2017.
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
The components of income before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States	$362,783	$284,216	$250,069
Non-U.S.	157,859	146,715	91,927
	$520,642	$430,931	$341,996
The provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Current:
Federal	$111,175	$39,510	$64,221
State and local	15,455	15,750	15,223
Non-U.S.	57,681	35,023	29,684
	184,311	90,283	109,128
Deferred:
Federal	(21,956)	47,323	(585)
State and local	3,165	(740)	(208)
Non-U.S.	(19,065)	5,833	(3,315)
	(37,856)	52,416	(4,108)
	$146,455	$142,699	$105,020
Current taxes receivable of $9.6 million and $48.5 million at September 29, 2017 and September 30, 2016, respectively, are included in "Prepayments and other current assets" in the Consolidated Balance Sheets. Current income taxes payable of $30.7 million and $10.3 million at September 29, 2017 and September 30, 2016, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of income before income taxes):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.3	2.3	2.9
Foreign taxes	(4.3)	(1.4)	(3.7)
Permanent book/tax differences(1)	(3.8)	0.3	0.3
Uncertain tax positions	1.4	0.1	(0.5)
Tax credits & other	(2.5)	(3.2)	(3.3)
Effective income tax rate	28.1%	33.1%	30.7%

(1) Includes the reduction of approximately 4% related to the adoption of the ASU related to share-based payment transactions in fiscal 2017 (see Note 1).
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
As of September 29, 2017, certain subsidiaries have recorded deferred tax assets of $21.3 million associated with accumulated federal, state and foreign net operating loss carryforwards. The Company believes it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards will not be realized. As a result, the Company has recorded a valuation allowance of approximately $11.5 million on the deferred tax asset related to these state NOL carryforwards.
As of September 29, 2017, the Company has approximately $24.8 million of foreign tax credit carryforwards, which expire in 2027. The Company believes there is sufficient taxable income in the carryforward period to utilize these credits; and a valuation allowance was not provided.
As of September 29, 2017 and September 30, 2016, the components of deferred taxes are as follows (in thousands):

	September 29, 2017	September 30, 2016
Deferred tax liabilities:
Property and equipment	$92,268	$87,191
Investments	20,317	46,125
Other intangible assets, including goodwill	629,153	655,319
Inventory	97,622	97,796
Other	25,992	15,897
Gross deferred tax liability	865,352	902,328
Deferred tax assets:
Derivatives	—	1,618
Insurance	33,811	19,276
Employee compensation and benefits	209,951	249,509
Accruals and allowances	31,026	21,716
Net operating loss/credit carryforwards and other	48,793	26,707
Gross deferred tax asset, before valuation allowances	323,581	318,826
Valuation allowances	(11,513)	(7,352)
Net deferred tax liability	$553,284	$590,854
Deferred tax liabilities of approximately $570.9 million and $608.4 million as of September 29, 2017 and September 30, 2016, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" in the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets of approximately $17.6 million and $17.4 million as of September 29, 2017 and September 30, 2016, respectively, are included in "Other Assets" in the Consolidated Balance Sheets.
Prior to fiscal 2017, the Company provided deferred taxes on all unremitted earnings of its foreign subsidiaries. Effective for the first quarter of fiscal 2017, the Company asserted that the prospective unremitted earnings of certain foreign subsidiaries would be permanently invested. As a result of a foreign restructuring plan completed in the fourth quarter of fiscal 2017, the Company further asserted all unremitted earnings of certain foreign subsidiaries held as of September 29, 2017, are permanently invested outside the U.S. Accordingly, the Company recorded a net benefit related to this assertion of approximately $1.9 million to the Consolidated Statements of Income.
Undistributed earnings of foreign subsidiaries for which no deferred tax liability has been recorded are approximately $40.0 million at September 29, 2017. Those earnings are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided. If the unremitted earnings are no longer permanently invested in a subsequent period, the Company will record a provision for deferred income taxes on these unremitted earnings. The estimated tax cost associated with remitting these earnings is not expected to have a significant adverse effect on the results of operations.
The Company has approximately $30.8 million of total gross unrecognized tax benefits as of September 29, 2017, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 29, 2017	September 30, 2016
Balance, beginning of year	$22,752	$21,412
Additions based on tax positions taken in the current year	9,323	481
Additions for tax positions taken in prior years	4,028	2,141
Reductions for remeasurements, settlements and payments	(3,972)	(185)
Reductions due to statute expiration	(1,319)	(1,097)
Balance, end of year	$30,812	$22,752
The Company has approximately $5.0 million and $6.0 million accrued for interest and penalties as of September 29, 2017 and September 30, 2016, respectively, and recorded approximately ($1.0) million and $0.4 million in interest and penalties during fiscal 2017 and fiscal 2016, respectively. Interest and penalties related to unrecognized tax benefits are recorded in "Provision for income taxes" in the Consolidated Statements of Income.
Unrecognized tax benefits are not expected to significantly change within the next 12 months.
Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities before 2013. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from U.S. federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2013. However, an unfavorable settlement of a particular issue would require use of the Company's cash.
NOTE 9. STOCKHOLDERS' EQUITY:
During fiscal 2015, the Company completed a repurchase of 1.5 million shares of its common stock for approximately $48.5 million.
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250.0 million of Aramark common stock during fiscal 2017 and fiscal 2018. The Company completed a repurchase of approximately 2.8 million shares of its common stock for $100.0 million in fiscal 2017.
The following table presents the Company's dividend payments to its stockholders (in millions):

	September 29, 2017	September 30, 2016	October 2, 2015
Dividend payments	$100.8	$92.1	$81.9
On November 13, 2017, a $0.105 dividend per share of common stock was declared, payable on December 7, 2017, to shareholders of record on the close of business on November 27, 2017.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors (the "Board") approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "Old 2013 Stock Plan"), which became effective on December 1, 2013 and the amended and restated Old 2013 Stock Plan was approved by the Board on November 9, 2016 and approved by the stockholders of Aramark on February 1, 2017 (as amended, the "2013 Stock Plan"). The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000.
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

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
TBOs	$20.4	$18.8	$16.4
PBOs	—	—	10.8
RSUs	20.8	21.4	19.5
PSUs	21.6	13.9	17.4
Deferred Stock and Other Units	2.4	2.8	2.3
	$65.2	$56.9	$66.4

Taxes related to share-based compensation	$24.2	$22.3	$26.0
Cash Received from Option Exercises	28.8	35.7	39.9
Tax Benefit on Option Exercises (1)	23.3	32.0	66.3

(1)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Accrued expenses" in the Consolidated Statements of Cash Flows.
No compensation expense was capitalized. Based on historical activity, the Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expenses.
The below table summarizes the unrecognized compensation expense as of September 29, 2017 related to nonvested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$27.0	2.46
RSUs	34.8	2.76
PSUs	19.6	1.72
Total	$81.4
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Expected volatility	25%	30%	30%
Expected dividend yield	1.11% - 1.21%	1.15% - 1.25%	1.05% - 1.20%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	2.14% - 2.20%	1.50% - 2.04%	1.60% - 2.07%
Weighted-average grant-date fair value	$8.47	$9.21	$8.34
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2016	12,354	$21.48
Granted	2,584	$34.11
Exercised	(1,561)	$8.21
Forfeited and expired	(303)	$27.94
Outstanding at September 29, 2017	13,074	$24.39	$206,623	6.7
Exercisable at September 29, 2017	7,474	$18.71	$160,536	5.5
Expected to vest at September 29, 2017	5,113	$31.96	$42,077	8.2

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Total intrinsic value exercised (in millions)	$32.2	$49.9	$107.8
Total fair value that vested (in millions)	17.7	17.5	13.7

Performance-Based Options
During fiscal 2015, all unvested performance-based options granted under the 2007 Management Stock Incentive Plan vested due to the sponsors of the Company's 2007 going-private transaction achieving the required rate of return on their sales of the Company's stock to constitute a return-based event under the original terms of such options related to approximately 0.7 million shares. The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for ten years from the date of grant.
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2016	3,174	$11.54
Granted	—	$—
Exercised	(992)	$9.92
Forfeited and expired	—	$—
Outstanding at September 29, 2017	2,182	$12.28	$60,908	3.8
Exercisable at September 29, 2017	2,182	$12.28	$60,908	3.8
The total intrinsic value of PBOs exercised during fiscal 2017, fiscal 2016 and fiscal 2015 was $26.6 million, $39.2 million and $102.9 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	1,620	$25.87
Granted	1,376	$34.09
Vested	(911)	$22.32
Forfeited	(150)	$31.09
Outstanding at September 29, 2017	1,935	$31.44
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. Prior to fiscal 2016, the Company granted three year PSUs with the first 33% of the award vesting on the first anniversary of the grant date, if and to the extent the Company achieves these performance conditions, while the remaining 67% will generally vest ratably over the next two anniversaries of the date of grant, subject to the achievement of an adjusted earnings per share-based performance condition in the first year of grant and the participant's continued employment with the Company through each such anniversary. During fiscal 2016, the Company granted PSUs with cliff vesting subject to the achievement of adjusted earnings per share in the third fiscal year of grant and the participant's continued employment with the Company. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. During fiscal 2017, the Company granted PSUs subject to the level of achievement of adjusted earnings per share for the cumulative three year performance period and the participant's continued employment with the Company.

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	1,298	$30.02
Granted	455	$34.12
Vested	(422)	$26.67
Forfeited	(61)	$31.52
Outstanding at September 29, 2017	1,270	$31.82
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors of the Company and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 58,376 deferred stock units during fiscal 2017. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Earnings:
Net income attributable to Aramark stockholders	$373,923	$287,806	$235,946
Shares:
Basic weighted-average shares outstanding	244,453	242,286	237,616
Effect of dilutive securities	7,104	6,477	9,000
Diluted weighted-average shares outstanding	251,557	248,763	246,616

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.53	$1.19	$0.99
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$1.49	$1.16	$0.96
Share-based awards to purchase 3.9 million, 2.1 million and 2.5 million shares were outstanding at September 29, 2017, September 30, 2016 and October 2, 2015, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs of approximately 1.2 million and 0.6 million were outstanding at September 29, 2017 and September 30, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
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
At September 29, 2017 and September 30, 2016, the amount of outstanding borrowings under the Receivables Facility was $254.2 million and $268.0 million, respectively, and is included in "Long-Term Borrowings" in the Consolidated Balance Sheets.
NOTE 13. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $962.9 million at September 29, 2017, primarily in connection with commitments for capital projects and client contract investments. At September 29, 2017, the Company also has letters of credit outstanding in the amount of $33.1 million.
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $112.7 million at September 29, 2017 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 29, 2017.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases was $170.0 million, $180.7 million and $181.8 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases and certain residual value guarantees as of September 29, 2017 (in thousands):

2018	$213,414
2019	65,418
2020	63,678
2021	45,956
2022	32,511
2023-Thereafter	202,504
Total minimum rental obligations	$623,481
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2017 and fiscal 2016 (in thousands):

	Quarter Ended
	December 30, 2016	March 31, 2017	June 30, 2017	September 29, 2017
Sales	$3,735,383	$3,621,628	$3,593,277	$3,654,124
Cost of services provided	3,299,329	3,226,196	3,232,366	3,231,082
Net income	125,435	70,231	65,364	113,157
Net income attributable to Aramark stockholders	125,339	70,151	65,295	113,138
Earnings per share:
Basic	$0.51	$0.29	$0.27	$0.46
Diluted	0.50	0.28	0.26	0.45
Dividends declared per common share	0.103	0.103	0.103	0.103

	Quarter Ended
	January 1, 2016	April 1, 2016	July 1, 2016	September 30, 2016
Sales	$3,710,275	$3,574,822	$3,586,908	$3,543,824
Cost of services provided	3,294,523	3,209,710	3,233,884	3,152,291
Net income	93,436	66,497	44,858	83,441
Net income attributable to Aramark stockholders	93,343	66,354	44,765	83,344
Earnings per share:
Basic	$0.39	$0.27	$0.18	$0.34
Diluted	0.38	0.27	0.18	0.33
Dividends declared per common share	0.095	0.095	0.095	0.095
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

	Sales
	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
FSS North America	$10,231.5	$10,122.3	$9,950.3
FSS International	2,808.2	2,729.8	2,858.2
Uniform	1,564.7	1,563.7	1,520.6
	$14,604.4	$14,415.8	$14,329.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Income
	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
FSS North America	$621.9	$546.4	$494.5
FSS International	137.0	129.1	95.3
Uniform	182.3	195.3	191.8
	941.2	870.8	781.6
Corporate	(133.1)	(124.5)	(153.7)
Operating Income	808.1	746.3	627.9
Interest and Other Financing Costs, net	(287.4)	(315.4)	(285.9)
Income Before Income Taxes	$520.7	$430.9	$342.0

	Depreciation and Amortization
	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
FSS North America	$380.6	$373.2	$385.2
FSS International	47.4	46.3	47.1
Uniform	77.2	73.9	70.2
Corporate	3.0	2.4	1.5
	$508.2	$495.8	$504.0

	Capital Expenditures and Client Contract Investments and Other*
	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
FSS North America	$428.0	$378.9	$395.3
FSS International	58.5	92.6	49.1
Uniform	67.5	70.7	72.6
Corporate	1.0	3.3	7.4
	$555.0	$545.5	$524.4
* Includes amounts acquired in business combinations

	Identifiable Assets
	September 29, 2017	September 30, 2016
FSS North America	$7,268.2	$7,067.5
FSS International	1,707.7	1,521.3
Uniform	1,828.7	1,786.4
Corporate	201.6	206.9
	$11,006.2	$10,582.1
The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States	$11,098.0	$11,011.5	$10,727.8
Foreign	3,506.4	3,404.3	3,601.3
	$14,604.4	$14,415.8	$14,329.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment, net
	September 29, 2017	September 30, 2016
United States	$838.2	$844.3
Foreign	203.8	178.8
	$1,042.0	$1,023.1
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at September 29, 2017 and September 30, 2016 was $5,450.1 million and $5,365.6 million, respectively. The carrying value of the Company's debt at September 29, 2017 and September 30, 2016 was $5,268.5 million and $5,270.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à.r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, are non guarantors and do not guarantee the 2024 Notes, 2025 Notes and 2026 Notes. The guarantors also guarantee certain other debt. See Note 5 for additional descriptions of these senior notes. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
September 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$111,512	$37,513	$89,767	$—	$238,797
Receivables	—	3,721	303,664	1,308,608	—	1,615,993
Inventories	—	15,737	514,267	80,728	—	610,732
Prepayments and other current assets	—	14,123	83,404	90,090	—	187,617
Total current assets	5	145,093	938,848	1,569,193	—	2,653,139
Property and Equipment, net	—	29,869	775,362	236,800	—	1,042,031
Goodwill	—	173,104	4,047,932	494,475	—	4,715,511
Investment in and Advances to Subsidiaries	2,459,056	5,248,858	90,049	567,277	(8,365,240)	—
Other Intangible Assets	—	29,683	914,000	177,141	—	1,120,824
Other Assets	—	53,538	1,112,076	311,112	(2,002)	1,474,724
	$2,459,061	$5,680,145	$7,878,267	$3,355,998	$(8,367,242)	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$33,487	$20,330	$24,340	$—	$78,157
Accounts payable	—	167,926	461,192	326,807	—	955,925
Accrued expenses and other liabilities	—	200,130	814,542	319,253	88	1,334,013
Total current liabilities	—	401,543	1,296,064	670,400	88	2,368,095
Long-term Borrowings	—	4,460,730	63,604	665,997	—	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	—	425,297	513,797	39,850	—	978,944
Intercompany Payable	—	—	5,224,196	747,347	(5,971,543)	—
Redeemable Noncontrolling Interest	—	—	9,798	—	—	9,798
Total Stockholders' Equity	2,459,061	392,575	770,808	1,232,404	(2,395,787)	2,459,061
	$2,459,061	$5,680,145	$7,878,267	$3,355,998	$(8,367,242)	$11,006,229

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,041,490	$9,708,157	$3,854,765	$—	$14,604,412
Costs and Expenses:
Cost of services provided	—	941,031	8,507,680	3,540,262	—	12,988,973
Depreciation and amortization	—	17,502	416,979	73,731	—	508,212
Selling and general corporate expenses	—	140,305	138,304	20,561	—	299,170
Interest and other financing costs, net	—	273,405	(3,171)	17,181	—	287,415
Expense allocations	—	(348,042)	318,199	29,843	—	—
	—	1,024,201	9,377,991	3,681,578	—	14,083,770
Income before Income Taxes	—	17,289	330,166	173,187	—	520,642
Provision for Income Taxes	—	5,139	98,144	43,172	—	146,455
Equity in Net Income of Subsidiaries	373,923	—	—	—	(373,923)	—
Net income	373,923	12,150	232,022	130,015	(373,923)	374,187
Less: Net income attributable to noncontrolling interest	—	—	264	—	—	264
Net income attributable to Aramark stockholders	373,923	12,150	231,758	130,015	(373,923)	373,923
Other comprehensive income, net of tax	57,023	35,667	431	80,204	(116,302)	57,023
Comprehensive income attributable to Aramark stockholders	$430,946	$47,817	$232,189	$210,219	$(490,225)	$430,946

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,014,783	$9,517,309	$3,797,043	$—	$14,329,135
Costs and Expenses:
Cost of services provided	—	900,073	8,438,851	3,541,500	—	12,880,424
Depreciation and amortization	—	11,350	415,985	76,698	—	504,033
Selling and general corporate expenses	2,177	162,423	135,398	16,742	—	316,740
Interest and other financing costs, net	—	255,761	(2,404)	32,585	—	285,942
Expense allocations	(2,177)	(334,778)	306,915	30,040	—	—
	—	994,829	9,294,745	3,697,565	—	13,987,139
Income Before Income Taxes	—	19,954	222,564	99,478	—	341,996
Provision (Benefit) for Income Taxes	—	6,007	70,050	28,963	—	105,020
Equity in Net Income of Subsidiaries	235,946	—	—	—	(235,946)	—
Net income	235,946	13,947	152,514	70,515	(235,946)	236,976
Less: Net income attributable to noncontrolling interest	—	—	1,030	—	—	1,030
Net income attributable to Aramark stockholders	235,946	13,947	151,484	70,515	(235,946)	235,946
Other comprehensive loss, net of tax	(60,270)	(12,872)	(2,958)	(78,946)	94,776	(60,270)
Comprehensive income (loss) attributable to Aramark stockholders	$175,676	$1,075	$148,526	$(8,431)	$(141,170)	$175,676

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$261,282	$779,801	$200,579	$(188,275)	$1,053,387
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(20,939)	(443,262)	(88,528)	—	(552,729)
Disposals of property and equipment	—	494	14,780	3,632	—	18,906
Acquisitions of businesses, net of cash acquired	—	—	(37,130)	(104,992)	—	(142,122)
Other investing activities	—	(69,401)	36,946	29,916	—	(2,539)
Net cash used in investing activities	—	(89,846)	(428,666)	(159,972)	—	(678,484)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,451,164	—	400,253	—	3,851,417
Payments of long-term borrowings	—	(3,572,268)	(19,851)	(319,873)	—	(3,911,992)
Net change in funding under the Receivables Facility	—	—		(13,800)	—	(13,800)
Payments of dividends	—	(100,813)	—	—	—	(100,813)
Proceeds from issuance of common stock	—	28,779	—	—	—	28,779
Repurchase of common stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(69,172)	(2,973)	29,868	—	(42,277)
Change in intercompany, net	—	254,536	(322,142)	(120,669)	188,275	—
Net cash used in financing activities	—	(107,774)	(344,966)	(24,221)	188,275	(288,686)
Increase in cash and cash equivalents	—	63,662	6,169	16,386	—	86,217
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$111,512	$37,513	$89,767	$—	$238,797

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$160,790	$587,572	$124,191	$(5,239)	$867,314
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(22,326)	(419,009)	(71,197)	—	(512,532)
Disposals of property and equipment	—	1,832	20,353	4,639	—	26,824
Acquisitions of businesses, net of cash acquired	—	—	(231)	(199,146)	—	(199,377)
Other investing activities	—	1,576	5,202	(1,438)	—	5,340
Net cash used in investing activities	—	(18,918)	(393,685)	(267,142)	—	(679,745)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,397,714	—	2,274	—	1,399,988
Payments of long-term borrowings	—	(1,217,292)	(15,418)	(130,824)	—	(1,363,534)
Net change in funding under the Receivables Facility	—	—	—	(82,000)	—	(82,000)
Payments of dividends	—	(92,074)	—	—	—	(92,074)
Proceeds from issuance of common stock	—	35,705	—	—	—	35,705
Repurchase of common stock	—	(749)	—	—	—	(749)
Other financing activities	—	(51,495)	(2,513)	(733)	—	(54,741)
Change in intercompany, net	—	(197,623)	(187,423)	379,807	5,239	—
Net cash provided by (used in) financing activities	—	(125,814)	(205,354)	168,524	5,239	(157,405)
Increase (decrease) in cash and cash equivalents	—	16,058	(11,467)	25,573	—	30,164
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$47,850	$31,344	$73,381	$—	$152,580

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended October 2, 2015
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(654)	$170,166	$318,988	$318,647	$(4,955)	$802,192
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(13,871)	(444,962)	(65,551)	—	(524,384)
Disposals of property and equipment	—	454	8,927	9,747	—	19,128
Acquisitions of businesses, net of cash acquired	—	—	(3,377)	—	—	(3,377)
Other investing activities	—	(975)	(825)	6,099	—	4,299
Net cash used in investing activities	—	(14,392)	(440,237)	(49,705)	—	(504,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	70,000	—	1,926	—	71,926
Payments of long-term borrowings		(178,919)	(14,670)	(16,032)	—	(209,621)
Payments of dividends	—	(81,898)	—	—	—	(81,898)
Proceeds from issuance of common stock	—	39,946	—	—	—	39,946
Repurchase of common stock	—	(50,176)	—	—	—	(50,176)
Other financing activities	—	(52,843)	(3,877)	(589)	—	(57,309)
Change in intercompany, net	654	103,624	140,968	(250,201)	4,955	—
Net cash provided by (used in) financing activities	654	(150,266)	122,421	(264,896)	4,955	(287,132)
Increase in cash and cash equivalents	—	5,508	1,172	4,046	—	10,726
Cash and cash equivalents, beginning of period	5	26,284	41,639	43,762	—	111,690
Cash and cash equivalents, end of period	$5	$31,792	$42,811	$47,808	$—	$122,416

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016 AND OCTOBER 2, 2015

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2017
Reserve for doubtful accounts, advances & current notes receivable	$48,058	$18,141	$12,783	$53,416
Fiscal Year 2016
Reserve for doubtful accounts, advances & current notes receivable	$39,023	$21,913	$12,878	$48,058
Fiscal Year 2015
Reserve for doubtful accounts, advances & current notes receivable	$37,381	$16,220	$14,578	$39,023

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX
Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request to the Secretary, Aramark, 1101 Market Street, Philadelphia, PA 19107.

Exhibit No.	Description
2.1#
Agreement and Plan of Merger, dated October 13, 2017, by and among Avendra LLC, Aramark, Capital Merger Sub, LLC, and Marriott International, Inc., as Holder Representative (incorporated by reference to Exhibit 2.1 to Aramark's Current Report on Form 8-K filed with the SEC on October 16, 2017, pursuant to the Exchange Act (file number 001-36223)).

2.2#
Agreement and Plan of Merger, dated October 13, 2017, by and among AmeriPride Services Inc., Aramark, Timberwolf Acquisition Corporation, and Bruce M. Steiner, as Stockholder Representative (incorporated by reference to Exhibit 2.2 to Aramark's Current Report on Form 8-K filed with the SEC on October 16, 2017, pursuant to the Exchange Act (file number 001-36223)).

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

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.3 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017, pursuant to the Exchange Act (file number 001-36223)).

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

4.4
Indenture dated as of March 22, 2017, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark's Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

4.5
Indenture dated as of March 27, 2017, among Aramark International Finance S.a. r.l., as issuer, Aramark, as parent guarantor, Aramark Services, Inc., the other guarantors named therein and The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent (incorporated by reference to Exhibit 4.2 of Aramark's Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.1
Credit Agreement, dated as of March 28, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l., each subsidiary of the U.S. Borrower that from time to time becomes a party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K/A filed with the SEC on March 29, 2017, pursuant to the Exchange Act (file number 001-36223))

10.2
Incremental Amendment No. 1, dated as of September 20, 2017, among Aramark Services, Inc. (the “Company”) Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd. (“Aramark Canada”), ARAMARK Investments Limited (“Aramark UK”), and certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate HoldCo Corporation, Aramark Canada, Aramark UK, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on September 26, 2017, pursuant to the Exchange Act (file number 001-362223)).

10.3
U.S. Pledge and Security Agreement, dated as of March 28, 2017 by and among Aramark Intermediate HoldCo Corporation, Aramark Services, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017, pursuant to the Exchange Act (file number 001-362223)).

10.4
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among Aramark and the other parties thereto (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.5†
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

10.7†
Amendment, effective as of June 25, 2013, to the Letter Agreement dated May 7, 2012 between Aramark Services, Inc. and Eric Foss (incorporated by reference to Exhibit 10.6 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.8†
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.9†
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.10†
Offer Letter dated July 20, 2012 between Aramark Services, Inc. and Stephen R. Reynolds (incorporated by reference to Exhibit 10.12 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.11†
Agreement Relating to Employment and Post-Employment Competition dated December 6, 2012 between Aramark Services, Inc. and Stephen R. Reynolds (incorporated by reference to Exhibit 10.13 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.12†
Offer Letter dated March 12, 2015, between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.13†
Agreement Relating to Employment and Post-Employment Competition dated March 12, 2015 between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.14†
Offer Letter dated October 13, 2014, between Aramark and Harrald Kroeker (incorporated by reference to Exhibit 10.16 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.15†
Agreement Relating to Employment and Post-Employment Competition dated November 26, 2013 between Aramark Corporation and Harrald Kroeker (incorporated by reference to Exhibit 10.17 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.16†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.17*†	Form of Indemnification Agreement (Directors)
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

10.21†
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

10.23†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.24†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.25†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.26†
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.27†
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

10.29†
Amended and Restated Aramark Senior Executive Performance Bonus Plan (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.30†
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

10.32†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

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

10.35†
Aramark's Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.36†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.37†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

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

10.61†
Form of Performance Restricted Stock Award (incorporated by reference to Exhibit 10.61 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.62†
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

10.65†
Form of Schedule I to Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.67 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.66†
Form of Schedule I to Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.68 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.67†
Form of Schedule I to Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.68†
Form of Schedule I to Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.70 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.69†
Form of Schedule I to Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.71 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.70*†	Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/Full Vest)
10.71*†	Form of Performance Stock Unit Award (Retirement Notice/Full Vest)
10.72*†	Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest)
10.73*†	Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest)
10.74*†	Form of Performance Stock Unit Award (Retirement Notice/2Y Vest)
10.75*†	Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest)
10.76*†	Form of Restricted Stock Unit Award (Relative TSR Vesting)
10.77*†	Form of Performance Stock Unit Award (Relative TSR Vesting)
10.78*†	Form of Non-Qualified Stock Option Award (Relative TSR Vesting)
10.79*†	Form of Schedule I to Performance Stock Unit Award
10.80*†	Form of Schedule I to Restricted Stock Unit Award (Relative TSR Vesting)
10.81*†	Form of Schedule I to Performance Stock Unit Award (Relative TSR Vesting)
10.82*†	Form of Schedule I to Non-Qualified Stock Option Award (Relative TSR Vesting)
10.83†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.84†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.85†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.86†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.87†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.88
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

10.89
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

#
These merger agreements are filed as exhibits to this Annual Report on Form 10-K to provide investors and security holders with information regarding their terms. They are not intended to provide any other factual or financial information about the Company, Avendra, AmeriPride or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in each of the merger agreements were made only for purposes of that agreement and as of the date of such merger agreement or such other date as is specified in such merger agreement; were solely for the benefit of the parties to such merger agreement; have been qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to such merger agreement instead of establishing these matters as facts; and are subject to materiality qualifications contained in such merger agreement that may differ from what may be viewed as material by investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, Avendra, AmeriPride or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the merger agreements, which subsequent information may or may not be fully reflected in public disclosures by the Company. The merger agreements should not be read alone but should instead be read in conjunction with the other information that is or will be included in reports and other filings that the Company files with the Securities and Exchange Commission.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.