Form 10-Q
period 2017-12-29
Aramark
filed 2018-02-06
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended December 29, 2017 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 26, 2018, the number of shares of the registrant's common stock outstanding is 245,831,457.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, the benefits and costs of our acquisitions of each of Avendra and AmeriPride and related financings, as well as statements regarding these companies' services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto, the risk of unanticipated restructuring costs or assumption of undisclosed liabilities, the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the proposed transactions will be accretive and within the expected timeframes, the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose, the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of the transactions on each of Avendra's and AmeriPride's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 22, 2017 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 29, 2017	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$185,663	$238,797
Receivables (less allowances: 2018 - $53,170; 2017 - $53,416)	1,813,276	1,615,993
Inventories	614,914	610,732
Prepayments and other current assets	198,434	187,617
Total current assets	2,812,287	2,653,139
Property and Equipment, net	1,035,233	1,042,031
Goodwill	5,253,116	4,715,511
Other Intangible Assets	1,901,528	1,120,824
Other Assets	1,524,658	1,474,724
	$12,526,822	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$71,173	$78,157
Accounts payable	833,429	955,925
Accrued expenses and other current liabilities	1,107,965	1,334,013
Total current liabilities	2,012,567	2,368,095
Long-Term Borrowings	6,976,508	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	805,464	978,944
Redeemable Noncontrolling Interest	9,889	9,798
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2018—278,197,208 shares and 2017—277,111,042 shares; and outstanding: 2018—245,752,174 shares and 2017—245,593,961 shares)	2,782	2,771
Capital surplus	3,039,523	3,014,546
Retained earnings	512,254	247,050
Accumulated other comprehensive loss	(112,156)	(123,760)
Treasury stock (shares held in treasury: 2018—32,445,034 shares and 2017—31,517,081 shares)	(720,009)	(681,546)
Total stockholders' equity	2,722,394	2,459,061
	$12,526,822	$11,006,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 29, 2017	December 30, 2016
Sales	$3,965,118	$3,735,383
Costs and Expenses:
Cost of services provided	3,520,064	3,299,329
Depreciation and amortization	133,849	126,527
Selling and general corporate expenses	92,168	65,472
	3,746,081	3,491,328
Operating income	219,037	244,055
Interest and Other Financing Costs, net	76,299	65,677
Income Before Income Taxes	142,738	178,378
(Benefit) Provision for Income Taxes	(149,702)	52,943
Net income	292,440	125,435
Less: Net income attributable to noncontrolling interest	156	96
Net income attributable to Aramark stockholders	$292,284	$125,339

Earnings per share attributable to Aramark stockholders:
Basic	$1.19	$0.51
Diluted	$1.16	$0.50
Weighted Average Shares Outstanding:
Basic	245,086	244,758
Diluted	252,244	252,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2017	December 30, 2016
Net income	$292,440	$125,435
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,384	(34,880)
Fair value of cash flow hedges	5,205	10,198
Share of equity investee's comprehensive income	15	—
Other comprehensive income (loss), net of tax	11,604	(24,682)
Comprehensive income	304,044	100,753
Less: Net income attributable to noncontrolling interest	156	96
Comprehensive income attributable to Aramark stockholders	$303,888	$100,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$292,440	$125,435
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	133,849	126,527
Deferred income taxes	(178,231)	819
Share-based compensation expense	16,489	16,224
Changes in operating assets and liabilities	(590,893)	(296,738)
Other operating activities	14,897	1,707
Net cash used in operating activities	(311,449)	(26,026)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(118,907)	(106,600)
Disposals of property and equipment	1,160	1,349
Acquisition of certain businesses, net of cash acquired	(1,321,688)	(1,045)
Other investing activities	(3,351)	166
Net cash used in investing activities	(1,442,786)	(106,130)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,279,287	45,987
Payments of long-term borrowings	(647,622)	(13,609)
Net change in funding under the Receivables Facility	136,050	132,000
Payments of dividends	(25,779)	(25,246)
Proceeds from issuance of common stock	4,929	3,121
Repurchase of stock	(24,410)	—
Other financing activities	(21,354)	(15,726)
Net cash provided by financing activities	1,701,101	126,527
Decrease in cash and cash equivalents	(53,134)	(5,629)
Cash and cash equivalents, beginning of period	238,797	152,580
Cash and cash equivalents, end of period	$185,663	$146,951

	Three Months Ended
(dollars in millions)	December 29, 2017	December 30, 2016
Interest paid	$69.3	$27.5
Income taxes paid	$63.2	$17.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. The Company's core market is the United States, which is supplemented by an additional 18-country footprint. The Company operates its business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). See Note 12 for further discussion over the FSS United States reporting segment reclassification and name change.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 22, 2017. The Condensed Consolidated Balance Sheet as of September 29, 2017 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
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
In May 2017, the FASB issued an ASU to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
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
In January 2017, the FASB issued an ASU to simplify the subsequent measurement of goodwill as part of the impairment test. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements. The Company will apply the guidance during its annual impairment test or earlier if a change in circumstances or the occurrence of events indicates potential impairment exists.
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
In August 2016, the FASB issued an ASU to address the classification of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
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
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption is permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
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
The Company completed its comprehensive contract review project, excluding its recent acquisitions, and has developed an understanding of the potential adoption impact to the consolidated financial statements on a qualitative basis. Based on this preliminary assessment, the Company does not believe this ASU will have a material impact on the timing of revenue recognition. The Company has also made significant progress on evaluating the impact the ASU may have related to the timing and presentation of various financial aspects of our contractual arrangements, including client contract investments, costs to fulfill and commissions. The Company has not selected the method of adoption and continues to assess the disclosure requirements, business processes, controls and systems.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 29, 2017			December 30, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$292,440			$125,435
Foreign currency translation adjustments	6,384	—	6,384	(43,648)	8,768	(34,880)
Fair value of cash flow hedges	7,341	(2,136)	5,205	16,718	(6,520)	10,198
Other	15	—	15	—	—	—
Other comprehensive income (loss)	13,740	(2,136)	11,604	(26,930)	2,248	(24,682)
Comprehensive income			304,044			100,753
Less: Net income attributable to noncontrolling interest			156			96
Comprehensive income attributable to Aramark stockholders			$303,888			$100,657
Accumulated other comprehensive loss consists of the following (in thousands):

	December 29, 2017	September 29, 2017
Pension plan adjustments	$(45,275)	$(45,275)
Foreign currency translation adjustments	(56,174)	(62,558)
Cash flow hedges	(1,589)	(6,794)
Share of equity investee's accumulated other comprehensive loss	(9,118)	(9,133)
	$(112,156)	$(123,760)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $993.9 million and $981.3 million as of December 29, 2017 and September 29, 2017, respectively.
NOTE 2. ACQUISITIONS:
Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, the Company completed the Avendra acquisition, a hospitality procurement services provider in North America, which included the merger of Capital Merger Sub, LLC, a wholly owned subsidiary of the Company, with Avendra, pursuant to the Agreement and Plan of Merger ("Avendra Merger Agreement") dated as of October 13, 2017, by and among Aramark Services, Inc. (“ASI”), a wholly owned subsidiary of the Company, Avendra, Capital Merger Sub, LLC, and Marriott International, Inc., in its capacity as Holder Representative. Avendra continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company whose financial results are included within the FSS United States reporting segment from December 11, 2017. The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired, which included certain adjustments set forth in the Avendra Merger Agreement. In order to finance the Avendra acquisition, the Company entered into a long-term financing agreement as discussed in Note 5. The Company also incurred acquisition-related costs of $11.1 million included in "Selling and general corporate expenses" and $6.7 million included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of Income for the three month period ended December 29, 2017.
Consideration
The Company has accounted for the Avendra acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation for the intangible assets and final resolution of post-closing adjustments related to working capital based on the best estimates of

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

management. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	157,614
Noncurrent assets	1,339,956
Total assets	1,497,570

Current liabilities	108,384
Noncurrent liabilities	2,809
Total liabilities	111,193
Intangible Assets
The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$567.0	15
Trade name	222.0	indefinite
Total intangible assets	$789.0

The estimated fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The estimated fair value of the trade name was determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded approximately $524.9 million of goodwill in connection with the Avendra acquisition, all of which was recognized in the FSS United States reporting segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its buying scale through Avendra’s procurement capabilities and to expand its customer base outside of its traditional industries, in addition to the anticipated synergies the Company expects to generate from the acquisition. Goodwill related to the Avendra acquisition may be revised upon final determination of the purchase price allocation.
Sales and Earnings for Acquired Entity
The sales and net income included in the Company's condensed consolidated statements of income from the December 11, 2017 closing date through December 29, 2017 were not material. The effects of the acquisition on pro forma sales and net income of the combined entity were not material.
Other Acquisitions
During the three month period of fiscal 2018, the Company paid cash consideration of approximately $22.6 million for various acquisitions, excluding the purchase of Avendra. The sales, net income, assets and liabilities of these acquisitions did not have a material impact on the Company's condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SEVERANCE:
During fiscal 2017, the Company updated its previously initiated actions on streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. As of December 29, 2017 and September 29, 2017, the Company had an accrual of approximately $13.3 million and $17.8 million, respectively, related to the unpaid obligations for these actions.
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
Changes in total goodwill during the three months ended December 29, 2017 follow (in thousands):

Segment	September 29, 2017	Acquisitions	Translation	December 29, 2017
FSS United States	$3,493,756	$524,940	$—	$4,018,696
FSS International	637,816	—	4,969	642,785
Uniform	583,939	7,696	—	591,635
	$4,715,511	$532,636	$4,969	$5,253,116
During the first quarter of fiscal 2018, $173.3 million of goodwill related to certain Canadian businesses was reclassified out of FSS United States into FSS International (see Note 12) which is reflected in the opening balance as of September 29, 2017. Goodwill related to the acquisitions made during the three months ended December 29, 2017 may be revised upon final determination of the purchase price allocation (see Note 2).
Other intangible assets consist of the following (in thousands):

	December 29, 2017			September 29, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,958,904	$(1,088,271)	$870,633	$1,376,812	$(1,063,350)	$313,462
Trade names	1,030,895	—	1,030,895	807,362	—	807,362
	$2,989,799	$(1,088,271)	$1,901,528	$2,184,174	$(1,063,350)	$1,120,824
During the three months ended December 29, 2017, the Company acquired customer relationship assets and trade names with preliminary values of approximately $580.0 million and $222.0 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 14 years. The Aramark and other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually.
Amortization of intangible assets for the three months ended December 29, 2017 and December 30, 2016 was approximately $23.3 million and $22.5 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 29, 2017	September 29, 2017
Senior secured revolving credit facility, due March 2022	$485,600	$—
Senior secured term loan facility, due March 2022	493,088	1,125,858
Senior secured term loan facility, due March 2024	1,403,683	1,403,429
Senior secured term loan facility, due March 2025	1,776,166	—
5.125% senior notes, due January 2024	903,328	903,654
4.750% senior notes, due June 2026	493,616	493,464
5.000% senior notes, due April 2025	590,022	589,733
3.125% senior notes, due April 2025	385,691	379,429
Receivables Facility, due May 2019	390,250	254,200
Capital leases	114,477	114,400
Other	11,760	4,321
	7,047,681	5,268,488
Less—current portion	(71,173)	(78,157)
	$6,976,508	$5,190,331
As of December 29, 2017, there was approximately $890.5 million of outstanding foreign currency borrowings.
Fiscal 2018 Refinancing Transactions
On December 11, 2017 ASI, an indirect wholly owned subsidiary of the Company, entered into Incremental Amendment No. 2 (the “Incremental Amendment”) to the credit agreement dated March 28, 2017 (as supplemented or otherwise modified from time to time, the “Credit Agreement”) and last amended by Incremental Amendment No. 1 on September 20, 2017, which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007 and last amended on March 28, 2014 (the "Previous Credit Agreement"). The Incremental Amendment provides for an incremental senior secured credit facility (the “Incremental Senior Secured Credit Facility”) under the Credit Agreement comprised of a U.S. dollar denominated term loan to ASI in an amount equal to $1,785.0 million, due in March 2025 ("U.S. Term Loan B due 2025").
The net proceeds from the borrowing under the Incremental Senior Secured Credit Facility under the Credit Agreement were used to finance the Avendra acquisition and, together with approximately $200.0 million of proceeds from a borrowing made under the Credit Agreement’s revolving credit facility, to repay the $633.8 million of principal outstanding on the U.S. Term Loan A under the Credit Agreement, along with accrued interest and certain fees and related expenses. The Company recorded $5.7 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the three months ended December 29, 2017 for the write-off of debt issuance costs.
During the three months ended December 29, 2017, the Company capitalized third-party costs of approximately $8.9 million directly attributable to the U.S. Term Loan B due 2025 under the Credit Agreement, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.
The U.S. Term Loan B due 2025 bears interest at a rate equal to, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 2.00% for borrowings based on the LIBOR rate and 1.00% for borrowings based on the base rate, in each case, subject to a reduction of 0.25% upon compliance by the Company with a consolidated leverage ratio of 3.00 to 1.00. The applicable margin spread for the U.S. Term Loan B due 2025 is 1.75% to 2.00% (as of December 29, 2017—1.75%) with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% to 1.00% (as of December 29, 2017—0.75%) with respect to base-rate borrowings, subject to a minimum base rate of 0.00%.
The Company is required to make quarterly principal repayments on the U.S. Term Loan B due 2025 in quarterly amounts of 1.00% per annum of the funded total principal amount and is subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term Loan B due 2024 outstanding under the Credit Agreement.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future Maturities
At December 29, 2017, annual maturities on long-term borrowings maturing between fiscal years 2018 and 2023 and thereafter (excluding the $48.9 million reduction to long-term borrowings from debt issuance costs and the increase of $14.2 million from the premium on the 5.125% Senior Notes due 2024 (the "2024 Notes")) are as follows (in thousands):

2018	$52,960
2019	450,967
2020	85,656
2021	86,202
2022	876,458
2023	47,000
Thereafter	5,483,161
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
Cash Flow Hedges
The Company has approximately $2.9 billion notional amount of outstanding interest rate swap agreements as of December 29, 2017, which fixes the rate on a like amount of variable rate borrowings. During the first quarter of fiscal 2018, the Company entered into approximately $1.6 billion notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $300.0 million matured during the first quarter of fiscal 2018.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of December 29, 2017 and September 29, 2017, approximately ($1.6) million and ($6.8) million of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively. The hedge ineffectiveness for these cash flow hedging instruments during the three months ended December 29, 2017 and December 30, 2016 was not material.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	December 29, 2017	December 30, 2016
Interest rate swap agreements	$5,245	$10,745
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 29, 2017, the Company has contracts for approximately 13.4 million gallons outstanding through 2019. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $1.9 million for the three months ended December 29, 2017. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately $4.4 million for the three months ended December 30, 2016. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of December 29, 2017, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €21.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 29, 2017	September 29, 2017
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Noncurrent Assets	$2,966	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$36	$80
Gasoline and diesel fuel agreements	Prepayments and other current assets	$5,495	$3,626
		$8,497	$3,706
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$—	$1,196
Interest rate swap agreements	Other Noncurrent Liabilities	3,964	9,313
		$3,964	$10,509
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 29, 2017	December 30, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$2,096	$5,973
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(3,416)	$(4,684)
Foreign currency forward exchange contracts	Interest expense	(650)	(7,404)
		(4,066)	(12,088)
		$(1,970)	$(6,115)
The Company has a Japanese yen denominated term loan in the amount of ¥11,023.7 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €167.9 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in our European affiliates.
At December 29, 2017, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $1.2 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. INCOME TAXES:
On December 22, 2017, “H.R.1,” commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Legislation”) was signed into U.S. law. The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing a territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting impact, other significant provisions are not effective or may not result in accounting implications for the Company until fiscal year-end September 28, 2018 or after.
The impact of the corporate income tax rate change is reflected in the estimated annual effective tax rate for the fiscal year ending September 28, 2018. The legislation requires the Company to use a blended rate for its fiscal 2018 tax year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, the Company's 2018 annual statutory rate has been reduced to 24.5%.
As a result of the enactment of the Tax Legislation, the Company is required to recognize the effect of the corporate income tax rate change on its deferred tax assets and liabilities in the quarter ending December 29, 2017, the period in which the legislation was enacted. The Company recorded a provisional tax benefit from corporate income tax rate change and certain other adjustments, which resulted in a noncash benefit to the provision for income taxes of approximately $207.5 million, which was recorded to the Condensed Consolidated Statements of Income for the three months ended December 29, 2017. A corresponding reduction to the Company's deferred income tax liability was also recorded to the Condensed Consolidated Balance Sheets) as of December 29, 2017. This is the Company’s provisional estimate and will be subject to adjustment as the computations are finalized.
The Tax Legislation also requires the Company to pay a one-time transition tax on unremitted earnings of certain non-U.S. subsidiaries. The Company recorded a provisional estimate of the tax expense of approximately $2.5 million for the three months ended December 29, 2017 related to the one time transition tax, net of foreign tax credits. As a result of the Tax Legislation, the Company re-assessed the ability to recover its $21.2 million of foreign tax credit carryforwards. Based on currently available information, the Company believes it will not generate sufficient foreign source income in the carryforward period to utilize these credits. As a result, the Company recorded a valuation allowance of $21.2 million against its foreign tax credit carryforward for the three months ended December 29, 2017, as a provisional estimate.
The Tax Legislation contains additional international provisions which may impact the Company prospectively, including the tax on “Global Intangible Low-Taxed Income” (“GILTI”). The Company is currently unable to provide a reasonable provisional estimate as to whether additional deferred tax assets and liabilities should be recognized for basis differences expected to reverse as GILTI in future years, pending clarification of interpretive issues and the availability of the necessary information to develop a reasonable estimate. Accordingly, the Company has yet to determine whether GILTI tax should be recorded as a period expense or measured as a deferred tax asset or liability. However, the Company does not believe the impact will be material.
As the result of the one-time transition tax on unremitted foreign earnings of non-U.S. subsidiaries, as well as the shift from a worldwide system of taxation to a participation exemption system, the Company generally will not incur additional U.S. tax liability on the distribution of unremitted foreign earnings. However, other items continue to trigger additional tax expense for which no deferred tax liability has been recorded, including Section 986(c) currency gain/loss, foreign withholding taxes and state taxes. As a result, the Company has performed a preliminary assessment of its indefinite reinvestment position, pending further analysis and expected guidance around newly enacted legislation of U.S. taxation of foreign multinational companies, including the transition tax, GILTI and the potential tax liabilities attributable to repatriation under the Tax Legislation. Accordingly, the provisional estimate of undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $41.2 million at December 29, 2017. The provisional estimate of foreign withholding tax cost associated with remitting these earnings is approximately $2.2 million. Such amount has not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Tax Legislation also contains limitations on the deductibility of interest expense and certain executive compensation, that are not expected to impact the Company until fiscal years ending after September 28, 2018. The Company continues to evaluate their impact on the financial statements.
The provisional amounts are based on information available at this time and subject to change due to several factors, including, finalization of the Company’s annual financial closing and reporting processes, management’s further assessment of the Tax Legislation and related regulatory guidance, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
The Company is in the process of finalizing these provisional calculations, and will continue to evaluate the effect of tax reform on its financial results. Additional details will be included in the Company's Form 10-K for the year ended September 28, 2018.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY:
During the three months ended December 29, 2017 and December 30, 2016, the Company paid dividends of approximately $25.8 million and $25.2 million to its stockholders, respectively. On January 31, 2018, the Company's Board declared a $0.105 dividend per share of common stock, payable on March 1, 2018, to shareholders of record on the close of business on February 14, 2018. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.
NOTE 9. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock and Other Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended
	December 29, 2017	December 30, 2016
TBOs	$5.0	$5.3
RSUs	5.8	6.4
PSUs	5.3	3.6
Deferred Stock and Other Units	0.4	0.9
	$16.5	$16.2

Taxes related to share-based compensation	$4.6	$6.0
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 29, 2017:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.9	$8.56
RSUs	0.9	$40.74
PSUs	0.7	$38.96
	3.5

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. EARNINGS PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 29, 2017	December 30, 2016
Earnings:
Net income attributable to Aramark stockholders	$292,284	$125,339
Shares:
Basic weighted-average shares outstanding	245,086	244,758
Effect of dilutive securities	7,158	7,835
Diluted weighted-average shares outstanding	252,244	252,593

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.19	$0.51
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$1.16	$0.50
Share-based awards to purchase 0.9 million and 3.3 million shares were outstanding for the three months ended December 29, 2017 and December 30, 2016, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.9 million shares and 1.1 million shares were outstanding for the three month periods of December 29, 2017 and December 30, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $110.9 million at December 29, 2017 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 29, 2017.
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
NOTE 12. BUSINESS SEGMENTS:
Prior to the three month period ended December 29, 2017, the Company reported its operating results in three reportable segments: FSS North America, FSS International and Uniform. During the three month period ended December 29, 2017, the segment reporting structure was modified to align more closely with the Company’s management and internal reporting structure which was changed on October 1, 2017. Specifically, a majority of the Canadian operations, previously in the FSS

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

North America segment, were combined with the FSS International reportable segment. The FSS North America reportable segment was then renamed the FSS United States reportable segment. All prior period segment information has been restated to reflect the new reportable segment structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the Company’s current management structure and operating organization. The financial effect of this segment realignment was not material. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 80% of the global sales is related to food services and 20% is related to facilities services. Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	December 29, 2017	December 30, 2016
FSS United States	$2,649.5	$2,531.2
FSS International	913.0	808.7
Uniform	402.6	395.5
	$3,965.1	$3,735.4

	Operating Income
	Three Months Ended
	December 29, 2017	December 30, 2016
FSS United States	$180.1	$176.3
FSS International	46.0	40.6
Uniform	44.5	53.8
	270.6	270.7
Corporate	(51.6)	(26.6)
Operating Income	219.0	244.1
Interest and Other Financing Costs, net	(76.3)	(65.7)
Income Before Income Taxes	$142.7	$178.4

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at December 29, 2017 and September 29, 2017 was $7,213.0 million and $5,450.1 million, respectively. The carrying value of the Company's debt at December 29, 2017 and September 29, 2017 was $7,047.7 million and $5,268.5 million, respectively. The fair values were computed using market quotes, if available, or based

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.
NOTE 14. SUBSEQUENT EVENTS:
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the AmeriPride acquisition, which included the merger of Timberwolf Acquisition Corporation, a wholly owned subsidiary of the Company, with AmeriPride, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. AmeriPride continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company and the results of AmeriPride will be included in the Company's Uniform segment. AmeriPride is a uniform and linen rental and supply company in the U.S. and Canada. The total consideration paid for AmeriPride was $1,000.0 million. ASI issued $1,150.0 million aggregate principal amount of 5.000% senior unsecured notes due 2028 on January 18, 2018 in order to finance the acquisition and to pay down certain borrowings under the revolving credit facility.
The AmeriPride acquisition will be accounted for in accordance with the acquisition method of accounting for business combinations, which requires the Company to record the assets acquired and the liabilities assumed on its consolidated balance sheet at their respective fair values on the acquisition date. For tax purposes, this acquisition is a taxable transaction. The results of operations related to AmeriPride will be included in the Company’s consolidated financial statements from the date of acquisition. Due to the Company’s limited access to AmeriPride's financial information prior to the closing of the acquisition and the limited time that has elapsed from the closing of the acquisition date to the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2017, the initial accounting for the business combination is not available. The Company intends to include the required information in its next Quarterly Report on Form 10-Q for the quarter ending March 30, 2018.
NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantor and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 2024 Notes, 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April, 1 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes") and 4.75% Senior Notes due June 1, 2026 ("2026 Notes") are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2024 Notes, 2025 Notes or 2026 Notes ("Non Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$35,676	$35,464	$114,518	$—	$185,663
Receivables	—	4,567	357,469	1,451,240	—	1,813,276
Inventories	—	15,130	517,885	81,899	—	614,914
Prepayments and other current assets	—	29,867	76,697	91,870	—	198,434
Total current assets	5	85,240	987,515	1,739,527	—	2,812,287
Property and Equipment, net	—	27,056	765,273	242,904	—	1,035,233
Goodwill	—	173,104	3,882,344	1,197,668	—	5,253,116
Investment in and Advances to Subsidiaries	2,722,389	6,855,179	90,049	511,659	(10,179,276)	—
Other Intangible Assets	—	29,677	908,770	963,081	—	1,901,528
Other Assets	—	54,525	1,139,124	333,011	(2,002)	1,524,658
	$2,722,394	$7,224,781	$7,773,075	$4,987,850	$(10,181,278)	$12,526,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$18,836	$20,444	$31,893	$—	$71,173
Accounts payable	—	148,544	338,940	345,945	—	833,429
Accrued expenses and other current liabilities	—	179,220	581,017	347,640	88	1,107,965
Total current liabilities	—	346,600	940,401	725,478	88	2,012,567
Long-term Borrowings	—	6,115,649	63,184	797,675	—	6,976,508
Deferred Income Taxes and Other Noncurrent Liabilities	—	392,738	352,156	60,570	—	805,464
Intercompany Payable	—	—	5,583,237	608,249	(6,191,486)	—
Redeemable Noncontrolling Interest	—	—	9,889	—	—	9,889
Total Stockholders' Equity	2,722,394	369,794	824,208	2,795,878	(3,989,880)	2,722,394
	$2,722,394	$7,224,781	$7,773,075	$4,987,850	$(10,181,278)	$12,526,822

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 29, 2017
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$111,512	$37,513	$89,767	$—	$238,797
Receivables	—	3,721	303,664	1,308,608	—	1,615,993
Inventories	—	15,737	514,267	80,728	—	610,732
Prepayments and other current assets	—	14,123	83,404	90,090	—	187,617
Total current assets	5	145,093	938,848	1,569,193	—	2,653,139
Property and Equipment, net	—	29,869	775,362	236,800	—	1,042,031
Goodwill	—	173,104	3,874,647	667,760	—	4,715,511
Investment in and Advances to Subsidiaries	2,459,056	5,248,858	90,049	567,277	(8,365,240)	—
Other Intangible Assets	—	29,683	914,000	177,141	—	1,120,824
Other Assets	—	53,538	1,112,076	311,112	(2,002)	1,474,724
	$2,459,061	$5,680,145	$7,704,982	$3,529,283	$(8,367,242)	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$33,487	$20,330	$24,340	$—	$78,157
Accounts payable	—	167,926	461,192	326,807	—	955,925
Accrued expenses and other current liabilities	—	200,130	814,542	319,253	88	1,334,013
Total current liabilities	—	401,543	1,296,064	670,400	88	2,368,095
Long-term Borrowings	—	4,460,730	63,604	665,997	—	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	—	425,297	513,797	39,850	—	978,944
Intercompany Payable	—	—	5,224,196	747,347	(5,971,543)	—
Redeemable Noncontrolling Interest	—	—	9,798	—	—	9,798
Total Stockholders' Equity	2,459,061	392,575	597,523	1,405,689	(2,395,787)	2,459,061
	$2,459,061	$5,680,145	$7,704,982	$3,529,283	$(8,367,242)	$11,006,229

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$258,271	$2,643,266	$1,063,581	$—	$3,965,118
Costs and Expenses:
Cost of services provided	—	225,216	2,320,190	974,658	—	3,520,064
Depreciation and amortization	—	4,491	105,895	23,463	—	133,849
Selling and general corporate expenses	—	53,666	33,698	4,804	—	92,168
Interest and other financing costs, net	—	71,175	68	5,056	—	76,299
Expense allocations	—	(65,203)	61,110	4,093	—	—
	—	289,345	2,520,961	1,012,074	—	3,822,380
Income (Loss) before Income Tax	—	(31,074)	122,305	51,507	—	142,738
Provision (Benefit) for Income Taxes	—	(20,709)	(142,447)	13,454	—	(149,702)
Equity in Net Income of Subsidiaries	292,284	—	—	—	(292,284)	—
Net income (loss)	292,284	(10,365)	264,752	38,053	(292,284)	292,440
Less: Net income attributable to noncontrolling interest	—	—	156	—	—	156
Net income (loss) attributable to Aramark stockholders	292,284	(10,365)	264,596	38,053	(292,284)	292,284
Other comprehensive income (loss), net of tax	11,604	5,389	—	19,002	(24,391)	11,604
Comprehensive income (loss) attributable to Aramark stockholders	$303,888	$(4,976)	$264,596	$57,055	$(316,675)	$303,888

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$252,379	$2,528,456	$954,548	$—	$3,735,383
Costs and Expenses:
Cost of services provided	—	228,812	2,197,649	872,868	—	3,299,329
Depreciation and amortization	—	4,381	102,183	19,963	—	126,527
Selling and general corporate expenses	—	28,367	32,481	4,624	—	65,472
Interest and other financing costs, net	—	61,353	(632)	4,956	—	65,677
Expense allocations	—	(76,019)	73,872	2,147	—	—
	—	246,894	2,405,553	904,558	—	3,557,005
Income before Income Taxes	—	5,485	122,903	49,990	—	178,378
Provision for Income Taxes	—	1,477	36,316	15,150	—	52,943
Equity in Net Income of Subsidiaries	125,339	—	—	—	(125,339)	—
Net income	125,339	4,008	86,587	34,840	(125,339)	125,435
Less: Net income attributable to noncontrolling interest	—	—	96	—	—	96
Net income attributable to Aramark stockholders	125,339	4,008	86,491	34,840	(125,339)	125,339
Other comprehensive income (loss), net of tax	(24,682)	25,467	(1,927)	(68,348)	44,808	(24,682)
Comprehensive income (loss) attributable to Aramark stockholders	$100,657	$29,475	$84,564	$(33,508)	$(80,531)	$100,657

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$(63,662)	$(191,802)	$(20,982)	$(35,003)	$(311,449)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(2,166)	(101,674)	(15,067)	—	(118,907)
Disposals of property and equipment	—	112	515	533	—	1,160
Acquisitions of businesses, net of cash acquired	—	(1,386,378)	(22,565)	87,255	—	(1,321,688)
Other investing activities	—	342	(61)	(3,632)	—	(3,351)
Net cash (used in) provided by investing activities	—	(1,388,090)	(123,785)	69,089	—	(1,442,786)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,270,600	—	8,687	—	2,279,287
Payments of long-term borrowings	—	(633,997)	(4,672)	(8,953)	—	(647,622)
Net change in funding under the Receivables Facility	—	—	—	136,050	—	136,050
Payments of dividends	—	(25,779)	—	—	—	(25,779)
Proceeds from issuance of common stock	—	4,929	—	—	—	4,929
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(20,859)	(495)	—	—	(21,354)
Change in intercompany, net	—	(194,568)	318,705	(159,140)	35,003	—
Net cash provided by (used in) financing activities	—	1,375,916	313,538	(23,356)	35,003	1,701,101
(Decrease) increase in cash and cash equivalents	—	(75,836)	(2,049)	24,751	—	(53,134)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$35,676	$35,464	$114,518	$—	$185,663

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$102,805	$(168,396)	$40,175	$(610)	$(26,026)
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(4,921)	(88,327)	(13,352)	—	(106,600)
Disposals of property and equipment	—	49	546	754	—	1,349
Acquisitions of businesses, net of cash acquired	—	—	—	(1,045)	—	(1,045)
Other investing activities	—	(1,836)	(3,083)	5,085	—	166
Net cash used in investing activities	—	(6,708)	(90,864)	(8,558)	—	(106,130)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	40,900	—	5,087	—	45,987
Payments of long-term borrowings	—	(5,484)	(4,591)	(3,534)	—	(13,609)
Net change in funding under the Receivables Facility	—	—	—	132,000	—	132,000
Payments of dividends	—	(25,246)	—	—	—	(25,246)
Proceeds from issuance of common stock	—	3,121	—	—	—	3,121
Other financing activities	—	(15,300)	(361)	(65)	—	(15,726)
Change in intercompany, net	—	(114,454)	261,852	(148,008)	610	—
Net cash (used in) provided by financing activities	—	(116,463)	256,900	(14,520)	610	126,527
(Decrease) increase in cash and cash equivalents	—	(20,366)	(2,360)	17,097	—	(5,629)
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$27,484	$28,984	$90,478	$—	$146,951

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 29, 2017 and December 30, 2016 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 29, 2017 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2017.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of education, healthcare, business, sports, leisure and corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments, Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
Our Food and Support Services operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients and operates in the same sectors although it is more heavily weighted towards Business & Industry.
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and entered into a definitive agreement to acquire AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 and Note 14 to the condensed consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired, which included certain adjustments set forth in the Avendra Merger Agreement. The AmeriPride acquisition consideration was $1,000.0 million and the acquisition closed in the second quarter of fiscal 2018. We incurred new debt to finance the Avendra acquisition (see Note 5 to the condensed consolidated financial statements) and in the second quarter of fiscal 2018 incurred additional debt to finance the acquisition of AmeriPride (see Note 14 to the condensed consolidated financial statements). We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, transaction and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense, as a result of the new debt to finance the transactions.
Seasonality
Our sales and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations.
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

Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 28, 2018 and September 29, 2017 are each fifty-two week periods.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 29, 2017 and December 30, 2016 (dollars in millions). A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. The prior-year period balances were restated to conform to the current period presentation.

	Three Months Ended		Change
	December 29, 2017	December 30, 2016	$	%
Sales	$3,965.1	$3,735.4	$229.7	6%
Costs and Expenses:
Cost of services provided	3,520.1	3,299.3	220.8	7%
Other operating expenses	226.0	192.0	34.0	18%
	3,746.1	3,491.3	254.8	7%
Operating income	219.0	244.1	(25.1)	(10)%
Interest and Other Financing Costs, net	76.3	65.7	10.6	16%
Income Before Income Taxes	142.7	178.4	(35.7)	(20)%
(Benefit) Provision for Income Taxes	(149.7)	53.0	(202.7)	(382)%
Net income	$292.4	$125.4	$167.0	133%

	Three Months Ended		Change
Sales by Segment(1)	December 29, 2017	December 30, 2016	$	%
FSS United States	$2,649.5	$2,531.2	$118.3	5%
FSS International	913.0	808.7	104.3	13%
Uniform	402.6	395.5	7.1	2%
	$3,965.1	$3,735.4	$229.7	6%

	Three Months Ended		Change
Operating Income by Segment	December 29, 2017	December 30, 2016	$	%
FSS United States	$180.1	$176.3	3.8	2%
FSS International	46.0	40.6	5.4	13%
Uniform	44.5	53.8	(9.3)	(17)%
Corporate	(51.6)	(26.6)	(25.0)	94%
	$219.0	$244.1	$(25.1)	(10)%
(1) As a percentage of total sales, FSS United States represented 67% and 68%, FSS International represented 23% and 21% and Uniform represented 10% and 11% for the three month periods ended December 29, 2017 and December 30, 2016, respectively.
Consolidated Overview
Sales were $3,965.1 million for the first quarter of fiscal 2018 and represented an increase of approximately 6% compared to the prior year period. Sales for the three month period of fiscal 2018 were primarily impacted by:

•	growth in the Business & Industry, Sports, Leisure & Corrections, Education, and Facilities & Other sectors in the FSS United States segment;

•	growth in Germany and Spain in the FSS International segment; and

•	the positive impact of foreign currency translation (approximately $55 million or approximately 1%).

Cost of services provided was $3,520.1 million for the three month period ended December 29, 2017 and 3,299.3 million for the three month period ended December 30, 2016. Cost of services provided as a percentage of sales was 89% and 88% for the three month period ended December 29, 2017 and December 30, 2016, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three month periods ended December 29, 2017 and December 30, 2016.

	Three Months Ended
Cost of services provided components	December 29, 2017	December 30, 2016
Food and support service costs	27%	27%
Personnel costs	46%	46%
Other direct costs	27%	27%
	100%	100%
Operating income of $219.0 million for the three month period ended December 29, 2017 represented a decrease of approximately 10% compared to the prior year period. The decrease in operating income for the three month period ended December 29, 2017 was impacted by:

•	an increase in merger and integration related costs from the Avendra and AmeriPride acquisitions (approximately $19.4 million);

•	an increase in consulting costs related to streamlining initiatives (approximately $5.8 million); and

•	a profit decline in the Uniform segment; which more than offset
•profit growth in the FSS United States and FSS International segments; and

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program (approximately $6.5 million).
Interest and Other Financing Costs, net, for the three month period of fiscal 2018 increased 16% compared to the prior year period. This increase was primarily due to refinancing activity in the current year period, which resulted in charges of approximately $12.4 million, consisting of $5.7 million of non-cash charges for the write-off of debt issuance costs and $6.7 million of charges related to financing commitment fees. The quarter was also favorably impacted by lower weighted average interest rates from prior year refinancing activity.
The effective income tax rate for the three month period of fiscal 2018 was (104.9)% compared to 29.7% in the prior period. The decrease in the effective tax rate in the current year period is driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." An approximately $183.8 million tax benefit was recorded to the (benefit) provision for income taxes for the three months ended December 29, 2017 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform (see Note 7 to the condensed consolidated financial statements), the impact of certain permanently reinvested foreign earnings and certain other tax adjustments.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating segments which have similar economic characteristics and are aggregated into a single operating segment. The five operating segments or sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended
	December 29, 2017	December 30, 2016*
Business & Industry	$386.6	$374.0
Education	1,003.9	950.3
Healthcare	322.7	321.3
Sports, Leisure & Corrections	565.3	530.6
Facilities & Other	371.0	355.0
	$2,649.5	$2,531.2
*A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. The prior-year period was restated to conform to the current period presentation. The effect was not material.

The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry, Sports, Leisure & Corrections and Facilities & Other sectors generally have mid-single digit operating income margins.
FSS United States segment sales for the three month period of fiscal 2018 increased approximately 5% compared to the prior year period. Business & Industry sector sales increased approximately 3% for the three month period of fiscal 2018 compared to the prior year period primarily due to net new business and base business growth. Education sector sales increased approximately 6% for the three month period of fiscal 2018 compared to the prior year period due to net new business and base business growth. Healthcare sector sales remained consistent for the three month period of fiscal 2018 compared to the prior year period. Sports, Leisure & Corrections sector sales increased approximately 7% for the three month period of fiscal 2018 compared to the prior year period due to base business growth and net new business. Facilities & Other sector sales increased approximately 5% for the three month period of fiscal 2018 compared to the prior year period due to net new business and base business growth.
Cost of services provided was $2.4 billion for the three month period of fiscal 2018 compared to $2.2 billion for the prior year period. Cost of services provided as a percentage of sales was 89% for both the three month period of fiscal 2018 and fiscal 2017. Cost of services provided was impacted by the items discussed below for operating income.
Operating income increased approximately 2% for the three month period of fiscal 2018 compared to the prior year period. The increase in operating income for the three month period of fiscal 2018 was primarily attributable to:

•	productivity improvements in base business, specifically in our Education and Sports, Leisure & Corrections sectors;

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program ($5.5 million); and

•	a decrease in acquisition-related amortization expense ($2.9 million); partially offset by

•	a profit decline in our Business & Industry and Healthcare sectors; and

•	an increase in merger and integration related costs from the Avendra acquisition ($2.9 million).
FSS International Segment
Sales in the FSS International segment for the three month period of fiscal 2018 increased approximately 13% compared to the prior year period. Sales for the three month period of fiscal 2018 were impacted by:

•	sales growth broadly across all regions; and

•	the positive impact of foreign currency translation (approximately $52.6 million or 7%).
Cost of services provided was $0.8 billion for both the three month periods of fiscal 2018 and fiscal 2017. Cost of services provided as a percentage of sales was 93% for both the three month periods of fiscal 2018 and fiscal 2017. Cost of services provided was impacted by the items discussed below for operating income.
Operating income increased approximately 13% for the three month period of fiscal 2018 compared to the prior year period. The increase in operating income for the three month period of fiscal 2018 was primarily attributable to:

•	profit growth in Canada; and

•	the positive impact of foreign currency translation (approximately $2.2 million or 5%); which more than offset

•	a profit decline in Ireland.

Uniform Segment
Uniform segment sales increased 2% for the three month period of fiscal 2018 compared to the prior year period, primarily due to new business growth.
Cost of services provided was $0.3 billion for both the three month periods of fiscal 2018 and fiscal 2017. Cost of services provided as a percentage of sales was 80% in the three month period of fiscal 2018 compared to 78% in the prior year period. Cost of services provided was impacted by the items discussed below for operating income.
Operating income decreased approximately (17)% for the three month period of fiscal 2018 compared to the prior year period. The decrease for the three month period of fiscal 2018 was primarily due to:

•	pricing compression in the rental market;

•	an increase in merger related costs from the AmeriPride acquisition ($3.0 million); and

•	multiemployer pension plan withdrawal charges ($1.6 million); which more than offset

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program ($2.0 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased approximately 94% for the three month period of fiscal 2018 compared to the prior year period. The increase for the three month period of fiscal 2018 was primarily attributable to:

•	an increase in merger and integration related costs from the Avendra and AmeriPride acquisitions ($13.6 million);

•	an increase in consulting costs related to streamlining initiatives ($5.8 million);

•	a decrease in the gain related to the change in the fair value of certain gasoline and diesel agreements ($2.9 million); and

•	a decrease in income from prior years' loss experience that were favorable under our casualty insurance program ($1.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 29, 2017, we had $185.7 million of cash and cash equivalents and approximately $512.9 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of December 29, 2017, there was approximately $890.5 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions. During the first quarter of fiscal 2018, we entered into a U.S. dollar denominated term loan in an amount equal to $1,785.0 million, due 2025 ("U.S. Term Loan B due 2025") to finance the Avendra acquisition and pay down certain existing debt and, during the second quarter of fiscal 2018, we issued $1,150.0 million aggregate of principal amount of 5.000% senior unsecured notes due 2028 to finance the acquisition of AmeriPride and to pay down certain borrowings from our revolving credit facility.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 29, 2017	December 30, 2016
Net cash used in operating activities	$(311.4)	$(26.0)
Net cash used in investing activities	(1,442.8)	(106.1)
Net cash provided by financing activities	1,701.1	126.5
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Used in Operating Activities
The change in operating assets and liabilities was approximately ($294.2) million compared to the prior year period, primarily due to the following:

•	Prepayments were less of a source of cash due to the timing of prepayments made related to interest, insurance premiums and taxes;

•	Accrued expenses were a greater use of cash due to the timing of payments for client advances and commissions; and

•	Receivables were a greater use of cash due to revenue growth and from the timing of collections.
During the first quarter of fiscal 2018, we received gross proceeds of approximately $18.9 million related to our casualty insurance program from our loss experience being favorable related to a prior year. We received approximately $9.7 million of comparable insurance proceeds during the prior year period. During the first quarter of fiscal 2018, we incurred approximately $17.8 million of acquisition related costs.
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to higher level of spending for acquisitions, primarily to acquire Avendra (see Note 2 to the condensed consolidated financial statements).
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2018, cash used in financing activities was impacted by the following (see Note 5 to the condensed consolidated financial statements):

•	issuance of a new $1.785 billion U.S. Term Loan B due 2025;

•	proceeds from borrowing on the Revolving Credit Facility ($485.6 million);

•	repayment of the U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") due 2022 ($633.8 million of principal); and

•	payment of fees related to the U.S. Term Loan B due 2025 ($8.9 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock during fiscal 2017 and fiscal 2018. We repurchased approximately 2.8 million shares of our common stock for $100.0 million in fiscal 2017. During the first quarter of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. We do not currently expect to repurchase any additional shares during fiscal 2018.
The "Other financing activities" also reflects a use of cash during the three month periods of fiscal 2018 and fiscal 2017 primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 29, 2017, we were in compliance with these covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017	December 29, 2017
Net income attributable to ASI stockholder	$292.3	$113.1	$65.3	$70.2	$540.9
Interest and other financing costs, net	76.3	62.6	61.5	97.6	298.0
(Benefit) Provision for income taxes	(149.7)	42.1	27.8	23.6	(56.2)
Depreciation and amortization	133.8	130.0	126.4	125.3	515.5
Share-based compensation expense(1)	16.4	14.9	15.6	18.5	65.4
Pro forma EBITDA for equity method investees(2)	5.0	4.3	2.0	2.3	13.6
Pro forma EBITDA for certain transactions(3)	17.7	21.9	24.5	18.8	82.9
Other(4)	20.0	15.6	22.0	2.9	60.5
Covenant Adjusted EBITDA	$411.8	$404.5	$345.1	$359.2	$1,520.6

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units, and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).

(2)
Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net income attributable to ASI stockholder. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.

(3)	Represents the annualizing of net EBITDA from acquisitions made during the period.

(4)
Other for the twelve months ended December 29, 2017 includes organizational streamlining initiatives ($18.4 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($3.3 million loss), expenses related to acquisition costs ($21.7 million), estimated impact of natural disasters ($17.0 million, of which $6.1 million related to asset write-downs) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended December 29, 2017 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.96x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	5.41x

(1)
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under our Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI's U.S. Term Loan B, which lenders do not benefit from the maximum Consolidated Secured Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee.The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

The Company and its subsidiaries and affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
During the first quarter of fiscal 2018, the Company had a material change to its debt structure (see Note 5 to the condensed consolidated financial statements). As a result of this material change in debt structure, the following table summarizes our estimated future obligations for debt repayments and estimated interest payments as of December 29, 2017 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of December 29, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$6,967,927	$50,103	$496,208	$938,455	$5,483,161
Capital lease obligations	114,477	21,070	40,024	53,383	—
Estimated interest payments(2)	1,616,400	278,700	486,600	434,600	416,500
	$8,698,804	$349,873	$1,022,832	$1,426,438	$5,899,661

(1)	Excludes the $48.9 million reduction to long-term borrowings from debt issuance costs and the increase of $14.2 million from the premium on the 5.125% Senior Notes due 2024.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at December 29, 2017 plus the specified margin in the associated debt agreements for each period presented.

During the second quarter of fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions. The Company expects to recognize approximately $30 million to $35 million of net severance charges during the second quarter of fiscal 2018.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on November 22, 2017. As described in such notes, we recognize sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on November 22, 2017.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of December 29, 2017 (see Note 5 and Note 6 to the condensed consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at December 29, 2017. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of December 29, 2017	2018 - 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate	$42	$19	$15	$9	$29	$2,390	$2,504	$2,617
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.7%	4.7%
Variable rate	$462	$67	$71	$867	$18	$3,093	$4,578	$4,596
Average interest rate	2.5%	2.7%	2.6%	3.0%	3.6%	3.6%	3.3%
Interest Rate Swaps:
Receive variable/pay fixed	$875	$425	$—	$—	$1,550	$—	$2,850	$1
Average pay rate	1.9%	2.2%	—%	—%	2.1%
Average receive rate	1.6%	1.6%	—%	—%	1.6%
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, we completed our acquisition of Avendra on

December 11, 2017. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Avendra. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Avendra from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of December 29, 2017. As set forth in more detail in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, total assets of Avendra included in the Company’s preliminary purchase price allocation of this acquisition were $1,497.6 million. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended September 29, 2017 and filed with the SEC on November 22, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the first fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 September 30, 2017 - October 27, 2017	587,240	$41.55	587,240	$125,600,000
Month 2 October 28, 2017 - November 24, 2017	N/A	N/A	N/A	$125,600,000
Month 3 November 25, 2017 - December 29, 2017	N/A	N/A	N/A	$125,600,000
Total	587,240	$41.55	587,240	$125,600,000

(1)
On February 7, 2017, we announced a share repurchase program allowing us to repurchase up to $250.0 million of our common stock, expiring in February 2019. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. We do not currently expect to repurchase any additional shares during fiscal 2018.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
The Company held its 2018 Annual Meeting of Shareholders on January 31, 2018 in Philadelphia, Pennsylvania. A quorum was present at the meeting. Set forth below are the final voting results with respect to each matter voted upon by the Company’s stockholders:

1.
Election of each of the following 11 director nominees to the Company’s Board of Directors to serve until the Company’s 2019 Annual Meeting of Shareholders or until his or her respective successor has been duly elected and qualified:

Nominees for Director	For	Withheld	Broker Non-Votes
Eric J. Foss	218,468,764	7,284,064	2,654,565
Pierre-Olivier Beckers-Vieujant	225,082,572	670,256	2,654,565
Lisa G. Bisaccia	198,835,838	26,916,990	2,654,565
Calvin Darden	224,935,256	817,572	2,654,565
Richard W. Dreiling	198,408,533	27,344,295	2,654,565
Irene M. Esteves	225,061,470	691,358	2,654,565
Daniel J. Heinrich	225,131,889	620,939	2,654,565
Sanjeev K. Mehra	197,879,514	27,873,314	2,654,565
Patricia B. Morrison	225,104,910	647,918	2,654,565
John A. Quelch	224,995,877	756,951	2,654,565
Stephen I. Sadove	198,577,566	27,175,262	2,654,565

2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 28, 2018:

For	Against	Abstentions	Broker Non-Votes
226,442,385	1,910,826	54,182	0

3.
Approval, on a non-binding, advisory basis, of the compensation of the Company’s named executive officers as disclosed in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders filed on December 21, 2017:

For	Against	Abstentions	Broker Non-Votes
114,486,248	111,035,238	231,342	2,654,565
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2018.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated October 13, 2017, by and among Avendra LLC, Aramark Services, Inc., Capital Merger Sub, LLC, and Marriott International, Inc., as Holder Representative (incorporated herein by reference to Exhibit 2.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 16, 2017 pursuant to the Exchange Act (file number 001-36223)).

2.2
Agreement and Plan of Merger, dated October 13, 2017, by and among AmeriPride Services Inc., Aramark, Timberwolf Acquisition Corporation, and Bruce M. Steiner, as Stockholder Representative (incorporated herein by reference to Exhibit 2.2 to Aramark's Current Report on Form 8-K filed with the SEC on October 16, 2017 pursuant to the Exchange Act (file number 001-36223)).

4.1
Indenture, dated as of January 18, 2018, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 24, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.1
Incremental Amendment No. 2, dated as of December 11, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation (“Holdings”) and certain wholly-owned subsidiaries of Aramark Services, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated herein by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 12, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.2	Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan.
10.3
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/Full Vest) (incorporated herein by reference to Exhibit 10.70 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.4
Form of Performance Stock Unit Award (Retirement Notice/Full Vest) (incorporated herein by reference to Exhibit 10.71 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.5
Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest) (incorporated herein by reference to Exhibit 10.72 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.6
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest) (incorporated herein by reference to Exhibit 10.73 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.7
Form of Performance Stock Unit Award (Retirement Notice/2Y Vest) (incorporated herein by reference to Exhibit 10.74 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.8
Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest) (incorporated herein by reference to Exhibit 10.75 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.9
Form of Restricted Stock Unit Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.76 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.10
Form of Performance Stock Unit Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.77 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.11
Form of Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.78 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.12
Form of Schedule I to Performance Stock Unit Award (incorporated herein by reference to Exhibit 10.79 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.13
Form of Schedule I to Restricted Stock Unit Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.80 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.14
Form of Schedule I to Performance Stock Unit Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.81 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.15
Form of Schedule I to Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated herein by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 29, 2017 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 29, 2017 and September 29, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended December 29, 2017 and December 30, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 29, 2017 and December 30, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2017 and December 30, 2016; and (v) Notes to condensed consolidated financial statements.

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