Form 10-Q
period 2018-03-30
Aramark
filed 2018-05-08
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended March 30, 2018 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, the number of shares of the registrant's common stock outstanding is 246,212,556.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, the benefits and costs of our acquisitions of each of Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") and related financings, as well as statements regarding these companies' services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 30, 2018	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$185,533	$238,797
Receivables (less allowances: 2018 - $49,629; 2017 - $53,416)	1,875,184	1,615,993
Inventories	718,174	610,732
Prepayments and other current assets	197,396	187,617
Total current assets	2,976,287	2,653,139
Property and Equipment, net	1,356,624	1,042,031
Goodwill	5,606,589	4,715,511
Other Intangible Assets	2,188,416	1,120,824
Other Assets	1,604,841	1,474,724
	$13,732,757	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$72,489	$78,157
Accounts payable	840,686	955,925
Accrued expenses and other current liabilities	1,384,883	1,334,013
Total current liabilities	2,298,058	2,368,095
Long-Term Borrowings	7,749,518	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	879,587	978,944
Redeemable Noncontrolling Interest	9,971	9,798
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2018—278,601,547 shares and 2017—277,111,042 shares; and outstanding: 2018—246,120,140 shares and 2017—245,593,961 shares)	2,786	2,771
Capital surplus	3,063,019	3,014,546
Retained earnings	514,055	247,050
Accumulated other comprehensive loss	(62,695)	(123,760)
Treasury stock (shares held in treasury: 2018—32,481,407 shares and 2017—31,517,081 shares)	(721,542)	(681,546)
Total stockholders' equity	2,795,623	2,459,061
	$13,732,757	$11,006,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 30, 2018	March 31, 2017
Sales	$3,939,311	$3,621,628
Costs and Expenses:
Cost of services provided	3,561,509	3,226,196
Depreciation and amortization	152,864	125,292
Selling and general corporate expenses	88,444	78,720
	3,802,817	3,430,208
Operating income	136,494	191,420
Interest and Other Financing Costs, net	94,153	97,631
Income Before Income Taxes	42,341	93,789
Provision for Income Taxes	14,625	23,558
Net income	27,716	70,231
Less: Net income attributable to noncontrolling interest	147	80
Net income attributable to Aramark stockholders	$27,569	$70,151

Earnings per share attributable to Aramark stockholders:
Basic	$0.11	$0.29
Diluted	$0.11	$0.28
Weighted Average Shares Outstanding:
Basic	245,648	245,077
Diluted	252,485	251,723

	Six Months Ended
	March 30, 2018	March 31, 2017
Sales	$7,904,429	$7,357,011
Costs and Expenses:
Cost of services provided	7,081,573	6,525,526
Depreciation and amortization	286,713	251,818
Selling and general corporate expenses	180,612	144,192
	7,548,898	6,921,536
Operating income	355,531	435,475
Interest and Other Financing Costs, net	170,452	163,308
Income Before Income Taxes	185,079	272,167
(Benefit) Provision for Income Taxes	(135,077)	76,502
Net income	320,156	195,665
Less: Net income attributable to noncontrolling interest	303	175
Net income attributable to Aramark stockholders	$319,853	$195,490

Earnings per share attributable to Aramark stockholders:
Basic	$1.30	$0.80
Diluted	$1.27	$0.78
Weighted Average Shares Outstanding:
Basic	245,366	244,690
Diluted	252,380	251,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net income	$27,716	$70,231
Other comprehensive income, net of tax
Pension plan adjustments	13,379	—
Foreign currency translation adjustments	12,424	13,628
Fair value of cash flow hedges	24,208	18,190
Share of equity investee's comprehensive income	(551)	—
Other comprehensive income, net of tax	49,460	31,818
Comprehensive income	77,176	102,049
Less: Net income attributable to noncontrolling interest	147	80
Comprehensive income attributable to Aramark stockholders	$77,029	$101,969

	Six Months Ended
	March 30, 2018	March 31, 2017
Net income	$320,156	$195,665
Other comprehensive income (loss), net of tax
Pension plan adjustments	13,379	—
Foreign currency translation adjustments	18,809	(21,252)
Fair value of cash flow hedges	29,413	28,388
Share of equity investee's comprehensive income	(536)	—
Other comprehensive income, net of tax	61,065	7,136
Comprehensive income	381,221	202,801
Less: Net income attributable to noncontrolling interest	303	175
Comprehensive income attributable to Aramark stockholders	$380,918	$202,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$320,156	$195,665
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	286,713	251,818
Deferred income taxes	(164,069)	(10,635)
Share-based compensation expense	33,511	34,683
Changes in operating assets and liabilities:
Accounts Receivable	(90,695)	(45,708)
Inventories	(29,835)	11,274
Prepayments and Other Current Assets	12,560	99,832
Accounts Payable	(162,901)	(30,732)
Accrued Expenses	(190,161)	(112,545)
Other operating activities	8,919	34,552
Net cash provided by operating activities	24,198	428,204
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(248,404)	(215,137)
Disposals of property and equipment	4,988	5,131
Acquisition of certain businesses, net of cash acquired	(2,227,785)	(67,517)
Other investing activities	(5,059)	1,522
Net cash used in investing activities	(2,476,260)	(276,001)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,091,777	3,555,072
Payments of long-term borrowings	(683,102)	(3,538,681)
Net change in funding under the Receivables Facility	95,800	32,000
Payments of dividends	(51,547)	(50,378)
Proceeds from issuance of common stock	10,556	11,319
Repurchase of stock	(24,410)	(100,000)
Other financing activities	(40,276)	(68,631)
Net cash provided by (used in) financing activities	2,398,798	(159,299)
Decrease in cash and cash equivalents	(53,264)	(7,096)
Cash and cash equivalents, beginning of period	238,797	152,580
Cash and cash equivalents, end of period	$185,533	$145,484

	Six Months Ended
(dollars in millions)	March 30, 2018	March 31, 2017
Interest paid	$148.3	$104.8
Income taxes paid	$80.5	$42.7

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
New Accounting Standards Updates
Adopted Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
In January 2017, the FASB issued an ASU to simplify the subsequent measurement of goodwill as part of the impairment test. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements. The Company will apply the guidance during its annual impairment test or earlier if a change in circumstances or the occurrence of events indicates potential impairment exists.
In August 2016, the FASB issued an ASU to address the classification of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the condensed consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In February 2018, the FASB issued an ASU which provides clarification regarding guidance related to the financial instrument standard. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the revenue recognition standard and the leases recognition standard. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.

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
In May 2014, the FASB issued an ASU on revenue from contracts with customers which supersedes most current revenue recognition guidance. The standard outlines a single comprehensive model which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the standard requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the Company beginning in the first quarter of fiscal 2019.
In connection with the new revenue recognition guidance, the Company has completed its comprehensive contract review project, including contracts relating to its recent acquisitions, and its evaluation of the standard's impact on the timing and presentation of various financial aspects of its contractual arrangements (client contract investments, costs to fulfill, commissions, etc.). Based on this preliminary assessment, the Company does not believe this standard will have a material impact on the timing of revenue recognition or net income. However, the Company expects the standard to have an impact on the timing and financial statement line item reporting of certain items. The Company is in the process of identifying and implementing appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard. The Company plans to adopt the standard using the modified retrospective transition method, resulting in the recognition of a cumulative translation adjustment in retained earnings as of September 29, 2018.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 30, 2018			March 31, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$27,716			$70,231
Pension plan adjustments(1)	32,730	(19,351)	13,379	—	—	—
Foreign currency translation adjustments	13,353	(929)	12,424	17,690	(4,062)	13,628
Fair value of cash flow hedges	34,144	(9,936)	24,208	29,820	(11,630)	18,190
Share of equity investee's comprehensive income (loss)	(551)	—	(551)	—	—	—
Other comprehensive income (loss)	79,676	(30,216)	49,460	47,510	(15,692)	31,818
Comprehensive income			77,176			102,049
Less: Net income attributable to noncontrolling interest			147			80
Comprehensive income attributable to Aramark stockholders			$77,029			$101,969
(1) The Company amended certain Canadian pension plans to freeze benefit accruals. The plan will be closed to new participants and current participants will no longer earn additional benefits.

	Six Months Ended
	March 30, 2018			March 31, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$320,156			$195,665
Pension plan adjustments(1)	32,730	(19,351)	13,379	—	—	—
Foreign currency translation adjustments	19,738	(929)	18,809	(25,958)	4,706	(21,252)
Fair value of cash flow hedges	41,485	(12,072)	29,413	46,538	(18,150)	28,388
Share of equity investee's comprehensive income (loss)	(536)	—	(536)	—	—	—
Other comprehensive income (loss)	93,417	(32,352)	61,065	20,580	(13,444)	7,136
Comprehensive income			381,221			202,801
Less: Net income attributable to NCI			303			175
Comprehensive income attributable to Aramark stockholders			$380,918			$202,626
(1) The Company amended certain Canadian pension plans to freeze benefit accruals. The plan will be closed to new participants and current participants will no longer earn additional benefits.
Accumulated other comprehensive loss consists of the following (in thousands):

	March 30, 2018	September 29, 2017
Pension plan adjustments	$(31,896)	$(45,275)
Foreign currency translation adjustments	(43,749)	(62,558)
Cash flow hedges	22,619	(6,794)
Share of equity investee's accumulated other comprehensive loss	(9,669)	(9,133)
	$(62,695)	$(123,760)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $993.0 million and $981.3 million as of March 30, 2018 and September 29, 2017, respectively.
NOTE 2. ACQUISITIONS:
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the Company and its results will be included in the Company's Uniform segment. The total consideration paid for AmeriPride was $982.7 million, partially offset by $84.9 million of cash acquired, which included certain adjustments set forth in the AmeriPride Merger Agreement. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement (see Note 5). During the three and six month periods ended March 30, 2018, the Company incurred acquisition-related costs of $10.4 million and $12.7 million, respectively, included in "Selling and general corporate expenses" and $5.2 million, during both periods, included in "Interest and Other Financing Costs, net" in the Company’s Condensed Consolidated Statements of Income.
Consideration
The Company has accounted for the AmeriPride acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation for property and equipment and intangible assets and final resolution of post-closing adjustments related to working capital based on the best estimates of management. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$236,751
Noncurrent assets	951,154
Total assets	$1,187,905

Current liabilities	$134,948
Noncurrent liabilities	70,213
Total liabilities	$205,161
Intangible Assets
The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$274.0	15
Trade names	24.0	3	to indefinite
Total intangible assets	$298.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The estimated fair value of the two trade names acquired were determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded approximately $336.8 million of goodwill in connection with its preliminary purchase price allocation relating to the AmeriPride acquisition, all of which was recognized in the Uniform reporting segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand and complement its existing uniform business and to enhance its customer service experience, in addition to the anticipated synergies the Company expects to generate from the acquisition. Goodwill related to the AmeriPride acquisition may be revised upon final determination of the purchase price allocation.
Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, the Company completed the acquisition of Avendra, a hospitality procurement services provider in North America, which included the merger of Capital Merger Sub, LLC, a wholly owned subsidiary of the Company, with Avendra, pursuant to the Agreement and Plan of Merger ("Avendra Merger Agreement") dated as of October 13, 2017, by and among Aramark Services, Inc. (“ASI”), a wholly owned subsidiary of the Company, Avendra, Capital Merger Sub, LLC, and Marriott International, Inc., in its capacity as Holder Representative. Avendra continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company whose financial results are included within the FSS United States reporting segment from December 11, 2017. The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired, which included certain adjustments set forth in the Avendra Merger Agreement. In order to finance the Avendra acquisition, the Company entered into a long-term financing agreement (see Note 5). During the three and six month periods ended March 30, 2018, the Company incurred acquisition-related costs of $0.4 million and $11.5 million, respectively, included in "Selling and general corporate expenses" and $6.7 million, during both periods, included in "Interest and Other Financing Costs, net" in the Company’s Condensed Consolidated Statements of Income.
Consideration
The Company has accounted for the Avendra acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of management's review of the final purchase price allocations. These adjustments may have a material impact on the Company's results of operations and financial position. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$157,675
Noncurrent assets	1,343,035
Total assets	$1,500,710

Current liabilities	$108,384
Noncurrent liabilities	5,949
Total liabilities	$114,333
Intangible Assets
The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Goodwill
The Company recorded approximately $528.0 million of goodwill in connection with its preliminary purchase price allocation relating to the Avendra acquisition, all of which was recognized in the FSS United States reporting segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its buying scale through Avendra’s procurement capabilities and to expand its customer base outside of its traditional industries, in addition to the anticipated synergies the Company expects to generate from the acquisition. Goodwill related to the Avendra acquisition may be revised upon final determination of the purchase price allocation.
Sales and Earnings for AmeriPride and Avendra
Included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended March 30, 2018 were sales from AmeriPride and Avendra of approximately $145.8 million and $153.4 million, respectively, related to these entities. Net income for the results of AmeriPride and Avendra was not material for the three and six month periods ended March 30, 2018.
Unaudited Pro Forma Results of Operations for AmeriPride and Avendra
The following table reflects the unaudited pro forma combined results of operations for the three and six months ended March 30, 2018 for the Company, assuming the closing of both acquisitions occurred on October 1, 2016:

	Three Months Ended		Six Months Ended
Unaudited (in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Total sales	$3,974,822	$3,809,190	$8,129,259	$7,737,160
Net income	59,491	54,238	355,890	171,157
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the acquisitions taken place on October 1, 2016. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.
The unaudited pro forma information primarily reflects the following adjustments:

•	adjustments to amortization expense related to identifiable intangible assets acquired;

•	adjustments to depreciation expense related to the fair value of property and equipment acquired;

•	adjustments to interest expense to reflect the long-term financing agreements used to finance the acquisitions (see Note 5); and

•	adjustments for the tax effect of the aforementioned adjustments.
Other Acquisitions
During the six month period of fiscal 2018, the Company paid cash consideration of approximately $29.9 million for various acquisitions, excluding the purchases of AmeriPride and Avendra. The sales, net income, assets and liabilities of these acquisitions did not have a material impact on the Company's condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SEVERANCE:
During the second quarter of fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $39.5 million. As of March 30, 2018 and September 29, 2017, the Company had an accrual of approximately $40.1 million and $17.8 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through the first six months of fiscal 2019.
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
Changes in total goodwill during the six months ended March 30, 2018 follow (in thousands):

Segment	September 29, 2017	Acquisitions	Translation	March 30, 2018
FSS United States	$3,493,756	$531,619	$—	$4,025,375
FSS International	637,816	320	14,676	652,812
Uniform	583,939	344,463	—	928,402
	$4,715,511	$876,402	$14,676	$5,606,589
During the first quarter of fiscal 2018, $173.3 million of goodwill related to certain Canadian businesses was reclassified out of the FSS United States segment and into the FSS International segment (see Note 12), which is reflected in the opening balance as of September 29, 2017. Goodwill related to the acquisitions made during the six months ended March 30, 2018 may be revised upon final determination of the purchase price allocation (see Note 2).
Other intangible assets consist of the following (in thousands):

	March 30, 2018			September 29, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,245,074	$(1,113,347)	$1,131,727	$1,376,812	$(1,063,350)	$313,462
Trade names	1,057,078	(389)	1,056,689	807,362	—	807,362
	$3,302,152	$(1,113,736)	$2,188,416	$2,184,174	$(1,063,350)	$1,120,824
During the six months ended March 30, 2018, the Company acquired customer relationship assets and trade names with preliminary values of approximately $866.8 million and $246.0 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 15 years. The Aramark and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. Other intangible asset values related to the acquisitions made during the six months ended March 30, 2018 may be revised upon final determination of the purchase price allocation (see Note 2).
Amortization of acquired intangible assets for the six months ended March 30, 2018 and March 31, 2017 was approximately $51.8 million and $44.1 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 30, 2018	September 29, 2017
Senior secured revolving credit facility, due March 2022	$—	$—
Senior secured term loan facility, due March 2022	483,955	1,125,858
Senior secured term loan facility, due February 2023	148,827	—
Senior secured term loan facility, due March 2024	1,403,872	1,403,429
Senior secured term loan facility, due March 2025	1,771,985	—
5.125% senior notes, due January 2024	903,188	903,654
5.000% senior notes, due April 2025	590,305	589,733
3.125% senior notes, due April 2025	396,080	379,429
4.750% senior notes, due June 2026	493,770	493,464
5.000% senior notes, due February 2028	1,135,917	—
Receivables Facility, due May 2019	350,000	254,200
Capital leases	140,683	114,400
Other	3,425	4,321
	7,822,007	5,268,488
Less—current portion	(72,489)	(78,157)
	$7,749,518	$5,190,331
As of March 30, 2018, there was approximately $1,030.1 million of outstanding foreign currency borrowings.
Fiscal 2018 Refinancing Transactions
Canadian Term Loan A-1 due 2023
On February 28, 2018, ASI, an indirect wholly owned subsidiary of the Company, entered into Incremental Amendment No. 3 (“Incremental Amendment No. 3”) to the Credit Agreement dated March 28, 2017 (as supplemented or otherwise modified from time to time, the “Credit Agreement”) and last amended by Incremental Amendment No. 2 on December 11, 2017 and Incremental Amendment No. 1 on September 20, 2017, which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007 and last amended and restated on February 24, 2014 (the "Previous Credit Agreement"). Incremental Amendment No. 3 provides for an incremental, senior secured credit facility under the Credit Agreement comprised of a Canadian dollar denominated term loan made to Aramark Canada Limited ("ACL"), a company organized under the laws of Canada and an indirect subsidiary of ASI in an amount equal to CAD200 million (approximately $149 million as of March 30, 2018) due on February 28, 2023 (the "Canadian Term Loan A-1 due 2023").
The net proceeds from the Canadian Term Loan A-1 due 2023 were used to pay down certain borrowings on the revolving credit facility and to pay fees and expenses related to the consummation of Incremental Amendment No. 3.
The Canadian Term Loan A-1 due 2023 bears interest at a rate equal to, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs, (b) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party or (c) a base rate or Canadian base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) in the case of borrowings bearing interest on the base rate, the federal funds rate plus 0.50% and (3) the LIBOR rate or Bank Act of Canada, as applicable, rate plus 1.00% plus an applicable margin set initially at 1.75% for borrowings based on the LIBOR rate or Bank Act of Canada rate and 0.75% for borrowings based on the base rate or Canadian base rate, in each case, subject to a reduction of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00. Accordingly, the applicable margin spread for the Canadian Term Loan A-1 due 2023 is 1.25% to 1.75% (as of March 30, 2018 - 1.75%) with respect to eurocurrency (LIBOR) and Bank Act of Canada borrowings, subject to a LIBOR floor of 0.00%, and 0.25% to 0.75% (as of March 30, 2018 - 0.75%) with respect to base rate and Canadian base rate borrowings, subject to a minimum base rate of 0.00%.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Canadian Term Loan A-1 requires the payment of installments in quarterly principal amounts of CAD2.5 million from March 31, 2018 through December 31, 2019, CAD3.75 million from March 31, 2020 through December 31, 2020, CAD5.0 million from March 31, 2021 through December 31, 2021, CAD7.5 million from March 31, 2022 through December 31, 2022, and CAD115.0 million at maturity. The Canadian Term Loan A-1 is subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing term loans outstanding under the Credit Agreement.
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition, to pay down certain borrowings under the revolving credit facility and to pay fees related to the transaction. During the three months ended March 30, 2018, the Company capitalized third-party costs of approximately $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.
The 2028 Notes were issued pursuant to an indenture, dated as of January 18, 2018 (the "2028 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and the U.S. Bank National Association, as trustee. The 2028 Notes were issued at par.
The 2028 Notes are senior unsecured obligations of ASI. The 2028 Notes rank equal in right of payment to all of the Issuer's existing and future senior indebtedness and will rank senior in right of payment to the Issuer's future subordinated indebtedness. The 2028 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The guarantees of the 2028 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The 2028 Notes are effectively subordinated to all of ASI's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2028 Notes. Interest on the 2028 Notes is payable on February 1 and August 1 of each year, commencing on August 1, 2018.
At any time prior to February 1, 2023, ASI has the option to redeem all or a part of the 2028 Notes at a purchase price equal to 100% of the principal amount of such 2028 Notes plus an applicable premium and accrued and unpaid interest, if any, to but not including the date of redemption. Prior to February 1, 2021, ASI has the option to redeem up to 40% of the aggregate principal amount of all 2028 Notes at a purchase price equal to 105% of the principal amount of such 2028 Notes plus accrued and unpaid interest, if any, to but not including the date of redemption, with the net cash proceeds of one or more equity offerings, provided that at least 50% of the sum of the aggregate principal amount of the 2028 Notes originally issued remain outstanding immediately after the purchase.
The 2028 Notes Indenture contains covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's and its restricted subsidiaries assets; and designate ASI's subsidiaries as unrestricted subsidiaries. The 2028 Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the applicable series of 2028 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 2028 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations.
U.S. Term Loan B due 2025
On December 11, 2017, ASI entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the Credit Agreement. Incremental Amendment No. 2 provides for an incremental senior secured credit facility under the Credit Agreement comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $1,785.0 million, due on March 11, 2025 ("U.S. Term Loan B due 2025").
The net proceeds from the U.S. Term Loan B due 2025 were used to finance the Avendra acquisition and, together with approximately $200.0 million of proceeds from a borrowing made under the Credit Agreement’s revolving credit facility, to repay the $633.8 million of principal outstanding on the U.S. Term Loan A under the Credit Agreement, along with accrued interest and certain fees and related expenses. The Company recorded $5.7 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the six months ended March 30, 2018 for the write-off of debt issuance costs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company capitalized third-party costs of approximately $8.9 million directly attributable to the U.S. Term Loan B due 2025 under the Credit Agreement, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets as of March 30, 2018.
The U.S. Term Loan B due 2025 bears interest at a rate equal to, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 2.00% for borrowings based on the LIBOR rate and 1.00% for borrowings based on the base rate, in each case, subject to a reduction of 0.25% upon compliance by the Company with a consolidated leverage ratio of 3.00 to 1.00. Accordingly, the applicable margin spread for the U.S. Term Loan B due 2025 is 1.75% to 2.00% (as of March 30, 2018—2.00%) with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% to 1.00% (as of March 30, 2018—1.00%) with respect to base-rate borrowings, subject to a minimum base rate of 0.00%.
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
Future Maturities
At March 30, 2018, annual maturities on long-term borrowings maturing between fiscal years 2018 and 2022 and thereafter (excluding the $61.9 million reduction to long-term borrowings from debt issuance costs and the increase of $13.6 million from the premium on the 5.125% Senior Notes due 2024 (the "2024 Notes")) are as follows (in thousands):

2018	$34,834
2019	415,250
2020	105,260
2021	102,991
2022	417,215
Thereafter	6,794,760
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
Cash Flow Hedges
The Company has approximately $2.9 billion notional amount of outstanding interest rate swap agreements as of March 30, 2018, which fixes the rate on a like amount of variable rate borrowings. During the first quarter of fiscal 2018, the Company entered into approximately $1.6 billion notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $300.0 million matured during the first quarter of fiscal 2018.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. As of March 30, 2018 and September 29, 2017, approximately $22.6 million and ($6.8) million of unrealized net of taxes related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively. The hedge

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ineffectiveness for these cash flow hedging instruments during the six months ended March 30, 2018 and March 31, 2017 was not material.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments (effective portion) on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Interest rate swap agreements	$31,323	$25,237

	Six Months Ended
	March 30, 2018	March 31, 2017
Interest rate swap agreements	$36,568	$35,982
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 30, 2018, the Company has contracts for approximately 11.4 million gallons outstanding through fiscal 2019. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.7 million and a gain of approximately $0.2 million for the three and six months ended March 30, 2018, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $5.5 million and $1.0 million for the three and six months ended March 31, 2017, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of March 30, 2018, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €21.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs (see Note 13), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 30, 2018	September 29, 2017
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Noncurrent Assets	$35,045	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$80
Gasoline and diesel fuel agreements	Prepayments and other current assets	$3,846	$3,626
		$38,891	$3,706
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$—	$1,196
Interest rate swap agreements	Other Noncurrent Liabilities	686	9,313
		686	10,509

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	309	—
		$995	$10,509
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	March 30, 2018	March 31, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$2,821	$4,583
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided	$(61)	$5,067
Foreign currency forward exchange contracts	Interest expense	1,100	2,597
		1,039	7,664
		$3,860	$12,247

		Six Months Ended
	Income Statement Location	March 30, 2018	March 31, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$4,917	$10,556
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided	$(3,477)	$383
Foreign currency forward exchange contracts	Interest Expense	451	(4,808)
		$(3,026)	$(4,425)
		$1,891	$6,131

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a Japanese yen denominated term loan in the amount of ¥10,995.9 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €161.5 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in our European affiliates.
At March 30, 2018, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $1.6 million.
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
As a result of the enactment of the Tax Legislation, the Company was required to recognize the effect of the corporate income tax rate change on its deferred tax assets and liabilities in the first quarter of fiscal 2018, the period in which the legislation was enacted. The Company recorded a provisional tax benefit from corporate income tax rate change and certain other adjustments, which resulted in a noncash benefit to the provision for income taxes of approximately $207.5 million, which was recorded to the Condensed Consolidated Statements of Income during the first quarter of fiscal 2018. A corresponding reduction to the Company's deferred income tax liability was also recorded to the Condensed Consolidated Balance Sheets during the first quarter of fiscal 2018. This was the Company’s provisional estimate and will be subject to adjustment as the computations are finalized.
The Tax Legislation also requires the Company to pay a one-time transition tax on unremitted earnings of certain non-U.S. subsidiaries. The Company recorded a provisional estimate of the tax expense of approximately $2.5 million during the first quarter of fiscal 2018 related to the one time transition tax, net of foreign tax credits. As a result of the Tax Legislation, the Company re-assessed the ability to recover its $21.2 million of foreign tax credit carryforwards. Based on currently available information, the Company believes it will not generate sufficient foreign source income in the carryforward period to utilize these credits. As a result, the Company recorded a valuation allowance of $21.2 million against its foreign tax credit carryforward during the first quarter of fiscal 2018, as a provisional estimate.
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
As the result of the one-time transition tax on unremitted foreign earnings of non-U.S. subsidiaries, as well as the shift from a worldwide system of taxation to a participation exemption system, the Company generally will not incur additional U.S. tax liability on the distribution of unremitted foreign earnings. However, other items continue to trigger additional tax expense for which no deferred tax liability has been recorded, including Section 986(c) currency gain/loss, foreign withholding taxes and state taxes. As a result, the Company has performed a preliminary assessment of its indefinite reinvestment position, pending further analysis and expected guidance around newly enacted legislation of U.S. taxation of foreign multinational companies, including the transition tax, GILTI and the potential tax liabilities attributable to repatriation under the Tax Legislation. Accordingly, the provisional estimate of undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $55.5 million as of March 30, 2018. The provisional estimate of foreign withholding tax cost associated with remitting these earnings is approximately $3.0 million. Such amount has not been accrued by the Company as it believes those foreign earnings are permanently reinvested.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company is in the process of finalizing these provisional calculations, and will continue to evaluate the effect of tax reform on its financial results. Additional details will be included in the Company's Form 10-K for the fiscal year ended September 28, 2018.
NOTE 8. STOCKHOLDERS' EQUITY:
During the six months ended March 30, 2018 and March 31, 2017, the Company paid dividends of approximately $51.5 million and $50.4 million to its stockholders, respectively. On May 2, 2018, the Company's Board declared a $0.105 dividend per share of common stock, payable on May 31, 2018, to shareholders of record on the close of business on May 17, 2018. During the second quarter of fiscal 2017, the Company completed a repurchase of approximately 2.8 million shares of its common stock for $100.0 million. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.
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

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
TBOs	$4.8	$5.2	$9.8	$10.5
RSUs	6.1	5.0	11.9	11.4
PSUs	5.6	7.8	10.9	11.4
Deferred Stock and Other Units	0.5	0.5	0.9	1.4
	$17.0	$18.5	$33.5	$34.7

Taxes related to share-based compensation	$4.8	$6.9	$9.4	$12.9
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 30, 2018:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.9	$8.56
RSUs	1.1	$40.72
PSUs	0.7	$38.97
	3.7

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Earnings:
Net income attributable to Aramark stockholders	$27,569	$70,151	$319,853	$195,490
Shares:
Basic weighted-average shares outstanding	245,648	245,077	245,366	244,690
Effect of dilutive securities	6,837	6,646	7,014	7,247
Diluted weighted-average shares outstanding	252,485	251,723	252,380	251,937

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.11	$0.29	$1.30	$0.80
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.11	$0.28	$1.27	$0.78
Share-based awards to purchase 1.8 million and 4.5 million shares were outstanding for the three months ended March 30, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.8 million shares and 1.2 million shares were outstanding for the three month periods of March 30, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 1.3 million and 3.9 million shares were outstanding for the six months ended March 30, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.8 million shares and 1.2 million shares were outstanding for the six month periods of March 30, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $118.7 million at March 30, 2018 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 30, 2018.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. BUSINESS SEGMENTS:
Prior to fiscal 2018, the Company reported its operating results in three reportable segments: FSS North America, FSS International and Uniform. Beginning in fiscal 2018, the segment reporting structure was modified to align more closely with the Company’s management and internal reporting structure, which was changed on September 30, 2017. Specifically, a majority of the Canadian operations, previously in the FSS North America segment, were combined with the FSS International reportable segment. The FSS North America reportable segment was then renamed the FSS United States reportable segment. All prior period segment information has been restated to reflect the new reportable segment structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the Company’s current management structure and operating organization. The financial statement effect of this segment realignment was not material. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 80% of the global sales is related to food services and 20% is related to facilities services. Financial information by segment follows (in millions):

	Sales
	Three Months Ended
	March 30, 2018	March 31, 2017
FSS United States	$2,506.4	$2,426.6
FSS International	925.3	807.3
Uniform	507.6	387.7
	$3,939.3	$3,621.6

	Operating Income
	Three Months Ended
	March 30, 2018	March 31, 2017
FSS United States	$136.8	$141.5
FSS International	16.1	41.5
Uniform	30.4	45.5
	183.3	228.5
Corporate	(46.8)	(37.1)
Operating Income	136.5	191.4
Interest and Other Financing Costs, net	(94.2)	(97.6)
Income Before Income Taxes	$42.3	$93.8

	Sales
	Six Months Ended
	March 30, 2018	March 31, 2017
FSS United States	$5,156.0	$4,957.9
FSS International	1,838.3	1,616.0
Uniform	910.1	783.1
	$7,904.4	$7,357.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating Income
	Six Months Ended
	March 30, 2018	March 31, 2017
FSS United States	$316.9	$317.8
FSS International	62.1	82.2
Uniform	74.8	99.2
	453.8	499.2
Corporate	(98.3)	(63.7)
Operating Income	355.5	435.5
Interest and Other Financing Costs, net	(170.4)	(163.3)
Income Before Income Taxes	$185.1	$272.2
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at March 30, 2018 and September 29, 2017 was $7,901.0 million and $5,450.1 million, respectively. The carrying value of the Company's debt at March 30, 2018 and September 29, 2017 was $7,822.0 million and $5,268.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.
NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 5.125% Senior Notes due 2024 (the "2024 Notes"), 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"), 4.75% Senior Notes due June 1, 2026 ("2026 Notes") and 2028 Notes are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., (other than the 3.125% 2025 Notes, which are obligations of the Company's wholly owned subsidiary, Aramark International Finance S.a.r.l) and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, do not guarantee the 2024 Notes, 2025 Notes, 2026 Notes or 2028 Notes ("Non Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$37,435	$32,035	$116,058	$—	$185,533
Receivables	—	917	465,765	1,408,502	—	1,875,184
Inventories	—	15,059	586,839	116,276	—	718,174
Prepayments and other current assets	—	11,523	86,503	99,370	—	197,396
Total current assets	5	64,934	1,171,142	1,740,206	—	2,976,287
Property and Equipment, net	—	26,837	1,005,888	323,899	—	1,356,624
Goodwill	—	173,104	4,750,729	682,756	—	5,606,589
Investment in and Advances to Subsidiaries	2,795,618	7,463,479	90,049	676,261	(11,025,407)	—
Other Intangible Assets	—	29,684	1,953,921	204,811	—	2,188,416
Other Assets	—	85,154	1,170,614	351,075	(2,002)	1,604,841
	$2,795,623	$7,843,192	$10,142,343	$3,979,008	$(11,027,409)	$13,732,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$18,895	$26,776	$26,818	$—	$72,489
Accounts payable	—	89,906	423,199	327,581	—	840,686
Accrued expenses and other current liabilities	—	216,951	819,747	348,097	88	1,384,883
Total current liabilities	—	325,752	1,269,722	702,496	88	2,298,058
Long-term Borrowings	—	6,778,267	76,781	894,470	—	7,749,518
Deferred Income Taxes and Other Noncurrent Liabilities	—	378,208	413,037	88,342	—	879,587
Intercompany Payable	—	—	5,114,212	702,836	(5,817,048)	—
Redeemable Noncontrolling Interest	—	—	9,971	—	—	9,971
Total Stockholders' Equity	2,795,623	360,965	3,258,620	1,590,864	(5,210,449)	2,795,623
	$2,795,623	$7,843,192	$10,142,343	$3,979,008	$(11,027,409)	$13,732,757

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$252,354	$2,605,150	$1,081,807	$—	$3,939,311
Costs and Expenses:
Cost of services provided	—	220,756	2,307,901	1,032,852	—	3,561,509
Depreciation and amortization	—	5,383	127,270	20,211	—	152,864
Selling and general corporate expenses	—	48,458	34,506	5,480	—	88,444
Interest and other financing costs, net	—	88,220	(655)	6,588	—	94,153
Expense allocations	—	(80,805)	76,189	4,616	—	—
	—	282,012	2,545,211	1,069,747	—	3,896,970
Income (Loss) before Income Tax	—	(29,658)	59,939	12,060	—	42,341
Provision (Benefit) for Income Taxes	—	(7,195)	12,056	9,764	—	14,625
Equity in Net Income of Subsidiaries	27,569	—	—	—	(27,569)	—
Net income (loss)	27,569	(22,463)	47,883	2,296	(27,569)	27,716
Less: Net income attributable to noncontrolling interest	—	—	147	—	—	147
Net income (loss) attributable to Aramark stockholders	27,569	(22,463)	47,736	2,296	(27,569)	27,569
Other comprehensive income, net of tax	49,460	17,434	2,181	47,875	(67,490)	49,460
Comprehensive income (loss) attributable to Aramark stockholders	$77,029	$(5,029)	$49,917	$50,171	$(95,059)	$77,029

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$510,625	$5,248,416	$2,145,388	$—	$7,904,429
Costs and Expenses:
Cost of services provided	—	445,972	4,628,091	2,007,510	—	7,081,573
Depreciation and amortization	—	9,874	233,165	43,674	—	286,713
Selling and general corporate expenses	—	102,124	68,204	10,284	—	180,612
Interest and other financing costs, net	—	159,395	(587)	11,644	—	170,452
Expense allocations	—	(146,008)	137,299	8,709	—	—
	—	571,357	5,066,172	2,081,821	—	7,719,350
Income (Loss) before Income Tax	—	(60,732)	182,244	63,567	—	185,079
Provision (Benefit) for Income Taxes	—	(27,904)	(130,391)	23,218	—	(135,077)
Equity in Net Income of Subsidiaries	319,853	—	—	—	(319,853)	—
Net income (loss)	319,853	(32,828)	312,635	40,349	(319,853)	320,156
Less: Net income attributable to noncontrolling interest	—	—	303	—	—	303
Net income (loss) attributable to Aramark stockholders	319,853	(32,828)	312,332	40,349	(319,853)	319,853
Other comprehensive income, net of tax	61,065	22,823	2,181	66,877	(91,881)	61,065
Comprehensive income (loss) attributable to Aramark stockholders	$380,918	$(10,005)	$314,513	$107,226	$(411,734)	$380,918

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$259,026	$2,435,422	$927,180	$—	$3,621,628
Costs and Expenses:
Cost of services provided	—	237,137	2,124,643	864,416	—	3,226,196
Depreciation and amortization	—	4,182	106,774	14,336	—	125,292
Selling and general corporate expenses	—	38,947	35,308	4,465	—	78,720
Interest and other financing costs, net	—	92,467	(728)	5,892	—	97,631
Expense allocations	—	(66,808)	64,460	2,348	—	—
	—	305,925	2,330,457	891,457	—	3,527,839
Income (Loss) before Income Tax	—	(46,899)	104,965	35,723	—	93,789
Provision (Benefit) for Income Taxes	—	(9,387)	30,922	2,023	—	23,558
Equity in Net Income of Subsidiaries	70,151	—	—	—	(70,151)	—
Net income (loss)	70,151	(37,512)	74,043	33,700	(70,151)	70,231
Less: Net income attributable to noncontrolling interest	—	—	80	—	—	80
Net income (loss) attributable to Aramark stockholders	70,151	(37,512)	73,963	33,700	(70,151)	70,151
Other comprehensive income, net of tax	31,818	12,568	604	24,681	(37,853)	31,818
Comprehensive income (loss) attributable to Aramark stockholders	$101,969	$(24,944)	$74,567	$58,381	$(108,004)	$101,969

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$511,405	$4,963,878	$1,881,728	$—	$7,357,011
Costs and Expenses:
Cost of services provided	—	465,949	4,322,293	1,737,284	—	6,525,526
Depreciation and amortization	—	8,563	208,956	34,299	—	251,818
Selling and general corporate expenses	—	67,314	67,789	9,089	—	144,192
Interest and other financing costs, net	—	153,820	(1,360)	10,848	—	163,308
Expense allocations	—	(142,827)	138,332	4,495	—	—
	—	552,819	4,736,010	1,796,015	—	7,084,844
Income (Loss) before Income Tax	—	(41,414)	227,868	85,713	—	272,167
Provision (Benefit) for Income Taxes	—	(7,910)	67,239	17,173	—	76,502
Equity in Net Income of Subsidiaries	195,490	—	—	—	(195,490)	—
Net income (loss)	195,490	(33,504)	160,629	68,540	(195,490)	195,665
Less: Net income attributable to noncontrolling interest	—	—	175	—	—	175
Net income (loss) attributable to Aramark stockholders	195,490	(33,504)	160,454	68,540	(195,490)	195,490
Other comprehensive income (loss), net of tax	7,136	38,035	(1,323)	(43,667)	6,955	7,136
Comprehensive income attributable to Aramark stockholders	$202,626	$4,531	$159,131	$24,873	$(188,535)	$202,626

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(59,339)	$83,220	$35,319	$(35,002)	$24,198
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(5,675)	(210,344)	(32,385)	—	(248,404)
Disposals of property and equipment	—	2,154	1,305	1,529	—	4,988
Acquisitions of businesses, net of cash acquired	—	(2,369,118)	222,893	(81,560)	—	(2,227,785)
Other investing activities	—	(793)	(3,597)	(669)	—	(5,059)
Net cash provided by (used in) investing activities	—	(2,373,432)	10,257	(113,085)	—	(2,476,260)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,935,001	—	156,776	—	3,091,777
Payments of long-term borrowings	—	(638,721)	(13,926)	(30,455)	—	(683,102)
Net change in funding under the Receivables Facility	—	—	—	95,800	—	95,800
Payments of dividends	—	(51,547)	—	—	—	(51,547)
Proceeds from issuance of common stock	—	10,556	—	—	—	10,556
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(38,741)	(1,145)	(390)	—	(40,276)
Change in intercompany, net	—	166,556	(83,884)	(117,674)	35,002	—
Net cash provided by (used in) financing activities	—	2,358,694	(98,955)	104,057	35,002	2,398,798
(Decrease) increase in cash and cash equivalents	—	(74,077)	(5,478)	26,291	—	(53,264)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$37,435	$32,035	$116,058	$—	$185,533

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$123,008	$309,568	$41,646	$(46,018)	$428,204
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(11,198)	(170,314)	(33,625)	—	(215,137)
Disposals of property and equipment	—	80	3,675	1,376	—	5,131
Acquisitions of businesses, net of cash acquired	—	—	(66,692)	(825)	—	(67,517)
Other investing activities	—	(83,935)	1,280	84,177	—	1,522
Net cash provided by (used in) investing activities	—	(95,053)	(232,051)	51,103	—	(276,001)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,099,709	—	455,363	—	3,555,072
Payments of long-term borrowings	—	(3,216,149)	(9,432)	(313,100)	—	(3,538,681)
Net change in funding under the Receivables Facility	—	—	—	32,000	—	32,000
Payments of dividends	—	(50,378)	—	—	—	(50,378)
Proceeds from issuance of common stock	—	11,319	—	—	—	11,319
Repurchase of stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(61,591)	(2,517)	(4,523)	—	(68,631)
Change in intercompany, net	—	279,707	(69,091)	(256,634)	46,018	—
Net cash (used in) financing activities	—	(37,383)	(81,040)	(86,894)	46,018	(159,299)
(Decrease) increase in cash and cash equivalents	—	(9,428)	(3,523)	5,855	—	(7,096)
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$38,422	$27,821	$79,236	$—	$145,484

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 30, 2018 and March 31, 2017 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 29, 2017 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2017.
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
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 to the condensed consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $982.7 million, partially offset by $84.9 million of cash acquired, which included certain adjustments set forth in the AmeriPride Merger Agreement. We incurred new debt to finance both the Avendra and AmeriPride acquisitions (see Note 5 to the condensed consolidated financial statements). We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense, as a result of the new debt to finance the transactions. As a part of the merger and integration, we expect to incur an additional $90 million of charges over the next three years.
In the second quarter of fiscal 2018, the Company launched the next phase of its program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarter facility and certain other costs. Efforts related to this next phase of streamlining are already underway, and have resulted in a fiscal 2018 year-to-date charge of approximately $55 million. Over the next several years, the company currently expects to incur additional charges of up to approximately $50 million related to these initiatives.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 30, 2018 and March 31, 2017 (dollars in millions). A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. The prior-year period balances were restated to conform to the current period presentation.

	Three Months Ended		Change
	March 30, 2018	March 31, 2017	$	%
Sales	$3,939.3	$3,621.6	$317.7	9%
Costs and Expenses:
Cost of services provided	3,561.5	3,226.2	335.3	10%
Other operating expenses	241.3	204.0	37.3	18%
	3,802.8	3,430.2	372.6	11%
Operating income	136.5	191.4	(54.9)	(29)%
Interest and Other Financing Costs, net	94.2	97.6	(3.4)	(4)%
Income Before Income Taxes	42.3	93.8	(51.5)	(55)%
Provision for Income Taxes	14.6	23.6	(9.0)	(38)%
Net income	$27.7	$70.2	$(42.5)	(61)%

	Three Months Ended		Change
Sales by Segment(1)	March 30, 2018	March 31, 2017	$	%
FSS United States	$2,506.4	$2,426.6	$79.8	3%
FSS International	925.3	807.3	118.0	15%
Uniform	507.6	387.7	119.9	31%
	$3,939.3	$3,621.6	$317.7	9%

	Three Months Ended		Change
Operating Income by Segment	March 30, 2018	March 31, 2017	$	%
FSS United States	$136.8	$141.5	(4.7)	(3)%
FSS International	16.1	41.5	(25.4)	(61)%
Uniform	30.4	45.5	(15.1)	(33)%
Corporate	(46.8)	(37.1)	(9.7)	26%
	$136.5	$191.4	$(54.9)	(29)%
(1) As a percentage of total sales, FSS United States represented 64% and 67%, FSS International represented 23% and 22% and Uniform represented 13% and 11% for the three month periods ended March 30, 2018 and March 31, 2017, respectively.

	Six Months Ended		Change
	March 30, 2018	March 31, 2017	$	%
Sales	$7,904.4	$7,357.0	$547.4	7%
Costs and Expenses:
Cost of services provided	7,081.6	6,525.5	556.1	9%
Other operating expenses	467.3	396.0	71.3	18%
	7,548.9	6,921.5	627.4	9%
Operating income	355.5	435.5	(80.0)	(18)%
Interest and Other Financing Costs, net	170.4	163.3	7.1	4%
Income Before Income Taxes	185.1	272.2	(87.1)	(32)%
(Benefit) Provision for Income Taxes	(135.1)	76.5	(211.6)	(277)%
Net income	$320.2	$195.7	$124.5	64%

	Six Months Ended		Change
Sales by Segment(1)	March 30, 2018	March 31, 2017	$	%
FSS United States	$5,156.0	$4,957.9	$198.1	4%
FSS International	1,838.3	1,616.0	222.3	14%
Uniform	910.1	783.1	127.0	16%
	$7,904.4	$7,357.0	$547.4	7%

	Six Months Ended		Change
Operating Income by Segment	March 30, 2018	March 31, 2017	$	%
FSS United States	$316.9	$317.8	(0.9)	—%
FSS International	62.1	82.2	(20.1)	(24)%
Uniform	74.8	99.2	(24.4)	(25)%
Corporate	(98.3)	(63.7)	(34.6)	54%
	$355.5	$435.5	$(80.0)	(18)%
(1) As a percentage of total sales, FSS United States represented 65% and 67%, FSS International represented 23% and 22% and Uniform represented 12% and 11% for the six month periods ended March 30, 2018 and March 31, 2017, respectively.
Consolidated Overview
Sales were $3,939.3 million and $7,904.4 million for the three and six month periods of fiscal 2018, respectively, and represented an increase of approximately 9% and 7% for the three and six month periods of fiscal 2018, respectively, compared to the prior year period. Sales for the three and six month periods of fiscal 2018 were primarily impacted by:

•	growth in all of our segments, excluding acquisitions;

•	growth due to the Avendra and AmeriPride acquisitions (approximately 4% and 2%); and

•	the positive impact of foreign currency translation (approximately $89 million or approximately 2% and approximately $143 million or approximately 2%).

Cost of services provided was $3,561.5 million and $7,081.6 million for the three and six month periods ended March 30, 2018, respectively, and $3,226.2 million and $6,525.5 million for the three and six month periods ended March 31, 2017, respectively. Cost of services provided as a percentage of sales was 90% and 89% for the three month periods ended March 30, 2018 and March 31, 2017, respectively, and 90% and 89% for the six month periods ended March 30, 2018 and March 31, 2017, respectively. The following table presents the percentages attributable to the components in cost of services provided for the three and six month periods ended March 30, 2018 and March 31, 2017.

	Three Months Ended		Six Months Ended
Cost of services provided components	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Food and support service costs	25%	26%	26%	26%
Personnel costs	49%	48%	47%	47%
Other direct costs	26%	26%	27%	27%
	100%	100%	100%	100%
Operating income of $136.5 million and $355.5 million for the three and six month periods ended March 30, 2018 represented a decrease of approximately 29% and 18% compared to the prior year periods, respectively. The decrease in operating income for the three and six month periods ended March 30, 2018 was impacted by:

•	acquisition and merger and integration costs related to the Avendra and AmeriPride acquisitions (approximately $35.8 million and $55.1 million);

•	severance costs related to streamlining initiatives (approximately $39.5 million in both periods);

•	an increase in depreciation and amortization expense primarily related to the acquisitions and client contract investments (approximately $27.6 million and $34.9 million); and

•	an increase in consulting costs related to streamlining initiatives (approximately $6.2 million and $12.0 million); which more than offset

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program (approximately $5.3 million and $11.8 million); and

•	the positive impact of foreign currency translation (approximately $2 million or approximately 1% and approximately $5 million or approximately 1%).
Interest and Other Financing Costs, net, for the three and six month periods of fiscal 2018 decreased 4% and increased 4% compared to the prior year periods, respectively. The decrease for the three month period was primarily due to charges of approximately $30.0 million during the second quarter of fiscal 2017 for the write-off of deferred financing costs, original issue discount and call premium related to refinancing activity. This decrease was partially offset by higher interest expense related to new borrowings in the current year to finance the Avendra and AmeriPride acquisitions and $5.3 million for financing commitment fees related to the AmeriPride acquisition. The increase for the six month period was primarily due to new borrowings in the current year to finance the Avendra and AmeriPride acquisitions. This increase was partially offset by a reduction in charges related to refinancing activity for which $30.0 million was incurred during the six month period of fiscal 2017 for the write-off of deferred financing costs, original issue discount and call premium compared to $17.7 million incurred during the six month period of fiscal 2018 for the write-off of debt issuance costs and financing commitment fees related to the Avendra and AmeriPride acquisitions.
The effective income tax rate for the three and six month periods of fiscal 2018 was 34.5% and (73.0)%, respectively, compared to 25.1% and 28.1% in the prior periods, respectively. The increase in the effective tax rate during the three month period ended March 30, 2018 is primarily due to a $7.4 million Canadian withholding tax incurred on the post-acquisition integration of AmeriPride. The decrease in the effective tax rate in the six month period of fiscal 2018 is driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." An approximately $183.8 million tax benefit was recorded to the (benefit) provision for income taxes for the six months ended March 30, 2018 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform (see Note 7 to the condensed consolidated financial statements), the impact of certain permanently reinvested foreign earnings and certain other tax adjustments.
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

Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017*	March 30, 2018	March 31, 2017*
Business & Industry	$387.9	$385.6	$774.5	$759.6
Education	903.0	899.0	1,906.9	1,849.3
Healthcare	326.4	317.1	649.1	638.5
Sports, Leisure & Corrections	486.1	468.6	1,051.4	999.2
Facilities & Other	403.0	356.3	774.1	711.3
	$2,506.4	$2,426.6	$5,156.0	$4,957.9
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
FSS United States segment sales for both the three and six month periods of fiscal 2018 increased approximately 3% and 4% compared to the prior year periods, respectively, primarily due to:

•
an increase in Business & Industry sector sales resulting from base business growth for the second quarter of fiscal 2018 and net new business and base business growth for the six months ended March 30, 2018 (approximately 1% and 2%);

•	an increase in Education sector sales resulting from net new business and base business growth (remained consistent and approximately 3%);

•	an increase in Healthcare sector sales resulting from base business growth (approximately 3% and 2%);

•	an increase in Sports, Leisure & Corrections sector sales resulting from net new business and base business growth (approximately 4% and 5%); and

•	an increase in Facilities & Other sector sales resulting from net new business, acquisitions and base business growth (approximately 13% and 9%).
Cost of services provided was $2.2 billion and $4.6 billion for the three and six month periods of fiscal 2018, respectively, compared to $2.2 billion and $4.4 billion for the prior year periods, respectively. Cost of services provided as a percentage of sales was 90% and 89% for the three and six month periods of fiscal 2018 and 89% for both the three and six month periods of fiscal 2017. Cost of services provided was impacted by the items discussed below for operating income.
Operating income decreased approximately 3% and was slightly down for the three and six month periods of fiscal 2018 compared to the prior year periods, respectively. The decrease in operating income for the three and six month periods of fiscal 2018 was primarily attributable to:

•	an increase in amortization expense mainly from our client contract investments and the acquisition of Avendra ($11.5 million and $17.4 million);

•	an increase in severance related to streamlining initiatives ($13.4 million in both periods); and

•	merger and integration related costs from the Avendra acquisition ($6.8 million and $9.7 million); partially offset by

•	profit growth in our Facilities and Other sector; and

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program ($5.3 million and $10.8 million).
FSS International Segment
Sales in the FSS International segment for the three and six month periods of fiscal 2018 increased approximately 15% and 14% compared to the prior year periods, respectively. Sales for the three and six month period of fiscal 2018 were impacted by:

•	sales growth across Europe and Emerging Markets; and

•	the positive impact of foreign currency translation (approximately $85 million or 11% and approximately $137 million or 9%).
Cost of services provided was $0.9 billion and $1.7 billion for the three and six month periods of fiscal 2018, respectively, and $0.7 billion and $1.5 billion for the three and six month periods of fiscal 2017, respectively. Cost of services provided as a percentage of sales was 96% and 94% for the three and six month periods of fiscal 2018, respectively, and 93% for both the three and six month periods of fiscal 2017. Cost of services provided was impacted by the items discussed below for operating income.
Operating income decreased approximately 61% and 24% for the three and six month periods of fiscal 2018 compared to the prior year periods, respectively. The decrease in operating income for the three and six month periods of fiscal 2018 was primarily attributable to:

•	an increase in severance related to streamlining initiatives ($23.4 million for both periods);

•	profit decline in Northern Europe; and

•	charges related to a joint venture partner liquidation and related acquisition ($5.6 million for both periods); which more than offset

•	profit growth in Canada; and

•	the positive impact of foreign currency translation (approximately $2 million or 4% and approximately $4 million or 5%).
Uniform Segment
Uniform segment sales increased 31% and 16% for the three and six month periods of fiscal 2018 compared to the prior year periods, respectively, primarily due to the acquisition of AmeriPride.
Cost of services provided was $0.4 billion and $0.7 billion for the three and six month periods of fiscal 2018, respectively, and $0.3 billion and $0.6 billion for the three and six month periods of fiscal 2017, respectively. Cost of services provided as a percentage of sales was 84% and 82% in the three and six month periods of fiscal 2018 compared to 79% in both of the prior year periods. Cost of services provided was impacted by the items discussed below for operating income.
Operating income decreased approximately 33% and 25% for the three and six month periods of fiscal 2018 compared to the prior year periods, respectively. The decrease for the three and six month periods of fiscal 2018 was primarily due to:

•	an increase in merger and integration related costs from the AmeriPride acquisition ($17.3 million and $20.3 million);

•	an increase in depreciation and amortization expense mainly from the AmeriPride acquisition ($14.2 million and $15.3 million); and

•	an increase in severance related to streamlining initiatives ($1.6 million for both periods); which more than offset

•	an increase in income from prior years' loss experience that were favorable under our casualty insurance program ($2.0 million for the six month period); and

•	productivity expansion in our rental market.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased approximately 26% and 54% for the three and six month periods of fiscal 2018 compared to the prior year periods, respectively. The increase for the three and six month periods of fiscal 2018 was primarily attributable to:

•	acquisition related costs, mainly banker fees, from the Avendra and AmeriPride acquisitions ($11.6 million and $25.2 million);

•	an increase in consulting costs for streamlining initiatives ($6.2 million and $12.0 million); and

•	an increase in severance related to streamlining initiatives ($1.2 million for both periods); which more than offset

•	a decrease in the loss related to the change in the fair value of certain gasoline and diesel agreements ($4.3 million and $1.4 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of March 30, 2018, we had $185.5 million of cash and cash equivalents and approximately $979.2 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of March 30, 2018, there was approximately $1,030.1 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions, including the impacts of tax reform. During the first quarter of fiscal 2018, we entered into a U.S. dollar denominated term loan in an amount equal to $1,785.0 million, due 2025 ("U.S. Term Loan B due 2025") to finance the Avendra acquisition and pay down certain existing debt. During the second quarter of fiscal 2018, we issued $1,150.0 million aggregate of principal amount of 5.000% senior unsecured notes due 2028 to finance the acquisition of AmeriPride and to pay down certain borrowings from our revolving credit facility. See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding these borrowings.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$24.2	$428.2
Net cash used in investing activities	(2,476.3)	(276.0)
Net cash provided by (used in) financing activities	2,398.8	(159.3)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $24.2 million for the six months ended March 30, 2018, compared to $428.2 million for the six months ended March 31, 2017. The decrease was primarily attributable to the change in operating assets and liabilities ($383.2 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•	Accounts payable were a higher use of cash due to the timing of disbursements;

•	Prepayments were less of a source of cash due to the timing of prepayments made related to interest, insurance premiums and taxes;

•	Accrued expenses were a greater use of cash primarily due to the timing of one-time payments for certain liabilities assumed related to the Avendra and AmeriPride acquisitions;

•	Accounts receivable were a greater use of cash due to the timing of collections and sales growth; and

•	Inventories were a greater use of cash due to new business and the acquisition of AmeriPride.
During the six month period of fiscal 2018, we received gross proceeds of approximately $18.9 million related to our casualty insurance program from our loss experience being favorable related to a prior year. We received approximately $9.7 million of comparable insurance proceeds during the prior year period. During the six month period of fiscal 2018, we incurred approximately $45.0 million of acquisition related costs. The "Other operating activities" caption mainly reflects the adjustments to net income in the prior year period related to certain financing related charges in connection with our refinancing activity.
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to a higher level of spending for acquisitions, mainly AmeriPride and Avendra (see Note 2 to the condensed consolidated financial statements) and higher spending on client contract investments and capital expenditures.
Cash Flows Provided by (Used in) Financing Activities
During the six month period of fiscal 2018, cash provided by (used in) financing activities was impacted by the following (see Note 5 to the condensed consolidated financial statements):

•	issuance of a new $1.785 billion U.S. Term Loan B due 2025;

•	issuance of $1.150 billion aggregate principal amount of 5.000% senior unsecured notes due 2028;

•	repayment of the U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") due 2022 ($633.8 million of principal); and

•	payment of fees primarily related to the U.S. Term Loan B due 2025 and the 5.000% senior unsecured notes due 2028 (approximately $23.6 million).
During the six month period of fiscal 2017, cash provided by (used in) financing activities was impacted by the following:

•	issuance of $600.0 million of 5.000% senior unsecured notes due 2025;

•	issuance of €325.0 million of 3.125% senior unsecured notes due 2025;

•	issuance of $2,400.0 million in the aggregate of new U.S. term loans, a CAD133.4 million term loan denominated in Canadian dollars and a ¥11,107.0 million term loan denominated in yen;

•	repayment of all existing term loan facilities under the Company's then existing senior secured credit facilities;

•	repayment of $228.8 million of the 5.750% senior unsecured notes due 2020; and

•	payment of fees and expenses related to the refinancings (approximately $43.0 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock during fiscal 2017 and fiscal 2018. We repurchased approximately 2.8 million shares of our common stock for $100.0 million in fiscal 2017. During the six month period of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. We do not currently expect to repurchase any additional shares during fiscal 2018.
The "Other financing activities" also reflects a use of cash during the six month periods of fiscal 2018 and fiscal 2017, primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 30, 2018, we were in compliance with these covenants.
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

The following is a reconciliation of net income attributable to Aramark Services, Inc. ("ASI") stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.'s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of Aramark Services, Inc. and its restricted subsidiaries only and does not include the results of Aramark.

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	March 30, 2018	December 29, 2017	September 29, 2017	June 30, 2017	March 30, 2018
Net income attributable to ASI stockholder	$27.6	$292.3	$113.1	$65.3	$498.3
Interest and other financing costs, net	94.2	76.3	62.6	61.5	294.6
(Benefit) Provision for income taxes	14.7	(149.7)	42.1	27.8	(65.1)
Depreciation and amortization	152.9	133.8	130.0	126.4	543.1
Share-based compensation expense(1)	17.1	16.4	14.9	15.6	64.0
Pro forma EBITDA for equity method investees(2)	4.0	5.0	4.3	2.0	15.3
Pro forma EBITDA for certain transactions(3)	21.4	38.2	39.0	39.0	137.6
Other(4)	83.4	20.0	15.6	22.0	141.0
Covenant Adjusted EBITDA	$415.3	$432.3	$421.6	$359.6	$1,628.8

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

(4)
Other for the twelve months ended March 30, 2018 includes organizational streamlining initiatives ($58.9 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($0.9 million gain), expenses related to merger and integration related charges ($57.2 million), estimated impact of natural disasters, net of insurance proceeds ($14.4 million, of which $6.1 million related to asset write-downs), property and other asset write-downs related to a joint venture partner liquidation and related acquisition ($5.6 million), duplicate rent charges to build out and ready our new headquarters while occupying our then-existing headquarters ($2.4 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended March 30, 2018 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.54x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.56x

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
During the six month period of fiscal 2018, the Company had material changes to its debt structure (see Note 5 to the condensed consolidated financial statements). As a result of the material changes in the debt structure, the following table summarizes our estimated future obligations for debt repayments and estimated interest payments as of March 30, 2018 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of March 30, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$7,729,627	$43,220	$481,352	$551,689	$6,653,366
Capital lease obligations	140,683	29,269	47,396	28,629	35,389
Estimated interest payments(2)	2,203,600	314,600	623,700	603,000	662,300
	$10,073,910	$387,089	$1,152,448	$1,183,318	$7,351,055

(1)	Excludes the $61.9 million reduction to long-term borrowings from debt issuance costs and the increase of $13.6 million from the premium on the 5.125% Senior Notes due 2024.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and considering any current hedging relationships. Payments related to variable debt are based on applicable rates at March 30, 2018 plus the specified margin in the associated debt agreements for each period presented.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of March 30, 2018 (see Note 5 and Note 6 to the condensed consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at March 30, 2018. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of March 30, 2018	2018 - 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate	$42	$26	$19	$13	$13	$3,579	$3,692	$3,696
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.8%	4.8%
Variable rate	$408	$80	$85	$404	$109	$3,092	$4,178	$4,205
Average interest rate	3.0%	3.0%	2.9%	2.4%	3.5%	3.9%	3.6%
Interest Rate Swaps:
Receive variable/pay fixed	$875	$425	$—	$—	$1,550	$—	$2,850	$34
Average pay rate	1.9%	2.2%	—%	—%	2.1%
Average receive rate	1.9%	1.9%	—%	—%	1.9%
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, we completed our acquisitions of Avendra and AmeriPride on December 11, 2017 and January 19, 2018, respectively. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Avendra and AmeriPride. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Avendra and AmeriPride from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of March 30, 2018. As set forth in more detail in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, total assets of Avendra and AmeriPride included in the Company’s preliminary purchase price allocation of these acquisitions were $1,500.7 million and $1,187.9 million, respectively. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Other than these acquisitions, no change in the Company's internal control over financial reporting occurred during the Company's second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 5.    Other Information
On May 2, 2018, the Board of Directors of the Company amended and restated the Company's Amended and restated By-laws (the "By-laws"), effective immediately, to implement a majority voting standard to require in an uncontested election that a director nominee receive a majority of the votes cast for such nominee's election in order to be elected. Under the By-laws, directors nominees will be required to agree to submit a resignation to the Board, effective if the number of shares voted "against" a director exceeds the number of shares voted "for" such director in any election and, in such an event, the Board shall decide, through a process managed by the Nominating and Corporate Governance Committee, whether to accept the resignation. A contested election will generally include any situation in which the Company receives a notice that a stockholder has nominated a person for election to the Board at a meeting of stockholders. A plurality voting standard will continue to apply in contested director elections.
The description of the amendment to the By-laws is a summary only and is qualified in its entirety by reference to the test of the amended and restated By-laws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and is incorporated herein by reference.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2018.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Aramark.
4.1
Indenture, dated as of January 18, 2018, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Aramark's Current Report on Form 8-K filed with the SEC on January 24, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.1
Incremental Amendment No. 3, dated as of February 28, 2018, among Aramark Services, Inc., ARAMARK Canada Ltd., and Aramark Intermediate HoldCo Corporation (“Holdings”), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 30, 2018 and September 29, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 30, 2018 and March 31, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 30, 2018 and March 31, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2018 and March 31, 2017; and (v) Notes to condensed consolidated financial statements.

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