Form 10-Q
period 2018-06-29
Aramark
filed 2018-08-07
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended June 29, 2018 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, the number of shares of the registrant's common stock outstanding is 246,476,311.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 29, 2018	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$165,968	$238,797
Receivables (less allowances: 2018 - $50,503; 2017 - $53,416)	1,851,928	1,615,993
Inventories	705,364	610,732
Prepayments and other current assets	186,806	187,617
Total current assets	2,910,066	2,653,139
Property and Equipment, net	1,321,366	1,042,031
Goodwill	5,606,234	4,715,511
Other Intangible Assets	2,170,608	1,120,824
Other Assets	1,657,266	1,474,724
	$13,665,540	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$81,970	$78,157
Accounts payable	846,740	955,925
Accrued expenses and other current liabilities	1,213,904	1,334,013
Total current liabilities	2,142,614	2,368,095
Long-Term Borrowings	7,788,335	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	878,771	978,944
Redeemable Noncontrolling Interest	10,045	9,798
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2018—279,024,864 shares and 2017—277,111,042 shares; and outstanding: 2018—246,460,602 shares and 2017—245,593,961 shares)	2,790	2,771
Capital surplus	3,104,910	3,014,546
Retained earnings	560,864	247,050
Accumulated other comprehensive loss	(98,066)	(123,760)
Treasury stock (shares held in treasury: 2018—32,564,262 shares and 2017—31,517,081 shares)	(724,723)	(681,546)
Total stockholders' equity	2,845,775	2,459,061
	$13,665,540	$11,006,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 29, 2018	June 30, 2017
Sales	$3,971,606	$3,593,277
Costs and Expenses:
Cost of services provided	3,524,804	3,232,366
Depreciation and amortization	156,934	126,440
Selling and general corporate expenses	101,715	79,792
	3,783,453	3,438,598
Operating income	188,153	154,679
Interest and Other Financing Costs, net	91,265	61,483
Income Before Income Taxes	96,888	93,196
Provision for Income Taxes	24,172	27,832
Net income	72,716	65,364
Less: Net income attributable to noncontrolling interest	139	69
Net income attributable to Aramark stockholders	$72,577	$65,295

Earnings per share attributable to Aramark stockholders:
Basic	$0.29	$0.27
Diluted	$0.29	$0.26
Weighted Average Shares Outstanding:
Basic	246,028	244,266
Diluted	251,857	251,156

	Nine Months Ended
	June 29, 2018	June 30, 2017
Sales	$11,876,035	$10,950,288
Costs and Expenses:
Cost of services provided	10,606,377	9,757,892
Depreciation and amortization	443,646	378,258
Selling and general corporate expenses	282,327	223,984
	11,332,350	10,360,134
Operating income	543,685	590,154
Interest and Other Financing Costs, net	261,717	224,791
Income Before Income Taxes	281,968	365,363
(Benefit) Provision for Income Taxes	(110,904)	104,334
Net income	392,872	261,029
Less: Net income attributable to noncontrolling interest	442	244
Net income attributable to Aramark stockholders	$392,430	$260,785

Earnings per share attributable to Aramark stockholders:
Basic	$1.60	$1.07
Diluted	$1.56	$1.04
Weighted Average Shares Outstanding:
Basic	245,588	244,399
Diluted	252,231	251,548
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	June 29, 2018	June 30, 2017
Net income	$72,716	$65,364
Other comprehensive income (loss), net of tax
Pension plan adjustments	—	—
Foreign currency translation adjustments	(44,955)	16,994
Fair value of cash flow hedges	9,193	580
Share of equity investee's comprehensive income (loss)	391	—
Other comprehensive income (loss), net of tax	(35,371)	17,574
Comprehensive income	37,345	82,938
Less: Net income attributable to noncontrolling interest	139	69
Comprehensive income attributable to Aramark stockholders	$37,206	$82,869

	Nine Months Ended
	June 29, 2018	June 30, 2017
Net income	$392,872	$261,029
Other comprehensive income (loss), net of tax
Pension plan adjustments	13,379	—
Foreign currency translation adjustments	(26,146)	(4,258)
Fair value of cash flow hedges	38,606	28,968
Share of equity investee's comprehensive income (loss)	(145)	—
Other comprehensive income, net of tax	25,694	24,710
Comprehensive income	418,566	285,739
Less: Net income attributable to noncontrolling interest	442	244
Comprehensive income attributable to Aramark stockholders	$418,124	$285,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$392,872	$261,029
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	443,646	378,258
Deferred income taxes	(155,050)	(21,094)
Share-based compensation expense	68,318	50,318
Changes in operating assets and liabilities:
Accounts Receivable	(101,538)	(46,305)
Inventories	(21,042)	19,307
Prepayments and Other Current Assets	16,092	92,224
Accounts Payable	(149,627)	(125,842)
Accrued Expenses	(341,067)	(191,256)
Other operating activities	(11,182)	32,550
Net cash provided by operating activities	141,422	449,189
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(432,779)	(340,294)
Disposals of property and equipment	7,686	14,917
Acquisition of certain businesses, net of cash acquired	(2,239,601)	(130,094)
Other investing activities	(7,485)	1,701
Net cash used in investing activities	(2,672,179)	(453,770)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,146,069	3,707,408
Payments of long-term borrowings	(701,062)	(3,561,500)
Net change in funding under the Receivables Facility	145,800	82,000
Payments of dividends	(77,317)	(75,543)
Proceeds from issuance of common stock	15,961	23,048
Repurchase of stock	(24,410)	(100,000)
Other financing activities	(47,113)	(68,738)
Net cash provided by financing activities	2,457,928	6,675
Increase (decrease) in cash and cash equivalents	(72,829)	2,094
Cash and cash equivalents, beginning of period	238,797	152,580
Cash and cash equivalents, end of period	$165,968	$154,674

	Nine Months Ended
(dollars in millions)	June 29, 2018	June 30, 2017
Interest paid	$227.7	$147.3
Income taxes paid	$94.0	$81.3

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 22, 2017. The Condensed Consolidated Balance Sheet as of September 29, 2017 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards
In August 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company early adopted the guidance in the third quarter of fiscal 2018, using the modified retrospective method as if the Company had adopted the standard as of the beginning of fiscal 2018. The guidance did not have a material impact on the condensed consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are to be measured at fair value with the changes in fair value recognized in net income. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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
In connection with the new revenue recognition guidance, the Company has completed its comprehensive contract review project, including contracts relating to its recent acquisitions, and its evaluation of the standard's impact on the timing and presentation of various financial aspects of its contractual arrangements. The Company is in the process of finalizing the documentation of the conclusions reached. Based on this assessment, the Company does not believe this standard will have a material impact on the timing of revenue recognition or net income. The largest impacts to the Company's consolidated financial statements will result from an increase in revenue within the Uniform segment for the reclassification of certain fees currently recognized as a reduction to “Cost of services provided” and employee commissions being capitalized and amortized over the expected customer relationship period. The Company has identified and is in the process of implementing appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard. The Company plans to adopt the standard using the modified retrospective transition method, resulting in the recognition of a cumulative translation adjustment in retained earnings as of September 29, 2018.

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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	June 29, 2018			June 30, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$72,716			$65,364
Foreign currency translation adjustments	(45,185)	230	(44,955)	14,529	2,465	16,994
Fair value of cash flow hedges	12,966	(3,773)	9,193	951	(371)	580
Share of equity investee's comprehensive income (loss)	391	—	391	—	—	—
Other comprehensive income (loss)	(31,828)	(3,543)	(35,371)	15,480	2,094	17,574
Comprehensive income			37,345			82,938
Less: Net income attributable to noncontrolling interest			139			69
Comprehensive income attributable to Aramark stockholders			$37,206			$82,869

	Nine Months Ended
	June 29, 2018			June 30, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$392,872			$261,029
Pension plan adjustments(1)	32,730	(19,351)	13,379	—	—	—
Foreign currency translation adjustments	(25,447)	(699)	(26,146)	(11,429)	7,171	(4,258)
Fair value of cash flow hedges	54,451	(15,845)	38,606	47,489	(18,521)	28,968
Share of equity investee's comprehensive income (loss)	(145)	—	(145)	—	—	—
Other comprehensive income (loss)	61,589	(35,895)	25,694	36,060	(11,350)	24,710
Comprehensive income			418,566			285,739
Less: Net income attributable to noncontrolling interest			442			244
Comprehensive income attributable to Aramark stockholders			$418,124			$285,495
(1) The Company amended certain Canadian pension plans to freeze benefit accruals. The plan will be closed to new participants and current participants will no longer earn additional benefits.
Accumulated other comprehensive loss consists of the following (in thousands):

	June 29, 2018	September 29, 2017
Pension plan adjustments	$(31,896)	$(45,275)
Foreign currency translation adjustments	(88,704)	(62,558)
Cash flow hedges	31,812	(6,794)
Share of equity investee's accumulated other comprehensive loss	(9,278)	(9,133)
	$(98,066)	$(123,760)
Other Assets
Other assets consist primarily of client contract investments, investments in 50% or less owned entities, computer software costs and long-term receivables. Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Client contract investments, net of accumulated amortization, were $1,017.2 million and $981.3 million as of June 29, 2018 and September 29, 2017, respectively.
NOTE 2. ACQUISITIONS:
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the Company and its results will be included in the Company's Uniform segment. The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement (see Note 5). During the nine month period ended June 29, 2018, the Company incurred acquisition-related costs of $12.7 million, included in "Selling and general corporate expenses," and $5.2 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Condensed Consolidated Statements of Income.
Consideration
The Company has accounted for the AmeriPride acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation for property and equipment and intangible assets. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$237,538
Noncurrent assets	960,035
Total assets	$1,197,573

Current liabilities	$135,427
Noncurrent liabilities	66,718
Total liabilities	$202,145
Intangible Assets
The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$297.0	15
Trade names	24.0	3	to indefinite
Total intangible assets	$321.0

The estimated fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The estimated fair value of the two trade names acquired were determined using the “relief-

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded approximately $363.2 million of goodwill in connection with its preliminary purchase price allocation relating to the AmeriPride acquisition, all of which was recognized in the Uniform reporting segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand and complement its existing uniform business and to enhance its customer service experience, in addition to the anticipated synergies the Company expects to generate from the acquisition. Goodwill related to the AmeriPride acquisition may be revised upon final determination of the purchase price allocation.
Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, the Company completed the acquisition of Avendra, a hospitality procurement services provider in North America, which included the merger of Capital Merger Sub, LLC, a wholly owned subsidiary of the Company, with Avendra, pursuant to the Agreement and Plan of Merger ("Avendra Merger Agreement") dated as of October 13, 2017, by and among Aramark Services, Inc. (“ASI”), a wholly owned subsidiary of the Company, Avendra, Capital Merger Sub, LLC, and Marriott International, Inc., in its capacity as Holder Representative. Avendra continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company whose financial results are included within the FSS United States reporting segment from December 11, 2017. The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. In order to finance the Avendra acquisition, the Company entered into a long-term financing agreement (see Note 5). During the nine month period ended June 29, 2018, the Company incurred acquisition-related costs of $11.5 million, included in "Selling and general corporate expenses," and $6.7 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Condensed Consolidated Statements of Income.
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
Combined Sales and Earnings for AmeriPride and Avendra
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended June 29, 2018 were combined sales from AmeriPride and Avendra of approximately $184.7 million and $338.0 million, respectively, related to these entities. Combined net income for the results of AmeriPride and Avendra was $12.6 million for the three months ended June 29, 2018, which excludes the impact of the increased interest expense incurred from the financing of the acquisitions.
Unaudited Pro Forma Results of Operations for AmeriPride and Avendra
The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended June 29, 2018 for the Company, assuming the closing of both acquisitions occurred on October 1, 2016:

	Three Months Ended		Nine Months Ended
Unaudited (in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Total sales	$3,971,606	$3,789,191	$12,100,865	$11,526,351
Net income	79,817	55,107	435,707	226,264
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
Other Acquisitions
During the nine month period of fiscal 2018, the Company paid cash consideration of approximately $35.8 million for various acquisitions, excluding the purchases of AmeriPride and Avendra. The sales, net income, assets and liabilities of these acquisitions did not have a material impact on the Company's condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SEVERANCE:
During the second quarter of fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $39.5 million for the nine months ended June 29, 2018. As of June 29, 2018 and September 29, 2017, the Company had an accrual of approximately $27.9 million and $17.8 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through the first six months of fiscal 2019.
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
Changes in total goodwill during the nine months ended June 29, 2018 follow (in thousands):

Segment	September 29, 2017	Acquisitions	Translation	June 29, 2018
FSS United States	$3,493,756	$532,201	$—	$4,025,957
FSS International	637,816	2,656	(14,433)	626,039
Uniform	583,939	370,856	(557)	954,238
	$4,715,511	$905,713	$(14,990)	$5,606,234
During the first quarter of fiscal 2018, $173.3 million of goodwill related to certain Canadian businesses was reclassified out of the FSS United States segment and into the FSS International segment (see Note 12), which is reflected in the opening balance as of September 29, 2017. Goodwill related to the acquisitions made during the nine months ended June 29, 2018 may be revised upon final determination of the purchase price allocation (see Note 2).
Other intangible assets consist of the following (in thousands):

	June 29, 2018			September 29, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,253,545	$(1,133,361)	$1,120,184	$1,376,812	$(1,063,350)	$313,462
Trade names	1,051,309	(885)	1,050,424	807,362	—	807,362
	$3,304,854	$(1,134,246)	$2,170,608	$2,184,174	$(1,063,350)	$1,120,824
During the nine months ended June 29, 2018, the Company acquired customer relationship assets and trade names with preliminary values of approximately $887.0 million and $246.0 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 15 years. The Aramark and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. Other intangible asset values related to the acquisitions made during the nine months ended June 29, 2018 may be revised upon final determination of the purchase price allocation (see Note 2).
Amortization of acquired intangible assets for the nine months ended June 29, 2018 and June 30, 2017 was approximately $82.3 million and $66.3 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 29, 2018	September 29, 2017
Senior secured revolving credit facility, due March 2022	$47,208	$—
Senior secured term loan facility, due March 2022	454,273	1,125,858
Senior secured term loan facility, due February 2023	146,208	—
Senior secured term loan facility, due March 2024	1,403,203	1,403,429
Senior secured term loan facility, due March 2025	1,772,373	—
5.125% senior notes, due January 2024	903,048	903,654
5.000% senior notes, due April 2025	590,593	589,733
3.125% senior notes, due April 2025	375,646	379,429
4.750% senior notes, due June 2026	493,925	493,464
5.000% senior notes, due February 2028	1,136,192	—
Receivables Facility, due May 2021	400,000	254,200
Capital leases	137,068	114,400
Other	10,568	4,321
	7,870,305	5,268,488
Less—current portion	(81,970)	(78,157)
	$7,788,335	$5,190,331
As of June 29, 2018, there was approximately $997.6 million of outstanding foreign currency borrowings.
Fiscal 2018 Refinancing Transactions
Receivables Facility
During the third quarter of fiscal 2018, the Company extended the terms of the Receivables Facility from May 2019 to May 2021. The purchase limit increased from $350.0 million to $400.0 million and the additional seasonal capacity of the Receivables Facility increased from $50.0 million to $100.0 million from October through March. All other terms and conditions remain largely unchanged.
Term Loan B due 2024 and Yen Term Loan due 2022
On May 24, 2018, ASI, an indirect wholly owned subsidiary of the Company, entered into Amendment No. 5 ("Amendment No. 5") to the Credit Agreement dated March 28, 2017 (as supplemented or otherwise modified from time to time, the “Credit Agreement”) and last amended by Incremental Amendment No. 4 on May 11, 2018, Incremental Amendment No. 3 on February 28, 2018, Incremental Amendment No. 2 on December 11, 2017 and Incremental Amendment No. 1 on September 20, 2017, which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007 and last amended and restated on February 24, 2014 (the "Previous Credit Agreement"). Amendment No. 5 changed the applicable interest rate on the outstanding borrowings related to the U.S. dollar denominated Term Loan B due 2024 ("U.S. Term Loan B due 2024"). As a result of the amendment, the applicable margin on the U.S. Term Loan due 2024 was changed from 2.00% for borrowings based on the LIBOR rate to 1.75% and from 1.00% for borrowings based on the base rate to 0.75%. There were no other material changes to the terms of the U.S. Term Loan B due 2024.
On May 11, 2018, ASI entered into Incremental Amendment No. 4 ("Incremental Amendment No. 4") to the Credit Agreement. Incremental Amendment No. 4 changed the applicable interest rate on the outstanding borrowings related to the Yen denominated Term Loan due 2022 ("Yen Term Loan due 2022"). As a result of the amendment, the applicable margin on the Yen Term Loan due 2022 was changed from 1.75% to 1.50%. All other terms related to the Yen Term Loan due 2022 remained unchanged.
Canadian Term Loan A-1 due 2023
On February 28, 2018, ASI entered into Incremental Amendment No. 3 (“Incremental Amendment No. 3”) to the Credit Agreement. Incremental Amendment No. 3 provides for an incremental, senior secured credit facility under the Credit Agreement comprised of a Canadian dollar denominated term loan made to Aramark Canada Limited ("ACL"), a company

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

organized under the laws of Canada and an indirect subsidiary of ASI in an amount equal to CAD200 million (approximately $146.6 million as of June 29, 2018) due on February 28, 2023 (the "Canadian Term Loan A-1 due 2023").
The net proceeds from the Canadian Term Loan A-1 due 2023 were used to pay down certain borrowings on the revolving credit facility and to pay fees and expenses related to the consummation of Incremental Amendment No. 3.
The Canadian Term Loan A-1 due 2023 bears interest at a rate equal to, at the Company’s option, either (a) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Bank Act of Canada rate plus 1.00% plus an applicable margin set initially at 1.75% for borrowings based on the Bank Act of Canada rate and 0.75% for borrowings based on the Canadian base rate, in each case, subject to a reduction of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00. Accordingly, the applicable margin spread for the Canadian Term Loan A-1 due 2023 is 1.25% to 1.75% (as of June 29, 2018 - 1.75%) with respect to Bank Act of Canada borrowings, subject to a floor of 0.00%, and 0.25% to 0.75% (as of June 29, 2018 - 0.75%) with respect to Canadian base rate borrowings, subject to a floor of 0.00%.
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
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition, to pay down certain borrowings under the revolving credit facility and to pay fees related to the transaction. During the second quarter of fiscal 2018, the Company capitalized third-party costs of approximately $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Term Loan B due 2025
On December 11, 2017, ASI entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the Credit Agreement. Incremental Amendment No. 2 provides for an incremental senior secured credit facility under the Credit Agreement comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $1,785.0 million, due on March 11, 2025. On June 12, 2018, the Company entered into Amendment No. 6 ("Amendment No. 6") to the Credit Agreement, which changed the applicable interest rate on the outstanding U.S. Term Loan B due 2025 borrowings (see below for further discussion). There were no other material changes to the terms of the U.S. Term Loan B due 2025 as a result of Amendment No. 6.
The net proceeds from the U.S. Term Loan B due 2025 were used to finance the Avendra acquisition and, together with approximately $200.0 million of proceeds from a borrowing made under the Credit Agreement’s revolving credit facility, to repay the $633.8 million of principal outstanding on the U.S. Term Loan A under the Credit Agreement, along with accrued interest and certain fees and related expenses. The Company recorded $5.7 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income for the nine months ended June 29, 2018 for the write-off of debt issuance costs.
The Company capitalized third-party costs of approximately $8.9 million directly attributable to the U.S. Term Loan B due 2025 under the Credit Agreement, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets as of March 30, 2018.
The U.S. Term Loan B due 2025 bears interest at a rate equal to, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 2.00% for borrowings based on the LIBOR rate and 1.00% for borrowings based on the base rate, in each case, subject to a reduction of 0.25% upon compliance by the Company with a consolidated leverage ratio of 3.00 to 1.00. As a result of Amendment No. 6, the applicable margin was changed from 2.00% for borrowings based on the eurocurrency (LIBOR) rate to 1.75%, subject to a LIBOR floor of 0.00%, and from 1.00% for borrowings based on the base rate to 0.75%, subject to a minimum base rate of 0.00%.
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
Future Maturities
At June 29, 2018, annual maturities on long-term borrowings maturing between fiscal years 2018 and 2022 and thereafter (excluding the $60.5 million reduction to long-term borrowings from debt issuance costs and the increase of $13.0 million from the premium on the 5.125% Senior Notes due 2024 (the "2024 Notes")) are as follows (in thousands):

2018	$26,067
2019	63,980
2020	120,216
2021	515,768
2022	468,881
Thereafter	6,722,925
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and retrospectively. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has approximately $2.7 billion notional amount of outstanding interest rate swap agreements as of June 29, 2018, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During the first quarter of fiscal 2018, the Company entered into approximately $1.6 billion notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $450.0 million matured during the nine months of fiscal 2018, respectively.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 29, 2018 and September 29, 2017, approximately $31.8 million and ($6.8) million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	June 29, 2018	June 30, 2017
Interest rate swap agreements	$12,257	$(2,721)

	Nine Months Ended
	June 29, 2018	June 30, 2017
Interest rate swap agreements	$48,825	$33,261
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 29, 2018, the Company has contracts for approximately 10.5 million gallons outstanding through fiscal 2019. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $0.1 million and a gain of approximately $0.3 million for the three and nine months ended June 29, 2018, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $2.6 million and $3.6 million for the three and nine months ended June 30, 2017, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of June 29, 2018, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €40.0 million and £6.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs (see Note 13), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 29, 2018	September 29, 2017
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$1,795	$—
Interest rate swap agreements	Noncurrent Assets	$46,497	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$293	$80
Gasoline and diesel fuel agreements	Prepayments and other current assets	$3,941	$3,626
		$52,526	$3,706
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$—	$1,196
Interest rate swap agreements	Other Noncurrent Liabilities	—	9,313
		$—	$10,509
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	June 29, 2018	June 30, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$709	$3,732
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(2,070)	$2,404
Foreign currency forward exchange contracts	Interest expense	(603)	1,673
		(2,673)	4,077
		$(1,964)	$7,809

		Nine Months Ended
	Income Statement Location	June 29, 2018	June 30, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$5,626	$14,288
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(5,547)	$2,787
Foreign currency forward exchange contracts	Interest Expense	(152)	(3,134)
		$(5,699)	$(347)
		$(73)	$13,941

The Company has a Japanese yen denominated term loan in the amount of ¥10,884.9 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in its Japanese affiliate, AIM

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €159.4 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in its European affiliates.
At June 29, 2018, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $5.6 million.
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
As the result of the one-time transition tax on unremitted foreign earnings of non-U.S. subsidiaries, as well as the shift from a worldwide system of taxation to a participation exemption system, the Company generally will not incur additional U.S. tax liability on the distribution of unremitted foreign earnings. However, other items continue to trigger additional tax expense for which no deferred tax liability has been recorded, including Section 986(c) currency gain/loss, foreign withholding taxes and state taxes. As a result, the Company has performed a preliminary assessment of its indefinite reinvestment position, pending further analysis and expected guidance around newly enacted legislation of U.S. taxation of foreign multinational companies, including the transition tax, GILTI and the potential tax liabilities attributable to repatriation under the Tax Legislation. Accordingly, the provisional estimate of undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $71.6 million as of June 29, 2018. The provisional estimate of foreign withholding tax cost associated with remitting these earnings is approximately $3.9 million. Such amount has not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Tax Legislation also contains limitations on the deductibility of interest expense and certain executive compensation, that are not expected to impact the Company until fiscal years ending after September 28, 2018. The Company continues to evaluate their impact on its consolidated financial statements.

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
The Company filed the fiscal 2017 federal income tax return in the fourth quarter of 2018, which included several accounting method changes that impact the income tax payable and deferred income tax assets and liabilities. Management is analyzing the results and will record the tax impact in the fourth quarter of fiscal 2018.
NOTE 8. STOCKHOLDERS' EQUITY:
During the nine months ended June 29, 2018 and June 30, 2017, the Company paid dividends of approximately $77.3 million and $75.5 million to its stockholders, respectively. On August 1, 2018, the Company's Board declared a $0.105 dividend per share of common stock, payable on August 30, 2018, to shareholders of record on the close of business on August 16, 2018. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million. During the second quarter of fiscal 2017, the Company completed a repurchase of approximately 2.8 million shares of its common stock for $100.0 million.
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

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
TBOs	$4.2	$5.2	$14.0	$15.7
RSUs	6.0	5.0	17.9	16.4
PSUs (1)	24.0	5.0	34.9	16.4
Deferred Stock and Other Units	0.6	0.4	1.5	1.8
	$34.8	$15.6	$68.3	$50.3

Taxes related to share-based compensation	$9.8	$5.7	$19.2	$18.6
(1) During the third quarter of fiscal 2018, the Company increased the expected adjusted earnings per share target attainment percentage for both the fiscal 2016 and fiscal 2017 PSU grants, and recognized an additional $18.9 million of share-based compensation expense.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 29, 2018:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.9	$8.56
RSUs	1.2	$40.46
PSUs	0.7	$38.95
Deferred Stock Units	0.1	$44.62
	3.9

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Earnings:
Net income attributable to Aramark stockholders	$72,577	$65,295	$392,430	$260,785
Shares:
Basic weighted-average shares outstanding	246,028	244,266	245,588	244,399
Effect of dilutive securities	5,829	6,890	6,643	7,149
Diluted weighted-average shares outstanding	251,857	251,156	252,231	251,548

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.29	$0.27	$1.60	$1.07
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.29	$0.26	$1.56	$1.04
Share-based awards to purchase 3.7 million were outstanding for both the three months ended June 29, 2018 and June 30, 2017, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.8 million shares and 1.2 million shares were outstanding for the three month periods of June 29, 2018 and June 30, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 1.6 million and 3.9 million shares were outstanding for the nine months ended June 29, 2018 and June 30, 2017, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.8 million shares and 1.2 million shares were outstanding for the nine month periods of June 29, 2018 and June 30, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $119.5 million at June 29, 2018 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 29, 2018.
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

	Sales
	Three Months Ended
	June 29, 2018	June 30, 2017
FSS United States	$2,501.0	$2,383.7
FSS International	929.9	821.8
Uniform	540.7	387.8
	$3,971.6	$3,593.3

	Operating Income
	Three Months Ended
	June 29, 2018	June 30, 2017
FSS United States	$134.6	$119.9
FSS International	45.9	26.0
Uniform	57.1	45.0
	237.6	190.9
Corporate	(49.4)	(36.2)
Operating Income	188.2	154.7
Interest and Other Financing Costs, net	(91.3)	(61.5)
Income Before Income Taxes	$96.9	$93.2

	Sales
	Nine Months Ended
	June 29, 2018	June 30, 2017
FSS United States	$7,657.0	$7,341.6
FSS International	$2,768.1	2,437.8
Uniform	1,450.9	1,170.9
	$11,876.0	$10,950.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating Income
	Nine Months Ended
	June 29, 2018	June 30, 2017
FSS United States	$451.5	$437.7
FSS International	108.0	108.2
Uniform	132.0	144.2
	691.5	690.1
Corporate	(147.8)	(99.9)
Operating Income	543.7	590.2
Interest and Other Financing Costs, net	(261.7)	(224.8)
Income Before Income Taxes	$282.0	$365.4
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at June 29, 2018 and September 29, 2017 was $7,865.2 million and $5,450.1 million, respectively. The carrying value of the Company's debt at June 29, 2018 and September 29, 2017 was $7,870.3 million and $5,268.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$27,472	$26,034	$112,457	$—	$165,968
Receivables	—	1,307	549,047	1,301,574	—	1,851,928
Inventories	—	15,142	575,835	114,387	—	705,364
Prepayments and other current assets	—	9,330	83,863	93,613	—	186,806
Total current assets	5	53,251	1,234,779	1,622,031	—	2,910,066
Property and Equipment, net	—	27,653	963,811	329,902	—	1,321,366
Goodwill	—	181,756	4,769,053	655,425	—	5,606,234
Investment in and Advances to Subsidiaries	2,845,770	7,507,640	90,049	634,463	(11,077,922)	—
Other Intangible Assets	—	29,684	1,950,400	190,524	—	2,170,608
Other Assets	—	94,609	1,211,119	353,540	(2,002)	1,657,266
	$2,845,775	$7,894,593	$10,219,211	$3,785,885	$(11,079,924)	$13,665,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$32,162	$27,022	$22,786	$—	$81,970
Accounts payable	—	141,797	376,492	328,451	—	846,740
Accrued expenses and other current liabilities	—	197,794	681,087	334,935	88	1,213,904
Total current liabilities	—	371,753	1,084,601	686,172	88	2,142,614
Long-term Borrowings	—	6,773,741	74,602	939,992	—	7,788,335
Deferred Income Taxes and Other Noncurrent Liabilities	—	389,980	407,460	81,331	—	878,771
Intercompany Payable	—	—	5,328,743	519,783	(5,848,526)	—
Redeemable Noncontrolling Interest	—	—	10,045	—	—	10,045
Total Stockholders' Equity	2,845,775	359,119	3,313,760	1,558,607	(5,231,486)	2,845,775
	$2,845,775	$7,894,593	$10,219,211	$3,785,885	$(11,079,924)	$13,665,540

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$261,383	$2,580,276	$1,129,947	$—	$3,971,606
Costs and Expenses:
Cost of services provided	—	235,789	2,263,239	1,025,776	—	3,524,804
Depreciation and amortization	—	4,771	127,321	24,842	—	156,934
Selling and general corporate expenses	—	51,310	43,179	7,226	—	101,715
Interest and other financing costs, net	—	85,080	(1,466)	7,651	—	91,265
Expense allocations	—	(77,642)	73,564	4,078	—	—
	—	299,308	2,505,837	1,069,573	—	3,874,718
Income (Loss) before Income Tax	—	(37,925)	74,439	60,374	—	96,888
Provision (Benefit) for Income Taxes	—	(9,612)	17,470	16,314	—	24,172
Equity in Net Income of Subsidiaries	72,577	—	—	—	(72,577)	—
Net income (loss)	72,577	(28,313)	56,969	44,060	(72,577)	72,716
Less: Net income attributable to noncontrolling interest	—	—	139	—	—	139
Net income (loss) attributable to Aramark stockholders	72,577	(28,313)	56,830	44,060	(72,577)	72,577
Other comprehensive income (loss), net of tax	(35,371)	13,521	—	(100,736)	87,215	(35,371)
Comprehensive income (loss) attributable to Aramark stockholders	$37,206	$(14,792)	$56,830	$(56,676)	$14,638	$37,206

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$772,008	$7,828,692	$3,275,335	$—	$11,876,035
Costs and Expenses:
Cost of services provided	—	681,761	6,891,330	3,033,286	—	10,606,377
Depreciation and amortization	—	14,645	360,485	68,516	—	443,646
Selling and general corporate expenses	—	153,434	111,383	17,510	—	282,327
Interest and other financing costs, net	—	244,475	(2,053)	19,295	—	261,717
Expense allocations	—	(223,650)	210,863	12,787	—	—
	—	870,665	7,572,008	3,151,394	—	11,594,067
Income (Loss) before Income Tax	—	(98,657)	256,684	123,941	—	281,968
Provision (Benefit) for Income Taxes	—	(37,516)	(112,920)	39,532	—	(110,904)
Equity in Net Income of Subsidiaries	392,430	—	—	—	(392,430)	—
Net income (loss)	392,430	(61,141)	369,604	84,409	(392,430)	392,872
Less: Net income attributable to noncontrolling interest	—	—	442	—	—	442
Net income (loss) attributable to Aramark stockholders	392,430	(61,141)	369,162	84,409	(392,430)	392,430
Other comprehensive income (loss), net of tax	25,694	36,344	2,181	(33,859)	(4,666)	25,694
Comprehensive income (loss) attributable to Aramark stockholders	$418,124	$(24,797)	$371,343	$50,550	$(397,096)	$418,124

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(11,280)	$(2,707)	$190,411	$(35,002)	$141,422
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(8,926)	(367,388)	(56,465)	—	(432,779)
Disposals of property and equipment	—	2,142	2,393	3,151	—	7,686
Acquisitions of businesses, net of cash acquired	—	(2,381,800)	236,613	(94,414)	—	(2,239,601)
Other investing activities	—	(4,214)	512	(3,783)	—	(7,485)
Net cash used in investing activities	—	(2,392,798)	(127,870)	(151,511)	—	(2,672,179)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,982,209	—	163,860	—	3,146,069
Payments of long-term borrowings	—	(639,731)	(19,962)	(41,369)	—	(701,062)
Net change in funding under the Receivables Facility	—	—	—	145,800	—	145,800
Payments of dividends	—	(77,317)	—	—	—	(77,317)
Proceeds from issuance of common stock	—	15,961	—	—	—	15,961
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(44,037)	(2,686)	(390)	—	(47,113)
Change in intercompany, net	—	107,363	141,746	(284,111)	35,002	—
Net cash provided by (used in) financing activities	—	2,320,038	119,098	(16,210)	35,002	2,457,928
(Decrease) increase in cash and cash equivalents	—	(84,040)	(11,479)	22,690	—	(72,829)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$27,472	$26,034	$112,457	$—	$165,968

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 29, 2018 and June 30, 2017 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 29, 2017 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2017.
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
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 to the condensed consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions (see Note 5 to the condensed consolidated financial statements). We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the merger and integration, we expect to incur an additional $80 million of charges over the next three years.
In the second quarter of fiscal 2018, the Company launched the next phase of its program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarter facility and certain other costs. Efforts related to this next phase of streamlining are already underway, and have resulted in a fiscal 2018 year-to-date charge of approximately $62 million. The company currently expects to incur additional charges of up to approximately $45 million related to these initiatives.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 29, 2018 and June 30, 2017 (dollars in millions). A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. The prior-year period balances were restated to conform to the current period presentation.

	Three Months Ended		Change
	June 29, 2018	June 30, 2017	$	%
Sales	$3,971.6	$3,593.3	$378.3	11%
Costs and Expenses:
Cost of services provided	3,524.8	3,232.4	292.4	9%
Other operating expenses	258.6	206.2	52.4	25%
	3,783.4	3,438.6	344.8	10%
Operating income	188.2	154.7	33.5	22%
Interest and Other Financing Costs, net	91.3	61.5	29.8	48%
Income Before Income Taxes	96.9	93.2	3.7	4%
Provision for Income Taxes	24.2	27.8	(3.6)	(13)%
Net income	$72.7	$65.4	$7.3	11%

	Three Months Ended		Change
Sales by Segment(1)	June 29, 2018	June 30, 2017	$	%
FSS United States	$2,501.0	$2,383.7	$117.3	5%
FSS International	929.9	821.8	108.1	13%
Uniform	540.7	387.8	152.9	39%
	$3,971.6	$3,593.3	$378.3	11%

	Three Months Ended		Change
Operating Income by Segment	June 29, 2018	June 30, 2017	$	%
FSS United States	$134.6	$119.9	14.7	12%
FSS International	45.9	26.0	19.9	76%
Uniform	57.1	45.0	12.1	27%
Corporate	(49.4)	(36.2)	(13.2)	37%
	$188.2	$154.7	$33.5	22%
(1) As a percentage of total sales, FSS United States represented 63% and 66%, FSS International represented 23% and 23% and Uniform represented 14% and 11% for the three month periods ended June 29, 2018 and June 30, 2017, respectively.

	Nine Months Ended		Change
	June 29, 2018	June 30, 2017	$	%
Sales	$11,876.0	$10,950.3	$925.7	8%
Costs and Expenses:
Cost of services provided	10,606.4	9,757.9	848.5	9%
Other operating expenses	725.9	602.2	123.7	21%
	11,332.3	10,360.1	972.2	9%
Operating income	543.7	590.2	(46.5)	(8)%
Interest and Other Financing Costs, net	261.7	224.8	36.9	16%
Income Before Income Taxes	282.0	365.4	(83.4)	(23)%
(Benefit) Provision for Income Taxes	(110.9)	104.4	(215.3)	(206)%
Net income	$392.9	$261.0	$131.9	51%

	Nine Months Ended		Change
Sales by Segment(1)	June 29, 2018	June 30, 2017	$	%
FSS United States	$7,657.0	$7,341.6	$315.4	4%
FSS International	2,768.1	2,437.8	330.3	14%
Uniform	1,450.9	1,170.9	280.0	24%
	$11,876.0	$10,950.3	$925.7	8%

	Nine Months Ended		Change
Operating Income by Segment	June 29, 2018	June 30, 2017	$	%
FSS United States	$451.5	$437.7	13.8	3%
FSS International	108.0	108.2	(0.2)	—%
Uniform	132.0	144.2	(12.2)	(8)%
Corporate	(147.8)	(99.9)	(47.9)	(48)%
	$543.7	$590.2	$(46.5)	(8)%
(1) As a percentage of total sales, FSS United States represented 65% and 67%, FSS International represented 23% and 22% and Uniform represented 12% and 11% for the nine month periods ended June 29, 2018 and June 30, 2017, respectively.
Consolidated Overview
Sales were $3,971.6 million and $11,876.0 million for the three and nine month periods of fiscal 2018, respectively, and represented an increase of approximately 11% and 8% for the three and nine month periods of fiscal 2018, respectively, compared to the prior year period. Sales for the three and nine month periods of fiscal 2018 were primarily impacted by:

•	growth in all of our segments, excluding acquisitions;

•	growth due to the Avendra and AmeriPride acquisitions (approximately 5% and 3%); and

•	the positive impact of foreign currency translation (approximately $52 million or approximately 1% and approximately $195 million or approximately 2%).
The following table presents the cost of services provided by segment and as a percent of sales for the three and nine month periods ended June 29, 2018 and June 30, 2017.

	Three Months Ended				Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Cost of services provided	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
FSS United States	$2,239.2	90%	$2,148.8	90%	$6,836.1	89%	$6,560.6	89%
FSS International	862.5	93%	775.4	94%	2,596.8	94%	2,273.9	94%
Uniform	423.1	78%	308.2	79%	1,173.5	81%	923.4	79%
	$3,524.8	89%	$3,232.4	90%	$10,606.4	89%	$9,757.9	89%

The following table presents the percentages attributable to the components in cost of services provided for the three and nine month periods ended June 29, 2018 and June 30, 2017.

	Three Months Ended		Nine Months Ended
Cost of services provided components	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Food and support service costs	25%	25%	26%	26%
Personnel costs	49%	48%	47%	47%
Other direct costs	26%	27%	27%	27%
	100%	100%	100%	100%
Operating income of $188.2 million and $543.7 million for the three and nine month periods ended June 29, 2018 represented an increase of approximately 22% and a decrease of approximately 8% compared to the prior year periods, respectively. The increase in operating income for the three month period ended June 29, 2018 was impacted by:

•	an increase in profit related to the acquisitions of Avendra and AmeriPride;

•	profit growth in the FSS International segment;

•	lower severance costs related to streamlining initiatives ($18.3 million);

•	lower compensation and benefit costs; and

•	the positive impact of foreign currency translation ($3 million or approximately 2%); which more than offset

•	acquisition and merger and integration costs related to the Avendra and AmeriPride acquisitions ($9.7 million);

•	an increase in depreciation and amortization expense primarily related to the acquisitions and client contract investments ($30.5 million); and

•	an increase in share-based compensation expense primarily related to the increase in the expected performance stock unit ("PSU") attainment percentage ($19.2 million).
The decrease in operating income for the nine month period ended June 29, 2018 was impacted by:

•	acquisition and merger and integration costs related to the Avendra and AmeriPride acquisitions ($64.8 million);

•	an increase in severance costs related to streamlining initiatives ($21.3 million);

•	an increase in depreciation and amortization expense primarily related to the acquisitions and client contract investments ($65.4 million);

•	an increase in share-based compensation expense primarily related to the increase in the expected PSU attainment percentage ($18.0 million); and

•	an increase in consulting costs related to streamlining initiatives ($16.5 million); which more than offset

•	an increase in income related to our casualty insurance program from prior years' loss experience that were favorable ($11.8 million);

•	lower compensation and benefits costs; and

•	the positive impact of foreign currency translation ($7 million or approximately 1%).
Interest and Other Financing Costs, net, for the three and nine month periods of fiscal 2018 increased 48% and 16% compared to the prior year periods, respectively. The increase for the three and nine month periods was primarily due to new borrowings in the current year to finance the Avendra and AmeriPride acquisitions. This increase was partially offset by a reduction in charges related to refinancing activity for which $30.0 million was incurred during the nine month period of fiscal 2017 for the write-off of deferred financing costs, original issue discount and call premium compared to $17.7 million incurred during the nine month period of fiscal 2018 for the write-off of debt issuance costs and financing commitment fees related to the Avendra and AmeriPride acquisitions.
The effective income tax rate for the three and nine month periods of fiscal 2018 was 24.9% and (39.3)%, respectively, compared to 29.9% and 28.6% in the prior periods, respectively. The decrease in the effective tax rate in both the three and nine month periods of fiscal 2018 is driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." An approximately $183.8 million tax benefit was recorded to the (benefit) provision for income taxes for the nine months ended June 29, 2018 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform (see Note 7 to the condensed consolidated financial statements), the impact of certain permanently reinvested foreign earnings and certain other tax adjustments. The decrease is partially offset by a $7.4 million Canadian withholding tax incurred on the post-acquisition integration of AmeriPride, which was recognized during the second quarter of fiscal 2018.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Sales for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017*	June 29, 2018	June 30, 2017*
Business & Industry	$394.0	$400.7	$1,168.5	$1,160.3
Education	703.0	679.0	2,609.9	2,528.3
Healthcare	328.1	310.5	977.2	949.0
Sports, Leisure & Corrections	662.6	644.4	1,714.0	1,643.6
Facilities & Other	413.3	349.1	1,187.4	1,060.4
	$2,501.0	$2,383.7	$7,657.0	$7,341.6
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
FSS United States segment sales for both the three and nine month periods of fiscal 2018 increased approximately 5% and 4% compared to the prior year periods, respectively, primarily due to:

•	an increase in Education sector sales resulting from net new business and base business growth (approximately 4% and approximately 3%);

•	an increase in Healthcare sector sales resulting from base business growth (approximately 6% and 3%);

•	an increase in Sports, Leisure & Corrections sector sales resulting from net new business and base business growth (approximately 3% and 4%);

•	an increase in Facilities & Other sector sales resulting from net new business, acquisitions and base business growth (approximately 18% and 12%); and

•
lower Business & Industry sector sales for the three month period of fiscal 2018 resulting from net lost business (approximately 2%) and an increase for the nine month period of fiscal 2018 resulting from base business growth (approximately 1%).

Operating income increased approximately 12% and 3% for the three and nine month periods of fiscal 2018 compared to the prior year periods, respectively. The increase in operating income for the three and nine month periods of fiscal 2018 was primarily attributable to:

•	an increase in profit related to the acquisition of Avendra; partially offset by

•	an increase in amortization expense mainly from our client contract investments and the acquisition of Avendra ($10.3 million and $27.7 million);

•	merger and integration related costs from the Avendra acquisition ($2.0 million and $11.7 million); and

•	a profit decline in the Education sector primarily driven by net new business conversion.
During the three month period of fiscal 2018, operating income also increased due to a $5.4 million decline in severance related to streamlining initiatives. During the nine month period of fiscal 2018, operating income also increased due to $10.8 million of income related to our casualty insurance program from prior years' loss experience that were favorable, which was partially offset by an $8.0 million increase in severance related to streamlining initiatives.
FSS International Segment
Sales in the FSS International segment for the three and nine month periods of fiscal 2018 increased approximately 13% and 14% compared to the prior year periods, respectively. Sales for the three and nine month period of fiscal 2018 were impacted by:

•	sales growth across all regions, including growth due to acquisitions (approximately 4% and 2%); and

•	the positive impact of foreign currency translation (approximately $48 million or 6% and approximately $185 million or 8%).
Operating income increased approximately 76% for the three month period of fiscal 2018 and was down slightly for the nine month period of fiscal 2018 compared to the prior year periods. The increase in operating income for the three month period of fiscal 2018 was primarily attributable to:

•	profit growth in Canada, Spain and South America;

•	lower severance costs related to streamlining initiatives ($10.6 million);

•	lower compensation and benefits costs; and

•	the positive impact of foreign currency translation (approximately $2 million or 8%); which more than offset

•	profit decline in Northern Europe.
The slight decline in operating income for the nine month period of fiscal 2018 was primarily attributable to:

•	profit decline in Northern Europe;

•	an increase in severance costs related to streamlining initiatives ($12.8 million) and

•	charges related to a joint venture partner liquidation and related acquisition ($7.5 million); partially offset by

•	profit growth in Canada;

•	lower compensation and benefits costs; and

•	the positive impact of foreign currency translation (approximately $6 million or 5%);
Uniform Segment
Uniform segment sales increased 39% and 24% for the three and nine month periods of fiscal 2018 compared to the prior year periods, respectively, primarily due to the acquisition of AmeriPride.
Operating income increased 27% and decreased 8% for the three and nine month periods of fiscal 2018 compared to the prior year periods, respectively. The increase for the three month period of fiscal 2018 was primarily due to:

•	productivity expansion in our rental market;

•	an increase in profit related to the acquisition of AmeriPride; and

•	lower compensation and benefits costs; which more than offset

•	an increase in merger and integration related costs from the AmeriPride acquisition ($6.9 million); and

•	an increase in depreciation and amortization expense mainly from the AmeriPride acquisition ($17.6 million).
The decrease for the nine month period of fiscal 2018 was primarily due to:

•	an increase in merger and integration related costs from the AmeriPride acquisition ($27.1 million); and

•	an increase in depreciation and amortization expense mainly from the AmeriPride acquisition ($32.9 million); which more than offset

•	lower compensation and benefits costs;

•	an increase in income related to our casualty insurance program from prior years' loss experience that were favorable ($2.0 million for the six month period);

•	productivity expansion in our rental market.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased approximately 37% and 48% for the three and nine month periods of fiscal 2018 compared to the prior year periods, respectively. The increase for the three and nine month periods of fiscal 2018 was primarily attributable to:

•	an increase in share-based compensation primarily related to the increase in the expected PSU attainment percentage ($19.2 million and $18.0 million); and

•	an increase in consulting costs for streamlining initiatives ($4.5 million and $16.5 million); which more than offset

•	lower compensation and benefits costs; and

•	a decrease in the loss related to the change in the fair value of certain gasoline and diesel agreements ($3.1 million and $4.5 million).
During the nine month period of fiscal 2018, corporate expenses increased due to $27.3 million of acquisition related costs, mainly banker fees, from the Avendra and AmeriPride acquisitions.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of June 29, 2018, we had $166.0 million of cash and cash equivalents and approximately $932.4 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of June 29, 2018, there was approximately $997.6 million of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$141.4	$449.2
Net cash used in investing activities	(2,672.2)	(453.8)
Net cash provided by financing activities	2,457.9	6.7
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
During the nine month period of fiscal 2018, the increase in net income and non-cash charges resulted from higher operating income discussed above. The decrease in cash flows provided by operating activities was primarily attributable to the change in operating assets and liabilities ($345.3 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were a greater use of cash primarily due to the timing of payments for client advances and the timing of one-time payments for certain liabilities assumed related to the Avendra and AmeriPride acquisitions;

•	Prepayments were less of a source of cash due to the timing of prepayments made related to interest, insurance premiums and taxes;

•	Accounts receivable were a greater use of cash due to the timing of collections and sales growth;

•	Inventories were a greater use of cash due to new business in our Uniform segment; and

•	Accounts payable were a greater use of cash due to the timing of disbursements.
During the nine month period of fiscal 2018, we received gross proceeds of approximately $18.9 million related to our casualty insurance program from our loss experience being favorable related to a prior year. We received approximately $9.7 million of comparable insurance proceeds during the prior year period. During the nine month period of fiscal 2018, we incurred approximately $58.2 million of acquisition related costs. The "Other operating activities" caption mainly reflects the adjustments to net income in the prior year period related to certain financing related charges in connection with our refinancing activity.
Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities between periods relates primarily to a higher level of spending for acquisitions, mainly AmeriPride and Avendra (see Note 2 to the condensed consolidated financial statements) and higher spending on client contract investments and capital expenditures.
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2018, cash provided by financing activities was impacted by the following (see Note 5 to the condensed consolidated financial statements):

•	issuance of a new $1.785 billion U.S. Term Loan B due 2025;

•	issuance of $1.150 billion aggregate principal amount of 5.000% senior unsecured notes due 2028;

•	repayment of the U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") due 2022 ($633.8 million of principal); and

•	payment of fees primarily related to the U.S. Term Loan B due 2025 and the 5.000% senior unsecured notes due 2028 (approximately $24.7 million).
During the nine month period of fiscal 2017, cash provided by financing activities was impacted by the following:

•	issuance of $600.0 million of 5.000% senior unsecured notes due 2025;

•	issuance of €325.0 million of 3.125% senior unsecured notes due 2025;

•	issuance of $2,400.0 million in the aggregate of new U.S. term loans, a CAD133.4 million term loan denominated in Canadian dollars and a ¥11,107.0 million term loan denominated in yen;

•	repayment of all existing term loan facilities under the Company's then existing senior secured credit facilities;

•	repayment of $228.8 million of the 5.750% senior unsecured notes due 2020; and

•	payment of fees and expenses related to the refinancings (approximately $43.0 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock through February 1, 2019. We repurchased approximately 2.8 million shares of our common stock for $100.0 million in fiscal 2017. During the nine month period of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. We do not currently expect to repurchase any additional shares during fiscal 2018.
The "Other financing activities" also reflects a use of cash during the nine month periods of fiscal 2018 and fiscal 2017, primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 29, 2018, we were in compliance with these covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017	June 29, 2018
Net income attributable to ASI stockholder	$72.6	$27.6	$292.3	$113.1	$505.6
Interest and other financing costs, net	91.2	94.2	76.3	62.6	324.3
(Benefit) Provision for income taxes	24.1	14.7	(149.7)	42.1	(68.8)
Depreciation and amortization	156.9	152.9	133.8	130.0	573.6
Share-based compensation expense(1)	34.8	17.1	16.4	14.9	83.2
Pro forma EBITDA for equity method investees(2)	2.9	4.0	5.0	4.3	16.2
Pro forma EBITDA for certain transactions(3)	6.8	21.4	38.2	39.0	105.4
Other(4)	14.9	83.4	20.0	15.6	133.9
Covenant Adjusted EBITDA	$404.2	$415.3	$432.3	$421.6	$1,673.4

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

(4)
Other for the twelve months ended June 29, 2018 includes organizational streamlining initiatives ($40.6 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.1 million gain), expenses related to merger and integration related charges ($66.9 million), estimated impact of natural disasters, net of insurance proceeds ($13.3 million, of which $6.1 million related to asset write-downs), property and other asset write-downs related to a joint venture partner liquidation and related acquisition ($7.5 million), duplicate rent charges to build out and ready our new headquarters while occupying our then-existing headquarters ($4.9 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended June 29, 2018 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.52
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.66

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
During the nine month period of fiscal 2018, the Company had material changes to its debt structure (see Note 5 to the condensed consolidated financial statements). As a result of the material changes in the debt structure, the following table summarizes our estimated future obligations for debt repayments and estimated interest payments as of June 29, 2018 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of June 29, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$7,780,769	$52,799	$565,720	$600,025	$6,562,225
Capital lease obligations	137,068	29,171	46,990	24,773	36,134
Estimated interest payments(2)	2,177,200	312,800	625,700	640,800	597,900
	$10,095,037	$394,770	$1,238,410	$1,265,598	$7,196,259

(1)	Excludes the $60.5 million reduction to long-term borrowings from debt issuance costs and the increase of $13.0 million from the premium on the 5.125% Senior Notes due 2024.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and considering any current hedging relationships. Payments related to variable debt are based on applicable rates at June 29, 2018 plus the specified margin in the associated debt agreements for each period presented.

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of June 29, 2018 (see Note 5 and Note 6 to the condensed consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at June 29, 2018. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of June 29, 2018	2018 - 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate	$37	$25	$19	$13	$11	$3,562	$3,667	$3,603
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.8%	—%
Variable rate	$53	$96	$497	$456	$125	$3,024	$4,251	$4,262
Average interest rate	4.7%	3.4%	3.1%	2.9%	3.7%	4.1%	—%
Interest Rate Swaps:
Receive variable/pay fixed	$725	$425	$—	$—	$1,550	$—	$2,700	$48
Average pay rate	1.9%	2.2%	—%	—%	2.1%
Average receive rate	2.1%	2.1%	—%	—%	2.1%
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, we completed our acquisitions of Avendra and AmeriPride on December 11, 2017 and January 19, 2018, respectively. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Avendra and AmeriPride. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Avendra and AmeriPride from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of June 29, 2018. As set forth in more detail in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, total assets of Avendra and AmeriPride included in the Company’s preliminary purchase price allocation of these acquisitions were $1,500.7 million and $1,197.6 million, respectively. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Other than these acquisitions, no change in the Company's internal control over financial reporting occurred during the Company's third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2018.

Aramark

By:	/s/ BRIAN PRESSLER
Name:	Brian Pressler
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1
Incremental Amendment No. 4, dated as of May 11, 2018, among Aramark Services, Inc. (the “Company”), Sumitomo Mitsui Banking Corp. (the “Yen Term C Lender”) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate Holdco Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder.

10.2
Incremental Amendment No. 5, dated as of May 24, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-2 Lender (as defined therein), the Additional U.S. Term B-2 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated herein by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 31, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.3
Incremental Amendment No. 6, dated as of June 12, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-3 Lender (as defined therein), the Additional U.S. Term B-3 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated herein by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on June 18, 2018 pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 29, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 29, 2018 and September 29, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 29, 2018 and June 30, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 29, 2018 and June 30, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2018 and June 30, 2017; and (v) Notes to condensed consolidated financial statements.

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