Form 10-K
period 2018-09-28
Aramark
filed 2018-11-21
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 28, 2018 Commission File Number: 001-36223

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files).
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

As of March 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $9,603.0 million.
As of October 26, 2018, the number of shares of the registrant's common stock outstanding is 246,731,970.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2019 Annual Meeting of Stockholders, to be held on January 30, 2019, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended September 28, 2018.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, the benefits and costs of our acquisitions of each of Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") and related financings, as well as statements regarding these companies’ services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto, the risk of unanticipated restructuring costs or assumption of undisclosed liabilities; the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the proposed transactions will be accretive and within the expected timeframes; the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose; the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of the transactions on each of Avendra’s and AmeriPride’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; our ability to attract new or maintain existing customer and supplier relationships at reasonable cost; our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting Aramark’s investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. We hold the #2 position in North America in food and facilities services and the #2 position in North America in uniform services based on total sales in fiscal 2018. Internationally, we hold a top 3 position in food and facilities services based on total sales in fiscal 2018 in most countries in which we have significant operations, and are one of only 3 food and facilities competitors with our combination of scale, scope, and global reach. Through our established brand, broad geographic presence and approximately 274,400 employees, we anchor our business in our partnerships with thousands of education, healthcare, business and sports, leisure & corrections clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our sales and operating income by our reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform

FY 2018 Sales(a):	$10,137.8	$3,655.8	$1,996.0
FY 2018 Operating Income(a):	$680.5	$150.9	$182.6
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education and healthcare	Business & industry, sports, leisure & corrections, healthcare and education	Business, public institutions, manufacturing, transportation and service industries

(a)	Dollars in millions. Operating income excludes $187.9 million related to corporate expenses.
In fiscal 2018, we generated $15.8 billion of sales, $826.1 million of operating income and $568.4 million of net income.
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

Recent Acquisitions
Avendra, LLC ("Avendra")
On December 11, 2017, we completed the acquisition of Avendra, a leading hospitality procurement services provider in North America that manages purchasing spend for over 650 companies at more than 8,500 locations. Avendra was founded in 2001 by five hospitality organizations: Marriott, Hyatt, Fairmont Hotels, ClubCorp and IHG. The acquisition of Avendra significantly expanded our capabilities and client reach in the procurement services area.
The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. In order to finance the Avendra acquisition, we entered into a long-term financing agreement. Avendra's financial results since acquisition are included within the FSS United States reporting segment.
AmeriPride Services, Inc. ("AmeriPride")
On January 19, 2018, we completed the acquisition of AmeriPride, a highly respected uniform and linen rental and supply company headquartered in Minneapolis with 6,000 employees and serving 150,000 customers in the U.S. and Canada. The acquisition of AmeriPride added scale and capabilities to our uniforms business in the U.S. while immediately establishing Aramark as a leading uniform services provider in Canada, where our existing operations were very limited.
The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, we entered into a long-term financing agreement. AmeriPride's financial results since acquisition are included within the Uniform segment.
Food and Support Services
Our Food and Support Services segments manage a number of interrelated services-including food, hospitality, procurement and facility services-for school districts, colleges & universities, healthcare facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.
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
We manage our FSS business in two geographic reportable segments split between our United States and International operations. In fiscal 2018, our FSS United States segment generated $10,137.8 million in sales, or 64% of our total sales, and our FSS International segment generated $3,655.8 million in sales, or 23% of our total sales. No individual client represents more than 2% of our total sales, other than, collectively, a number of U.S. government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
Education. Within the Education sector we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,400 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services, as well as clinical equipment services, to approximately 600 healthcare clients and more than 1,100 facilities across our global footprint. Our food and food-related services include patient food and nutrition, retail food and procurement services.
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
Sports, Leisure & Corrections. We administer concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve

144 professional (including minor league affiliates) and college sports teams, including 31 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms and provide food and facilities management services for parks.
Facilities & Other. We provide a variety of support services to approximately 700 facilities clients and more than 1,400 facilities. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services, and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries. For clients who are looking for a single source provider for all of their managed services, our Facilities & Other sector works closely with the above food-related sectors.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in all of our sectors. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom, and in each of these countries we are one of the leading food and/or facilities service providers. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. In addition to the core Business & Industry sector, our FSS International segment serves many sports stadiums across Europe, and numerous educational institutions, correctional institutions and convention centers globally. There are particular risks attendant with our international operations. Please see Item 1A. “Risk Factors.”
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
Our relationship with Sysco is important to our operations—we have had distribution agreements in place for more than 20 years. In fiscal 2018, Sysco distributed approximately 49% of our food and non-food products in the United States and Canada, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
Our agreements with our distributors are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 60 to 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. Our current agreement with Sysco is terminable by either party with 180 days notice.
In the rest of our international segment, our approach to purchasing is substantially similar. On a country-by-country basis, we negotiate pricing and other terms for a majority of our purchases of food and related products with manufacturers operating in the applicable country, and we purchase these products and other items through distributors in that country. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including rebates, allowances and volume discounts. See “Types of Contracts” below. As in the United States and Canada, our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers. Our agreements with our distributors are subject to termination by either party after a notice period, which is generally 60 days. The pricing and other financial terms of these agreements are renegotiated periodically.
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
We use two general contract types in our Food and Support Services segments: profit and loss contracts and client interest contracts. These contracts differ in their provision for the amount of financial risk that we bear and, accordingly, the potential compensation, profits or fees we may receive. Payments made to clients and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract, the services we provide and the amount of capital we invest.
Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2018, approximately two-thirds of our Food and Support Services sales were derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2018, approximately one-third of our Food and Support Services sales were derived from client interest contracts.
Competition
There is significant competition in the Food and Support Services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services or outsource to one of our competitors following the expiration or termination of contracts with us. Clients do not necessarily choose the lowest cost provider, and tend to place a premium on the total value proposition offered. In our FSS United States segment, our external competitors include other multi-regional food and support service providers, such as Compass Group plc, Delaware North Companies Inc. and Sodexo SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S and Sodexo SA. We also face competition from many regional and local service providers.
We believe that the following competitive factors are the principal drivers of our success:

•	quality and breadth of services and management talent;

•	innovation;

•	reputation within the industry;

•	pricing; and

•	financial strength and stability.
Seasonality
Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our FSS United States segment, historically there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.
Uniform
Our Uniform segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries.We hold the #2 position in the North America uniform services market. We operate approximately 3,900 routes, giving us a broad reach to service our clients' needs.
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
In fiscal 2018, our Uniform segment generated $1,996.0 million in sales, or 13% of our total sales.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from approximately 358 service locations and distribution centers across North America. None of our clients individually represents a material portion of our sales. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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

Operations
We operate our uniform rental business as a network of 131 laundry plants and 227 satellite plants and depots supporting approximately 3,900 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We also operate a cutting and sewing plant in Mexico, which satisfies a substantial amount of our standard uniform inventory needs.
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
Employees of Aramark
As of September 28, 2018, we had a total of approximately 274,400 employees, including seasonal employees, consisting of approximately 180,000 full-time and approximately 94,400 part-time employees. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: FSS United States: 146,700; FSS International: 109,800; Uniform: 17,300. In addition, the Aramark corporate staff is approximately 600 employees. Approximately 44,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.
Governmental Regulation
Our business is subject to various federal, state, international, national, provincial and local laws and regulations, in areas such as environmental, labor, employment, immigration, privacy and data security, tax codes, health and safety laws and liquor licensing and dram shop matters. In addition, our facilities and products are subject to periodic inspection by federal, state, local and international authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these laws and regulations. Our compliance programs are subject to legislative changes, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements, debarments from government contracts or loss of liquor licenses.

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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 28, 2018, our subsidiaries held liquor licenses in 42 states and the District of Columbia, 5 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. We have not encountered any material problems relating to liquor licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
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
As of September 28, 2018, we do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition.
Intellectual Property
We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the Aramark brand, which includes our corporate starperson logo design and the Aramark word mark (our name) and the Avendra brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business in any material respect.
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
In the past, national and international economic downturns have reduced demand for our services and any such downturns in the future could reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship among our client base can also impact our business. For example, during the period of economic distress following the financial crisis of 2008, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, insolvency experienced by clients, especially larger clients, has in the past made it difficult, and in the future could, make it difficult, for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
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
Natural disasters, including hurricanes and earthquakes, or global calamities, such as an Ebola outbreak or a flu pandemic, have, and in the future could, affect our sales and operating results. In the past, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. For example, our financial results were particularly impacted in 2018 by wildfires in and around Yosemite National Park and in 2017 by Hurricane Maria in Puerto Rico and Hurricane Harvey and Hurricane Irma in the southern United States. In addition, any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our sales and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our sales and have an adverse impact on our results of operations. Any decrease in the number of games played would mean a loss of sales and reduced profits at the venues we service.
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and consumers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We also may face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses have been successful at applying technology developments to local food service. While we have a significant international presence, certain of our competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids.
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
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or natural disasters. We have two main types of contract in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the sales, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the sales. Approximately two-thirds of our food and support services sales in fiscal 2018 are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility, typically contingent on certain future events. If sales do not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations. For example, during the most recent economic downturn, certain of our business & industry clients curtailed their employees' use of catering, which had a negative effect on our sales and profits.
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
Possible future acquisitions also could result in the incurrence of additional contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If the goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to its fair value. For example, in connection with the Avendra and AmeriPride acquisitions, we recorded aggregate goodwill of $895.1 million.
We acquired Avendra on December 11, 2017 and AmeriPride on January 19, 2018. The success of these acquisitions depends, in part, on our ability to successfully integrate these businesses with our current operations and to realize the anticipated benefits, including synergies, from the acquisitions on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate Avendra and AmeriPride with our current businesses and to realize the anticipated benefits of these acquisitions, including all of the risks identified in the paragraphs above. Any of these factors could have a material adverse effect on our business, financial condition or results of operations. For example, there are a number of factors beyond our control that could affect the amount and timing of the integration expenses that we expect to incur in connection with these acquisitions. In addition, in the short term these integration expenses are anticipated to exceed the cost savings that we expect to achieve from the elimination of duplicative expenses, realization of economies of scale and integration of the acquired businesses. During such period, these charges could negatively impact our results of operations.
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
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety, labeling and sanitation laws, governmentally funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, such as the European Union General Data Protection Regulation, and alcohol licensing and service laws.
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
A portion of our sales, estimated to be approximately 14% in fiscal 2018, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
A significant portion of our sales is derived from international business. During fiscal 2018, approximately 23% of our sales were generated outside of the United States. We currently have a presence in 18 countries outside of the United States with approximately 109,800 personnel. We also provide our services on a more limited basis in several additional countries. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; Foreign Corrupt Practices Act,

U.K. Bribery Act and other anti-corruption law compliance matters; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. For example, in June 2016, the United Kingdom voted to leave the European Union ("Brexit"). Aramark has operated in the United Kingdom since 1972 and employs approximately 10,000 employees there today. While our operations in the United Kingdom do not represent a significant portion of our sales, the United Kingdom's departure from the European Union could have a negative effect on our business there if Brexit results in a slow down of the local economy or employment environment. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
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
Approximately 44,000 employees in our North America operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
In fiscal 2018, one distributor distributed approximately 49% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.
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
From time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We also regularly hire a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that two-thirds of our food and support services segments' sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
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
In our first and second fiscal quarters, within the FSS United States segment, there historically has been a lower level of sales to sports and leisure clients, which is partly offset by increased activity in educational operations. In our third and fourth fiscal quarters, there historically has been a significant increase in sales to sports and leisure clients, which is partially offset by the effect of summer recess in educational operations. For these reasons, a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes large volumes of employee, client and third party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity, and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, client protection, litigation, lost revenues or the failure to retain or attract clients following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms, or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business, and reputation.
We are subject to numerous laws and regulations in the U.S. and internationally as well as contractual obligations and other security standards, each designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, such as the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018. A failure to comply with the GDPR could result in fines of up to 4% of annual global revenues. Because we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. These laws, regulations and obligations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate. Other jurisdictions, including states in the U.S., have enacted or are enacting similar data protection laws, and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
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
We are highly leveraged. As of September 28, 2018, our outstanding indebtedness was $7,244.0 million. We had additional availability of $902.8 million under our revolving credit facilities as of that date.

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

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•	limiting our ability to benefit from tax deductions for such payments under certain interest expense limitation rules included in the Tax Cuts and Jobs Act of 2017.
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
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although none of our long-term borrowings mature prior to 2021, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
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
Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our senior secured credit facilities and the indentures governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain, limitations on our ability to pay dividends. For more information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.

Item 2.    Properties
Our principal executive offices are currently leased at Aramark Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. We expect to move our principal executive offices to 2400 Market Street, Philadelphia, PA 19103 during fiscal 2019 and have entered into a lease agreement for this new location. Our principal real estate is primarily comprised of Uniform facilities. As of September 28, 2018, we operated 389 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages, shared service centers and administrative offices that are located in 43 states, Mexico, Canada and Puerto Rico. Of these, approximately 54% are leased and approximately 46% are owned. We own six buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 115 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center, one office and seven other properties and lease 140 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 28, 2018.
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
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Executive Officers of the Registrant
Our executive officers as of November 21, 2018 are as follows:

Name	Age	Position	With Aramark Since
Eric J. Foss	60	Chairman, President and Chief Executive Officer	2012
Stephen P. Bramlage, Jr.	48	Executive Vice President and Chief Financial Officer	2015
Harrald F. Kroeker	61	Senior Vice President, Integration	2013
Lynn B. McKee	63	Executive Vice President, Human Resources	1980
Brian P. Pressler	43	Senior Vice President, Controller and Chief Accounting Officer	2002
Stephen R. Reynolds	60	Executive Vice President, General Counsel and Secretary	2012
Eric J. Foss has been our Chairman of the Board since February 2015 and our President and Chief Executive Officer since May 2012. Before joining us, Mr. Foss served as Chief Executive Officer of Pepsi Beverages Company from 2010 until 2011. Prior to that Mr. Foss served as Chairman and Chief Executive Officer of The Pepsi Bottling Group from 2008 until 2010; President and Chief Executive Officer from 2006 until 2007; and Chief Operating Officer from 2005 until 2006. Mr. Foss serves on the board of CIGNA Corporation and previously served on the board of UDR, Inc.
Stephen P. Bramlage, Jr. was appointed Executive Vice President and Chief Financial Officer in April 2015. Prior to joining us, Mr. Bramlage served as Senior Vice President and Chief Financial Officer of Owens-Illinois, Inc. from 2012 to March 2015. Prior to that, he served as President of Owens-Illinois Asia Pacific from 2011 to 2012; General Manager of Owens-Illinois New Zealand from 2010 to 2011; Vice President of Finance of Owens-Illinois, Inc. from 2008 to 2010; Vice President and Chief Financial Officer of Owens-Illinois Europe in 2008; and Vice President and Treasurer of Owens-Illinois, Inc. from 2006 to 2008.
Harrald F. Kroeker has been the Senior Vice President, Integration since October 2017. Prior to that he was our Senior Vice President, Transformation from 2014 to October 2017 and our Chief Operating Officer - Europe from 2013 to 2014.  Before joining us, Mr. Kroeker was an executive with Dean Foods Company serving as its Senior Vice President and Chief Operating Officer, Dairy Group from 2006 to 2007 and as President, Fresh Daily Direct, from 2007 to 2011. Mr. Kroeker has given the Company notice that he will be retire from the Company effective December 31, 2018.
Lynn B. McKee was appointed Executive Vice President, Human Resources in May 2004. From August 2012 to August 2013, Ms. McKee served as Executive Vice President, Human Resources and Communications. From January 2004 to May 2004, Ms. McKee served as our Senior Vice President of Human Resources and from 2001 to 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From 1998 to 2001, she served as our Staff Vice President, Executive Development and Compensation. Ms. McKee serves on the board of directors of Bryn Mawr Bank Co.
Brian P. Pressler was appointed Senior Vice President, Controller and Chief Accounting Officer in June 2016. From 2014 to May 2016, he served as our Vice President, Finance, Education and from 2013 to 2014 as our Vice President, Finance, International. Mr. Pressler served as our Vice President, Finance, Educational Services, K-12 from 2011 to 2013 and as Associate Vice President, Finance, Educational Services, K-12 from 2008 to 2011.
Stephen R. Reynolds was appointed Executive Vice President, General Counsel and Secretary in September 2012. Before joining us, Mr. Reynolds was an executive with Alcatel-Lucent for seven years, having most recently served as Senior Vice President and General Counsel from 2006 to 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “ARMK.” Prior to that date, there was no public market for our common stock. As of October 26, 2018, there were approximately 1,104 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from December 12, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through September 28, 2018 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on December 12, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	December 12, 2013	October 3, 2014	October 2, 2015	September 30, 2016	September 29, 2017	September 28, 2018
Aramark	$100.0	$133.3	$152.2	$194.9	$203.1	$215.1
S&P 500	$100.0	$112.7	$114.0	$121.3	$141.9	$164.1
Dow Jones Consumer Non-Cyclical Index	$100.0	$107.8	$122.9	$125.8	$140.6	$181.2
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 28, 2018 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by the Company in the fourth fiscal quarter ended September 28, 2018.

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

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2018(2)	2017	2016	2015	2014
Income Statement Data:
Sales	$15,789.6	$14,604.4	$14,415.8	$14,329.1	$14,832.9
Depreciation and amortization	596.2	508.2	495.8	504.0	521.6
Operating income	826.1	808.1	746.3	627.9	564.6
Interest and other financing costs, net	354.3	287.4	315.4	285.9	334.9
Net income(3)	568.4	374.2	288.2	237.0	149.5
Net income attributable to Aramark stockholders(3)	567.9	373.9	287.8	235.9	149.0
Basic earnings per share attributable to Aramark stockholders(3)	$2.31	$1.53	$1.19	$0.99	$0.66
Diluted earnings per share attributable to Aramark stockholders(3)	$2.24	$1.49	$1.16	$0.96	$0.63
Cash dividends declared per common share	$0.43	$0.41	$0.39	$0.35	$0.23
Balance Sheet Data (at period end):
Total assets	$13,720.1	$11,006.2	$10,582.1	$10,196.4	$10,455.7
Long-term borrowings	7,213.1	5,190.3	5,223.5	5,184.6	5,355.8
Stockholders' Equity	3,029.6	2,459.1	2,161.0	1,883.4	1,718.0

(1)
Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2018, 2017, 2016, 2015 and 2014 refer to the fiscal years ended September 28, 2018, September 29, 2017, September 30, 2016, October 2, 2015 and October 3, 2014, respectively. Fiscal 2014 was a fifty-three week year. All other periods presented were fifty-two week years.

(2)	Includes impact of the acquisitions of Avendra and AmeriPride. To finance these acquisitions, we entered into a U.S. dollar denominated term loan due 2025 and 5.000% Senior Notes due 2028.

(3)
In fiscal 2018, the federal statutory income tax rate decreased from 35.0% to 21.0% through the passage of the "Tax Cuts and Jobs Act." This resulted in a tax benefit of approximately $237.8 million recorded to the provision (benefit) for income taxes on the Consolidated Statements of Income.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company, "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 28, 2018, September 29, 2017 and September 30, 2016 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.
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
Prior to fiscal 2018, we reported our operating results in three reportable segments: FSS North America, FSS International and Uniform. Beginning in fiscal 2018, the segment reporting structure was modified to align more closely with our management and internal reporting structure, which was changed on September 30, 2017. Specifically, a majority of the Canadian operations, previously in the FSS North America segment, were combined with the FSS International reportable segment. The FSS North America reportable segment was then renamed the FSS United States reportable segment. All prior period segment information has been restated to reflect the new reportable segment structure. We believe this new presentation enhances the utility of the segment information, as it reflects our current management structure and operating organization. The financial statement effect of this segment realignment was not material.We currently operate our business in three reportable segments:

•
Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States.

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom, and in each of these countries we are one of the leading food and/or facility services providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.

•
Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries.

Our Food and Support Services operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients and operates in the same sectors. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses.
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 to the audited consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions (see Note 5 to the audited consolidated financial statements). We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we expect to incur an approximate $50 million of additional charges over the next two years, subject to additional accounting appraisals.
In the second quarter of fiscal 2018, the Company launched the next phase of its program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarter facility and certain other costs. Efforts related to this next phase of streamlining are already underway, and have resulted in fiscal 2018 charges of approximately $63 million. The Company currently expects to incur additional charges of approximately $40 million related to this phase within fiscal 2019.
Divestiture
During the fourth quarter of fiscal 2018, we announced that we signed an agreement to sell our Healthcare Technologies ("HCT") business for $300.0 million. The sale closed during the first quarter of fiscal 2019. We intend to use the majority of the proceeds to repay debt. We also plan to repurchase $50 million of our common stock.
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
Sources of Sales
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2018, approximately two-thirds of our FSS United States and FSS International sales were derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. For fiscal 2018, approximately one-third of our FSS United States and FSS International sales were derived from client interest contracts.
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
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. The fiscal 2018 income tax provision was impacted by U.S. tax reform enacted in the "Tax Cuts and Jobs Act" (see Note 8 to the audited consolidated financial statements). Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 28, 2018, September 29, 2017 and September 30, 2016 were each fifty-two week periods.

Results of Operations
Fiscal 2018 Compared to Fiscal 2017
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2018 and 2017 (dollars in millions). A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. Fiscal 2017 was restated to conform to the current period presentation. The effect was not material.

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	$	%

Sales	$15,789.6	$14,604.4	$1,185.2	8%
Costs and Expenses:
Cost of services provided	13,990.2	12,989.0	1,001.2	8%
Other operating expenses	973.3	807.3	166.0	21%
	14,963.5	13,796.3	1,167.2	8%
Operating income	826.1	808.1	18.0	2%
Interest and Other Financing Costs, net	354.3	287.4	66.9	23%
Income Before Income Taxes	471.8	520.7	(48.9)	(9)%
(Benefit) Provision for Income Taxes	(96.6)	146.5	(243.1)	(166)%
Net income	$568.4	$374.2	$194.2	52%

	Fiscal Year Ended
Sales by Segment(1)	September 28, 2018	September 29, 2017	$	%

FSS United States	$10,137.8	$9,748.0	$389.8	4%
FSS International	3,655.8	3,291.7	364.1	11%
Uniform	1,996.0	1,564.7	431.3	28%
	$15,789.6	$14,604.4	$1,185.2	8%

	Fiscal Year Ended
Operating Income by Segment	September 28, 2018	September 29, 2017	$	%

FSS United States	$680.5	$596.8	$83.7	14%
FSS International	150.9	162.1	(11.2)	(7%)
Uniform	182.6	182.3	0.3	—%
Corporate	(187.9)	(133.1)	(54.8)	41%
	$826.1	$808.1	$18.0	2%
(1) As a percentage of total sales, FSS United States represented 64% and 67%, FSS International represented 23% and 22% and Uniform represented 13% and 11% for fiscal 2018 and fiscal 2017, respectively.
Consolidated Overview
Sales increased by approximately 8% during fiscal 2018 compared to the prior year period. The increase was attributable to:

•	growth in all of our segments, excluding acquisitions;

•	growth due to the Avendra and AmeriPride acquisitions (approximately 4%); and

•	the positive impact of foreign currency translation (approximately 1%).

The following table presents the cost of services provided by segment and as a percent of sales for the fiscal years ended September 28, 2018 and September 29, 2017.

	Fiscal Year Ended
	September 28, 2018		September 29, 2017
Cost of services provided	$	% of Sales	$	% of Sales
FSS United States	$8,959.4	88%	$8,692.5	89%
FSS International	3,420.1	94%	3,053.7	93%
Uniform	1,611.0	81%	1,242.8	79%
	$13,990.5	89%	$12,989.0	89%
The following table presents the percentages attributable to the components in cost of services provided for fiscal 2018 and fiscal 2017.

	Fiscal Year Ended
Cost of services provided components	September 28, 2018	September 29, 2017
Food and support service costs	26%	26%
Personnel costs	47%	47%
Other direct costs	27%	27%
	100%	100%
Operating income increased by approximately $18.0 million during fiscal 2018 compared to the prior year period. The increase in operating income was attributable to:

•
$75.8 million increase primarily driven by our FSS United States business segment, which was primarily from a reduction in personnel costs, including employee incentive expenses, and profit from the Avendra acquisition; offset by a decline in operating income in our FSS International business segment, the results of the AmeriPride acquisition (mainly due to the impact of merger and integration costs) and increased corporate expenses;

•	($22.4) million increase in share-based compensation expense primarily related to the increase in the performance stock unit ("PSU") attainment percentage and a reduction in the forfeiture rate; and

•	($35.4) million increase in severance and consulting costs related to streamlining initiatives.
Interest and Other Financing Costs, net, increased 23% during fiscal 2018 compared to the prior year period. The increase for fiscal 2018 was primarily due to new borrowings in the current year to finance the Avendra and AmeriPride acquisitions. This increase was partially offset by a reduction in charges related to refinancing activities for which $31.5 million was incurred during fiscal 2017 for the write-off of deferred financing costs, original issue discount and call premium compared to $17.7 million incurred during fiscal 2018 for the write-off of debt issuance costs and financing commitment fees related to the Avendra and AmeriPride acquisitions.
The effective income tax rate for fiscal 2018 was (20.5)% compared to 28.1% in the prior year. The decrease in the effective tax rate during fiscal 2018 is driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." A benefit of approximately $237.8 million was recorded to the (benefit) provision for income taxes for fiscal 2018 in the Consolidated Statements of Income as a result of U.S. tax reform. The effective income tax rate was also impacted by a $13.1 million valuation allowance recorded against the Company's foreign tax credit carryforward during fiscal 2018 (see Note 8 to the audited consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017

Business & Industry	$1,550.6	$1,536.2
Education	3,239.6	3,158.9
Healthcare	1,292.1	1,270.1
Sports, Leisure & Corrections	2,445.1	2,354.6
Facilities & Other	1,610.4	1,428.2
	$10,137.8	$9,748.0
The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry, Sports, Leisure & Corrections and Facilities & Other sectors generally have mid-single digit operating income margins.
FSS United States segment sales increased by approximately 4% during fiscal 2018 compared to the prior year period. The increase was attributable to:

•	an increase in Business & Industry sector sales resulting from base business growth (approximately 1%);

•	an increase in Education sector sales resulting from net new business and base business growth (approximately 3%);

•	an increase in Healthcare sector sales resulting from base business growth (approximately 2%);

•	an increase in Sports, Leisure & Corrections sector sales resulting from net new business and base business growth (approximately 4%); and

•	an increase in Facilities & Other sector sales resulting from net new business, an acquisition and base business growth (approximately 13%).
Operating income increased by approximately $83.7 million during fiscal 2018 compared to the prior year period. The increase in operating income was attributable to:

•	$92.1 million of profit growth within our businesses, due primarily from a reduction in personnel costs, including employee incentive expenses, and profit from the Avendra acquisition;

•	$7.5 million increase from proceeds received related to our casualty insurance program from prior years' loss experience that were favorable;

•	($7.7) million of duplicate rent charges to build out and ready our new headquarters while occupying our existing headquarters; and

•	($8.3) million increase in severance charges related to streamlining initiatives.
Sales and operating income were both negatively impacted during fiscal 2018 by natural disasters, specifically the wildfires at Yosemite National Park. The impact to the FSS United States segment was an approximate $28 million decline in revenue and an approximate $9 million decline in operating income, which includes $5 million of recoveries under our insurance program.
FSS International Segment
FSS International segment sales increased by approximately 11% during fiscal 2018 compared to the prior year period. The increase was attributable to:

•	sales growth across all regions, including growth due to the consolidation of a joint venture (approximately 2%); and

•	the positive impact of foreign currency translation (approximately 5%).
Operating income decreased by approximately $11.2 million during fiscal 2018 compared to the prior year period. The decrease in operating income was attributable to:

•	($8.7) million increase in severance costs related to streamlining initiatives;

•	($7.5) million of charges related to a joint venture partner liquidation and related acquisition;

•	$2.0 million from the positive impact of foreign currency translation ($5.8 million), net of a $3.8 million charge as a result of hyperinflation in Argentina; and

•	$3.0 million of profit growth related to productivity initiatives and lower employee incentive expenses, offset by a decline in profit in Northern Europe.
Uniform Segment
Uniform segment sales increased by approximately 28% during fiscal 2018 compared to the prior year period. The increase was primarily attributable to the acquisition of AmeriPride.
Operating income increased by approximately $0.3 million during fiscal 2018 compared to the prior year period. The increase in operating income was attributable to:

•	$6.1 million related to a prior year asset write-down from the adverse impact of natural disasters, primarily on our operations in Puerto Rico;

•
($0.8) million of profit decline from the AmeriPride acquisition, mainly due to the impact of merger and integration costs and depreciation and amortization expense on its results, offset by an increase in profit within our legacy uniform rental business; and

•	($5.0) million of an increase to the environmental reserve related to a reassessment of the monitoring period of respective sites.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $54.8 million during fiscal 2018 compared to the prior year period. The increase was attributable to:

•	($26.0) million of acquisition related costs, mainly banker fees, from the Avendra and AmeriPride acquisitions;

•	($22.7) million increase in share-based compensation expense, primarily related to the increase in the PSU attainment percentage;

•	($17.9) million increase in severance and consulting costs for streamlining initiatives; and

•	$11.8 million reduction in personnel costs, including employee incentive expenses.

Fiscal 2017 Compared to Fiscal 2016
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2017 and 2016 (dollars in millions). A majority of our Canadian operations were reclassified into the FSS International reportable segment beginning in fiscal 2018. Fiscal 2017 and fiscal 2016 were restated to conform to the current period presentation. The effect was not material.

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	$	%

Sales	$14,604.4	$14,415.8	$188.6	1%
Cost and Expenses:
Cost of service provided	12,989.0	12,890.4	98.6	1%
Other operating expenses	807.3	779.1	28.2	4%
	13,796.3	13,669.5	126.8	1%
Operating income	808.1	746.3	61.8	8%
Interest and Other Financing Costs, net	287.4	315.4	(28.0)	(9)%
Income Before Income Taxes	520.7	430.9	89.8	21%
Provision for Income Taxes	146.5	142.7	3.8	3%
Net income	$374.2	$288.2	$86.0	30%

	Fiscal Year Ended
Sales by Segment(1)	September 29, 2017	September 30, 2016	$	%

FSS United States	$9,748.0	$9,582.6	$165.4	2%
FSS International	3,291.7	3,269.5	22.2	1%
Uniform	1,564.7	1,563.7	1.0	—%
	$14,604.4	$14,415.8	$188.6	1%

	Fiscal Year Ended
Operating Income by Segment	September 29, 2017	September 30, 2016	$	%

FSS United States	$596.8	$490.2	$106.6	22%
FSS International	162.1	185.3	(23.2)	(13)%
Uniform	182.3	195.3	(13.0)	(7)%
Corporate	(133.1)	(124.5)	(8.6)	7%
	$808.1	$746.3	$61.8	8%
(1) As a percentage of total sales, FSS United States represented 67% and 66%, FSS International represented 22% and 23% and Uniform represented 11% and 11% for fiscal 2017 and fiscal 2016, respectively.
Consolidated Overview
Sales increased approximately 1% during fiscal 2017. Sales were primarily impacted by:

•	growth in the Sports, Leisure & Corrections sector partially offset by a decrease in the Healthcare sector in the FSS United States segment;

•	growth in Ireland and Germany partially offset by a decrease in the U.K. in the FSS International segment;

•	the adverse impact of natural disasters (estimated to be $25 million); and

•	the negative impact of foreign currency translation of approximately -1%.

The following table presents the cost of services provided by segment and as a percent of sales for the fiscal years ended September 29, 2017 and September 30, 2016.

	Fiscal Year Ended
	September 29, 2017		September 30, 2016
Cost of services provided	$	% of Sales	$	% of Sales
FSS United States	$8,692.5	89%	$8,652.1	90%
FSS International	3,053.7	93%	3,007.5	92%
Uniform	1,242.8	79%	1,230.8	79%
	$12,989.0	89%	$12,890.4	89%
The following table presents the percentages attributable to the components in cost of services provided for fiscal 2017 and fiscal 2016.

	Fiscal Year Ended
Cost of services provided components	September 29, 2017	September 30, 2016
Food and support service costs	26%	27%
Personnel costs	47%	47%
Other direct costs	27%	26%
	100%	100%
Operating income increased approximately $61.8 million during fiscal 2017. The increase in operating income was impacted by:

•	profit growth in the FSS United States and FSS International segments;

•	a decrease in acquisition-related amortization expense ($20.6 million);

•	the prior year charges related to the sale of one of our buildings (approximately $6.8 million) and asset write-offs, mainly in the Uniform segment (approximately $7.0 million); and

•	a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $6.5 million); which more than offset

•	the adverse impact of natural disasters (estimated to be $17 million, which includes approximately $6.1 million in asset write-downs);

•	a profit decline in the Uniform segment;

•	an increase in the loss related to the change in fair value of certain gasoline and diesel agreements (approximately $8.7 million); and

•	an increase in share-based compensation (approximately $8.2 million).
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

Sales for each of these sectors are summarized as follows (in millions):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016

Business & Industry	$1,536.2	$1,522.0
Education	3,158.9	3,291.4
Healthcare	1,270.1	1,350.1
Sports, Leisure & Corrections	2,354.6	2,191.1
Facilities & Other	1,428.2	1,228.0
	$9,748.0	$9,582.6
The Healthcare and Education sectors generally have high-single digit operating income margins and the Business & Industry, Sports, Leisure & Corrections and Facilities & Other sectors generally have mid-single digit operating income margins.
FSS United States segment sales increased 2% during fiscal 2017 primarily due to:

•	an increase in Business & Industry sector sales resulting from net new business and base business growth (approximately 1%);

•	an increase in Sports, Leisure & Corrections sector sales resulting from net new business and base business growth (approximately 7%);

•	an increase in Facilities & Other sector sales resulting from net new business (approximately 16%);

•	lower Education sector sales resulting from net lost business (approximately 4%); and

•	lower Healthcare sector sales resulting from net lost business (approximately 6%).
Operating income increased approximately $106.6 million during fiscal 2017. The increase in operating income was impacted by:

•	strategic focus around procurement and labor management initiatives in base business;

•	a decrease in acquisition-related amortization expense (approximately $21.0 million);

•	the prior year charges related to the sale of one of our buildings (approximately $6.8 million);

•	a decrease in severance-related charges (approximately $5.2 million);

•	prior year multiemployer pension plan charges (approximately $2.3 million);

•	a gain from a retrospective refund under our casualty insurance program related to favorable loss experience in a prior year (approximately $4.0 million); which more than offset

•	the adverse impact of natural disasters (estimated to be $8 million); and

•	profit decline in our Healthcare and Facilities & Other sectors.
FSS International Segment
Sales in the FSS International segment increased 1% during fiscal 2017. The increase was impacted by:

•	sales growth in Ireland, Germany, Spain, China and Korea and acquisitions (approximately 1%); which was partially offset by

•	a sales decline in the U.K., Canada and South America; and

•	the negative impact of foreign currency translation (approximately -2%).
Operating income decreased approximately $23.2 million during fiscal 2017. The decrease in operating income was impacted by:

•	a profit decline in the U.K.; and

•	the negative impact of foreign currency translation (approximately -1%): which was partially offset by

•	profit growth in Germany, China and South America.
Fiscal 2017 and fiscal 2016 include severance related charges of approximately $13.4 million and $14.0 million, respectively.

Uniform Segment
Uniform segment sales for fiscal 2017 were comparable to fiscal 2016.
Fiscal 2017 operating income decreased approximately $13.0 million compared to fiscal 2016. The decrease in operating income was impacted by:

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
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased approximately $8.6 million during fiscal 2017. The increase is primarily due to the impact of:

•	an increase in the loss related to the change in the fair value related to certain gasoline and diesel agreements (approximately $8.7 million); and

•	an increase in share-based compensation expense mainly related to performance stock awards (approximately $8.2 million); which more than offset

•	a decrease in consulting costs (approximately $9.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of September 28, 2018, we had $215.0 million of cash and cash equivalents and approximately $902.8 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of September 28, 2018, there was approximately $913.8 million of outstanding foreign currency borrowings.
We believe that our cash generated from operations, cash and cash equivalents and the unused portion of our committed credit availability under the senior secured revolving credit facility will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As part of our ongoing liquidity assessments, we routinely monitor our cash flow (including the mix of domestic and international inflows and outflows) and the condition of the capital markets in order to be prepared to respond to changing conditions.
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$1,047.4	$1,053.4	$867.3
Net cash used in investing activities	(2,865.3)	(678.5)	(679.7)
Net cash provided by (used in) financing activities	1,794.2	(288.7)	(157.4)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Provided by Operating Activities
During fiscal 2018, there was an increase in net income and non-cash charges that resulted from higher operating income discussed above. The decrease in cash flows provided by operating activities was primarily attributable to the change in operating assets and liabilities ($212.1 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were a greater use of cash primarily due to the timing of one-time payments for certain liabilities assumed related to the Avendra and AmeriPride acquisitions and lower accrued payroll and related expenses offset by lower tax payments;

•	Prepayments were less of a source of cash due to the timing of prepayments made related to interest, insurance premiums and taxes;

•	Accounts payable were less of a source of cash due to the timing of disbursements; and

•	Accounts receivable were less of a use of cash due to the timing of collections.
During fiscal 2018, we received gross proceeds of approximately $18.9 million related to our casualty insurance program from our loss experience being favorable related to a prior year. During fiscal 2018, we incurred approximately $58.2 million of acquisition related costs. The "Changes in other noncurrent liabilities" caption in the Consolidated Statement of Cash Flows was less of a source of cash compared to fiscal 2017 due to the timing of payments related to our casualty insurance program. The "Changes in other assets" caption in the Consolidated Statement of Cash Flows was less of a use of cash during fiscal 2018 mainly from the increase in cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. of approximately $30.3 million, offset by certain client payments. The "Other operating activities" caption mainly reflects the adjustments to net income in the prior year period related to certain financing related charges in connection with our refinancing activity.
During fiscal 2017, there was an increase in the total of net income and non cash charges compared to fiscal 2016. The change in operating assets and liabilities of approximately $118.8 million compared to fiscal 2016, is primarily due to the following:

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
During fiscal 2017, the Company received proceeds of approximately $9.7 million related to our casualty insurance program from our loss experience being favorable related to a prior year. The "Changes in other noncurrent liabilities" caption in the Consolidated Statements of Cash Flows was a greater source of cash compared to fiscal 2016 due to the timing of payments related to our casualty insurance program. The "Other operating activities" caption for fiscal 2017 and fiscal 2016 also reflects the adjustments to net income in both periods related to certain financing charges in connection with our refinancing activities.
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

Cash Flows Used in Investing Activities
The increase in net cash flows used in investing activities in fiscal 2018 compared to fiscal 2017 relates primarily to a higher level of spending for acquisitions, mainly AmeriPride and Avendra (see Note 2 to the audited consolidated financial statements), and higher spending on capital expenditures mainly for leasehold improvements at our new headquarters.
Fiscal 2017 use of cash in investing activities was comparable with fiscal 2016 primarily due to higher levels of capital expenditures offset by a decrease in the level of spending for acquisitions.
Fiscal 2016 use of cash in investing activities increased approximately 35% compared with fiscal 2015 primarily due to the acquisitions of Avoca in the FSS International segment for approximately $65.8 million and HPSI, a group purchasing organization, in the FSS United States segment for $140.0 million, partially offset by lower net capital expenditures, which includes the proceeds from the sale of a building in our FSS United States segment of approximately $9.5 million.
Cash Flows Provided by (Used In) Financing Activities
During fiscal 2018, cash provided by financing activities was impacted by the following (see Note 5 to the audited consolidated financial statements):

•	issuance of a new $1.785 billion U.S. Term Loan B due 2025;

•	issuance of $1.150 billion aggregate principal amount of 5.000% senior unsecured notes due 2028;

•	repayment of the U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") due 2022 ($633.8 million of principal);

•	repayment of borrowings on term loans ($302.6 million, which includes $260.4 million of optional prepayments);

•	decline in funding under the Receivables Facility ($254.2 million); and

•	payment of fees primarily related to the U.S. Term Loan B due 2025 and the 5.000% senior unsecured notes due 2028 (approximately $24.7 million).
During fiscal 2017, cash used in financing activities was impacted by the following (see Note 5 to the audited consolidated financial statements):

•	issuance of $600.0 million of 5.000% senior unsecured notes due April 2025;

•	issuance of €325.0 million of 3.125% senior unsecured notes due April 2025;

•
issuance of $2.0 billion of new U.S. term loans, a CAD250.1 million term loan denominated in Canadian dollars and a ¥11,051.5 million term loan denominated in yen and a €170.0 million term loan denominated in euros;

•	repayment of all existing term loan facilities under the Company's then existing senior secured credit facilities;

•	repayment of $228.8 million of the 5.750% senior unsecured notes due 2020;

•	payment of fees and expenses related to the refinancings (approximately $44.4 million); and

•	proceeds from the sale of buildings in our FSS International segment (approximately $30.1 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock through February 1, 2019. During fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million. The Company repurchased approximately 2.8 million shares of its common stock for $100.0 million in fiscal 2017. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
During fiscal 2016, cash used in financing activities was impacted by the issuance of $900 million of 5.125% Senior Notes due January 2024 and $500 million of 4.750% Senior Notes due June 2026, repayment of approximately $771.2 million aggregate principal amount of 5.75% Senior Notes due 2020 (the "2020 Notes"); optional prepayments of an outstanding U.S. dollar denominated term loan due 2019 of approximately $354.1 million; payment of of financing fees from the debt issuances during fiscal 2016 of approximately $20.2 million; call premium payment of $22.2 million from repayment of the 2020 Notes and the repayment of a U.S. dollar denominated term loan of a Canadian subsidiary in the amount of $74.1 million.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances the subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 28, 2018, we were in compliance with these covenants.
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

	Fiscal Year Ended
(in millions)	September 28, 2018	September 29, 2017	September 30, 2016
Net income attributable to ASI stockholder	$567.9	$373.9	$287.8
Interest and other financing costs, net	354.3	287.4	315.4
(Benefit) Provision for income taxes	(96.6)	146.5	142.7
Depreciation and amortization	596.2	508.2	495.8
Share-based compensation expense(1)	88.3	65.2	56.9
Pro forma EBITDA for equity method investees(2)	15.2	14.2	14.3
Pro forma EBITDA for certain transactions(3)	58.6	—	4.1
Other(4)	143.9	36.8	35.4
Covenant Adjusted EBITDA	$1,727.8	$1,432.2	$1,352.4

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

(4)
Other includes organizational streamlining initiatives ($36.6 million for fiscal 2018, $19.4 million for fiscal 2017 and $24.9 million for fiscal 2016), the impact of the change in fair value related to certain gasoline and diesel agreements ($0.2 million gain for fiscal 2018, $0.4 million loss for fiscal 2017 and $8.3 million gain for fiscal 2016), expenses related to merger and integration related charges ($78.1 million for fiscal 2018, $2.6 million for fiscal 2017 and $3.9 million for fiscal 2016), estimated impact of natural disasters, net of insurance proceeds ($17.0 million, of which $6.1 million relates to asset write-downs, for fiscal 2017), property and other asset write-downs related to a joint venture liquidation and acquisition ($7.5 million for fiscal 2018), duplicate rent charges to build out and ready our new headquarters while occupying our existing headquarters ($7.7 million for fiscal 2018), certain environmental charges ($5.0 million for fiscal 2018), the impact of hyperinflation in Argentina ($3.8 million for fiscal 2018), pension plan charges ($0.9 million for fiscal 2018), property and other asset write-downs associated with the sale of a building ($6.8 million for fiscal 2016), other asset write-offs ($5.0 million for fiscal 2016) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the fiscal year ended September 28, 2018 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.05x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.80x

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

The following table summarizes our future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 28, 2018 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 28, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$7,146,755	$2,290	$70,093	$548,033	$6,526,339
Capital lease obligations	143,388	28,617	51,598	27,335	35,838
Estimated interest payments(2)	2,110,600	304,600	625,500	648,800	531,700
Operating leases and other noncancelable commitments	898,370	213,439	190,257	136,372	358,302
Purchase obligations(3)	675,379	325,924	226,636	36,656	86,163
Other liabilities(4)	249,600	34,700	22,400	13,300	179,200
	$11,224,092	$909,570	$1,186,484	$1,410,496	$7,717,542

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 28, 2018	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$60,166	$60,166	$—	$—	$—
Guarantees	—	—	—	—	—
	$60,166	$60,166	$—	$—	$—

(1)	Excludes the $58.5 million reduction to long-term borrowings from debt issuance costs and the increase of $12.4 million from the premium on the 5.125% Senior Notes due 2024.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at September 28, 2018 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2019 through 2024 is $7,065.2 million, $7,059.5 million, $7,024.9 million, $6,807.9 million, $6,572.4 million and $5,226.0 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2019 through 2024 is 4.31%, 4.50%, 4.38%, 4.91%, 4.79% and 4.73%, respectively (See Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).

(3)	Represents commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities in which we operate.

(4)	Includes certain unfunded employee retirement and severance related obligations.
During the first quarter of 2019, the Company extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023 (see Note 5 to the audited consolidated financial statements).
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 28, 2018, we have gross uncertain tax liabilities of $29.1 million (see Note 8 to the audited consolidated financial statements). During fiscal 2018, we made contributions totaling $14.0 million into our defined benefit pension plans and benefit payments and settlements of $27.7 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2019 are $3.7 million and estimated benefit payments out of these plans in fiscal 2019 are $15.4 million (see Note 7 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions. The maximum amount available under the

Receivables Facility is $400.0 million, which expires in May 2021. In addition, the Receivables Facility includes a seasonal tranche which will increase the capacity by $100.0 million at certain times of the year. As of September 28, 2018, there were no borrowings outstanding under the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in this Annual Report. As described in such notes, we recognize sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Sales from direct marketing activities are recognized upon shipment. See Note 1 to our audited consolidated financial statements for our revenue recognition policy.
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
Asset Impairment Determinations
Goodwill, the Aramark trade name and other trade names are primarily indefinite lived intangible assets that are not amortizable and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If our assumptions or estimates in our fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact our impairment analysis.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2018, we performed an impairment test for goodwill for each of our reporting units using a qualitative testing approach, except for one reporting unit which was tested using the quantitative approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired. The fair value of the reporting unit in our FSS International segment for which goodwill was tested using the quantitative approach has a goodwill balance of $278.7 million and a fair value that exceeded its carrying value by approximately 27%.
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 28, 2018 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 28, 2018. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 28, 2018	2019	2020	2021		2022	2023	Thereafter	Total	Fair Value
Debt:
Fixed rate	$29	$31	$21		$14	$13	$3,564	$3,672	$3,676
Average interest rate	5.0%	5.0%	5.0%		5.0%	5.0%	4.8%	4.8%
Variable rate	$2	$12	$58	(a)	$453	$95	$2,998	$3,618	$3,627
Average interest rate	16.3%	3.1%	2.9%		3.0%	3.4%	4.1%	3.9%
Interest Rate Swaps:
Receive variable/pay fixed	$575	$425	$—		$—	$1,550	$—	$2,550	$56
Average pay rate	1.9%	2.2%	—%		—%	2.1%
Average receive rate	2.2%	2.2%	—%		—%	2.2%

(a)	As of September 28, 2018, there were no borrowings outstanding under the Receivables Facility due 2021.
As of September 28, 2018, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.0 million, £4.5 million and CAD 20.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 28, 2018, the fair value of these foreign exchange contracts is $0.2 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 28, 2018, the Company has contracts for approximately 15.4 million gallons outstanding through fiscal 2019. As of September 28, 2018, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $3.6 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
Item 8.    Financial Statements and Supplementary Data
See Financial Statements and Schedule beginning on page S-1.
Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. As discussed in Note 2 to the audited consolidated financial statements included in this Annual Report, we completed our acquisitions of Avendra and AmeriPride on December 11, 2017 and January 19, 2018, respectively. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Avendra and AmeriPride. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Avendra and AmeriPride from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of September 28, 2018. As set forth in more detail in Note 2 to the audited consolidated financial statements included in this Annual Report, total assets of Avendra and AmeriPride as of September 28, 2018, excluding the identified intangible assets and goodwill, were $93.4 million and $396.2 million, respectively. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by interpretive guidance for newly acquired businesses issued by the staff of the Securities and Exchange Commission, management has excluded the internal control over financial reporting of Avendra and AmeriPride from the evaluation of the Company’s effectiveness of its internal control over financial reporting as of September 28, 2018. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 28, 2018. The effectiveness of the Company's internal control over financial reporting as of September 28, 2018 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
Other than the acquisitions of Avendra and AmeriPride, no change in the Company’s internal control over financial reporting occurred during the Company’s fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:
Opinion on Internal Control Over Financial Reporting
We have audited Aramark and subsidiaries (the Company) internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2018 and September 29, 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 28, 2018, September 29, 2017 and September 30, 2016 and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Avendra LLC during December 2017 and AmeriPride Services Inc. during January 2018, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of September 28, 2018, Avendra LLC's internal control over financial reporting associated with total assets of $93.4 million and total revenues of $121.0 million and AmeriPride Services Inc.'s internal control over financial reporting associated with total assets of $396.2 million and total revenues of $401.2 million included in the consolidated financial statements of the Company as of and for the year ended September 28, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Avendra LLC and AmeriPride Services Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 21, 2018

Item 9B. Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10 will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2018.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2018.

Name	Capacity

/s/ ERIC J. FOSS	Chairman, President and Chief Executive Officer
Eric J. Foss	(Principal Executive Officer)

/s/ STEPHEN P. BRAMLAGE, JR.	Executive Vice President and Chief Financial Officer
Stephen P. Bramlage, Jr.	(Principal Financial Officer)

/s/ BRIAN P. PRESSLER	Senior Vice President, Controller and Chief Accounting Officer
Brian P. Pressler	(Principal Accounting Officer)

/s/ PIERRE-OLIVIER BECKERS-VIEUJANT	Director
Pierre-Olivier Beckers-Vieujant

/s/ LISA G. BISACCIA	Director
Lisa G. Bisaccia

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ RICHARD W. DREILING	Director
Richard W. Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ SANJEEV K. MEHRA	Director
Sanjeev K. Mehra

/s/ PATRICIA B. MORRISON	Director
Patricia B. Morrison

/s/ JOHN A. QUELCH	Director
John A. Quelch

/s/ STEPHEN I. SADOVE	Director
Stephen I. Sadove

ARAMARK AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of September 28, 2018 and September 29, 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 28, 2018, September 29, 2017 and September 30, 2016 and the related notes and the financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the fiscal years ended September 28, 2018, September 29, 2017 and September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
November 21, 2018

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017
(in thousands, except share amounts)

	September 28, 2018	September 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$215,025	$238,797
Receivables (less allowances: 2018 - $52,682; 2017 - $53,416)	1,790,433	1,615,993
Inventories	724,802	610,732
Prepayments and other current assets	171,165	187,617
Total current assets	2,901,425	2,653,139
Property and Equipment, at cost:
Land, buildings and improvements	901,874	673,616
Service equipment and fixtures	2,296,331	2,003,177
	3,198,205	2,676,793
Less - Accumulated depreciation	(1,820,111)	(1,634,762)
	1,378,094	1,042,031
Goodwill	5,610,568	4,715,511
Other Intangible Assets	2,136,844	1,120,824
Other Assets	1,693,171	1,474,724
	$13,720,102	$11,006,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$30,907	$78,157
Accounts payable	1,018,920	955,925
Accrued payroll and related expenses	422,299	487,573
Accrued expenses and other current liabilities	1,018,033	846,440
Total current liabilities	2,490,159	2,368,095
Long-Term Borrowings	7,213,077	5,190,331
Deferred Income Taxes and Other Noncurrent Liabilities	977,215	978,944
Redeemable Noncontrolling Interest	10,093	9,798
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2018—279,314,297 shares and 2017—277,111,042; and outstanding: 2018—246,744,438 shares and 2017—245,593,961 shares)	2,793	2,771
Capital surplus	3,132,421	3,014,546
Retained earnings	710,519	247,050
Accumulated other comprehensive loss	(91,223)	(123,760)
Treasury stock (shares held in treasury: 2018—32,569,859 shares and 2017—31,517,081 shares)	(724,952)	(681,546)
Total stockholders' equity	3,029,558	2,459,061
	$13,720,102	$11,006,229

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016
(in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Sales	$15,789,633	$14,604,412	$14,415,829
Costs and Expenses:
Cost of services provided	13,990,185	12,988,973	12,890,408
Depreciation and amortization	596,182	508,212	495,765
Selling and general corporate expenses	377,129	299,170	283,342
	14,963,496	13,796,355	13,669,515
Operating income	826,137	808,057	746,314
Interest and Other Financing Costs, net	354,261	287,415	315,383
Income Before Income Taxes	471,876	520,642	430,931
(Benefit) Provision for Income Taxes	(96,564)	146,455	142,699
Net income	568,440	374,187	288,232
Less: Net income attributable to noncontrolling interest	555	264	426
Net income attributable to Aramark stockholders	$567,885	$373,923	$287,806

Earnings per share attributable to Aramark stockholders:
Basic	$2.31	$1.53	$1.19
Diluted	$2.24	$1.49	$1.16
Weighted Average Shares Outstanding:
Basic	245,771	244,453	242,286
Diluted	253,352	251,557	248,763

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016
(in thousands)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net income	$568,440	$374,187	$288,232
Other comprehensive income (loss), net of tax:
Pension plan adjustments	20,647	19,992	(24,670)
Foreign currency translation adjustments	(31,253)	5,903	3,080
Cash flow hedges:
Unrealized gains (losses) arising during the period	39,311	19,449	(8,426)
Reclassification adjustments	3,675	10,130	21,184
Share of equity investee's comprehensive income (loss)	157	1,549	(5,383)
Other comprehensive income (loss), net of tax	32,537	57,023	(14,215)
Comprehensive income	600,977	431,210	274,017
Less: Net income attributable to noncontrolling interest	555	264	426
Comprehensive income attributable to Aramark stockholders	$600,422	$430,946	$273,591

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016
(in thousands)

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$568,440	$374,187	$288,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596,182	508,212	495,765
Deferred income taxes	(104,289)	(37,856)	52,416
Share-based compensation expense	88,276	65,155	56,942
Changes in operating assets and liabilities:
Accounts Receivable	(45,891)	(111,423)	(32,859)
Inventories	(40,187)	(21,147)	(9,625)
Prepayments and Other Current Assets	42,450	95,536	(64,663)
Accounts Payable	26,658	93,965	4,486
Accrued Expenses	(111,386)	26,804	67,600
Changes in other noncurrent liabilities	1,576	31,959	(33,711)
Changes in other assets	(2,225)	(9,342)	(10,189)
Other operating activities	27,747	37,337	52,920
Net cash provided by operating activities	1,047,351	1,053,387	867,314
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	(628,604)	(552,729)	(512,532)
Disposals of property and equipment	10,491	18,906	26,824
Acquisition of certain businesses, net of cash acquired
Working capital other than cash acquired	37,985	8,114	10,226
Property and equipment	(283,447)	(2,273)	(32,989)
Additions to goodwill, other intangible assets and other assets, net	(1,994,822)	(147,963)	(176,614)
Other investing activities	(6,879)	(2,539)	5,340
Net cash used in investing activities	(2,865,276)	(678,484)	(679,745)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,177,313	3,851,417	1,399,988
Payments of long-term borrowings	(973,689)	(3,911,992)	(1,363,534)
Net change in funding under the Receivables Facility	(254,200)	(13,800)	(82,000)
Payments of dividends	(103,115)	(100,813)	(92,074)
Proceeds from issuance of common stock	21,507	28,779	35,705
Repurchase of common stock	(24,410)	(100,000)	(749)
Other financing activities	(49,253)	(42,277)	(54,741)
Net cash provided by (used in) financing activities	1,794,153	(288,686)	(157,405)
Increase (decrease) in cash and cash equivalents	(23,772)	86,217	30,164
Cash and cash equivalents, beginning of period	238,797	152,580	122,416
Cash and cash equivalents, end of period	$215,025	$238,797	$152,580
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2015	$1,883,359	$2,666	$2,784,730	$(228,641)	$(166,568)	$(508,828)
Net income attributable to Aramark stockholders	287,806			287,806
Other comprehensive income (loss)	(14,215)				(14,215)
Capital contributions from issuance of common stock	48,156	60	48,096
Share-based compensation expense	56,942		56,942
Tax benefits related to stock incentive plans	31,957		31,957
Repurchases of Common Stock	(40,056)					(40,056)
Payments of dividends	(92,943)			(92,943)
Balance, September 30, 2016	$2,161,006	$2,726	$2,921,725	$(33,778)	$(180,783)	$(548,884)
Adoption of new accounting standard	1,129		$(8,013)	9,142
Net income attributable to Aramark stockholders	373,923			373,923
Other comprehensive income (loss)	57,023				57,023
Capital contributions from issuance of common stock	35,724	45	35,679
Share-based compensation expense	65,155		65,155
Repurchases of Common Stock	(132,662)					(132,662)
Payments of dividends	(102,237)			(102,237)
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	567,885			567,885
Other comprehensive income (loss)	32,537				32,537
Capital contributions from issuance of common stock	29,621	22	29,599
Share-based compensation expense	88,276		88,276
Repurchases of Common Stock	(43,406)					(43,406)
Payments of dividends	(104,416)			(104,416)
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. The Company's core market is the United States, which is supplemented by an additional 18-country footprint. The Company operates its business in three reportable segments that share many of the same operating characteristics:

•
Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities. See Note 14 for further discussion over the FSS United States reporting segment reclassification and name change.

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities.

•
Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. Directly markets personalized uniforms and accessories, provides managed restroom services and rents uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurants and hotels, healthcare and pharmaceutical industries.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 28, 2018, September 29, 2017, September 30, 2016 were each fifty-two week periods.
New Accounting Standards Updates
Adopted Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to change the accounting for costs incurred to implement cloud computing arrangements to be consistent with the internal-use software guidance. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company early adopted the guidance in the fourth quarter of fiscal 2018, using the prospective method, which did not have a material impact on the consolidated financial statements.
In August 2017, the FASB issued an ASU to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company early adopted the guidance in the third quarter of fiscal 2018, using the modified retrospective method as if the Company had adopted the standard as of the beginning of fiscal 2018. The guidance did not have a material impact on the consolidated financial statements.
In May 2017, the FASB issued an ASU to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the consolidated financial statements.
In January 2017, the FASB issued an ASU to simplify the subsequent measurement of goodwill as part of the impairment test. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the consolidated financial statements.
In October 2016, the FASB issued an ASU to require entities to recognize the income tax consequences of certain intercompany assets transfers at the transaction date. The guidance is effective for the Company in the first quarter of fiscal 2019 and early

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption is permitted. The Company early adopted the guidance in the fourth quarter of fiscal 2018, which did not have a material impact on the consolidated financial statements.
In August 2016, the FASB issued an ASU to address the classification of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the consolidated financial statements.
In July 2015, the FASB issued an ASU which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2018, which did not have an impact on the consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to defined benefit pension plans. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to fair value measurements. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In July 2018, the FASB issued two ASUs regarding the lease recognition standard. The guidance provides clarification on issues identified regarding the adoption of the standard, provides an additional transition method to adopt the standard and provides an additional practical expedient to lessors. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In July 2018, the FASB issued an ASU which clarifies, corrects errors in or makes minor improvements to the Codification. The guidance is effective for the Company either upon issuance or in the first quarter of fiscal 2020, depending on the amendment. There was no impact on the consolidated financial statements related to the amendments that were effective upon issuance of the guidance and the Company is currently evaluating the impact of the remaining amendments of the pronouncement.
In February 2018, the FASB issued an ASU which provides clarification regarding guidance related to the financial instrument standard. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company will adopt this standard in conjunction with the financial instrument standard, as described below.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the revenue recognition standard (see below) and the leases recognition standard. The guidance is effective for the Company in the first quarter of fiscal 2019 with respect to the revenue recognition standard and in the first quarter of fiscal 2020 with respect to the lease recognition standard. Early adoption is permitted. The Company will adopt this standard in conjunction with the revenue recognition standard and the lease recognition standard, both as described below.
In May 2017, the FASB issued an ASU to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company will adopt this standard in conjunction with the revenue recognition standard, as described below.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company expects adoption of this standard to result in no impact to net income. However, certain balances will be reclassified from Cost of Services Provided to Interest and Other Financing Costs, net on the Consolidated Statements of Income.
In February 2017, the FASB issued an ASU to clarify the accounting guidance for partial sales of nonfinancial assets. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company does not expect adoption to impact the consolidated financial statements.
In January 2017, the FASB issued an ASU to clarify the definition of a business. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company continues to review its lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. Based on the assessment to date, the Company expects adoption of this standard to result in a material increase in lease-related assets and liabilities in its Consolidated Balance Sheets, but does not expect it to have a significant impact in its Consolidated Statements of Income or Cash Flows.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are to be measured at fair value with the changes in fair value recognized in net income. The guidance is effective for the Company in the first quarter of fiscal 2019 and will be adopted using a modified retrospective approach, with a cumulative transition adjustment recorded to retained earnings. The Company has a cost method investment that it is studying to determine if a write up to fair value is warranted.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which supersedes most current revenue recognition guidance. The standard outlines a single comprehensive model which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the standard requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company beginning in the first quarter of fiscal 2019 and the Company plans to adopt the ASU then.
In connection with the new revenue recognition guidance, the Company has completed its comprehensive contract review project, including contracts relating to its recent acquisitions, and an evaluation of the standard's impact on the timing and presentation of various financial aspects of its contractual arrangements. While the Company expects that the standard will not have a material impact on the timing of revenue recognition or net income, it will have an impact on the financial statement line item classification of certain items. Upon adoption of the new standard, the following changes are expected to occur:

•	certain fees, estimated to be approximately $375.0 million annually, in the Uniform segment, currently recognized as a reduction to “Cost of services provided,” will be recognized in “Sales;”

•
costs to obtain contracts related to employee commissions, currently expensed to “Cost of service provided” at contract inception, will be capitalized in “Other Assets” and expensed on a straight-line basis to “Cost of services provided” over the expected customer relationship period; and

•
client contract investments, currently capitalized within “Other Assets” and amortized to “Depreciation and amortization” will continue to be expensed over the contract life as either a leasehold improvement in “Property and equipment, net” (approximately $760.0 million as of September 28, 2018) or as an “Other Asset” (approximately $265.0 million as of September 28, 2018) and primarily classified in “Depreciation and amortization” or "Cost of services provided."

The Company identified and is implementing appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard. The Company will adopt the standard using the modified retrospective transition method, resulting in the recognition of an estimated cumulative transition adjustment, net of tax, between $75.0 million and $100.0 million to retained earnings effective as of September 29, 2018. The adjustment to retained earnings will reflect the unwinding of previously recognized costs to obtain contracts, along with the associated deferred tax impact from the unwinding of these costs.
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
Certain profit and loss contracts include payments to the client, typically calculated as a fixed or variable percentage of various categories of sales and income. In some cases these contracts require minimum guaranteed payments, typically contingent on certain future events. These expenses are currently recorded in “Cost of services provided.”
Sales from client interest contracts are generally comprised of amounts billed to clients for food, labor and other costs that the Company incurs, controls and pays for. Sales from these contracts also include any associated management fees, client

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidies or incentive fees based upon the Company's performance under the contract. Sales from direct marketing activities are recognized upon shipment. All sales related taxes are presented on a net basis.
Advanced payments received from clients are reflected as deferred income within “Accrued expenses and other current liabilities.” Deferred income is recognized in “Sales” over the period of expected benefit, as the related services are provided.
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. A majority of the Company’s receivables balances are based on contracts with customers.
The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectibility, the aging of accounts receivable and its analysis of customer data. Bad debt expense is classified within “Cost of services provided.”
Vendor Consideration
Consideration received from vendors includes rebates, allowances and volume discounts and are accounted for as an adjustment to the cost of the vendors' products or services and are reported as a reduction of "Cost of services provided," "Inventory," or "Property and equipment, net." Income from rebates, allowances and volume discounts is recognized based on actual purchases in the fiscal period relative to total actual purchases to be made for the contractual rebate period agreed to with the vendor. Rebates, allowances and volume discounts related to “Inventory” held at the balance sheet date are deducted from the carrying value of these inventories. Rebates, allowances and volume discounts related to "Property and equipment, net" are deducted from the costs capitalized. Upon adoption of the new revenue recognition standard, there will be no significant changes to the accounting for vendor consideration.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018			September 29, 2017			September 30, 2016
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$568,440			$374,187			$288,232
Pension plan adjustments	29,650	(9,003)	20,647	22,548	(2,556)	19,992	(37,957)	13,287	(24,670)
Foreign currency translation adjustments	(31,003)	(250)	(31,253)	5,903	—	5,903	18,547	(15,467)	3,080
Cash flow hedges:
Unrealized gains (losses) arising during the period	55,445	(16,134)	39,311	31,884	(12,435)	19,449	(23,437)	15,011	(8,426)
Reclassification adjustments	5,185	(1,510)	3,675	16,606	(6,476)	10,130	34,861	(13,677)	21,184
Share of equity investee's comprehensive income (loss)	157	—	157	2,383	(834)	1,549	(8,282)	2,899	(5,383)
Other comprehensive income (loss)	59,434	(26,897)	32,537	79,324	(22,301)	57,023	(16,268)	2,053	(14,215)
Comprehensive income			600,977			431,210			274,017
Less: Net income attributable to noncontrolling interest			555			264			426
Comprehensive income attributable to Aramark stockholders			$600,422			$430,946			$273,591
Accumulated other comprehensive loss consists of the following (in thousands):

	September 28, 2018	September 29, 2017
Pension plan adjustments	$(24,628)	$(45,275)
Foreign currency translation adjustments	(93,811)	(62,558)
Cash flow hedges	36,192	(6,794)
Share of equity investee's accumulated other comprehensive loss	(8,976)	(9,133)
	$(91,223)	$(123,760)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the fourth quarter of fiscal 2018, Argentina was determined to be a highly inflationary economy. As a result, the Company remeasured the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurement was a foreign currency transaction loss of approximately $3.8 million during fiscal 2018 to the consolidated financial statements. Transaction gains and losses exclusive of Argentina's operations are included in the Company's operating results for fiscal 2018, fiscal 2017 and fiscal 2016 were not material.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of inventories are as follows:

	September 28, 2018	September 29, 2017
Food	31.6%	36.9%
Career apparel and linens(1)	65.7%	60.5%
Parts, supplies and novelties	2.7%	2.6%
	100.0%	100.0%

(1)	Increase during fiscal 2018 due to the acquisition of AmeriPride. See Note 2.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2018, fiscal 2017 and fiscal 2016 was $270.0 million, $237.9 million, and $234.8 million, respectively. The increase from fiscal 2017 to fiscal 2018 is primarily driven by the acquisition of AmeriPride (see Note 2).
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
During fiscal 2016, the Company received proceeds of approximately $9.5 million related to the sale of a building within the FSS United States segment, resulting in a loss of approximately $5.1 million, which is included in "Cost of services provided" in the Consolidated Statement of Income. Also during fiscal 2016, the Company recorded an impairment charge of approximately $6.0 million, which is included in "Cost of services provided" in the Consolidated Statements of Income, to write off certain idle service equipment in the Uniform segment.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 28, 2018	September 29, 2017
Client contract investments(1)	$1,034,476	$981,300
Miscellaneous investments(2)	239,547	247,601
Long-term receivables	90,068	72,406
Computer software costs, net(3)	152,188	111,005
Interest rate swap agreements	54,708	—
Other(4)	122,184	62,412
	$1,693,171	$1,474,724

(1)
Client contract investments generally represent a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operates. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is reimbursed for the unamortized client contract investment amount. Amortization expense was $183.6 million, $159.6 million and $142.5 million during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

(2)
Miscellaneous investments represent investments in 50% or less owned entities, including the Company's 50% ownership in AIM Services Co., Ltd., a Japanese food and support services company (approximately $155.1 million and $173.8 million at September 28, 2018 and September 29, 2017, respectively).

(3)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to ten years.

(4)	Other consists of noncurrent deferred tax assets, pension assets and deferred financing costs on certain revolving credit facilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 28, 2018	September 29, 2017
Deferred income	$299,089	$294,781
Accrued client expenses	98,282	84,138
Accrued taxes	96,855	75,156
Accrued insurance and interest	164,890	87,143
Other	358,917	305,222
	$1,018,033	$846,440
Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 28, 2018	September 29, 2017
Deferred income tax payable	$503,429	$570,893
Deferred compensation	226,558	229,663
Pension-related liabilities	28,478	14,164
Interest rate swap agreements	—	9,313
Other noncurrent liabilities	218,750	154,911
	$977,215	$978,944
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
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	September 28, 2018	September 29, 2017	September 30, 2016
Interest paid	$307.1	$201.7	$275.4
Income taxes (refunded) paid(1)	(1.1)	126.3	55.6
(1) During fiscal 2018, the Company was in a net refund position, primarily due to the impact of the Tax Cuts and Jobs Act (see Note 8).
Significant noncash activities follow:

•
During fiscal 2018, fiscal 2017 and fiscal 2016, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $34.0 million, $55.4 million and $36.4 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2018, fiscal 2017 and fiscal 2016, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $19.0 million, $32.7 million and $40.1 million, respectively.

NOTE 2. ACQUISITIONS AND DIVESTITURES:
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company and its results will be included in the Company's Uniform segment. The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement (see Note 5). During the fiscal year ended September 28, 2018, the Company incurred acquisition-related costs of $12.7 million, included in "Selling and general corporate expenses," and $5.2 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of Income.
Consideration
The Company has accounted for the AmeriPride acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation of certain taxes. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. These adjustments may have a material impact on the Company's results of operations and financial position. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$237,807
Noncurrent assets	959,347
Total assets	$1,197,154

Current liabilities	$136,751
Noncurrent liabilities	64,974
Total liabilities	$201,725

Intangible Assets
The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$297.0	15
Trade names	24.0	3	to indefinite
Total intangible assets	$321.0

The estimated fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The fair value of the two trade names acquired were determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded approximately $364.6 million of goodwill in connection with its preliminary purchase price allocation relating to the AmeriPride acquisition, all of which was recognized in the Uniform reporting segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand and complement its existing uniform business and to enhance its customer service experience, in addition to the anticipated synergies the Company expects to generate from the acquisition. Goodwill related to the AmeriPride acquisition may be revised upon final determination of the purchase price allocation.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, the Company completed the acquisition of Avendra, a hospitality procurement services provider in North America, which included the merger of Capital Merger Sub, LLC, a wholly owned subsidiary of the Company, with Avendra, pursuant to the Agreement and Plan of Merger ("Avendra Merger Agreement") dated as of October 13, 2017, by and among Aramark Services, Inc. (“ASI”), a wholly owned subsidiary of the Company, Avendra, Capital Merger Sub, LLC, and Marriott International, Inc., in its capacity as Holder Representative. Avendra continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company whose financial results are included within the FSS United States reporting segment from December 11, 2017. The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. In order to finance the Avendra acquisition, the Company entered into a long-term financing agreement (see Note 5). During the fiscal year ended September 28, 2018, the Company incurred acquisition-related costs of $11.5 million, included in "Selling and general corporate expenses," and $6.7 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of Income.
Consideration
The Company has accounted for the Avendra acquisition as a business combination under the acquisition method of accounting. The Company has finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$157,614
Noncurrent assets	1,345,532
Total assets	$1,503,146

Current liabilities	$111,087
Noncurrent liabilities	5,681
Total liabilities	$116,768
Intangible Assets
The following table identifies the Company’s allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$567.0	15
Trade name	222.0	indefinite
Total intangible assets	$789.0
The fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The fair value of the trade name was determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded approximately $530.5 million of goodwill in connection with its purchase price allocation relating to the Avendra acquisition, all of which was recognized in the FSS United States reporting segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its buying scale through Avendra’s procurement capabilities and to expand its customer base outside of its traditional industries, in addition to the anticipated synergies the Company expects to generate from the acquisition.
Combined Sales and Earnings for AmeriPride and Avendra

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company’s Consolidated Statements of Income for the fiscal year ended September 28, 2018 were combined sales from AmeriPride and Avendra of approximately $522.2 million related to these entities. Combined net income for the results of AmeriPride and Avendra was approximately $8 million for the fiscal year ended September 28, 2018, which excludes the impact of the increased interest expense incurred from the financing of the acquisitions and acquisition related costs included in the Corporate segment.
Unaudited Pro Forma Results of Operations for AmeriPride and Avendra
The following table reflects the unaudited pro forma combined results of operations for the fiscal years ended September 28, 2018 and September 29, 2017 for the Company, assuming the closing of both acquisitions occurred on October 1, 2016:

	Fiscal Year Ended
Unaudited (in thousands)	September 28, 2018	September 29, 2017
Total sales	$16,014,463	$15,378,832
Net income	624,334	328,932
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
Other Acquisitions
During fiscal 2018, the Company paid net cash consideration of approximately $30.6 million for various acquisitions, excluding the purchases of AmeriPride and Avendra. During fiscal 2017, the Company paid cash consideration of approximately $142.1 million for various acquisitions. The sales, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
During the fourth quarter of fiscal 2016, the Company acquired the assets of HPSI, a group purchasing organization, in its FSS United States segment for cash consideration of $140.0 million.
During the second quarter of fiscal 2016, the Company completed the purchase of Avoca Handweavers Limited ("Avoca"), an Irish retail and cafe business, for cash consideration of approximately $65.8 million (approximately $59.2 million, net of cash acquired). The sales, net income, assets and liabilities of HPSI and Avoca did not have a material impact on the Company's consolidated financial statements.
Divestiture
During the fourth quarter of fiscal 2018, the Company announced that it signed an agreement to sell its Healthcare Technologies ("HCT") business for $300.0 million. The sale closed during the first quarter of fiscal 2019. The Company intends to use a majority of the proceeds to repay debt. The Company also plans to repurchase $50 million of its common stock.
NOTE 3. SEVERANCE AND ASSET WRITE-DOWNS:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions, which resulted in a net severance charge of approximately $36.6 million during fiscal 2018.
During fiscal 2017, the Company updated its previously initiated actions on streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. The Company recorded net severance charges of approximately $18.4 million during fiscal 2017.
During fiscal 2016, the Company continued to refine its focus on streamlining and improving the efficiency and effectiveness of its selling, general and administrative functions. As a result, the Company recorded net severance charges of approximately $24.9 million during fiscal 2016.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the unpaid obligations for severance and related costs as of September 28, 2018, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2019.

(in millions)	September 29, 2017	Net Charges	Payments and Other	September 28, 2018
Severance and Related Costs Accrual	$17.8	36.6	(37.8)	$16.6
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country or region is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company completed its annual goodwill impairment test for fiscal 2018, which determined goodwill was not impaired. The Company performs its annual impairment test as of the end of the fiscal month of August.
Changes in total goodwill during fiscal 2018 is as follows (in thousands):

Segment	September 29, 2017	Acquisitions	Translation and Other	September 28, 2018
FSS United States	$3,493,756	$534,698	$—	$4,028,454
FSS International	637,816	2,656	(14,093)	626,379
Uniform	583,939	372,204	(408)	955,735
	$4,715,511	$909,558	$(14,501)	$5,610,568
During the first quarter of fiscal 2018, $173.3 million of goodwill related to certain Canadian businesses was reclassified out of the FSS United States segment and into the FSS International segment (see Note 14), which is reflected in the opening balance as of September 29, 2017. Goodwill related to the AmeriPride acquisition made during fiscal 2018 may be revised upon final determination of the purchase price allocation (see Note 2).
Other intangible assets consist of (in thousands):

	September 28, 2018			September 29, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,244,215	$(1,156,811)	$1,087,404	$1,376,812	$(1,063,350)	$313,462
Trade names	1,050,825	(1,385)	1,049,440	807,362	—	807,362
	$3,295,040	$(1,158,196)	$2,136,844	$2,184,174	$(1,063,350)	$1,120,824

During fiscal 2018, the Company acquired customer relationship assets and trade names with values of approximately $887.5 million and $246.0 million, respectively. During fiscal 2017, the Company acquired customer relationship assets and trade names with values of approximately $67.0 million and $22.9 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, 5 to 24 years, with a weighted average life of approximately 15 years. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade name impairment test for fiscal 2018, which did not result in an impairment charge. Other intangible asset values related to the AmeriPride acquisition made during fiscal 2018 may be revised upon final determination of the purchase price allocation (see Note 2). Amortization of other intangible assets for fiscal 2018, fiscal 2017 and fiscal 2016 was approximately $112.1 million, $87.9 million and $98.5 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the recorded balances at September 28, 2018, total estimated amortization of all acquisition-related intangible assets for fiscal years 2019 through 2023 follows (in thousands):

2019	$113,202
2020	112,560
2021	104,750
2022	84,019
2023	75,996
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 28, 2018	September 29, 2017
Senior secured revolving credit facility, due March 2022	$77,000	$—
Senior secured term loan facility, due March 2022	399,568	1,125,858
Senior secured term loan facility, due February 2023	139,106	—
Senior secured term loan facility, due March 2024	1,325,923	1,403,429
Senior secured term loan facility, due March 2025	1,656,919	—
5.125% senior notes, due January 2024	902,908	903,654
5.000% senior notes, due April 2025	590,884	589,733
3.125% senior notes, due April 2025(1)	373,240	379,429
4.750% senior notes, due June 2026	494,082	493,464
5.000% senior notes, due February 2028	1,136,472	—
Receivables Facility, due May 2021	—	254,200
Capital leases	143,388	114,400
Other	4,494	4,321
	7,243,984	5,268,488
Less—current portion	(30,907)	(78,157)
	$7,213,077	$5,190,331

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.
As of September 28, 2018, there was approximately $913.8 million of outstanding foreign currency borrowings.
Senior Secured Credit Agreement
ASI and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement").
The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 28, 2018:

•
A U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") in the amount of $1,325.9 million, due 2024, ("U.S. Term Loan B due 2024") and $1,656.9 million, due 2025 ("U.S. Term Loan B due 2025");

•	A yen denominated term loan to ASI in the amount of ¥10,777.8 million (approximately $94.8 million), due 2022 (the "Yen Term Loan due 2022");

•
A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD200.0 million (approximately $154.9 million), due 2022, (the "Canadian Term Loan due 2022") and CAD179.6 million (approximately $139.1 million), due 2023 (the "Canadian Term Loan A-1 due 2023"); and

•	A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €129.1 million (approximately $149.8 million), due 2022 (the "Euro Term Loan due 2022").
The Credit Agreement also includes a revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1.0 billion. The revolving credit facility has a final maturity date of March 28, 2022. As of September 28, 2018, there was approximately $902.8 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate ranges from 0.25% to 0.40% per annum. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The primary borrower under the senior secured credit facilities is ASI. In addition, certain subsidiaries of ASI are borrowers of the term loan facilities and/or the revolving credit facility. The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
Term Loans
U.S. Term Loan B due 2024 and Yen Term Loan due 2022
On May 24, 2018, ASI entered into Amendment No. 5 ("Amendment No. 5") to the Credit Agreement. Amendment No. 5 changed the applicable interest rate on the outstanding borrowings related to the U.S. Term Loan B due 2024. As a result of the amendment, the applicable margin on the U.S. Term Loan due 2024 was changed from 2.00% for borrowings based on the LIBOR rate to 1.75% and from 1.00% for borrowings based on the base rate to 0.75%. There were no other material changes to the terms of the U.S. Term Loan B due 2024.
On May 11, 2018, ASI entered into Amendment No. 4 ("Amendment No. 4") to the Credit Agreement. Amendment No. 4 changed the applicable interest rate on the outstanding borrowings related to the Yen Term Loan due 2022. As a result of the amendment, the applicable margin on the Yen Term Loan due 2022 was changed from 1.75% to 1.50%. All other terms related to the Yen Term Loan due 2022 remained unchanged.
U.S. Term Loan B due 2025
On December 11, 2017, ASI entered into Incremental Amendment No. 2 (“Incremental Amendment No. 2”) to the Credit Agreement. Incremental Amendment No. 2 provided for an incremental senior secured credit facility under the Credit Agreement, the U.S. Term Loan B due 2025, comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $1,785.0 million, due on March 11, 2025. On June 12, 2018, the Company entered into Amendment No. 6 ("Amendment No. 6") to the Credit Agreement, which changed the applicable interest rate on the outstanding U.S. Term Loan B due 2025 borrowings. There were no other material changes to the terms of the U.S. Term Loan B due 2025 as a result of Amendment No. 6.
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
The net proceeds from the U.S. Term Loan B due 2025 were used to finance the Avendra acquisition and, together with approximately $200.0 million of proceeds from a borrowing made under the Credit Agreement’s revolving credit facility, to repay the $633.8 million of principal outstanding on the U.S. Term Loan A due 2022 under the Credit Agreement, along with accrued interest and certain fees and related expenses. The Company recorded $5.7 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income for fiscal 2018 for the write-off of debt issuance costs.
The Company capitalized third-party costs of approximately $8.9 million directly attributable to the U.S. Term Loan B due 2025, which are included in "Long-Term Borrowings" in the Consolidated Balance Sheets as of September 28, 2018.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian Term Loan A-1 due 2023
On February 28, 2018, ASI entered into Incremental Amendment No. 3 (“Incremental Amendment No. 3”) to the Credit Agreement. Incremental Amendment No. 3 provided for an incremental, senior secured credit facility under the Credit Agreement, the Canadian Term Loan A-1 due 2023, comprised of a Canadian dollar denominated term loan made to Aramark Canada Limited ("ACL"), a company organized under the laws of Canada and an indirect subsidiary of ASI in an amount equal to CAD200 million (approximately $139.1 million net as of September 28, 2018) due on February 28, 2023.
The net proceeds from the Canadian Term Loan A-1 due 2023 were used to pay down certain borrowings on the revolving credit facility and to pay fees and expenses related to the consummation of Incremental Amendment No. 3.
The Canadian Term Loan A-1 due 2023 bears interest at a rate equal to, at the Company’s option, either (a) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Bank Act of Canada rate plus 1.00% plus an applicable margin set initially at 1.75% for borrowings based on the Bank Act of Canada rate and 0.75% for borrowings based on the Canadian base rate, in each case, subject to a reduction of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00. Accordingly, the applicable margin spread for the Canadian Term Loan A-1 due 2023 is 1.25% to 1.75% (as of September 28, 2018 - 1.625%) with respect to Bank Act of Canada borrowings, subject to a floor of 0.00%, and 0.25% to 0.75% (as of September 28, 2018 - 0.625%) with respect to Canadian base rate borrowings, subject to a floor of 0.00%.
The Canadian Term Loan A-1 due 2023 requires the payment of installments in quarterly principal amounts of CAD2.5 million from March 31, 2018 through December 31, 2019, CAD3.75 million from March 31, 2020 through December 31, 2020, CAD5.0 million from March 31, 2021 through December 31, 2021, CAD7.5 million from March 31, 2022 through December 31, 2022, and CAD115.0 million at maturity. The Canadian Term Loan A-1 due 2023 is subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing term loans outstanding under the Credit Agreement.
Canadian Term Loan due 2022 and Euro Term Loan due 2022
The applicable margin spread for the Canadian Term Loan due 2022 and the senior secured revolving credit facility is 1.50% to 2.25% with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees and 0.50% to 1.25% with respect to U.S. and Canadian base rate borrowings. The applicable margin for the Euro Term Loan due 2022 is 1.50%.
Incremental Facilities
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans and (ii) with respect to any voluntary prepayments of the U.S. Term Loan B due 2024 in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to September 28, 2017, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
The Company made optional prepayments of approximately $260.4 million, $330.6 million and $160.0 million of outstanding U.S. dollar term loans, during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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
The Company is required to make quarterly principal repayments on the U.S. Term Loan B due 2024 and the Yen Term Loan due 2022 in quarterly amounts of 1.00% per annum of their funded total principal amount. The Company is required to make quarterly principal repayments on the Canadian Term Loan due 2022 in quarterly amounts of 4.4%, 5.0%, 7.5%, 10.1% and 15.1% per annum of their funded total principal amount after the anniversary of the first, second, third, fourth and fifth years under the Credit Agreement. The Company is required to make quarterly principal repayments on the Euro Term Loan due 2022 in quarterly amounts of 5.0%, 6.3%, 8.8%, 12.5% and 15.0% per annum of their funded total principal amount after the anniversary of the first, second, third, fourth and fifth years under the Credit Agreement.
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
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt; and fundamentally change ASI's business. In addition, the Credit Agreement requires ASI to comply with a maximum Consolidated Secured Debt Ratio maintenance covenant. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 28, 2018, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term Loan B due 2024 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 28, 2018 was 2.05x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 4.80x for the fiscal year ended September 28, 2018.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition, to pay down certain borrowings under the revolving credit facility and to pay fees related to the transaction. During the second quarter of fiscal 2018, the Company capitalized third-party costs of approximately $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" in the Consolidated Balance Sheets.
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
5.000% Senior Notes due 2025 and 3.125% Senior Notes due 2025
On March 22, 2017, ASI issued $600.0 million of 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"). The 5.000% 2025 Notes were issued pursuant to an indenture (the "5.000% 2025 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and The Bank of New York Mellon, as trustee. The 5.000% 2025 Notes were issued at par. On March 27, 2017, Aramark International Finance S.à r.l. ("AIFS"), an indirect wholly owned subsidiary of the Company, issued €325.0 million of 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"). The 3.125% 2025 Notes were issued pursuant to an indenture (the "3.125% 2025 Notes Indenture"), entered into by and among AIFS, the Company and certain other Aramark entities, as guarantors, The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent. The 3.125% 2025 Notes were issued at par.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Notes are senior unsecured obligations of the respective Issuers. Each series of the 2025 Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI, ASI's 5.125% Senior Notes due 2024 (the "2024 Notes") and 4.750% Senior Notes due 2026 (the "2026 Notes") and will rank senior in right of payment to the respective Issuer's future subordinated indebtedness. The 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities, the 2024 Notes, the 2026 Notes and the 2028 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 2024 Notes, the 2026 Notes, the 5.000% 2025 Notes and the 2028 Notes. Each series of the 2025 Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2025 Notes. Interest on the 2025 Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2017.
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
5.125% Senior Notes due 2024 and 4.75% Senior Notes due 2026
On December 17, 2015, ASI issued $400 million of 5.125% Senior Notes due January 15, 2024 (the "Original 2024 Notes"), pursuant to an indenture, dated as of December 17, 2015 (the "2024 Base Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the Original 2024 Notes, and The Bank of New York Mellon, as trustee. The Original 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the offering of the Original 2024 Notes.
On May 31, 2016, ASI issued $1,000 million aggregate principal amount of senior unsecured notes, consisting of $500 million of additional 5.125% Senior Notes due January 15, 2024 (the "New 2024 Notes") and $500 million of 4.75%Senior Notes due June 1, 2026 (the "2026 Notes"). The New 2024 Notes constitute a further issuance of the Original 2024 Notes (together with the New 2024 Notes, the "2024 Notes"). The New 2024 Notes were issued pursuant to the Base Indenture, as supplemented by the supplemental indenture, dated as of May 31, 2016 (the "2024 Supplemental Indenture" and together with the 2024 Base Indenture, the "2024 Notes Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the New 2024 Notes, and The Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016 (the "2026 Notes Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The New 2024 Notes were issued at a premium of $18.8 million, which created an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Consolidated Balance Sheets and is amortized to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income until maturity in 2024.
The 2024 Notes and 2026 Notes are senior unsecured obligations of ASI. The 2024 Notes and 2026 Notes rank equal in right of payment to all of the ASI's existing and future senior debt and senior in the right of payment to the ASI's future debt and other obligations that are expressly subordinated in right of payment to the 2024 Notes and 2026 Notes. The 2024 Notes and 2026

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The 2024 Notes and 2026 Notes and the guarantees thereof are effectively subordinated to all existing and future secured debt of ASI and the guarantors, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2024 Notes and 2026 Notes. Interest on the 2024 Notes is payable on January 15 and July 15 of each year. Interest on the 2026 Notes is payable on June 1 and December 1 of each year.
In the event of certain types of changes of control, the holders of the 2024 Notes or 2026 Notes may require ASI to purchase for cash all or a portion of their 2024 Notes or 2026 Notes, as applicable, at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, but not including, the purchase date. Beginning January 15, 2019, ASI has the option to redeem all or a portion of the 2024 Notes at any time at the redemption prices set forth in the 2024 Notes Indenture, plus accrued and unpaid interest. Beginning June 1, 2021, ASI has the option to redeem all or a portion of the 2026 Notes at any time at the redemption prices set forth in the 2026 Notes Indenture, plus accrued and unpaid interest.
The 2024 Notes Indenture and 2026 Notes Indenture contain covenants limiting the ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's assets; and designate ASI's subsidiaries as unrestricted subsidiaries. They also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 2024 Notes and 2026 Notes to become or to be declared due and payable.
Fiscal 2017 Refinancing Transactions
During fiscal 2017, the net proceeds from the 2025 Notes and borrowings under the senior secured term loan facilities under the Credit Agreement were used to repay all existing outstanding borrowings under the term loans under the Previous Credit Agreement, to redeem ASI's 5.750% senior notes, due March 2020 (the "2020 Notes"), and to pay certain fees and related expenses. The Company recorded $28.5 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income for the fiscal year ended September 29, 2017, consisting of $25.2 million of non-cash charges for the write-off of deferred financing costs and original issue discount and $3.3 million for the call premium on the 2020 Notes. The Company used the borrowings to pay down a portion of the existing U.S. Term Loan B due 2024 loans outstanding under the Credit Agreement and to pay certain related fees and expenses.
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
Receivables Facility
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
At September 28, 2018, there were no borrowings outstanding on the Receivables Facility. At September 29, 2017, the amount of outstanding borrowings under the Receivables Facility was $254.2 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities and Interest and Other Financing Costs, net
At September 28, 2018, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $58.5 million reduction to long-term borrowings from debt issuance costs and the increase of $12.4 million from the premium on the 2024 Notes) are as follows (in thousands):

2019	$30,907
2020	42,799
2021	78,892
2022	467,390
2023	107,978
Thereafter	6,562,177
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Interest expense	$353,048	$285,995	$315,166
Interest income	(9,238)	(5,942)	(5,288)
Other financing costs	10,451	7,362	5,505
Total	$354,261	$287,415	$315,383
During the first quarter of 2019, the Company extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023.
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has approximately $2.6 billion notional amount of outstanding interest rate swap agreements as of September 28, 2018, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During fiscal 2018, the Company entered into approximately $1.6 billion notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $600.0 million matured during fiscal 2018. As a result of the Credit Agreement entered into in fiscal 2017, the Company de-designated the previous interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the Credit Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. The Company then amended the interest rate swap agreements to match the terms of the new term loans under the Credit Agreement to meet the criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the Company recorded charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income during fiscal 2017 of approximately $2.9 million for the changes in market value of the interest rate swaps.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 28, 2018 and September 29, 2017, approximately $36.2 million and ($6.8) million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
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
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Interest rate swap agreements	$55,445	$31,884	$(21,321)
Cross currency swap agreements	—	—	(2,116)
	$55,445	$31,884	$(23,437)
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 28, 2018, the Company has contracts for approximately 15.4 million gallons outstanding through fiscal 2019. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was not material in both fiscal 2018 and 2017 and was a gain of approximately $8.1 million for fiscal 2016. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Consolidated Statements of Income.
As of September 28, 2018, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €59.0 million, £4.5 million and CAD20.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value, using Level 2 inputs (see Note 15 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 28, 2018	September 29, 2017
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$1,459	$—
Interest rate swap agreements	Noncurrent Assets	54,708	—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$209	$80
Gasoline and diesel fuel agreements	Prepayments and other current assets	3,623	3,626
		$59,999	$3,706
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accrued expenses and other current liabilities	$—	$1,196
Interest rate swap agreements	Other Noncurrent Liabilities	—	9,313
		$—	$10,509
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 28, 2018	September 29, 2017	September 30, 2016
Designated as hedging instruments:
Interest rate swap agreements	Interest Expense	$5,185	$16,606	$32,800
Cross currency swap agreements	Interest Expense	—	—	2,061
		$5,185	$16,606	$34,861
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(7,360)	$(1,277)	$(685)
Foreign currency forward exchange contracts	Interest Expense	(67)	(886)	(8,847)
		$(7,427)	$(2,163)	$(9,532)
		$(2,242)	$14,443	$25,329
The Company has an outstanding Japanese yen denominated term loan in the amount of ¥10,777.8 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €129.1 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in our European affiliates.
At September 28, 2018, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $8.3 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2018, fiscal 2017 and fiscal 2016 was $22.5 million, $27.5 million and $32.4 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2018, fiscal 2017 and fiscal 2016 was $8.6 million, $6.9 million and $9.4 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2018, fiscal 2017 and fiscal 2016 (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Service cost	$7,121	$8,834	$7,850
Interest cost	10,579	8,398	11,041
Expected return on plan assets	(22,864)	(18,350)	(17,679)
Settlements and curtailments	3,312	—	159
Amortization of prior service cost	116	122	107
Recognized net loss	1,646	3,400	1,504
Net periodic pension cost (income)	$(90)	$2,404	$2,982

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 28, 2018	September 29, 2017
Benefit obligation, beginning	$333,672	$339,313
Impact of AmeriPride acquisition	79,605	—
Foreign currency translation	(11,312)	13,883
Service cost	7,121	8,834
Interest cost	10,579	8,398
Employee contributions	2,571	2,261
Actuarial loss (gain)	(10,869)	(24,923)
Benefits paid	(16,862)	(14,316)
Settlements and curtailments(1)	(22,662)	222
Change in control payment	(5,417)	—
Benefit obligation, ending	$366,426	$333,672
Change in plan assets:
Fair value of plan assets, beginning	$341,538	$319,985
Impact of AmeriPride acquisition	73,273	—
Foreign currency translation	(12,359)	14,564
Employer contributions	13,988	4,285
Employee contributions	2,571	2,261
Actual return on plan assets	23,971	14,759
Benefits paid	(16,862)	(14,316)
Settlements(1)	(10,877)	—
Change in control payment	(5,417)	—
Fair value of plan assets, end	409,826	341,538
Funded Status at end of year	$43,400	$7,866

(1)	Fiscal 2018 includes the impact of the Canadian pension plan freeze and the UK pension plan settlement resulting from the transfer of members out of the plan.
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 28, 2018	September 29, 2017
Noncurrent benefit asset (included in Other Assets)	$59,481	$23,056
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(16,081)	(15,190)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	48,067	77,717
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 28, 2018	September 29, 2017
Discount rate	3.2%	2.8%
Rate of compensation increase	2.0%	2.4%
Long-term rate of return on assets	5.8%	6.1%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 28, 2018	September 29, 2017
Discount rate	3.3%	2.9%
Rate of compensation increase	2.1%	2.4%

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions, including discount rate, expected return on assets, compensation increases and health care trends, are adjusted annually, as necessary, based on prevailing market conditions and actual experience. The Company elected to use a spot-rate approach for the discount rate used in the calculation of pension interest and service cost for fiscal 2017 and beyond. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation. Historically, the Company used a weighted-average approach to determine the appropriate discount rate. The impact of the change is not material to the consolidated financial statements.
The accumulated benefit obligation as of September 28, 2018 was $364.0 million. During fiscal 2018, settlement gains and actuarial losses of approximately $3.9 million and $22.2 million, respectively, were recognized in other comprehensive income (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive income (loss) as of September 28, 2018 expected to be recognized in net periodic pension cost during fiscal 2019 is approximately $1.5 million (before taxes).
The accumulated benefit obligation as of September 29, 2017 was $316.0 million. During fiscal 2017, actuarial losses of approximately $24.8 million were recognized in other comprehensive loss (before taxes) and $3.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 28, 2018 and September 29, 2017 (in thousands):

	September 28, 2018	September 29, 2017
Projected benefit obligation	$16,081	$141,401
Accumulated benefit obligation	15,935	140,547
Fair value of plan assets(1)	—	126,210

(1)	The change in the fair value of the plan assets relates to certain plans being in a funded status position.
Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities, 20-50% invested in debt securities and 0-10% in real estate investments and cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for the Company's defined benefit pension plans as of September 28, 2018 and September 29, 2017 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 28, 2018	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$20,568	$20,568	$—	$—
Equity securities:
Investment trusts	11,689	11,689	—	—
Investment funds:
Equity funds	220,853	—	220,853	—
Fixed income funds	146,271	—	146,271	—
Real estate	10,445	—	—	10,445
Total	$409,826	$32,257	$367,124	$10,445

	September 29, 2017	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$741	$741	$—	$—
Investment funds:
Equity funds	202,253	—	202,253	—
Fixed income funds	128,155	—	128,155	—
Real estate	10,389	—	—	10,389
Total	$341,538	$741	$330,408	$10,389
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets. Fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic companies (approximately 34%) and international companies (approximately 66%) that are diversified across industry, country and stock market capitalization. Investments in fixed income securities consist of international corporate bonds and government securities. Substantially all of the real estate investments are in international markets. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active.
During fiscal 2018, the Company amended certain Canadian pension plans to freeze benefit accruals. The plan will be closed to new participants and current participants will no longer earn additional benefits.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2019	$15,433
Fiscal 2020	15,497
Fiscal 2021	16,086
Fiscal 2022	16,469
Fiscal 2023	16,867
Fiscal 2024 – 2028	89,884
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2019 are approximately $3.7 million.

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

The Company's participation in these plans for fiscal 2018 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2018 and 2017 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the endangered zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2018, fiscal 2017 and fiscal 2016 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2018	2017		2018	2017	2016	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$4,147	$7,541	$6,675	No	5/4/2018 - 9/30/2021
UNITE HERE Retirement Fund (1)	82-0994119/ 001	Critical	N/A	Implemented	3,686	N/A	N/A	No	8/31/2015 - 8/13/2021
Local 1102 Retirement Trust (2)	13-1847329/ 001	Endangered	Critical	Implemented	1,206	397	339	No	6/30/2019 - 10/31/2020
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	4,128	3,836	3,723	No	1/31/2007 - 1/31/2023
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	319	336	216	No	1/31/2023
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund (3)	36-6513567/ 001	Green	Green	N/A	907	898	813	No	4/26/2019
SEIU National Industry Pension Fund (4)	52-6148540/ 001	Critical	Critical	Implemented	501	429	404	No	4/14/2019 - 12/31/2019
Local 171 Pension Plan (5)	37-6155648/ 001	Critical and Declining	Critical and Declining	Implemented	37	82	83	No	N/A
Other funds					17,692	15,170	14,415
Total contributions					$32,623	$28,689	$26,668

(1)	Effective January 1, 2018, the UNITE HERE portion of the National Retirement Fund was spun off into the newly formed UNITE HERE Retirement Fund.
(2)	Over 90% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2019.
(3)	Effective October 1, 2017, the Local 731 Textile Maintenance and Laundry Craft Pension Plan merged into the Local 731 Private Scavengers and Garage Attendants Pension Trust Fund.
(4)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2019.
(5)	During fiscal 2018, the Company negotiated with a union to discontinue its participation in the fund.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2017 and 12/31/2016
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2018.
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
The components of income before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States	$326,277	$362,783	$284,216
Non-U.S.	145,599	157,859	146,715
	$471,876	$520,642	$430,931
The (benefit) provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Current:
Federal	$(48,249)	$111,175	$39,510
State and local	11,356	15,455	15,750
Non-U.S.	44,618	57,681	35,023
	7,725	184,311	90,283
Deferred:
Federal	(113,475)	(21,956)	47,323
State and local	7,408	3,165	(740)
Non-U.S.	1,778	(19,065)	5,833
	(104,289)	(37,856)	52,416
	$(96,564)	$146,455	$142,699
Current taxes receivable of $7.5 million and $9.6 million at September 28, 2018 and September 29, 2017, respectively, are included in "Prepayments and other current assets" in the Consolidated Balance Sheets. Current income taxes payable of $47.9 million and $30.7 million at September 28, 2018 and September 29, 2017, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of income before income taxes):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States statutory income tax rate	24.5%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.2	2.3	2.3
Foreign taxes	3.3	(4.3)	(1.4)
Permanent book/tax differences	(1.2)	(3.8)	0.3
Uncertain tax positions	(0.3)	1.4	0.1
U.S. Tax Reform - Remeasurement of deferred taxes	(49.3)	—	—
U.S. Tax Reform - Foreign tax credit valuation allowance	2.8	—	—
Tax credits & other	(3.5)	(2.5)	(3.2)
Effective income tax rate	(20.5)%	28.1%	33.1%
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
As of September 28, 2018, certain subsidiaries have recorded deferred tax assets of $26.3 million associated with accumulated federal, state and foreign net operating loss carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign net operating loss ("NOL") carryforwards will not be realized. As a result, the Company has recorded a valuation allowance of approximately $14.6 million on the deferred tax asset related to these state and foreign NOL carryforwards. The impact of the change in valuation allowances for state and foreign NOLs is presented in the State income taxes, net of Federal tax benefit and Foreign taxes lines, respectively, of the effective income tax rate reconciliation.
As of September 28, 2018, the Company has approximately $32.3 million of foreign tax credit ("FTC") carryforwards, which expire in 2027, and approximately $1.3 million of interest restriction carryforwards. The Company believes it is more likely than not that the full benefit of these FTC carryforwards and interest restriction carryforwards will not be realized. As a result, the Company has recorded valuation allowances of approximately $13.1 million and approximately $1.3 million on the deferred tax assets related to these FTC carryforwards and interest restriction carryforwards, respectively. The change in the valuation allowance for the FTC carryforwards is the result of the “Tax Cuts and Jobs Act” discussed below.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 28, 2018 and September 29, 2017, the components of deferred taxes are as follows (in thousands):

	September 28, 2018	September 29, 2017
Deferred tax liabilities:
Property and equipment	$126,345	$92,268
Investments	12,213	20,317
Other intangible assets, including goodwill	474,263	629,153
Inventory	63,835	97,622
Derivatives	21,599	—
Other	17,450	25,992
Gross deferred tax liability	715,705	865,352
Deferred tax assets:
Insurance	40,240	33,811
Employee compensation and benefits	136,603	209,951
Accruals and allowances	19,338	31,026
Net operating loss/credit carryforwards and other	60,576	48,793
Gross deferred tax asset, before valuation allowances	256,757	323,581
Valuation allowances	(29,023)	(11,513)
Net deferred tax liability	$487,971	$553,284
Rollfoward of the valuation allowance is as follows:

	September 28, 2018	September 29, 2017
Balance, beginning of year	$(11,513)	$(7,352)
Additions(1)	(21,101)	(4,161)
Subtractions(2)	3,591	—
Balance, end of year	$(29,023)	$(11,513)

(1)	Mainly driven by the Tax Cuts and Jobs Act impacting the ability to utilize FTC carryforwards going forward, as well as the inability to use foreign NOL carryforwards.
(2)	Planning resulted in taxable income in separate Company states that had historical losses.
Deferred tax liabilities of approximately $503.4 million and $570.9 million as of September 28, 2018 and September 29, 2017, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" in the Consolidated Balance Sheets. Deferred tax assets of approximately $15.5 million and $17.6 million as of September 28, 2018 and September 29, 2017, respectively, are included in "Other Assets" in the Consolidated Balance Sheets.
The Company has approximately $29.1 million of total gross unrecognized tax benefits as of September 28, 2018, all of which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 28, 2018	September 29, 2017
Balance, beginning of year	$30,812	$22,752
Additions based on tax positions taken in the current year	709	9,323
Additions for tax positions taken in prior years	1,505	4,028
Reductions for remeasurements, settlements and payments	(2,368)	(3,972)
Reductions due to statute expiration	(1,569)	(1,319)
Balance, end of year	$29,089	$30,812
The Company has approximately $4.9 million and $5.0 million accrued for interest and penalties as of September 28, 2018 and September 29, 2017, respectively, and recorded an immaterial amount and approximately ($1.0) million in interest and penalties during fiscal 2018 and fiscal 2017, respectively. Interest and penalties related to unrecognized tax benefits are recorded in "(Benefit) Provision for income taxes" in the Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits are not expected to significantly change within the next 12 months.
Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities before 2014. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from U.S. federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2014. However, an unfavorable settlement of a particular issue would require use of the Company's cash.
On December 22, 2017, “H.R.1,” commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Legislation”) was signed into U.S. law. The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing new international tax provisions that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting impact, other significant provisions are not effective or may not result in accounting implications for the Company until after the fiscal year ended September 28, 2018.
The legislation requires the Company to use a blended rate for its fiscal 2018 tax year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, the Company's 2018 annual statutory rate has been reduced to 24.5%.
During fiscal 2018, the Company made reasonable estimates related to certain impacts of the Tax Legislation and, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accountant Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded a provisional estimate during the measurement period, when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law.
As a result of the enactment of the Tax Legislation, the Company was required to recognize the effect of the corporate income tax rate change on its deferred tax assets and liabilities in fiscal 2018, the period in which the legislation was enacted. The Company recorded a tax benefit from the corporate income tax rate change and certain other adjustments, which resulted in a noncash benefit to the (benefit) provision for income taxes of approximately $237.8 million, which was recorded to the Consolidated Statements of Income for the fiscal year ended September 28, 2018. A corresponding reduction to the Company's deferred income tax liability was also recorded to the Consolidated Balance Sheets during the fiscal year ended September 28, 2018.
The Tax Legislation also requires the Company to calculate a one-time transition tax on unremitted earnings of certain non-U.S. subsidiaries. Based on a provisional estimate, the Company believes there is no transition tax due, net of foreign tax credits. As a result of the Tax Legislation, the Company re-assessed the ability to recover its $27.2 million of FTC carryforwards. Based on currently available information, the Company believes it will not generate sufficient foreign source income in the carryforward period to utilize a portion of these credits. As a result, the Company recorded a valuation allowance of $13.1 million against its foreign tax credit carryforward during the fiscal year ending September 28, 2018 as a provisional estimate.
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
As the result of the new rules, which include a shift from a worldwide system of taxation to a participation exemption system, the Company generally will not incur additional U.S. tax liability on the distribution of unremitted foreign earnings. However, other items continue to trigger additional tax expense for which no deferred tax liability has been recorded, including Section 986(c) currency gain/loss, foreign withholding taxes and state taxes. As a result, the Company has performed a preliminary assessment of its indefinite reinvestment position, pending further analysis and expected guidance around newly enacted legislation of U.S. taxation of foreign multinational companies, including the transition tax, GILTI and the potential tax liabilities attributable to repatriation under the Tax Legislation. Accordingly, the provisional estimate of undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $86.3 million as of September 28, 2018. The provisional estimate of foreign withholding tax cost associated with remitting these earnings is approximately $5.1 million. Such amount has not been accrued by the Company as it believes those foreign earnings are permanently reinvested.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisional amounts are based on information available at this time and subject to change due to several factors, including but not limited to, management’s further assessment of the Tax Legislation and related regulatory guidance and guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
The Tax Legislation also contains limitations on the deductibility of interest expense and certain executive compensation that are not expected to impact the Company until fiscal years ending after September 28, 2018. The Company continues to evaluate their impact on the financial statements.
The Company will finalize the accounting for tax effects of the enactment of the Tax Legislation during the measurement period, will reflect adjustments to the provisional amounts recorded and will record additional tax effects in the periods such adjustments are identified.
NOTE 9. STOCKHOLDERS' EQUITY:
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250.0 million of Aramark common stock through February 1, 2019. During the first quarter of fiscal 2018, the Company completed a repurchase of approximately 0.6 million shares of its common stock for $24.4 million. During the second quarter of fiscal 2017, the Company completed a repurchase of approximately 2.8 million shares of its common stock for $100.0 million.
The following table presents the Company's dividend payments to its stockholders (in millions):

	September 28, 2018	September 29, 2017	September 30, 2016
Dividend payments	$103.1	$100.8	$92.1
On November 7, 2018, a $0.11 dividend per share of common stock was declared, payable on December 6, 2018, to shareholders of record on the close of business on November 26, 2018.
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

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
TBOs	$18.5	$20.4	$18.8
RSUs	24.1	20.8	21.4
PSUs (1)	43.7	21.6	13.9
Deferred Stock and Other Units	2.0	2.4	2.8
	$88.3	$65.2	$56.9

Taxes related to share-based compensation	$24.1	$24.2	$22.3
Cash Received from Option Exercises	21.5	28.8	35.7
Tax Benefit on Share Deliveries (2)	7.4	23.3	32.0

(1)
During the third quarter of fiscal 2018, the Company increased the expected adjusted earnings per share target attainment percentage for both the fiscal 2016 and fiscal 2017 PSU grants, resulting in additional share-based compensation expense. The target for the 2016 PSU grants was achieved as of the end of fiscal 2018.

(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Accrued Expenses" in the Consolidated Statements of Cash Flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2018, the Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expenses. This rate was reduced to approximately 6.4% per annum in the fourth quarter of fiscal 2018 based on actual forfeiture activity.
The below table summarizes the unrecognized compensation expense as of September 28, 2018 related to nonvested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$22.6	2.14
RSUs	56.6	2.47
PSUs	24.1	1.49
Total	$103.3
Stock Options
Time-Based Options
TBOs vest solely based upon continued employment over a four year time period. All TBOs remain exercisable for ten years from the date of grant.
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. The expected volatility is based on a blended average of the historical volatility of the Company's and competitors' stocks over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission ("SEC") rules and regulations due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option's vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Expected volatility	20%	25%	30%
Expected dividend yield	1.03% - 1.11%	1.11% - 1.21%	1.15% - 1.25%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	2.25% - 2.94%	2.14% - 2.20%	1.50% - 2.04%
Weighted-average grant-date fair value	$8.75	$8.47	$9.21
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 29, 2017	13,074	$24.39
Granted	1,914	$40.67
Exercised	(1,111)	$21.00
Forfeited and expired	(575)	$34.37
Outstanding at September 28, 2018	13,302	$26.60	$218,450	6.2
Exercisable at September 28, 2018	8,469	$21.36	$183,456	5.0
Expected to vest at September 28, 2018	4,498	$35.64	$33,177	8.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Total intrinsic value exercised (in millions)	$16.6	$32.2	$49.9
Total fair value that vested (in millions)	17.3	17.7	17.5
Performance-Based Options
The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for ten years from the date of grant.
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 29, 2017	2,182	$12.28
Granted	—	$—
Exercised	(302)	$11.21
Forfeited and expired	(5)	$10.90
Outstanding at September 28, 2018	1,875	$12.46	$57,317	3.0
Exercisable at September 28, 2018	1,875	$12.46	$57,317	3.0
The total intrinsic value of PBOs exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $7.4 million, $26.6 million and $39.2 million, respectively.
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

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2017	1,935	$31.44
Granted	1,369	$40.34
Vested	(586)	$31.73
Forfeited	(310)	$37.01
Outstanding at September 28, 2018	2,408	$36.66
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2016, the Company granted PSUs with cliff vesting subject to the achievement of adjusted earnings per share in the third fiscal year of grant and the participant's continued employment with the Company, which vested at the end of fiscal 2018. During fiscal 2017, the Company granted PSUs subject to the level of achievement of adjusted earnings per share for the cumulative three year performance period and the participant's continued employment with the Company. During fiscal 2018, the Company granted PSUs subject to the level of achievement of adjusted earnings per share and return on invested capital for the cumulative three year performance period and the participant's continued employment with the Company. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 29, 2017	1,270	$31.82
Granted	736	$38.95
Vested	(211)	$28.79
Forfeited	(181)	$35.40
Outstanding at September 28, 2018	1,614	$34.99
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors of the Company and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 49,193 deferred stock units during fiscal 2018. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Earnings:
Net income attributable to Aramark stockholders	$567,885	$373,923	$287,806
Shares:
Basic weighted-average shares outstanding	245,771	244,453	242,286
Effect of dilutive securities	7,581	7,104	6,477
Diluted weighted-average shares outstanding	253,352	251,557	248,763

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$2.31	$1.53	$1.19
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$2.24	$1.49	$1.16
Share-based awards to purchase 1.6 million, 3.9 million and 2.1 million shares were outstanding at September 28, 2018, September 29, 2017 and September 30, 2016, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.2 million shares, 1.2 million shares and 0.6 million shares were outstanding at September 28, 2018, September 29, 2017 and September 30, 2016, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $675.4 million at September 28, 2018, primarily in connection with commitments for capital projects and client contract investments to help finance improvements or renovations at the facilities in which the Company operates.
At September 28, 2018, the Company also has letters of credit outstanding in the amount of $60.2 million.
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $84.3 million at September 28, 2018 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 28, 2018.
Rental expense for all operating leases was $187.5 million, $170.0 million and $180.7 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases and certain residual value guarantees as of September 28, 2018 (in thousands):

2019	$213,439
2020	109,152
2021	81,105
2022	72,020
2023	64,352
2024-Thereafter	358,302
Total minimum rental obligations	$898,370
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2018 and fiscal 2017 (in thousands, except per share amounts):

	Quarter Ended
	December 29, 2017	March 30, 2018	June 29, 2018	September 28, 2018
Sales	$3,965,118	$3,939,311	$3,971,606	$3,913,598
Cost of services provided	3,520,064	3,561,509	3,524,804	3,383,810
Net income	292,440	27,716	72,716	175,568
Net income attributable to Aramark stockholders	292,284	27,569	72,577	175,455
Earnings per share:
Basic	$1.19	$0.11	$0.29	$0.71
Diluted	1.16	0.11	0.29	0.69
Dividends declared per common share	0.105	0.105	0.105	0.105

	Quarter Ended
	December 30, 2016	March 31, 2017	June 30, 2017	September 29, 2017
Sales	$3,735,383	$3,621,628	$3,593,277	$3,654,124
Cost of services provided	3,299,329	3,226,196	3,232,366	3,231,082
Net income	125,435	70,231	65,364	113,157
Net income attributable to Aramark stockholders	125,339	70,151	65,295	113,138
Earnings per share:
Basic	$0.51	$0.29	$0.27	$0.46
Diluted	0.50	0.28	0.26	0.45
Dividends declared per common share	0.103	0.103	0.103	0.103
NOTE 14. BUSINESS SEGMENTS:
Prior to fiscal 2018, the Company reported its operating results in three reportable segments: FSS North America, FSS International and Uniform. Beginning in fiscal 2018, the segment reporting structure was modified to align more closely with the Company’s management and internal reporting structure, which was changed on September 30, 2017. Specifically, a majority of the Canadian operations, previously in the FSS North America segment, were combined with the FSS International reportable segment. The FSS North America reportable segment was then renamed the FSS United States reportable segment. All prior period segment information has been restated to reflect the new reportable segment structure. Management believes this new presentation enhances the utility of the segment information, as it reflects the Company’s current management structure and operating organization. The financial statement effect of this segment realignment was not material. Corporate includes general expenses and assets not specifically allocated to an individual segment and share-based compensation expense (see Note 10). In the Company's food and support services segments, approximately 77% of the global sales is related to food services and 23% is related to facilities services. Financial information by segment follows (in millions):

	Sales
	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
FSS United States	$10,137.8	$9,748.0	$9,582.6
FSS International	3,655.8	3,291.7	3,269.5
Uniform	1,996.0	1,564.7	1,563.7
	$15,789.6	$14,604.4	$14,415.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Income
	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
FSS United States	$680.5	$596.8	$490.2
FSS International	150.9	162.1	185.3
Uniform	182.6	182.3	195.3
	1,014.0	941.2	870.8
Corporate	(187.9)	(133.1)	(124.5)
Operating Income	826.1	808.1	746.3
Interest and Other Financing Costs, net	(354.3)	(287.4)	(315.4)
Income Before Income Taxes	$471.8	$520.7	$430.9

	Depreciation and Amortization
	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
FSS United States	$405.0	$372.7	$363.6
FSS International	64.8	55.3	55.9
Uniform	123.4	77.2	73.9
Corporate	3.0	3.0	2.4
	$596.2	$508.2	$495.8

	Capital Expenditures and Client Contract Investments and Other*
	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
FSS United States	$494.3	$420.4	$371.7
FSS International	84.1	66.1	99.8
Uniform	332.5	67.5	70.7
Corporate	1.2	1.0	3.3
	$912.1	$555.0	$545.5
* Includes amounts acquired in business combinations

	Identifiable Assets
	September 28, 2018	September 29, 2017
FSS United States	$8,482.8	$6,962.3
FSS International	2,072.0	2,013.6
Uniform	2,991.7	1,828.7
Corporate	173.6	201.6
	$13,720.1	$11,006.2
The following geographic data include sales generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Sales
	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States	$11,795.6	$11,098.0	$11,011.5
Foreign	3,994.0	3,506.4	3,404.3
	$15,789.6	$14,604.4	$14,415.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment, net
	September 28, 2018	September 29, 2017
United States	$1,065.9	$838.2
Foreign	312.2	203.8
	$1,378.1	$1,042.0
NOTE 15. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at September 28, 2018 and September 29, 2017 was $7,303.1 million and $5,450.1 million, respectively. The carrying value of the Company's debt at September 28, 2018 and September 29, 2017 was $7,244.0 million and $5,268.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) Aramark Services, Inc. and Aramark International Finance S.à.r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 5.125% Senior Notes due 2024 (the "2024 Notes"), 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"), 4.75% Senior Notes due June 1, 2026 ("2026 Notes") and 5.000% Senior Notes due February 1, 2028 (the "2028 Notes") are obligations of the Company's wholly-owned subsidiary, Aramark Services, Inc., (other than the 3.125% 2025 Notes, which are obligations of the Company's wholly owned subsidiary, Aramark International Finance S.a.r.l) and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, are non guarantors and do not guarantee the 2024 Notes, 2025 Notes, 2026 Notes or 2028 Notes ("Non-Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
September 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$50,716	$29,844	$134,460	$—	$215,025
Receivables	—	1,038	443,599	1,345,796	—	1,790,433
Inventories	—	15,857	592,259	116,686	—	724,802
Prepayments and other current assets	—	21,411	86,100	63,654	—	171,165
Total current assets	5	89,022	1,151,802	1,660,596	—	2,901,425
Property and Equipment, net	—	28,341	1,013,523	336,230	—	1,378,094
Goodwill	—	173,104	4,783,547	653,917	—	5,610,568
Investment in and Advances to Subsidiaries	3,029,553	7,441,605	90,049	844,245	(11,405,452)	—
Other Intangible Assets	—	29,684	1,919,795	187,365	—	2,136,844
Other Assets	—	100,754	1,264,976	329,443	(2,002)	1,693,171
	$3,029,558	$7,862,510	$10,223,692	$4,011,796	$(11,407,454)	$13,720,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$—	$26,564	$4,343	$—	$30,907
Accounts payable	—	128,460	483,606	406,854	—	1,018,920
Accrued expenses and other current liabilities	—	205,807	926,794	307,643	88	1,440,332
Total current liabilities	—	334,267	1,436,964	718,840	88	2,490,159
Long-term Borrowings	—	6,651,110	82,097	479,870	—	7,213,077
Deferred Income Taxes and Other Noncurrent Liabilities	—	432,583	466,331	78,301	—	977,215
Intercompany Payable	—	—	4,827,084	955,407	(5,782,491)	—
Redeemable Noncontrolling Interest	—	—	10,093	—	—	10,093
Total Stockholders' Equity	3,029,558	444,550	3,401,123	1,779,378	(5,625,051)	3,029,558
	$3,029,558	$7,862,510	$10,223,692	$4,011,796	$(11,407,454)	$13,720,102

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,027,573	$10,432,088	$4,329,972	$—	$15,789,633
Costs and Expenses:
Cost of services provided	—	848,739	9,135,305	4,006,141	—	13,990,185
Depreciation and amortization	—	19,466	483,106	93,610	—	596,182
Selling and general corporate expenses	—	195,093	158,064	23,972	—	377,129
Interest and other financing costs, net	—	329,027	(2,048)	27,282	—	354,261
Expense allocations	—	(374,970)	353,628	21,342	—	—
	—	1,017,355	10,128,055	4,172,347	—	15,317,757
Income before Income Taxes	—	10,218	304,033	157,625	—	471,876
Provision (Benefit) for Income Taxes	—	(3,521)	(143,452)	50,409	—	(96,564)
Equity in Net Income of Subsidiaries	567,885	—	—	—	(567,885)	—
Net income	567,885	13,739	447,485	107,216	(567,885)	568,440
Less: Net income attributable to noncontrolling interest	—	—	555	—	—	555
Net income attributable to Aramark stockholders	567,885	13,739	446,930	107,216	(567,885)	567,885
Other comprehensive income (loss), net of tax	32,537	43,686	3,178	(36,776)	(10,088)	32,537
Comprehensive income attributable to Aramark stockholders	$600,422	$57,425	$450,108	$70,440	$(577,973)	$600,422

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$111,541	$690,218	$311,179	$(65,587)	$1,047,351
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(13,133)	(532,923)	(82,548)	—	(628,604)
Disposals of property and equipment	—	2,252	4,301	3,938	—	10,491
Acquisitions of businesses, net of cash acquired	—	(2,381,800)	244,581	(103,065)	—	(2,240,284)
Other investing activities	—	(3,095)	328	(4,112)	—	(6,879)
Net cash used in investing activities	—	(2,395,776)	(283,713)	(185,787)	—	(2,865,276)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,012,072	—	165,241	—	3,177,313
Payments of long-term borrowings	—	(833,854)	(28,142)	(111,693)	—	(973,689)
Net change in funding under the Receivables Facility	—	—	—	(254,200)	—	(254,200)
Payments of dividends	—	(103,115)	—	—	—	(103,115)
Proceeds from issuance of common stock	—	21,507	—	—	—	21,507
Repurchase of common stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(45,905)	(2,958)	(390)	—	(49,253)
Change in intercompany, net	—	197,144	(383,074)	120,343	65,587	—
Net cash provided by (used in) financing activities	—	2,223,439	(414,174)	(80,699)	65,587	1,794,153
(Decrease) increase in cash and cash equivalents	—	(60,796)	(7,669)	44,693	—	(23,772)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$50,716	$29,844	$134,460	$—	$215,025

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 29, 2017
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$261,282	$779,801	$200,579	$(188,275)	$1,053,387
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(20,939)	(443,262)	(88,528)	—	(552,729)
Disposals of property and equipment	—	494	14,780	3,632	—	18,906
Acquisitions of businesses, net of cash acquired	—	—	(37,130)	(104,992)	—	(142,122)
Other investing activities	—	(69,401)	36,946	29,916	—	(2,539)
Net cash used in investing activities	—	(89,846)	(428,666)	(159,972)	—	(678,484)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,451,164	—	400,253	—	3,851,417
Payments of long-term borrowings	—	(3,572,268)	(19,851)	(319,873)	—	(3,911,992)
Net change in funding under the Receivables Facility	—	—	—	(13,800)	—	(13,800)
Payments of dividends	—	(100,813)	—	—	—	(100,813)
Proceeds from issuance of common stock	—	28,779	—	—	—	28,779
Repurchase of common stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(69,172)	(2,973)	29,868	—	(42,277)
Change in intercompany, net	—	254,536	(322,142)	(120,669)	188,275	—
Net cash used in financing activities	—	(107,774)	(344,966)	(24,221)	188,275	(288,686)
Increase in cash and cash equivalents	—	63,662	6,169	16,386	—	86,217
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$111,512	$37,513	$89,767	$—	$238,797

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 30, 2016
(in thousands)

	Aramark (Parent)	Aramark Services, Inc.	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$160,790	$587,572	$124,191	$(5,239)	$867,314
Cash flows from investing activities:
Purchases of property and equipment, client contract investments and other	—	(22,326)	(419,009)	(71,197)	—	(512,532)
Disposals of property and equipment	—	1,832	20,353	4,639	—	26,824
Acquisitions of businesses, net of cash acquired	—	—	(231)	(199,146)	—	(199,377)
Other investing activities	—	1,576	5,202	(1,438)	—	5,340
Net cash used in investing activities	—	(18,918)	(393,685)	(267,142)	—	(679,745)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,397,714	—	2,274	—	1,399,988
Payments of long-term borrowings	—	(1,217,292)	(15,418)	(130,824)	—	(1,363,534)
Net change in funding under the Receivables Facility	—	—	—	(82,000)	—	(82,000)
Payments of dividends	—	(92,074)	—	—	—	(92,074)
Proceeds from issuance of common stock	—	35,705	—	—	—	35,705
Repurchase of common stock	—	(749)	—	—	—	(749)
Other financing activities	—	(51,495)	(2,513)	(733)	—	(54,741)
Change in intercompany, net	—	(197,623)	(187,423)	379,807	5,239	—
Net cash provided by (used in) financing activities	—	(125,814)	(205,354)	168,524	5,239	(157,405)
Increase (decrease) in cash and cash equivalents	—	16,058	(11,467)	25,573	—	30,164
Cash and cash equivalents, beginning of period	5	31,792	42,811	47,808	—	122,416
Cash and cash equivalents, end of period	$5	$47,850	$31,344	$73,381	$—	$152,580

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017 AND SEPTEMBER 30, 2016

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2018
Reserve for doubtful accounts, advances & current notes receivable	$53,416	$22,009	$22,743	$52,682
Fiscal Year 2017
Reserve for doubtful accounts, advances & current notes receivable	$48,058	$18,141	$12,783	$53,416
Fiscal Year 2016
Reserve for doubtful accounts, advances & current notes receivable	$39,023	$21,913	$12,878	$48,058

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

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

3.3
Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018, pursuant to the Exchange Act (file number 001-36223)).

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

4.6
Indenture, dated as of January 18, 2018, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 24, 2018 pursuant to the Exchange Act (file number 001-36223)).

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

10.2
Incremental Amendment No. 1, dated as of September 20, 2017, among Aramark Services, Inc. (the “Company”) Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd. (“Aramark Canada”), ARAMARK Investments Limited (“Aramark UK”), and certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate HoldCo Corporation, Aramark Canada, Aramark UK, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on September 26, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.3
Incremental Amendment No. 2, dated as of December 11, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation (“Holdings”) and certain wholly-owned subsidiaries of Aramark Services, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 12, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.4
Incremental Amendment No. 3, dated as of February 28, 2018, among Aramark Services, Inc., ARAMARK Canada Ltd., and Aramark Intermediate HoldCo Corporation (“Holdings”), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018, pursuant to the Exchange Act (file number 001-36223)).

10.5
Amendment No. 4, dated as of May 11, 2018, among Aramark Services, Inc. (the “Company”), Sumitomo Mitsui Banking Corp. (the “Yen Term C Lender”) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate Holdco Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018, pursuant to the Exchange Act (file number 001-36223)).

10.6
Amendment No. 5, dated as of May 24, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-2 Lender (as defined therein), the Additional U.S. Term B-2 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 31, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.7
Amendment No. 6, dated as of June 12, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-3 Lender (as defined therein), the Additional U.S. Term B-3 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on June 18, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.8
Amendment No. 7 (the “Amendment”), dated as of October 1, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), Aramark Intermediate HoldCo Corporation (“Holdings”), ARAMARK Canada Ltd. (the “Canadian Borrower”), ARAMARK Investments Limited, ARAMARK Limited (together with ARAMARK Investments Limited, the “UK Borrowers”), ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company (together with ARAMARK Ireland Holdings Limited, the “Irish Borrowers”), ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG, the “German Borrower”), Aramark International Finance S.à r.l. (the “Luxembourg Borrower”), certain other wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, the Canadian Borrower, the UK Borrower, the Irish Borrowers, the German Borrower, the Luxembourg Borrower and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 4, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.9
U.S. Pledge and Security Agreement, dated as of March 28, 2017 by and among Aramark Intermediate HoldCo Corporation, Aramark Services, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.10
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among Aramark and the other parties thereto (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.11†
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

10.13†
Amendment, effective as of June 25, 2013, to the Letter Agreement dated May 7, 2012 between Aramark Services, Inc. and Eric Foss (incorporated by reference to Exhibit 10.6 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.14†
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.15†
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.16†
Offer Letter dated July 20, 2012 between Aramark Services, Inc. and Stephen R. Reynolds (incorporated by reference to Exhibit 10.12 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.17†
Agreement Relating to Employment and Post-Employment Competition dated December 6, 2012 between Aramark Services, Inc. and Stephen R. Reynolds (incorporated by reference to Exhibit 10.13 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.18†
Offer Letter dated March 12, 2015, between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.19†
Agreement Relating to Employment and Post-Employment Competition dated March 12, 2015 between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.20†
Offer Letter dated October 13, 2014, between Aramark and Harrald Kroeker (incorporated by reference to Exhibit 10.16 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.21†
Agreement Relating to Employment and Post-Employment Competition dated November 26, 2013 between Aramark Corporation and Harrald Kroeker (incorporated by reference to Exhibit 10.17 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.22†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.23†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.24†
Indemnification Agreement dated May 7, 2012 between Eric Foss and Aramark Services, Inc. (incorporated by reference to Exhibit 10.6 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.25†
Indemnification Agreement dated December 12, 2012 between Stephen R. Reynolds and Aramark Services, Inc. (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.26†
Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.27†
Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.28†
Indemnification Agreement dated April 6, 2015, between Stephen P. Bramlage, Jr. and Aramark (incorporated by reference to Exhibit 10.3 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.29†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.30†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.31†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.32†
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.33†
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

10.35†
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

10.38†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.39†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 6, 2018, pursuant to the Exchange Act (file number 001-36233)).

10.40*†	Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan.
10.41†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.42†
Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.43†
Aramark's Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.44†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.45†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.46†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.47†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.48†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.49†
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

10.51†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.52†
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.53†
Form of Time-Based Restricted Stock Unit Award Agreement with Aramark (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.54†
Form of Restricted Stock Award Agreement with Aramark (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.55†
Form of Replacement Stock Option Award Agreement with Aramark (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.56†
Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.57†
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.58†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.59†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.60†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.61†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.62†
Revised Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.68 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.63†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.64†
Form of Non-Qualified Stock Option Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.65†
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

10.67†
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

10.69†
Form of Performance Restricted Stock Award (incorporated by reference to Exhibit 10.61 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.70†
Form of Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.62 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.71†
Form of Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.63 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.72†
Form of Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.64 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.73†
Form of Schedule I to Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.67 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.74†
Form of Schedule I to Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.68 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.75†
Form of Schedule I to Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.76†
Form of Schedule I to Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.70 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.77†
Form of Schedule I to Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.71 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.78†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.70 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.79†
Form of Performance Stock Unit Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.71 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.80†
Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.72 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.81†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.73 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.82†
Form of Performance Stock Unit Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.74 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.83†
Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.75 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.84†
Form of Restricted Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.76 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.85†
Form of Performance Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.77 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.86†
Form of Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.78 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.87†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.79 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.88†
Form of Schedule I to Restricted Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.80 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.89†
Form of Schedule I to Performance Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.81 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.90†
Form of Schedule I to Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.91†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.92†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.93†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.94†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.95†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.96
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

10.97
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