Form 10-Q
period 2018-12-28
Aramark
filed 2019-02-05
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended December 28, 2018 Commission File Number: 001-36223

Aramark
(Exact name of registrant as specified in its charter)
Delaware	20-8236097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2400 Market Street Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
(215) 238-3000
(Registrant's telephone number, including area code)
___________________________________________

Aramark Tower
1101 Market Street
Philadelphia, Pennsylvania 19107
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2019, the number of shares of the registrant's common stock outstanding is 246,296,999.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to achieve and maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto, the risk of unanticipated restructuring costs or assumption of undisclosed liabilities, the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the transactions will be accretive and within the expected timeframes, the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose, the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of the transactions on each of Avendra's and AmeriPride's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 21, 2018 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 28, 2018	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$249,881	$215,025
Receivables (less allowances: 2019 - $51,399; 2018 - $52,682)	1,880,299	1,790,433
Inventories	371,111	724,802
Prepayments and other current assets	148,697	171,165
Total current assets	2,649,988	2,901,425
Property and Equipment, net	2,153,154	1,378,094
Goodwill	5,508,603	5,610,568
Other Intangible Assets	2,096,893	2,136,844
Other Assets	1,330,304	1,693,171
	$13,738,942	$13,720,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$53,441	$30,907
Accounts payable	866,162	1,018,920
Accrued expenses and other current liabilities	1,277,672	1,440,332
Total current liabilities	2,197,275	2,490,159
Long-Term Borrowings	7,323,706	7,213,077
Deferred Income Taxes and Other Noncurrent Liabilities	990,021	977,215
Redeemable Noncontrolling Interest	10,047	10,093
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2019—280,666,074 shares and 2018—279,314,297 shares; and outstanding: 2019—245,883,193 shares and 2018—246,744,438 shares)	2,807	2,793
Capital surplus	3,154,479	3,132,421
Retained earnings	990,439	710,519
Accumulated other comprehensive loss	(132,996)	(91,223)
Treasury stock (shares held in treasury: 2019—34,782,881 shares and 2018—32,569,859 shares)	(796,836)	(724,952)
Total stockholders' equity	3,217,893	3,029,558
	$13,738,942	$13,720,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 28, 2018	December 29, 2017
Revenue	$4,265,349	$3,965,118
Costs and Expenses:
Cost of services provided	3,794,445	3,522,230
Depreciation and amortization	150,721	133,849
Selling and general corporate expenses	104,130	92,168
Gain on sale of Healthcare Technologies	(157,309)	—
	3,891,987	3,748,247
Operating income	373,362	216,871
Interest and Other Financing Costs, net	82,978	74,133
Income Before Income Taxes	290,384	142,738
(Benefit) Provision for Income Taxes	39,708	(149,702)
Net income	250,676	292,440
Less: Net income (loss) attributable to noncontrolling interest	(6)	156
Net income attributable to Aramark stockholders	$250,682	$292,284

Earnings per share attributable to Aramark stockholders:
Basic	$1.02	$1.19
Diluted	$0.99	$1.16
Weighted Average Shares Outstanding:
Basic	246,887	245,086
Diluted	253,656	252,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 28, 2018	December 29, 2017
Net income	$250,676	$292,440
Other comprehensive income (loss), net of tax
Pension plan adjustments	753	—
Foreign currency translation adjustments	(18,007)	6,384
Fair value of cash flow hedges	(24,239)	5,205
Share of equity investee's comprehensive income (loss)	(280)	15
Other comprehensive income (loss), net of tax	(41,773)	11,604
Comprehensive income	208,903	304,044
Less: Net income (loss) attributable to noncontrolling interest	(6)	156
Comprehensive income attributable to Aramark stockholders	$208,909	$303,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 28, 2018	December 29, 2017
Cash flows from operating activities:
Net income	$250,676	$292,440
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	150,721	133,849
Deferred income taxes	(5,764)	(178,231)
Share-based compensation expense	18,562	16,489
Net gain on sale of Healthcare Technologies	(140,165)	—
Changes in operating assets and liabilities:
Accounts Receivable	(145,634)	(121,828)
Inventories	(7,858)	(2,360)
Prepayments and Other Current Assets	(47)	4,321
Accounts Payable	(132,285)	(127,343)
Accrued Expenses	(150,229)	(343,683)
Other operating activities	(45,391)	14,897
Net cash used in operating activities	(207,414)	(311,449)
Cash flows from investing activities:
Purchases of property and equipment and other	(114,400)	(118,907)
Disposals of property and equipment	954	1,160
Proceeds from divestiture	293,711	—
Acquisition of certain businesses, net of cash acquired	(5,257)	(1,321,688)
Other investing activities	19,143	(3,351)
Net cash provided by (used in) investing activities	194,151	(1,442,786)
Cash flows from financing activities:
Proceeds from long-term borrowings	72,723	2,279,287
Payments of long-term borrowings	(314,031)	(647,622)
Net change in funding under the Receivables Facility	390,000	136,050
Payments of dividends	(27,161)	(25,779)
Proceeds from issuance of common stock	1,077	4,929
Repurchase of stock	(50,000)	(24,410)
Other financing activities	(24,489)	(21,354)
Net cash provided by financing activities	48,119	1,701,101
Increase (decrease) in cash and cash equivalents	34,856	(53,134)
Cash and cash equivalents, beginning of period	215,025	238,797
Cash and cash equivalents, end of period	$249,881	$185,663

	Three Months Ended
(dollars in millions)	December 28, 2018	December 29, 2017
Interest paid	$80.2	$69.3
Income taxes paid	$57.7	$63.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	250,682			250,682
Other comprehensive income (loss)	(41,773)				(41,773)
Capital contributions from issuance of common stock	3,510	14	3,496
Share-based compensation expense	18,562		18,562
Repurchases of Common Stock	(71,884)					(71,884)
Payments of dividends	(29,157)			(29,157)
Balance, December 28, 2018	$3,217,893	$2,807	$3,154,479	$990,439	$(132,996)	$(796,836)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	292,284			292,284
Other comprehensive income (loss)	11,604				11,604
Capital contributions from issuance of common stock	8,499	11	8,488
Share-based compensation expense	16,489		16,489
Repurchases of Common Stock	(38,463)					(38,463)
Payments of dividends	(27,080)			(27,080)
Balance, December 29, 2017	$2,722,394	$2,782	$3,039,523	$512,254	$(112,156)	$(720,009)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 21, 2018. The Condensed Consolidated Balance Sheet as of September 28, 2018 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which permits the use of the Secured Overnight Financing Rate Overnight Index Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements, as the Company's existing interest rate hedges use LIBOR as the benchmark interest rate. Use of the Secured Overnight Financing Rate Overnight Index Swap Rate as the benchmark interest rate may be contemplated in future hedging arrangements.
In February 2018, the FASB issued an ASU which provides clarification regarding guidance related to the financial instrument standard. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements.
In May 2017, the FASB issued an ASU to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption was permitted. The Company adopted this standard in the first quarter of fiscal 2019, which did not have a material impact on the condensed consolidated financial statements.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption was permitted. The Company adopted the guidance during the first quarter of fiscal 2019, which did not result in an impact to net income. However, certain balances, including $2.2 million for the three month period ended December 29, 2017, were reclassified from "Cost of services provided" to "Interest and Other Financing Costs, net" on the Condensed Consolidated Statements of Income. The Company applied the practical expedient allowing for the use of amounts disclosed in the pension footnote for prior comparative periods as an estimation basis for applying the retrospective presentation requirements.
In February 2017, the FASB issued an ASU to clarify the accounting guidance for partial sales of nonfinancial assets. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements.
In January 2017, the FASB issued an ASU to clarify the definition of a business. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption was permitted. The Company adopted the guidance in the first quarter of fiscal 2019, using the prospective method, which did not have a material impact on the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are to be measured at fair value with the changes in fair value recognized in net income. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019. Due to the lack of readily available fair values for the Company's equity investments, other than those accounted for under the equity method of accounting, the Company elected to apply the practical expedient to measure these investments at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The guidance did not have an impact to the Company's condensed consolidated financial statements.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which supersedes most current revenue recognition guidance. The standard outlines a single comprehensive model which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the standard requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance on September 29, 2018.
In connection with the new revenue recognition guidance, the Company completed a comprehensive contract review project and an evaluation of the standard's impact on the timing and presentation of various financial aspects of its contractual arrangements. The Company identified and implemented appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard. The adoption of the guidance did not have a material impact on the timing of revenue recognition or net income, but it did have an impact on the financial statement line item classification of certain items (see Note 7).
The Company adopted the new revenue recognition guidance using the modified retrospective transition method. This method allows the new standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As such, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative transition adjustment, net of tax, was an increase to retained earnings upon adoption (approximately $58.4 million) mainly to capitalize costs to obtain contracts related to employee commissions previously expensed. See Note 1 to the Company’s consolidated financial statements in its fiscal 2018 Form 10-K for further information on its significant accounting policies related to revenue recognition and see Note 7 for further information on the impact of adopting the new revenue recognition standard.
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
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the revenue recognition standard (see above) and the leases recognition standard (see below). The guidance is effective for the Company in the first quarter of fiscal 2019 with respect to the revenue recognition standard and in the first quarter of fiscal 2020 with respect to the lease recognition standard. Early adoption is permitted. The Company adopted the revenue related portions of this standard in conjunction with the revenue recognition standard during the first quarter of fiscal 2019, as described above. The lease related portions of this standard will be adopted in a future period in conjunction with the lease recognition standard.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company continues to review its lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. Based on the assessment to date, the Company expects adoption of this standard to result in a material increase in lease-related assets and liabilities in its Condensed Consolidated Balance Sheets, but does not expect it to have a significant impact in its Condensed Consolidated Statements of Income or Cash Flows. The Company has not selected the method of adoption and continues to assess the disclosure requirements, business processes, controls and systems.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 28, 2018			December 29, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$250,676			$292,440
Pension plan adjustments	753	—	753	—	—	—
Foreign currency translation adjustments	(17,876)	(131)	(18,007)	6,384	—	6,384
Fair value of cash flow hedges	(32,702)	8,463	(24,239)	7,341	(2,136)	5,205
Share of equity investee's comprehensive income (loss)	(280)	—	(280)	15	—	15
Other comprehensive income (loss)	(50,105)	8,332	(41,773)	13,740	(2,136)	11,604
Comprehensive income			208,903			304,044
Less: Net income attributable to noncontrolling interest			(6)			156
Comprehensive income attributable to Aramark stockholders			$208,909			$303,888
Accumulated other comprehensive loss consists of the following (in thousands):

	December 28, 2018	September 28, 2018
Pension plan adjustments	$(23,875)	$(24,628)
Foreign currency translation adjustments	(111,818)	(93,811)
Cash flow hedges	11,953	36,192
Share of equity investee's accumulated other comprehensive loss	(9,256)	(8,976)
	$(132,996)	$(91,223)
Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasured the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During the first quarter of fiscal 2019, the impact of the foreign currency transaction was immaterial to the condensed consolidated financial statements.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, long-term prepaid rent, investments in 50% or less owned entities, computer software costs, long-term receivables and personalized work apparel, linens and other rental items in service.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. ACQUISITIONS AND DIVESTITURES:
Divestiture
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $157.3 million (tax effected gain of $140.2 million) in the Condensed Consolidated Statements of Income. The results of operations and cash flows associated with the HCT business during the first quarter of fiscal 2019 were not material to the Company’s condensed consolidated operations and cash flows.
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the Company and its results will be included in the Company's Uniform segment. The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement.
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

Current assets	$237,807
Noncurrent assets	963,078
Total assets	$1,200,885

Current liabilities	$137,867
Noncurrent liabilities	67,590
Total liabilities	$205,457
Intangible Assets
The following table identifies the Company’s allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted- Average Estimated Useful Life (in years)
Customer relationship assets	$297.0	15
Trade names	24.0	3	to indefinite
Total intangible assets	$321.0

The fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The fair value of the two trade names acquired was determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded $365.2 million of goodwill in connection with its purchase price allocation relating to the AmeriPride acquisition, all of which was recognized in the Uniform reporting segment. Factors that contributed to the Company’s

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recognition of goodwill include the Company’s intent to expand and complement its existing uniform business and to enhance its customer service experience, in addition to the anticipated synergies the Company expects to generate from the acquisition.
Revenue and Earnings for AmeriPride
The revenue for AmeriPride included in the Company's Condensed Consolidated Statements of Income for the three months ended December 28, 2018 was $165.0 million, which includes the impact from the adoption of the new revenue recognition standard. Net income for AmeriPride during the three months ended December 28, 2018 was immaterial. The effects of the acquisition on pro forma revenue and net income of the combined entity were not material for the three months ended December 29, 2017.
NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $22.0 million for the three months ended December 28, 2018. As of December 28, 2018 and September 28, 2018, the Company had an accrual of approximately $31.0 million and $16.6 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through fiscal 2019.
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
Changes in total goodwill during the three months ended December 28, 2018 is as follows (in thousands):

Segment	September 28, 2018	Acquisitions and Divestitures	Translation	December 28, 2018
FSS United States	$4,028,454	$(86,981)	$—	$3,941,473
FSS International	626,379	—	(16,282)	610,097
Uniform	955,735	1,941	(643)	957,033
	$5,610,568	$(85,040)	$(16,925)	$5,508,603
Other intangible assets consist of the following (in thousands):

	December 28, 2018			September 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,201,474	$(1,149,683)	$1,051,791	$2,244,215	$(1,156,811)	$1,087,404
Trade names	1,046,987	(1,885)	1,045,102	1,050,825	(1,385)	1,049,440
	$3,248,461	$(1,151,568)	$2,096,893	$3,295,040	$(1,158,196)	$2,136,844
Amortization of intangible assets for the three months ended December 28, 2018 and December 29, 2017 was approximately $30.4 million and $23.3 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 28, 2018	September 28, 2018
Senior secured revolving credit facility, due October 2023	$47,973	$77,000
Senior secured term loan facility, due October 2023	520,568	538,674
Senior secured term loan facility, due March 2024	1,126,220	1,325,923
Senior secured term loan facility, due March 2025	1,657,192	1,656,919
5.125% senior notes, due January 2024	902,769	902,908
5.000% senior notes, due April 2025	591,179	590,884
3.125% senior notes, due April 2025(1)	368,195	373,240
4.750% senior notes, due June 2026	494,241	494,082
5.000% senior notes, due February 2028	1,136,754	1,136,472
Receivables Facility, due May 2021	390,000	—
Capital leases	137,978	143,388
Other	4,078	4,494
	7,377,147	7,243,984
Less—current portion	(53,441)	(30,907)
	$7,323,706	$7,213,077

(1)	This is a Euro denominated borrowing.
As of December 28, 2018, there was approximately $938.3 million of outstanding foreign currency borrowings.
Fiscal 2019 Refinancing Transactions
During the first quarter of fiscal 2019, the Company extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023.
Also during the first quarter of fiscal 2019, the Company made an optional prepayment of approximately $200.0 million on the U.S. dollar denominated term loan due 2024.
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
Cash Flow Hedges
The Company has approximately $2.6 billion notional amount of outstanding interest rate swap agreements as of December 28, 2018, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During the second quarter of fiscal 2019, the Company entered into approximately $500.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 28, 2018 and

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 28, 2018, approximately $12.0 million and $36.2 million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	December 28, 2018	December 29, 2017
Interest rate swap agreements	$(31,000)	$5,245
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 28, 2018, the Company has contracts for approximately 12.9 million gallons outstanding through fiscal 2019. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $9.2 million for the three months ended December 28, 2018. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $1.9 million for the three months ended December 29, 2017. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of December 28, 2018, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €16.0 million and £10.7 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 28, 2018	September 28, 2018
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$1,459
Interest rate swap agreements	Noncurrent Assets	$24,355	$54,708

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$31	$209
Gasoline and diesel fuel agreements	Prepayments and other current assets	$—	$3,623
		$24,386	$59,999
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$205	$—

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts payable	$5,604	$—
		$5,809	$—

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 28, 2018	December 29, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$(1,702)	$2,096
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$9,144	$(3,416)
Foreign currency forward exchange contracts	Interest expense	178	(650)
		9,322	(4,066)
		$7,620	$(1,970)
At December 28, 2018, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $7.1 million.
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations we serve. Within our FSS United States and FSS International segments, we provide food and beverage services, including catering and retail services, or facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within our Uniform segment, the Company provides a full service uniform solution, including delivery, cleaning and maintenance. In accordance with Accounting Standards Codification 606 ("ASC 606"), the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
Performance Obligations
The Company recognizes revenue when its performance obligation is satisfied. Each contract generally has one performance obligation, which is satisfied over time. The Company primarily accounts for its performance obligations under the series guidance, using the as-invoiced practical expedient when applicable. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts. Under this practical expedient, the Company recognizes revenue in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date and for which the Company has the right to invoice the customer. Certain arrangements include performance obligations which include variable consideration (primarily per transaction fees). For these arrangements, the Company does not need to estimate the variable consideration for the contract and allocate to the entire performance obligation, rather the variable fees are recognized in the period they are earned.
Impact of New Revenue Recognition Standard
As a result of adoption of the new standard, the following changes occurred with respect to financial statement line item classification in the Company's condensed consolidated financial statements:
Transition Adjustment:

•
costs to obtain contracts related to employee sales commissions, previously expensed to “Cost of services provided” at contract inception, are now capitalized in “Other Assets” ($97.2 million and $100.7 million as of September 29, 2018 and December 28, 2018, respectively);

Other Reclassifications:

•	certain fees within the Uniform segment, $95.3 million for the first quarter of fiscal 2019, previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue;”

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
client contract investments, previously capitalized within “Other Assets” and amortized to “Depreciation and amortization” will continue to be expensed over the contract life as either a leasehold improvement in “Property and equipment, net” ($797.3 million as of December 28, 2018) or as long-term prepaid rent or costs to fulfill in “Other Assets” ($181.0 million and $116.3 million as of December 28, 2018, respectively) and primarily classified in “Depreciation and amortization” or “Cost of services provided;” and

•
costs to fulfill contracts related to personalized work apparel, linens and other rental items in service, previously capitalized within "Inventories" will now be capitalized within "Other Assets" ($346.5 million as of December 28, 2018).

The following table compares the reported Condensed Consolidated Balance Sheet as of December 28, 2018, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	December 28, 2018
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606
ASSETS
Current Assets:
Cash and cash equivalents	$249,881	$—	$249,881
Receivables, net	1,880,299	—	1,880,299
Inventories	371,111	346,549	717,660
Prepayments and other current assets	148,697	—	148,697
Total current assets	2,649,988	346,549	2,996,537
Property and Equipment, net	2,153,154	(797,262)	1,355,892
Goodwill	5,508,603	—	5,508,603
Other Intangible Assets	2,096,893	—	2,096,893
Other Assets	1,330,304	349,763	1,680,067
	$13,738,942	$(100,950)	$13,637,992
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$53,441	$—	$53,441
Accounts payable	866,162	—	866,162
Accrued expenses and other current liabilities	1,277,672	(23,526)	1,254,146
Total current liabilities	2,197,275	(23,526)	2,173,749
Long-Term Borrowings	7,323,706	—	7,323,706
Deferred Income Taxes and Other Noncurrent Liabilities	990,021	(21,108)	968,913
Redeemable Noncontrolling Interest	10,047	—	10,047
Stockholders' Equity:
Common stock	2,807	—	2,807
Capital surplus	3,154,479	—	3,154,479
Retained earnings	990,439	(56,316)	934,123
Accumulated other comprehensive loss	(132,996)	—	(132,996)
Treasury stock	(796,836)	—	(796,836)
Total stockholders' equity	3,217,893	(56,316)	3,161,577
	$13,738,942	$(100,950)	$13,637,992

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table compares the reported Condensed Consolidated Statements of Income for the three month period ended December 28, 2018, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	Three Months Ended December 28, 2018
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$4,265,349	$(88,507)	$4,176,842
Costs and Expenses:
Cost of services provided	3,794,445	(88,707)	3,705,738
Depreciation and amortization	150,721	3,006	153,727
Selling and general corporate expenses	104,130	—	104,130
Gain on sale of Healthcare Technologies	(157,309)	—	(157,309)
	3,891,987	(85,701)	3,806,286
Operating income	373,362	(2,806)	370,556
Interest and Other Financing Costs, net	82,978	—	82,978
Income Before Income Taxes	290,384	(2,806)	287,578
(Benefit) Provision for Income Taxes	39,708	(727)	38,981
Net income	250,676	(2,079)	248,597
Less: Net income (loss) attributable to noncontrolling interest	(6)	—	(6)
Net income attributable to Aramark stockholders	$250,682	$(2,079)	$248,603
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

Three Months Ended
December 28, 2018
FSS United States:
Business & Industry	$399.9
Education	1,016.3
Healthcare	263.3
Sports, Leisure & Corrections	594.3
Facilities & Other	386.5
Total FSS United States	$2,660.3

FSS International:
Europe	520.1
Rest of World	433.0
Total FSS International	$953.1

Uniform	$651.9

Total Revenue	$4,265.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Balances
The Company defers sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. During the three months ended December 28, 2018, the Company expensed approximately $3.6 million of these costs to “Cost of services provided” in the Condensed Consolidated Statements of Income.
Costs to fulfill contracts includes payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. During the three months ended December 28, 2018, the Company expensed approximately $5.1 million of these costs to "Depreciation and amortization" in the Condensed Consolidated Statements of Income.
Other costs to fulfill contracts represent personalized work apparel, linens and other rental items in service. The amounts are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience. The Company recorded expense of approximately $79.1 million during the three months ended December 28, 2018 related to these costs, which was recorded in "Costs of services provided" in the Condensed Consolidated Statements of Income.
Deferred income is recognized on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature.
During the three months ended December 28, 2018, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of the redemption of the advanced consideration. Below is a summary of the changes (in millions):

	Balance, September 28, 2018	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, December 28, 2018
Deferred income	$281.5	155.3	(284.4)	$152.4
NOTE 8. INCOME TAXES:
On December 22, 2017, “H.R.1,” commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Legislation”) was signed into U.S. law. The Tax Legislation, which was effective on January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing new international tax provisions that include a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting impact, other significant provisions were not effective or did not result in accounting implications for the Company until after the fiscal year-end September 28, 2018. The provisions effective for fiscal 2019 are the tax on "Global Intangible Low-Taxed Income" ("GILTI"), the deduction for "Foreign-Derived Intangible Income" ("FDII"), the 163(j) limitation on interest expense and the 162(m) limitation on certain executive compensation.
During fiscal 2018, the Company made reasonable estimates related to certain impacts of the Tax Legislation and, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accountant Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded provisional estimates during a measurement period, when it did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law.
As a result of the Tax Legislation, the Company reassessed the ability to recover its $27.2 million of foreign tax credit ("FTC") carryforwards. Based on currently available information, the Company believed it would not generate sufficient foreign source income in the carryforward period to utilize a portion of these credits. As a result, the Company recorded a valuation allowance of $13.1 million against its foreign tax credit carryforward during the fiscal year ended September 28, 2018 as a provisional estimate. On the basis of proposed Treasury Regulations issued subsequent to the filing of the Company's Annual Report on Form 10-K on November 21, 2018, the Company recorded an adjustment to the valuation allowance to reduce the valuation allowance to $3.6 million. The adjustment to the valuation allowance resulted in a tax benefit to the provision for income taxes of $9.5 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Tax Legislation contains additional international provisions which impact the Company beginning in the period ended December 28, 2018, including the tax on “Global Intangible Low-Taxed Income” (“GILTI”). The impact of the GILTI liability is not expected to have a significant impact on the financial statements for the fiscal year ending September 27, 2019. The Company is electing to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”).
The accounting for the impact of the Tax Legislation is complete and the Company closed the measurement period related to SAB 118.
NOTE 9. STOCKHOLDERS' EQUITY:
During the three months ended December 28, 2018 and December 29, 2017, the Company paid dividends of approximately $27.2 million and $25.8 million to its stockholders, respectively. On January 30, 2019, the Company's Board declared a $0.110 dividend per share of common stock, payable on February 28, 2019, to shareholders of record on the close of business on February 14, 2019. During the first quarter of fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.
NOTE 10. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock and Other Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended
	December 28, 2018	December 29, 2017
TBOs	$5.3	$5.0
RSUs	8.9	5.8
PSUs	3.8	5.3
Deferred Stock and Other Units	0.6	0.4
	$18.6	$16.5

Taxes related to share-based compensation	$4.6	$4.6
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 28, 2018:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.8	$8.36
RSUs	1.1	$36.74
PSUs(1)	1.2	$36.74
	4.1

(1)	Includes approximately 0.5 million shares resulting from the payout of the 2016 PSU grants due to exceeding the adjusted earnings per share target.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 28, 2018	December 29, 2017
Earnings:
Net income attributable to Aramark stockholders	$250,682	$292,284
Shares:
Basic weighted-average shares outstanding	246,887	245,086
Effect of dilutive securities	6,769	7,158
Diluted weighted-average shares outstanding	253,656	252,244

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.02	$1.19
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.99	$1.16
Share-based awards to purchase 4.6 million and 0.9 million shares were outstanding for the three months ended December 28, 2018 and December 29, 2017, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares and 1.9 million shares were outstanding for the three month periods of December 28, 2018 and December 29, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $81.6 million at December 28, 2018 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 28, 2018.
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
NOTE 13. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). In the Company's food and support services segments, approximately 77% of the global revenue is related to food services and 23% is related to facilities services. Financial information by segment follows (in millions):

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Revenue
	Three Months Ended
	December 28, 2018	December 29, 2017
FSS United States	$2,660.3	$2,649.5
FSS International	953.1	913.0
Uniform	651.9	402.6
	$4,265.3	$3,965.1

	Operating Income
	Three Months Ended
	December 28, 2018	December 29, 2017
FSS United States	$363.7	$180.1
FSS International	11.5	43.9
Uniform	52.7	44.5
	427.9	268.5
Corporate	(54.5)	(51.6)
Operating Income	373.4	216.9
Interest and Other Financing Costs, net	83.0	74.2
Income Before Income Taxes	$290.4	$142.7
NOTE 14. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at December 28, 2018 and September 28, 2018 was $7,230.7 million and $7,303.1 million, respectively. The carrying value of the Company's debt at December 28, 2018 and September 28, 2018 was $7,377.1 million and $7,244.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$46,068	$31,036	$172,772	$—	$249,881
Receivables	—	2,077	504,123	1,374,099	—	1,880,299
Inventories	—	15,710	236,659	118,742	—	371,111
Prepayments and other current assets	—	19,040	61,596	68,061	—	148,697
Total current assets	5	82,895	833,414	1,733,674	—	2,649,988
Property and Equipment, net	—	52,569	1,739,928	360,657	—	2,153,154
Goodwill	—	173,104	4,699,929	635,570	—	5,508,603
Investment in and Advances to Subsidiaries	3,217,888	7,192,089	—	764,712	(11,174,689)	—
Other Intangible Assets	—	29,684	1,884,981	182,228	—	2,096,893
Other Assets	—	46,086	986,935	299,285	(2,002)	1,330,304
	$3,217,893	$7,576,427	$10,145,187	$3,976,126	$(11,176,691)	$13,738,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$3,673	$27,648	$22,120	$—	$53,441
Accounts payable	—	174,150	387,545	304,467	—	866,162
Accrued expenses and other current liabilities	—	232,306	684,373	360,905	88	1,277,672
Total current liabilities	—	410,129	1,099,566	687,492	88	2,197,275
Long-term Borrowings	—	6,368,256	75,566	879,884	—	7,323,706
Deferred Income Taxes and Other Noncurrent Liabilities	—	418,957	500,138	70,926	—	990,021
Intercompany Payable	—	—	4,946,829	631,565	(5,578,394)	—
Redeemable Noncontrolling Interest	—	—	10,047	—	—	10,047
Total Stockholders' Equity	3,217,893	379,085	3,513,041	1,706,259	(5,598,385)	3,217,893
	$3,217,893	$7,576,427	$10,145,187	$3,976,126	$(11,176,691)	$13,738,942

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$268,522	$2,848,927	$1,147,900	$—	$4,265,349
Costs and Expenses:
Cost of services provided	—	246,609	2,464,602	1,083,234	—	3,794,445
Depreciation and amortization	—	4,472	120,982	25,267	—	150,721
Selling and general corporate expenses	—	55,742	41,552	6,836	—	104,130
Gain on sale of Healthcare Technologies	—	—	(157,309)	—	—	(157,309)
Interest and other financing costs, net	—	78,560	971	3,447	—	82,978
Expense allocations	—	(230,589)	225,801	4,788	—	—
	—	154,794	2,696,599	1,123,572	—	3,974,965
Income before Income Taxes	—	113,728	152,328	24,328	—	290,384
Provision for Income Taxes	—	8,741	25,000	5,967	—	39,708
Equity in Net Income of Subsidiaries	250,682	—	—	—	(250,682)	—
Net income	250,682	104,987	127,328	18,361	(250,682)	250,676
Less: Net income (loss) attributable to noncontrolling interest	—	—	(6)	—	—	(6)
Net income attributable to Aramark stockholders	250,682	104,987	127,334	18,361	(250,682)	250,682
Other comprehensive income (loss), net of tax	(41,773)	(27,351)	—	(44,951)	72,302	(41,773)
Comprehensive income (loss) attributable to Aramark stockholders	$208,909	$77,636	$127,334	$(26,590)	$(178,380)	$208,909

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$258,271	$2,643,266	$1,063,581	$—	$3,965,118
Costs and Expenses:
Cost of services provided	—	225,216	2,320,190	976,824	—	3,522,230
Depreciation and amortization	—	4,491	105,895	23,463	—	133,849
Selling and general corporate expenses	—	53,666	33,698	4,804	—	92,168
Interest and other financing costs	—	71,175	68	2,890	—	74,133
Expense allocations	—	(65,203)	61,110	4,093	—	—
	—	289,345	2,520,961	1,012,074	—	3,822,380
Income (Loss) before Income Tax	—	(31,074)	122,305	51,507	—	142,738
Provision (Benefit) for Income Taxes	—	(20,709)	(142,447)	13,454	—	(149,702)
Equity in Net Income of Subsidiaries	292,284	—	—	—	(292,284)	—
Net income (loss)	292,284	(10,365)	264,752	38,053	(292,284)	292,440
Less: Net income attributable to noncontrolling interest	—	—	156	—	—	156
Net income (loss) attributable to Aramark stockholders	292,284	(10,365)	264,596	38,053	(292,284)	292,284
Other comprehensive income, net of tax	11,604	5,389	—	19,002	(24,391)	11,604
Comprehensive income (loss) attributable to Aramark stockholders	$303,888	$(4,976)	$264,596	$57,055	$(316,675)	$303,888

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$172,881	$(328,363)	$(47,432)	$(4,500)	$(207,414)
Cash flows from investing activities:
Purchases of property and equipment and other assets	—	(4,454)	(89,443)	(20,503)	—	(114,400)
Disposals of property and equipment	—	50	564	340	—	954
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(5,033)	(224)	—	(5,257)
Other investing activities	—	862	17,944	337	—	19,143
Net cash provided by (used in) investing activities	—	(3,542)	217,743	(20,050)	—	194,151
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	72,723	—	72,723
Payments of long-term borrowings	—	(278,339)	(8,781)	(26,911)	—	(314,031)
Net change in funding under the Receivables Facility	—	—	—	390,000	—	390,000
Payments of dividends	—	(27,161)	—	—	—	(27,161)
Proceeds from issuance of common stock	—	1,077	—	—	—	1,077
Repurchase of stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(23,447)	(929)	(113)	—	(24,489)
Change in intercompany, net	—	203,883	121,522	(329,905)	4,500	—
Net cash provided by (used in) financing activities	—	(173,987)	111,812	105,794	4,500	48,119
Increase (decrease) in cash and cash equivalents	—	(4,648)	1,192	38,312	—	34,856
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$46,068	$31,036	$172,772	$—	$249,881

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$(63,662)	$(191,802)	$(20,982)	$(35,003)	$(311,449)
Cash flows from investing activities:
Purchases of property and equipment and other assets	—	(2,166)	(101,674)	(15,067)	—	(118,907)
Disposals of property and equipment	—	112	515	533	—	1,160
Acquisitions of businesses, net of cash acquired	—	(1,386,378)	(22,565)	87,255	—	(1,321,688)
Other investing activities	—	342	(61)	(3,632)	—	(3,351)
Net cash (used in) provided by investing activities	—	(1,388,090)	(123,785)	69,089	—	(1,442,786)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,270,600	—	8,687	—	2,279,287
Payments of long-term borrowings	—	(633,997)	(4,672)	(8,953)	—	(647,622)
Net change in funding under the Receivables Facility	—	—	—	136,050	—	136,050
Payments of dividends	—	(25,779)	—	—	—	(25,779)
Proceeds from issuance of common stock	—	4,929	—	—	—	4,929
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(20,859)	(495)	—	—	(21,354)
Change in intercompany, net	—	(194,568)	318,705	(159,140)	35,003	—
Net cash provided by (used in) financing activities	—	1,375,916	313,538	(23,356)	35,003	1,701,101
Increase (decrease) in cash and cash equivalents	—	(75,836)	(2,049)	24,751	—	(53,134)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$35,676	$35,464	$114,518	$—	$185,663

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 28, 2018 and December 29, 2017 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 28, 2018 included in the Company's Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 21, 2018.
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
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions. The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions. We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we expect to incur an approximate $45 million of additional charges over the next two years.
In the second quarter of fiscal 2018, the Company launched the next phase of its program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarter facility and certain other costs. Efforts related to this next phase of streamlining are already underway, and have resulted in charges of approximately $34 million in the three months ended December 28, 2018. The Company currently expects to incur additional charges of approximately $10 million related to this phase within fiscal 2019.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $157.3 million (tax effected gain of $140.2 million) in the Condensed Consolidated Statements of Income. The results of operations and cash flows associated with the HCT business were not material to our consolidated operations and cash flows.

Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 27, 2019 and September 28, 2018 are each fifty-two week periods.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 28, 2018 and December 29, 2017 (dollars in millions).

	Three Months Ended		Change
	December 28, 2018	December 29, 2017	$	%
Revenue	$4,265.3	$3,965.1	$300.2	8%
Costs and Expenses:
Cost of services provided	3,794.4	3,522.3	272.1	8%
Other operating expenses	97.5	225.9	(128.4)	(57)%
Gain on sale of Healthcare Technologies	157.3	—	157.3	100%
	4,049.2	3,748.2	301.0	8%
Operating income	373.4	216.9	156.5	72%
Interest and Other Financing Costs, net	83.0	74.2	8.8	12%
Income Before Income Taxes	290.4	142.7	147.7	104%
(Benefit) Provision for Income Taxes	39.7	(149.7)	189.4	(127)%
Net income	$250.7	$292.4	$(41.7)	(14)%

	Three Months Ended		Change
Revenue by Segment(1)	December 28, 2018	December 29, 2017	$	%
FSS United States	$2,660.3	$2,649.5	$10.8	—%
FSS International	953.1	913.0	40.1	4%
Uniform	651.9	402.6	249.3	62%
	$4,265.3	$3,965.1	$300.2	8%

	Three Months Ended		Change
Operating Income by Segment	December 28, 2018	December 29, 2017	$	%
FSS United States	$363.7	$180.1	183.6	102%
FSS International	11.5	43.9	(32.4)	(74)%
Uniform	52.7	44.5	8.2	18%
Corporate	(54.5)	(51.6)	(2.9)	6%
	$373.4	$216.9	$156.5	72%
(1) As a percentage of total revenue, FSS United States represented 63% and 67%, FSS International represented 22% and 23% and Uniform represented 15% and 10% for the three month periods ended December 28, 2018 and December 29, 2017, respectively.
Consolidated Overview
Revenue increased by approximately 8% during the three month period of fiscal 2019 compared to the prior year period. The increase was attributable to:

•	growth in all of our reportable segments;

•	growth due to the Avendra and AmeriPride acquisitions (approximately 5%); and

•
the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue" (approximately 2%); which more than offset

•	the divestiture of HCT (approximately -2%); and

•	the negative impact of foreign currency translation (approximately -1%).
The following table presents the cost of services provided by segment and as a percent of revenue for the three month periods ended December 28, 2018 and December 29, 2017.

	Three Months Ended
	December 28, 2018		December 29, 2017
Cost of services provided	$	% of Revenue	$	% of Revenue
FSS United States	$2,332.2	88%	$2,350.7	89%
FSS International	920.4	97%	849.0	93%
Uniform	541.8	83%	322.6	80%
	$3,794.4	89%	$3,522.3	89%
The following table presents the percentages attributable to the components in cost of services provided for the three month periods ended December 28, 2018 and December 29, 2017.

	Three Months Ended
Cost of services provided components[1]	December 28, 2018	December 29, 2017
Food and support service costs	28%	27%
Personnel costs	46%	46%
Other direct costs	26%	27%
	100%	100%

Operating income increased by approximately $156.5 million during the three month period of fiscal 2019 compared to the prior year period. The decrease in operating income was attributable to:

•	a gain from the divestiture of the HCT business (approximately $157.3 million);

•	income relating to the recovery of our investment (possessory interest) at one of the National Park Service ("NPS") sites in the FSS United States segment (approximately $16.2 million); and

•	an increase in profit related to the acquisitions of Avendra and AmeriPride and lower merger and integration costs (approximately $10.8 million); partially offset by

•	an increase in severance and consulting costs related to streamlining initiatives (approximately $20.3 million); and

•	an increase in the loss related to the change in fair value of certain gasoline and diesel agreements (approximately$10.8 million).
Interest and Other Financing Costs, net, increased 12% during the three month period of fiscal 2019 compared to the prior year period. The increase for fiscal 2019 was primarily due to higher borrowings from the financings in fiscal 2018 for the Avendra and AmeriPride acquisitions. This increase was partially offset by prior year charges of $12.4 million incurred during the first quarter of fiscal 2018 related to refinancing activities for the write-off of debt issuance costs ($5.7 million) and financing commitment fees related to the Avendra acquisition ($6.7 million). No comparable charges were incurred during fiscal 2019.
The effective income tax rate for the three month period of fiscal 2019 was 13.7%, compared to (104.9)% in the prior year period. The lower effective tax rate in the prior year period was driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." A benefit of approximately $183.8 million was recorded to the (benefit) provision for income taxes for the three months ended December 29, 2017 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform (see Note 8 to the condensed consolidated financial statements), the impact of certain permanently reinvested foreign earnings and certain other tax adjustments. A tax benefit of approximately $11.3 million was recorded to the (benefit) provision for income taxes for the three months ended December 28, 2018 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform, along with a $17 million tax provision related to the sale of HCT.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	December 28, 2018	December 29, 2017%
Business & Industry	$399.9	$386.6	3%
Education	1,016.3	1,003.9	1%
Healthcare	263.3	322.7	(18)%
Sports, Leisure & Corrections	594.3	565.3	5%
Facilities & Other	386.5	371.0	4%
	$2,660.3	$2,649.5	—%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue was slightly higher during the three month period of fiscal 2019 compared to the prior year period. The slight increase was attributable to:

•	an increase in Business & Industry sector revenue resulting from base business growth and net new business;

•	an increase in Education sector revenue resulting from base business growth;

•	an increase in Sports, Leisure & Corrections sector revenue resulting from base business growth and net new business; and

•	an increase in Facilities & Other sector revenue resulting primarily from acquisitions; which more than offset

•	a decrease in Healthcare sector revenue resulting from the divestiture of HCT (approximately -18%), partially offset by base business growth.
Operating income increased by approximately $183.6 million during the three month period of fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	a gain from the divestiture of the HCT business (approximately $157.3 million);

•	income relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector (approximately $16.2 million);

•	an increase in profit related to the acquisition of Avendra; and

•	profit growth in the Education sector; which more than offset

•
an increase in duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment costs incurred while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $5.0 million); and

•	an increase in severance charges related to streamlining initiatives (approximately $3.5 million).
FSS International Segment
FSS International segment revenue increased by approximately 4% during the three month period of fiscal 2019 compared to the prior year period. The increase was attributable to:

•	revenue growth across regions; and

•	revenue growth due to the consolidation of a joint venture (approximately 3%); partially offset by

•	the negative impact of foreign currency translation (approximately -6%).
Operating income decreased by approximately $32.4 million during the three month period of fiscal 2019 compared to the prior year period. The decrease in operating income was attributable to:

•	an increase in severance costs related to streamlining initiatives (approximately $17.9 million);

•	closing costs related to the exit of a business (approximately $2.0 million);

•	the negative impact of foreign currency translation (approximately -$2.1 million); and

•	an increase in personnel costs and new business start-up costs.
Uniform Segment
Uniform segment revenue increased by approximately 62% during the three month period of fiscal 2019 compared to the prior year period. The increase was primarily attributable to the acquisition of AmeriPride in the second quarter of fiscal 2018 (36%) and from the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided” are now recognized in “Revenue" (24%).
Operating income increased by approximately $8.2 million during the three month period of fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	an increase in profit related to the acquisition of AmeriPride; and

•	an increase in profit within our legacy uniform rental business; which more than offset

•	an increase in merger and integration related costs from the AmeriPride acquisition (approximately $3.6 million); and

•	income in the prior year under our casualty insurance program from prior years' loss experience that were favorable (approximately $3.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $2.9 million during the three month period of fiscal 2019 compared to the prior year period. The increase was attributable to:

•	an increase in the loss related to the change in fair value of certain gasoline and diesel agreements (approximately$10.8 million);

•	banker fees related to the divestiture of Healthcare Technologies (approximately $6.1 million); and

•	closing costs related to the move to the Company's new headquarters (approximately $1.6 million); partially offset by

•	a decrease in acquisition related costs from the Avendra and AmeriPride acquisitions (approximately $13.5 million); and

•	lower consulting costs related to streamlining initiatives ($1.6 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 28, 2018, we had $249.9 million of cash and cash equivalents and approximately $916.7 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of December 28, 2018, there was approximately $938.3 million of outstanding foreign currency borrowings.
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
On February 5, 2019, the Company announced that it would invest $90 million in its workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. The Company expects to fund the majority of these investments during fiscal 2019.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 28, 2018	December 29, 2017
Net cash used in operating activities	$(207.4)	$(311.4)
Net cash provided by (used in) investing activities	194.2	(1,442.8)
Net cash provided by financing activities	48.1	1,701.1
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
During the three month period of fiscal 2019, there was an increase in net income and non-cash charges that resulted from higher operating income discussed above. The decrease in cash flows used in operating activities was primarily attributable to the change in operating assets and liabilities ($154.8 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were less of a use of cash primarily due to the timing of one-time payments made in the first quarter of fiscal 2018 for certain liabilities assumed related to the Avendra acquisition and from lower accrued payroll and related expenses payments, including incentive compensation; and

•	Accounts receivable were a greater use of cash due to the timing of collections and revenue growth;
During the three month period of fiscal 2019, we received gross proceeds of approximately $14.6 million related to our casualty insurance program from our loss experience being favorable related to a prior year. We received approximately $18.9 million of comparable insurance proceeds during the prior year period. During the first quarter of fiscal 2018, we incurred approximately $17.8 million of acquisition related costs. The "Other operating activities" caption in the current year also reflects certain payments to our customers and an adjustment to net income related to a non-operating gain.
Cash Flows Provided by (Used in) Investing Activities
The increase in net cash flows provided by (used in) investing activities during the three month period of fiscal 2019 compared to the three month period of fiscal 2018 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 and lower levels of spending for acquisitions, mainly for Avendra in the same period of fiscal 2018. The "Other investing activities" includes the $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2019, cash provided by financing activities was impacted by the following:

•	an increase in funding under the Receivables Facility ($390.0 million); and

•	a repayment of borrowings on term loans and the revolving credit facility ($280.0 million, which includes $200.0 million of optional prepayments).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock through February 1, 2019. During the three month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million. During the three month period of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million.
The "Other financing activities" also reflects a use of cash during the three month periods of fiscal 2019 and fiscal 2018, primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 28, 2018, we were in compliance with these covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018	December 28, 2018
Net income attributable to ASI stockholder	$250.7	$175.4	$72.6	$27.6	$526.3
Interest and other financing costs, net	83.0	92.5	91.2	94.2	360.9
Provision for income taxes	39.7	14.3	24.1	14.7	92.8
Depreciation and amortization	150.7	152.6	156.9	152.9	613.1
Share-based compensation expense(1)	18.6	19.8	34.8	17.1	90.3
Unusual or non-recurring (gains) and losses(2)	(157.3)	—	—	—	(157.3)
Pro forma EBITDA for equity method investees(3)	3.9	3.4	2.9	4.0	14.2
Pro forma EBITDA for certain transactions(4)	(7.3)	(18.0)	(3.0)	10.1	(18.2)
Other(5)	59.9	25.7	14.9	83.4	183.9
Covenant Adjusted EBITDA	$441.9	$465.7	$394.4	$404.0	$1,706.0

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock, performance stock units, and deferred stock unit awards (see Note 10 to the condensed consolidated financial statements).

(2)	Represents the gain from the divestiture of Healthcare Technologies.

(3)
Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net income attributable to ASI stockholder. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.

(4)	Represents the annualizing of net EBITDA from acquisitions and divestitures made during the period.

(5)
Other for the twelve months ended December 28, 2018 includes organizational streamlining initiatives ($58.5 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($10.5 million loss), expenses related to merger and integration related charges ($67.4 million), property and other asset write-downs related to a joint venture liquidation and related acquisition ($7.5 million), duplicate rent charges, moving costs, opening costs to build out and ready the Company's new headquarters while occupying its existing headquarters and closing costs ($14.3 million), banker fees and other charges related to the sale of Healthcare Technologies ($9.9 million), certain environmental charges ($5.0 million), the impact of hyperinflation in Argentina ($3.8 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended December 28, 2018 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.14
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.92

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
During the first quarter of fiscal 2019, we extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023 (see Note 5 to the condensed consolidated financial statements).
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on November 21, 2018. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. During the first quarter of fiscal 2019, the Company adopted the new accounting standard related to revenue recognition. See Notes 1 and 7 to the condensed consolidated financial statement for more information on the impact of adoption. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on November 21, 2018.
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 28, 2018 has not materially changed from September 28, 2018 (see Item 7A"Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 21, 2018). See Note 6 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of December 28, 2018.
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 28, 2018.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended September 28, 2018 and filed with the SEC on November 21, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the first fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 September 29, 2018 - October 26, 2018	N/A	N/A	N/A	$125,600,000
Month 2 October 27, 2018 - November 23, 2018(2)	145,824	$35.74	N/A	N/A
Month 3 November 24, 2018 - December 28, 2018	1,604,621	$31.16	1,604,621	$75,600,000
Total	1,750,445	$31.54	1,604,621	$75,600,000

(1)	On February 7, 2017, we announced a share repurchase program allowing us to repurchase up to $250.0 million of our common stock, which expired February 1, 2019.

(2)	Consists of shares withheld to pay taxes in connection with the vesting of performance restricted stock granted under the Company’s Amended and Restated 2013 Stock Incentive Plan.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders

The Company held its 2019 Annual Meeting of Shareholders on January 30, 2019 in Philadelphia, Pennsylvania. A quorum was present at the meeting. Set forth below are the final voting results with respect to each matter voted upon by the Company’s stockholders:

1.
Election of each of the following 10 director nominees to the Company’s Board of Directors to serve until the Company’s 2020 Annual Meeting of Shareholders or until his or her respective successor has been duly elected and qualified:

Nominees for Director	For	Against	Abstentions	Broker Non-Votes
Eric J. Foss	205,498,045	12,619,241	1,097,105	4,744,631
Pierre-Olivier Beckers-Vieujant	211,877,319	7,278,654	58,418	4,744,631
Lisa G. Bisaccia	199,517,805	19,638,326	58,260	4,744,631
Calvin Darden	199,822,311	19,333,816	58,264	4,744,631
Richard W. Dreiling	199,184,345	19,971,627	58,419	4,744,631
Irene M. Esteves	211,545,495	7,611,073	57,823	4,744,631
Daniel J. Heinrich	211,180,592	7,975,179	58,620	4,744,631
Patricia B. Morrison	212,197,305	6,958,754	58,332	4,744,631
John A. Quelch	211,877,333	7,278,433	58,625	4,744,631
Stephen I. Sadove	197,608,376	21,547,195	58,820	4,744,631

2.	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 27, 2019:

For	Against	Abstentions	Broker Non-Votes
221,238,623	2,679,625	40,774	—

3.
Approval, on a non-binding, advisory basis, of the compensation of the Company’s named executive officers as disclosed in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders filed on December 21, 2018:

For	Against	Abstentions	Broker Non-Votes
122,251,737	96,905,074	57,580	4,744,631

On February 5, 2019, the Company announced that Lauren A. Harrington has been elected as an Executive Officer with the title of Senior Vice President and General Counsel, effective March 4, 2019. Ms. Harrington, age 43, currently serves as Vice President and Associate General Counsel at Aramark and has been in that role since 2012. Prior to that, she served as Assistant General Counsel for the Company from 2006 to 2009. Ms. Harrington was an Associate at WilmerHale LLP before joining Aramark. On January 31, 2019, Steve Reynolds provided notice to the Company of his intent to retire as Executive Vice President, General Counsel and Corporate Secretary. Mr. Reynolds and Ms. Harrington will conduct an orderly transition until April 1, 2019.

Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2019.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
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

10.2
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2018 pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 28, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 28, 2018 and September 28, 2018; (ii) Condensed Consolidated Statements of Income for the three months ended December 28, 2018 and December 29, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 28, 2018 and December 29, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2018 and December 29, 2017; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 28, 2018 and December 29, 2017; and (vi) Notes to condensed consolidated financial statements.

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