Form 10-Q
period 2019-03-29
Aramark
filed 2019-05-07
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended March 29, 2019 Commission File Number: 001-36223

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	ARMK	New York Stock Exchange
As of April 26, 2019, the number of shares of the registrant's common stock outstanding is 246,429,991.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, anticipated effects of changes related to accounting changes and the divestiture of our Healthcare Technologies business, the expected impact of strategic portfolio actions, the benefits and costs of our acquisitions of each of Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") and related financings, as well as statements regarding these companies' services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 29, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$195,387	$215,025
Receivables (less allowances: 2019 - $50,961; 2018 - $52,682)	1,878,151	1,790,433
Inventories	400,269	724,802
Prepayments and other current assets	156,796	171,165
Total current assets	2,630,603	2,901,425
Property and Equipment, net	2,142,944	1,378,094
Goodwill	5,522,552	5,610,568
Other Intangible Assets	2,087,641	2,136,844
Other Assets	1,327,074	1,693,171
	$13,710,814	$13,720,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$56,339	$30,907
Accounts payable	911,785	1,018,920
Accrued expenses and other current liabilities	1,342,981	1,440,332
Total current liabilities	2,311,105	2,490,159
Long-Term Borrowings	7,134,286	7,213,077
Deferred Income Taxes and Other Noncurrent Liabilities	1,021,749	977,215
Redeemable Noncontrolling Interest	9,994	10,093
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2019—281,214,456 shares and 2018—279,314,297 shares; and outstanding: 2019—246,262,298 shares and 2018—246,744,438 shares)	2,812	2,793
Capital surplus	3,180,943	3,132,421
Retained earnings	992,736	710,519
Accumulated other comprehensive loss	(141,651)	(91,223)
Treasury stock (shares held in treasury: 2019—34,952,158 shares and 2018—32,569,859 shares)	(801,160)	(724,952)
Total stockholders' equity	3,233,680	3,029,558
	$13,710,814	$13,720,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 29, 2019	March 30, 2018
Revenue	$3,999,987	$3,939,311
Costs and Expenses:
Cost of services provided	3,639,959	3,563,009
Depreciation and amortization	147,908	152,864
Selling and general corporate expenses	88,285	88,444
Gain on sale of Healthcare Technologies	1,000	—
	3,877,152	3,804,317
Operating income	122,835	134,994
Interest and Other Financing Costs, net	84,178	92,653
Income Before Income Taxes	38,657	42,341
Provision for Income Taxes	9,347	14,625
Net income	29,310	27,716
Less: Net income (loss) attributable to noncontrolling interest	(43)	147
Net income attributable to Aramark stockholders	$29,353	$27,569

Earnings per share attributable to Aramark stockholders:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11
Weighted Average Shares Outstanding:
Basic	246,217	245,648
Diluted	250,347	252,485

	Six Months Ended
	March 29, 2019	March 30, 2018
Revenue	$8,265,336	$7,904,429
Costs and Expenses:
Cost of services provided	7,434,404	7,085,239
Depreciation and amortization	298,629	286,713
Selling and general corporate expenses	192,415	180,612
Gain on sale of Healthcare Technologies	(156,309)	—
	7,769,139	7,552,564
Operating income	496,197	351,865
Interest and Other Financing Costs, net	167,155	166,786
Income Before Income Taxes	329,042	185,079
(Benefit) Provision for Income Taxes	49,054	(135,077)
Net income	279,988	320,156
Less: Net income (loss) attributable to noncontrolling interest	(49)	303
Net income attributable to Aramark stockholders	$280,037	$319,853

Earnings per share attributable to Aramark stockholders:
Basic	$1.14	$1.30
Diluted	$1.11	$1.27
Weighted Average Shares Outstanding:
Basic	246,540	245,366
Diluted	251,355	252,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net income	$29,310	$27,716
Other comprehensive income (loss), net of tax
Pension plan adjustments	—	13,379
Foreign currency translation adjustments	8,973	12,424
Fair value of cash flow hedges	(17,678)	24,208
Share of equity investee's comprehensive income (loss)	50	(551)
Other comprehensive income (loss), net of tax	(8,655)	49,460
Comprehensive income	20,655	77,176
Less: Net income (loss) attributable to noncontrolling interest	(43)	147
Comprehensive income attributable to Aramark stockholders	$20,698	$77,029

	Six Months Ended
	March 29, 2019	March 30, 2018
Net income	$279,988	$320,156
Other comprehensive income (loss), net of tax
Pension plan adjustments	753	13,379
Foreign currency translation adjustments	(9,034)	18,809
Fair value of cash flow hedges	(41,917)	29,413
Share of equity investee's comprehensive income (loss)	(230)	(536)
Other comprehensive income (loss), net of tax	(50,428)	61,065
Comprehensive income	229,560	381,221
Less: Net income (loss) attributable to noncontrolling interest	(49)	303
Comprehensive income attributable to Aramark stockholders	$229,609	$380,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$279,988	$320,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	298,629	286,713
Deferred income taxes	3,475	(164,069)
Share-based compensation expense	33,241	33,511
Net gain on sale of Healthcare Technologies	(139,165)	—
Changes in operating assets and liabilities:
Accounts Receivable	(137,789)	(90,695)
Inventories	(36,224)	(29,835)
Prepayments and Other Current Assets	(223)	12,560
Accounts Payable	(86,069)	(162,901)
Accrued Expenses	(100,863)	(190,161)
Payments made to clients on contracts (see Note 7)	(26,551)	—
Other operating activities	534	6,348
Net cash provided by operating activities	88,983	21,627
Cash flows from investing activities:
Purchases of property and equipment and other	(230,402)	(248,404)
Disposals of property and equipment	7,556	4,988
Proceeds from divestiture	293,711	—
Acquisition of certain businesses, net of cash acquired	(31,115)	(2,227,785)
Other investing activities	18,445	(5,059)
Net cash provided by (used in) investing activities	58,195	(2,476,260)
Cash flows from financing activities:
Proceeds from long-term borrowings	100,071	3,091,777
Payments of long-term borrowings	(345,458)	(683,102)
Net change in funding under the Receivables Facility	205,000	95,800
Payments of dividends	(54,220)	(51,547)
Proceeds from issuance of common stock	10,372	10,556
Repurchase of stock	(50,000)	(24,410)
Other financing activities	(29,120)	(40,276)
Net cash provided by (used in) financing activities	(163,355)	2,398,798
Effect of foreign exchange rates on cash and cash equivalents	(3,461)	2,571
Decrease in cash and cash equivalents	(19,638)	(53,264)
Cash and cash equivalents, beginning of period	215,025	238,797
Cash and cash equivalents, end of period	$195,387	$185,533

	Six Months Ended
(dollars in millions)	March 29, 2019	March 30, 2018
Interest paid	$180.2	$148.3
Income taxes paid	$118.9	$80.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended March 29, 2019 and March 30, 2018
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	280,037			280,037
Other comprehensive income (loss)	(50,428)				(50,428)
Capital contributions from issuance of common stock	15,300	19	15,281
Share-based compensation expense	33,241		33,241
Repurchases of Common Stock	(76,208)					(76,208)
Payments of dividends	(56,215)			(56,215)
Balance, March 29, 2019	$3,233,680	$2,812	$3,180,943	$992,736	$(141,651)	$(801,160)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	319,853			319,853
Other comprehensive income (loss)	61,065				61,065
Capital contributions from issuance of common stock	14,977	15	14,962
Share-based compensation expense	33,511		33,511
Repurchases of Common Stock	(39,996)					(39,996)
Payments of dividends	(52,848)			(52,848)
Balance, March 30, 2018	$2,795,623	$2,786	$3,063,019	$514,055	$(62,695)	$(721,542)

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
New Accounting Standards Updates
Adopted Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for the Company in the first quarter of fiscal 2020. The Company early adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements, as the Company's existing interest rate hedges use LIBOR as the benchmark interest rate. The use of the Secured Overnight Financing Rate Overnight Index Swap Rate as the benchmark interest rate may be contemplated in future hedging arrangements.
In February 2018, the FASB issued an ASU which provides clarification regarding guidance related to the financial instrument standard. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements.
In May 2017, the FASB issued an ASU to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted this standard in the first quarter of fiscal 2019, which did not have a material impact on the condensed consolidated financial statements.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance during the first quarter of fiscal 2019, which did not result in an impact to net income. However, certain balances, including $1.5 million and $3.7 million for the three and six month period ended March 30, 2018, were reclassified from "Cost of services provided" to "Interest and Other Financing Costs, net" on the Condensed Consolidated Statements of Income. The Company applied the practical expedient allowing for the use of amounts disclosed in the pension footnote for prior comparative periods as an estimation basis for applying the retrospective presentation requirements.
In February 2017, the FASB issued an ASU to clarify the accounting guidance for partial sales of nonfinancial assets. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the condensed consolidated financial statements.
In January 2017, the FASB issued an ASU to clarify the definition of a business. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, using the prospective method, which did not have a material impact on the condensed consolidated financial statements.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are to be measured at fair value with the changes in fair value recognized in net income. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adopted the guidance in the first quarter of fiscal 2019. Due to the lack of readily available fair values for the Company's equity investments, other than those accounted for under the equity method of accounting, the Company elected to apply the practical expedient to measure these investments at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The guidance did not have an impact to the Company's condensed consolidated financial statements.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In March 2019, the FASB issued an ASU which provides clarification regarding three issues related to the lease recognition standard. The guidance is effective for the Company in the first quarter of fiscal 2020 when the lease recognition standard will be adopted and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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
In July 2018, the FASB issued an ASU which clarifies, corrects errors in or makes minor improvements to the Accounting Standards Codification. The guidance is effective for the Company either upon issuance or in the first quarter of fiscal 2020, depending on the amendment. There was no impact on the condensed consolidated financial statements related to the amendments that were effective upon issuance of the guidance and the Company is currently evaluating the impact of the remaining amendments of the pronouncement.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the revenue recognition standard (see above) and the leases recognition standard (see below). The guidance is effective for the Company in the first quarter of fiscal 2019 with respect to the revenue recognition standard and in the first quarter of fiscal 2020 with respect to the lease recognition standard. Early adoption is permitted. The Company adopted the revenue related portions of this standard in conjunction with the revenue recognition standard during the first quarter of fiscal 2019, as described above. The lease related portions of this standard will be adopted in the first quarter of fiscal 2020 in conjunction with the lease recognition standard.

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
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. Recognition of expense on the Condensed Consolidated Statements of Income will continue in a manner similar to current guidance. The Company will adopt this guidance using the modified retrospective approach with an adjustment to recognize lease liabilities offset by a right-of-use asset. This adjustment will be recorded at the beginning of the period of adoption in the first quarter of fiscal 2020; therefore, the Company will recognize and measure leases without revising comparative period information or disclosure.
For existing leases as of the effective date, the Company expects to elect the package of practical expedients available at transition to not reassess historical lease determinations, lease classifications and initial direct costs. Additionally, the Company does not expect to elect the use of hindsight for determining the reasonably certain lease term. The Company will elect the short-term lease recognition exemption whereby lease-related assets and liabilities will not be recognized for arrangements with terms less than one year.
The Company continues to review its lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. Based on the assessment to date, the Company expects adoption of this standard to result in a material increase in lease-related assets and liabilities in its Condensed Consolidated Balance Sheets, but does not expect it to have a significant impact in its Condensed Consolidated Statements of Income or Cash Flows. The Company continues to assess the disclosure requirements, business processes, controls and systems.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 29, 2019			March 30, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$29,310			$27,716
Pension plan adjustments	—	—	—	32,730	(19,351)	13,379
Foreign currency translation adjustments	8,842	131	8,973	13,353	(929)	12,424
Fair value of cash flow hedges	(23,851)	6,173	(17,678)	34,144	(9,936)	24,208
Share of equity investee's comprehensive income (loss)	50	—	50	(551)	—	(551)
Other comprehensive income (loss)	(14,959)	6,304	(8,655)	79,676	(30,216)	49,460
Comprehensive income			20,655			77,176
Less: Net income attributable to noncontrolling interest			(43)			147
Comprehensive income attributable to Aramark stockholders			$20,698			$77,029

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
	March 29, 2019			March 30, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$279,988			$320,156
Pension plan adjustments	753	—	753	32,730	(19,351)	13,379
Foreign currency translation adjustments	(9,034)	—	(9,034)	19,738	(929)	18,809
Fair value of cash flow hedges	(56,553)	14,636	(41,917)	41,485	(12,072)	29,413
Share of equity investee's comprehensive income (loss)	(230)	—	(230)	(536)	—	(536)
Other comprehensive income (loss)	(65,064)	14,636	(50,428)	93,417	(32,352)	61,065
Comprehensive income			229,560			381,221
Less: Net income attributable to noncontrolling interest			(49)			303
Comprehensive income attributable to Aramark stockholders			$229,609			$380,918
Accumulated other comprehensive loss consists of the following (in thousands):

	March 29, 2019	September 28, 2018
Pension plan adjustments	$(23,875)	$(24,628)
Foreign currency translation adjustments	(102,845)	(93,811)
Cash flow hedges	(5,725)	36,192
Share of equity investee's accumulated other comprehensive loss	(9,206)	(8,976)
	$(141,651)	$(91,223)
Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasured the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During both the three and six month periods of fiscal 2019, the impact of the foreign currency transactions were immaterial to the condensed consolidated financial statements.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, long-term prepaid rent, investments in 50% or less owned entities, computer software costs, long-term receivables and personalized work apparel, linens and other rental items in service.
NOTE 2. DIVESTITURES:
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of Income. The Company evaluated the sale under the rules for discontinued operations and concluded it did not meet all of the criteria required.
NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $22.0 million and $39.5 million for the six months ended March 29, 2019 and March 30, 2018, respectively. As of March 29, 2019 and September 28, 2018, the Company had an accrual of approximately $23.5 million and $16.6 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through fiscal 2019.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in total goodwill during the six months ended March 29, 2019 is as follows (in thousands):

Segment	September 28, 2018	Acquisitions and Divestitures	Translation	March 29, 2019
FSS United States[1]	$4,028,454	$(86,981)	$—	$3,941,473
FSS International	626,379	8,082	(12,702)	621,759
Uniform	955,735	3,895	(310)	959,320
	$5,610,568	$(75,004)	$(13,012)	$5,522,552

(1)	Includes the removal of approximately $87.0 million of goodwill related to the divestiture of HCT during the first quarter of fiscal 2019 (see Note 2).
Other intangible assets consist of the following (in thousands):

	March 29, 2019			September 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,225,366	$(1,182,303)	$1,043,063	$2,244,215	$(1,156,811)	$1,087,404
Trade names	1,046,963	(2,385)	1,044,578	1,050,825	(1,385)	1,049,440
	$3,272,329	$(1,184,688)	$2,087,641	$3,295,040	$(1,158,196)	$2,136,844
Amortization of intangible assets for the six months ended March 29, 2019 and March 30, 2018 was approximately $59.1 million and $51.8 million, respectively.
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 29, 2019	September 28, 2018
Senior secured revolving credit facility, due October 2023	$58,537	$77,000
Senior secured term loan facility, due October 2023	513,114	538,674
Senior secured term loan facility, due March 2024	1,126,519	1,325,923
Senior secured term loan facility, due March 2025	1,657,468	1,656,919
5.125% senior notes, due January 2024	902,629	902,908
5.000% senior notes, due April 2025	591,478	590,884
3.125% senior notes, due April 2025(1)	361,050	373,240
4.750% senior notes, due June 2026	494,402	494,082
5.000% senior notes, due February 2028	1,137,041	1,136,472
Receivables Facility, due May 2021	205,000	—
Capital leases	135,739	143,388
Other	7,648	4,494
	7,190,625	7,243,984
Less—current portion	(56,339)	(30,907)
	$7,134,286	$7,213,077

(1)	This is a Euro denominated borrowing.
As of March 29, 2019, there was approximately $937.6 million of outstanding foreign currency borrowings.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Cash Flow Hedges
The Company has approximately $2.8 billion notional amount of outstanding interest rate swap agreements as of March 29, 2019, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During the second quarter of fiscal 2019, the Company entered into approximately $500.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $300.0 million matured during the second quarter of fiscal 2019.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 29, 2019 and September 28, 2018, approximately ($5.7) million and $36.2 million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Interest rate swap agreements	$(21,524)	$31,323

	Six Months Ended
	March 29, 2019	March 30, 2018
Interest rate swap agreements	$(52,525)	$36,568
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 29, 2019, the Company has contracts for approximately 13.9 million gallons outstanding through the second quarter of fiscal 2020. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $4.9 million and a loss of approximately $4.3 million for the three and six months ended March 29, 2019, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.7 million and a gain of approximately $0.2 million for the three and six months ended March 30, 2018, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of March 29, 2019, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €15.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 29, 2019	September 28, 2018
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$1,459
Interest rate swap agreements	Noncurrent Assets	2,076	54,708

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$209
Gasoline and diesel fuel agreements	Prepayments and other current assets	—	3,623
		$2,076	$59,999
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$1,294	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	$35	$—
Gasoline and diesel fuel agreements	Accounts payable	710	—
		$2,039	$—
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	March 29, 2019	March 30, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$(2,327)	$2,821
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(3,675)	$(61)
Foreign currency forward exchange contracts	Interest expense	66	1,100
		(3,609)	1,039
		$(5,936)	$3,860

		Six Months Ended
	Income Statement Location	March 29, 2019	March 30, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$(4,029)	$4,917
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$5,469	$(3,477)
Foreign currency forward exchange contracts	Interest expense	244	451
		5,713	(3,026)
		$1,684	$1,891

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 29, 2019, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $3.4 million.
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
Performance Obligations
The Company recognizes revenue when its performance obligation is satisfied. Each contract generally has one performance obligation, which is satisfied over time. The Company primarily accounts for its performance obligations under the series guidance, using the as-invoiced practical expedient when applicable. The Company applies the right to invoice practical expedient to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts. Under this practical expedient, the Company recognizes revenue in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date and for which the Company has the right to invoice the customer. Certain arrangements include performance obligations which include variable consideration (primarily per transaction fees). For these arrangements, the Company does not need to estimate the variable consideration for the contract and allocate to the entire performance obligation; therefore, the variable fees are recognized in the period they are earned.
Impact of New Revenue Recognition Standard
As a result of the adoption of ASC 606, the following changes occurred with respect to financial statement line item classification in the Company's condensed consolidated financial statements:
Transition Adjustment:

•
costs to obtain contracts related to employee sales commissions, previously expensed to “Cost of services provided” at contract inception, are now capitalized in “Other Assets” ($97.2 million and $103.8 million as of September 29, 2018 and March 29, 2019, respectively);

Other Reclassifications and Changes in Presentation:

•
certain fees within the Uniform segment, $95.8 million and $191.1 million for the three and six month periods of fiscal 2019, previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue;”

•
client contract investments, previously capitalized within “Other Assets” and amortized to “Depreciation and amortization” will continue to be expensed over the contract life as either a leasehold improvement in “Property and equipment, net” ($795.1 million as of March 29, 2019) or as long-term prepaid rent or costs to fulfill in “Other Assets” ($186.4 million and $112.9 million as of March 29, 2019, respectively) and primarily classified in “Depreciation and amortization” or “Cost of services provided;”

•
costs to fulfill contracts related to personalized work apparel, linens and other rental items in service, previously capitalized within "Inventories" are now capitalized within "Other Assets" ($345.0 million as of March 29, 2019); and

•
certain client contract investments, previously included within "Purchases of property and equipment and other" in Net cash provided by (used in) investing activities on the Condensed Consolidated Statements of Cash Flows, are now included within "Payments made to clients on contracts" in Net cash provided by operating activities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table compares the reported Condensed Consolidated Balance Sheet as of March 29, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	March 29, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606
ASSETS
Current Assets:
Cash and cash equivalents	$195,387	$—	$195,387
Receivables, net	1,878,151	—	1,878,151
Inventories	400,269	344,953	745,222
Prepayments and other current assets	156,796	—	156,796
Total current assets	2,630,603	344,953	2,975,556
Property and Equipment, net	2,142,944	(795,096)	1,347,848
Goodwill	5,522,552	—	5,522,552
Other Intangible Assets	2,087,641	—	2,087,641
Other Assets	1,327,074	339,781	1,666,855
	$13,710,814	$(110,362)	$13,600,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$56,339	$—	$56,339
Accounts payable	911,785	—	911,785
Accrued expenses and other current liabilities	1,342,981	(23,526)	1,319,455
Total current liabilities	2,311,105	(23,526)	2,287,579
Long-Term Borrowings	7,134,286	—	7,134,286
Deferred Income Taxes and Other Noncurrent Liabilities	1,021,749	(23,544)	998,205
Redeemable Noncontrolling Interest	9,994	—	9,994
Stockholders' Equity:
Common stock	2,812	—	2,812
Capital surplus	3,180,943	—	3,180,943
Retained earnings	992,736	(63,292)	929,444
Accumulated other comprehensive loss	(141,651)	—	(141,651)
Treasury stock	(801,160)	—	(801,160)
Total stockholders' equity	3,233,680	(63,292)	3,170,388
	$13,710,814	$(110,362)	$13,600,452

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table compares the reported Condensed Consolidated Statements of Income for the three and six month period ended March 29, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	Three Months Ended March 29, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$3,999,987	$(91,583)	$3,908,404
Costs and Expenses:
Cost of services provided	3,639,959	(94,490)	3,545,469
Depreciation and amortization	147,908	4,893	152,801
Selling and general corporate expenses	88,285	—	88,285
Gain on sale of Healthcare Technologies	1,000	—	1,000
	3,877,152	(89,597)	3,787,555
Operating income	122,835	(1,986)	120,849
Interest and Other Financing Costs, net	84,178	—	84,178
Income Before Income Taxes	38,657	(1,986)	36,671
Provision for Income Taxes	9,347	(514)	8,833
Net income	29,310	(1,472)	27,838
Less: Net income (loss) attributable to noncontrolling interest	(43)	—	(43)
Net income attributable to Aramark stockholders	$29,353	$(1,472)	$27,881

	Six Months Ended March 29, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$8,265,336	$(180,090)	$8,085,246
Costs and Expenses:
Cost of services provided	7,434,404	(183,197)	7,251,207
Depreciation and amortization	298,629	7,899	306,528
Selling and general corporate expenses	192,415	—	192,415
Gain on sale of Healthcare Technologies	(156,309)	—	(156,309)
	7,769,139	(175,298)	7,593,841
Operating income	496,197	(4,792)	491,405
Interest and Other Financing Costs, net	167,155	—	167,155
Income Before Income Taxes	329,042	(4,792)	324,250
Provision for Income Taxes	49,054	(1,241)	47,813
Net income	279,988	(3,551)	276,437
Less: Net income (loss) attributable to noncontrolling interest	(49)	—	(49)
Net income attributable to Aramark stockholders	$280,037	$(3,551)	$276,486

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended	Six Months Ended
	March 29, 2019	March 29, 2019
FSS United States:
Business & Industry	$394.8	$794.7
Education	901.6	1,917.9
Healthcare	221.4	484.7
Sports, Leisure & Corrections	504.7	1,099.0
Facilities & Other	394.5	781.0
Total FSS United States	$2,417.0	$5,077.3

FSS International:
Europe	512.0	1,032.2
Rest of World	430.0	863.0
Total FSS International	$942.0	$1,895.2

Uniform	$641.0	$1,292.8

Total Revenue	$4,000.0	$8,265.3
Contract Balances
The Company defers sales commissions earned by our sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. During the three and six months ended March 29, 2019, the Company expensed approximately $3.6 million and $7.2 million of these costs to “Cost of services provided” in the Condensed Consolidated Statements of Income.
Costs to fulfill contracts includes payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. During the three and six months ended March 29, 2019, the Company expensed approximately $4.8 million and $9.9 million of these costs to "Depreciation and amortization" in the Condensed Consolidated Statements of Income.
Other costs to fulfill contracts represent personalized work apparel, linens and other rental items in service. The amounts are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience. The Company recorded expense of approximately $78.4 million and $157.5 million during the three and six months ended March 29, 2019 related to these costs, which was recorded in "Costs of services provided" in the Condensed Consolidated Statements of Income.
Deferred income is recognized in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended March 29, 2019, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. Below is a summary of the changes (in millions):

	Balance, September 28, 2018	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, March 29, 2019
Deferred income	$281.5	628.5	(676.4)	$233.6
NOTE 8. INCOME TAXES:
On December 22, 2017, “H.R.1,” commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Legislation”) was signed into U.S. law. The Tax Legislation, which was effective on January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing new international tax provisions that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting impact, other significant provisions were not effective or did not result in accounting implications for the Company until after the fiscal year-end September 28, 2018. The provisions effective for fiscal 2019 are the tax on "Global Intangible Low-Taxed Income" ("GILTI"), the deduction for "Foreign-Derived Intangible Income" ("FDII"), the 163(j) limitation on interest expense and the 162(m) limitation on certain executive compensation.
During fiscal 2018, the Company made reasonable estimates related to certain impacts of the Tax Legislation and, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accountant Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded provisional estimates during a measurement period when it did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law.
As a result of the Tax Legislation, the Company reassessed during fiscal 2018 the ability to recover its $27.2 million of foreign tax credit ("FTC") carryforwards. Based on currently available information, the Company believed it would not generate sufficient foreign source income in the carryforward period to utilize a portion of these credits. As a result, the Company recorded a valuation allowance of $13.1 million against its foreign tax credit carryforward during fiscal 2018 as a provisional estimate. On the basis of proposed Treasury Regulations issued subsequent to the filing of the Company's Annual Report on Form 10-K on November 21, 2018, the Company recorded an adjustment to reduce the $13.1 million valuation allowance by $9.5 million, which was recorded as a tax benefit to the provision for income taxes during the first quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company reduced the remaining $3.6 million valuation allowance and recorded a related uncertain tax position of $2.7 million, resulting in a net benefit to the provision for income taxes of $0.9 million.
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
NOTE 9. STOCKHOLDERS' EQUITY:
During the six months ended March 29, 2019 and March 30, 2018, the Company paid dividends of approximately $54.2 million and $51.5 million to its stockholders, respectively. On May 1, 2019, the Company's Board declared a $0.110 dividend per share of common stock, payable on May 30, 2019, to shareholders of record on the close of business on May 16, 2019. During the first quarter of fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
TBOs	$3.1	$4.8	$8.4	$9.8
RSUs	7.2	6.1	16.1	11.9
PSUs	3.9	5.6	7.7	10.9
Deferred Stock and Other Units	0.4	0.5	1.0	0.9
	$14.6	$17.0	$33.2	$33.5

Taxes related to share-based compensation	$3.6	$4.8	$8.2	$9.4
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 29, 2019:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.8	$8.32
RSUs	1.1	$36.61
PSUs(1)	1.3	$36.65
Deferred Stock Units	0.1	$32.82
	4.3

(1)	Includes approximately 0.5 million shares resulting from the payout of the 2016 PSU grants due to exceeding the adjusted earnings per share target.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Earnings:
Net income attributable to Aramark stockholders	$29,353	$27,569	$280,037	$319,853
Shares:
Basic weighted-average shares outstanding	246,217	245,648	246,540	245,366
Effect of dilutive securities	4,130	6,837	4,815	7,014
Diluted weighted-average shares outstanding	250,347	252,485	251,355	252,380

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.12	$0.11	$1.14	$1.30
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.12	$0.11	$1.11	$1.27

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-based awards to purchase 8.6 million and 1.8 million shares were outstanding for the three months ended March 29, 2019 and March 30, 2018, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares and 1.8 million shares were outstanding for the three month periods of March 29, 2019 and March 30, 2018, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 7.2 million and 1.3 million shares were outstanding for the six months ended March 29, 2019 and March 30, 2018, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares and 1.8 million shares were outstanding for the six month periods of March 29, 2019 and March 30, 2018, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $34.3 million at March 29, 2019 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 29, 2019.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Revenue
	Three Months Ended
	March 29, 2019	March 30, 2018
FSS United States	$2,417.0	$2,506.4
FSS International	942.0	925.3
Uniform	641.0	507.6
	$4,000.0	$3,939.3

	Operating Income
	Three Months Ended
	March 29, 2019	March 30, 2018
FSS United States	$68.8	$137.9
FSS International	41.9	13.9
Uniform	38.2	30.0
	148.9	181.8
Corporate	(26.1)	(46.8)
Operating Income	122.8	135.0
Interest and Other Financing Costs, net	84.2	92.7
Income Before Income Taxes	$38.6	$42.3

	Revenue
	Six Months Ended
	March 29, 2019	March 30, 2018
FSS United States	$5,077.3	$5,156.0
FSS International	1,895.2	1,838.3
Uniform	1,292.8	910.1
	$8,265.3	$7,904.4

	Operating Income
	Six Months Ended
	March 29, 2019	March 30, 2018
FSS United States	$432.6	$317.9
FSS International	53.3	57.8
Uniform	90.9	74.5
	576.8	450.2
Corporate	(80.6)	(98.3)
Operating Income	496.2	351.9
Interest and Other Financing Costs, net	167.2	166.8
Income Before Income Taxes	$329.0	$185.1
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at March 29, 2019 and September 28, 2018 was $7,271.6 million and $7,303.1 million, respectively. The carrying value of the Company's debt at March 29, 2019 and September 28, 2018 was $7,190.6 million and $7,244.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$31,508	$23,754	$140,120	$—	$195,387
Receivables	—	2,362	522,706	1,353,083	—	1,878,151
Inventories	—	16,041	261,024	123,204	—	400,269
Prepayments and other current assets	—	14,164	67,606	75,026	—	156,796
Total current assets	5	64,075	875,090	1,691,433	—	2,630,603
Property and Equipment, net	—	46,370	1,737,050	359,524	—	2,142,944
Goodwill	—	173,104	4,701,882	647,566	—	5,522,552
Investment in and Advances to Subsidiaries	3,233,675	6,908,790	—	743,584	(10,886,049)	—
Other Intangible Assets	—	29,684	1,861,457	196,500	—	2,087,641
Other Assets	—	23,761	986,975	318,340	(2,002)	1,327,074
	$3,233,680	$7,245,784	$10,162,454	$3,956,947	$(10,888,051)	$13,710,814
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$3,654	$28,744	$23,941	$—	$56,339
Accounts payable	—	140,146	435,951	335,688	—	911,785
Accrued expenses and other current liabilities	—	151,055	863,268	328,570	88	1,342,981
Total current liabilities	—	294,855	1,327,963	688,199	88	2,311,105
Long-term Borrowings	—	6,360,687	73,177	700,422	—	7,134,286
Deferred Income Taxes and Other Noncurrent Liabilities	—	394,677	512,591	114,481	—	1,021,749
Intercompany Payable	—	—	4,552,727	731,000	(5,283,727)	—
Redeemable Noncontrolling Interest	—	—	9,994	—	—	9,994
Total Stockholders' Equity	3,233,680	195,565	3,686,002	1,722,845	(5,604,412)	3,233,680
	$3,233,680	$7,245,784	$10,162,454	$3,956,947	$(10,888,051)	$13,710,814

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$260,057	$2,629,407	$1,110,523	$—	$3,999,987
Costs and Expenses:
Cost of services provided	—	234,485	2,375,337	1,030,137	—	3,639,959
Depreciation and amortization	—	3,817	118,261	25,830	—	147,908
Selling and general corporate expenses	—	35,870	45,374	7,041	—	88,285
Gain on sale of Healthcare Technologies	—	—	1,000	—	—	1,000
Interest and other financing costs, net	—	78,353	1,036	4,789	—	84,178
Expense allocations	—	85,651	(89,505)	3,854	—	—
	—	438,176	2,451,503	1,071,651	—	3,961,330
Income (Loss) before Income Tax	—	(178,119)	177,904	38,872	—	38,657
Provision (Benefit) for Income Taxes	—	(35,757)	35,298	9,806	—	9,347
Equity in Net Income of Subsidiaries	29,353	—	—	—	(29,353)	—
Net income (loss)	29,353	(142,362)	142,606	29,066	(29,353)	29,310
Less: Net income (loss) attributable to noncontrolling interest	—	—	(43)	—	—	(43)
Net income (loss) attributable to Aramark stockholders	29,353	(142,362)	142,649	29,066	(29,353)	29,353
Other comprehensive (loss), net of tax	(8,655)	(17,074)	—	(5,890)	22,964	(8,655)
Comprehensive income (loss) attributable to Aramark stockholders	$20,698	$(159,436)	$142,649	$23,176	$(6,389)	$20,698

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$528,579	$5,478,334	$2,258,423	$—	$8,265,336
Costs and Expenses:
Cost of services provided	—	481,094	4,839,939	2,113,371	—	7,434,404
Depreciation and amortization	—	8,289	239,243	51,097	—	298,629
Selling and general corporate expenses	—	91,612	86,926	13,877	—	192,415
Gain on sale of Healthcare Technologies	—	—	(156,309)	—	—	(156,309)
Interest and other financing costs, net	—	156,912	2,007	8,236	—	167,155
Expense allocations	—	(144,938)	136,296	8,642	—	—
	—	592,969	5,148,102	2,195,223	—	7,936,294
Income before Income Taxes	—	(64,390)	330,232	63,200	—	329,042
Provision (Benefit) for Income Taxes	—	(27,017)	60,298	15,773	—	49,054
Equity in Net Income of Subsidiaries	280,037	—	—	—	(280,037)	—
Net income	280,037	(37,373)	269,934	47,427	(280,037)	279,988
Less: Net income (loss) attributable to noncontrolling interest	—	—	(49)	—	—	(49)
Net income attributable to Aramark stockholders	280,037	(37,373)	269,983	47,427	(280,037)	280,037
Other comprehensive (loss), net of tax	(50,428)	(44,425)	—	(50,841)	95,266	(50,428)
Comprehensive income (loss) attributable to Aramark stockholders	$229,609	$(81,798)	$269,983	$(3,414)	$(184,771)	$229,609

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$252,354	$2,605,150	$1,081,807	$—	$3,939,311
Costs and Expenses:
Cost of services provided	—	220,756	2,306,776	1,035,477	—	3,563,009
Depreciation and amortization	—	5,383	127,270	20,211	—	152,864
Selling and general corporate expenses	—	48,458	34,506	5,480	—	88,444
Interest and other financing costs	—	88,220	470	3,963	—	92,653
Expense allocations	—	(80,805)	76,189	4,616	—	—
	—	282,012	2,545,211	1,069,747	—	3,896,970
Income (Loss) before Income Tax	—	(29,658)	59,939	12,060	—	42,341
Provision (Benefit) for Income Taxes	—	(7,195)	12,056	9,764	—	14,625
Equity in Net Income of Subsidiaries	27,569	—	—	—	(27,569)	—
Net income (loss)	27,569	(22,463)	47,883	2,296	(27,569)	27,716
Less: Net income attributable to noncontrolling interest	—	—	147	—	—	147
Net income (loss) attributable to Aramark stockholders	27,569	(22,463)	47,736	2,296	(27,569)	27,569
Other comprehensive income, net of tax	49,460	17,434	2,181	47,875	(67,490)	49,460
Comprehensive income (loss) attributable to Aramark stockholders	$77,029	$(5,029)	$49,917	$50,171	$(95,059)	$77,029

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the six months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$510,625	$5,248,416	$2,145,388	$—	$7,904,429
Costs and Expenses:
Cost of services provided	—	445,972	4,626,967	2,012,300	—	7,085,239
Depreciation and amortization	—	9,874	233,165	43,674	—	286,713
Selling and general corporate expenses	—	102,124	68,204	10,284	—	180,612
Interest and other financing costs	—	159,395	537	6,854	—	166,786
Expense allocations	—	(146,008)	137,299	8,709	—	—
	—	571,357	5,066,172	2,081,821	—	7,719,350
Income (Loss) before Income Tax	—	(60,732)	182,244	63,567	—	185,079
Provision (Benefit) for Income Taxes	—	(27,904)	(130,391)	23,218	—	(135,077)
Equity in Net Income of Subsidiaries	319,853	—	—	—	(319,853)	—
Net income (loss)	319,853	(32,828)	312,635	40,349	(319,853)	320,156
Less: Net income attributable to noncontrolling interest	—	—	303	—	—	303
Net income (loss) attributable to Aramark stockholders	319,853	(32,828)	312,332	40,349	(319,853)	319,853
Other comprehensive income, net of tax	61,065	22,823	2,181	66,877	(91,881)	61,065
Comprehensive income (loss) attributable to Aramark stockholders	$380,918	$(10,005)	$314,513	$107,226	$(411,734)	$380,918

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(84,943)	$133,213	$52,030	$(11,317)	$88,983
Cash flows from investing activities:
Purchases of property and equipment and other assets	—	(6,680)	(183,367)	(40,355)	—	(230,402)
Disposals of property and equipment	—	5,081	903	1,572	—	7,556
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(9,443)	(21,672)	—	(31,115)
Other investing activities	—	178	19,298	(1,031)	—	18,445
Net cash provided by (used in) investing activities	—	(1,421)	121,102	(61,486)	—	58,195
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	100,071	—	100,071
Payments of long-term borrowings	—	(279,557)	(16,800)	(49,101)	—	(345,458)
Net change in funding under the Receivables Facility	—	—	—	205,000	—	205,000
Payments of dividends	—	(54,220)	—	—	—	(54,220)
Proceeds from issuance of common stock	—	10,372	—	—	—	10,372
Repurchase of stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(27,533)	(1,474)	(113)	—	(29,120)
Change in intercompany, net	—	468,094	(242,131)	(237,280)	11,317	—
Net cash provided by (used in) financing activities	—	67,156	(260,405)	18,577	11,317	(163,355)
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(3,461)	—	(3,461)
Increase (decrease) in cash and cash equivalents	—	(19,208)	(6,090)	5,660	—	(19,638)
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$31,508	$23,754	$140,120	$—	$195,387

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 30, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(59,339)	$83,220	$32,748	$(35,002)	$21,627
Cash flows from investing activities:
Purchases of property and equipment and other assets	—	(5,675)	(210,344)	(32,385)	—	(248,404)
Disposals of property and equipment	—	2,154	1,305	1,529	—	4,988
Acquisitions of businesses, net of cash acquired	—	(2,369,118)	222,893	(81,560)	—	(2,227,785)
Other investing activities	—	(793)	(3,597)	(669)	—	(5,059)
Net cash provided by (used in) investing activities	—	(2,373,432)	10,257	(113,085)	—	(2,476,260)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,935,001	—	156,776	—	3,091,777
Payments of long-term borrowings	—	(638,721)	(13,926)	(30,455)	—	(683,102)
Net change in funding under the Receivables Facility	—	—	—	95,800	—	95,800
Payments of dividends	—	(51,547)	—	—	—	(51,547)
Proceeds from issuance of common stock	—	10,556	—	—	—	10,556
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(38,741)	(1,145)	(390)	—	(40,276)
Change in intercompany, net	—	166,556	(83,884)	(117,674)	35,002	—
Net cash provided by (used in) financing activities	—	2,358,694	(98,955)	104,057	35,002	2,398,798
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	2,571	—	2,571
Increase (decrease) in cash and cash equivalents	—	(74,077)	(5,478)	26,291	—	(53,264)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$37,435	$32,035	$116,058	$—	$185,533

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 29, 2019 and March 30, 2018 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 28, 2018 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 21, 2018.
Our discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those described under the heading "Special Note About Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered "non-GAAP financial measures" under SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Quarterly Report on Form 10-Q.
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
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions. The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions. We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we expect to incur an approximate $35 million to $40 million of additional charges over the next two years.
In the second quarter of fiscal 2018, the Company launched the next phase of its program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarters facility and certain other costs. Efforts related to this phase have resulted in charges of approximately $43 million in the six months ended March 29, 2019. The Company currently expects to incur additional charges related to this phase of approximately $5 million to $10 million within the remaining months of fiscal 2019.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of Income. The Company evaluated the sale under the rules for discontinued operations and concluded it did not meet all of the criteria required.

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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 29, 2019 and March 30, 2018 (dollars in millions).

	Three Months Ended		Change
	March 29, 2019	March 30, 2018	$	%
Revenue	$4,000.0	$3,939.3	$60.7	2%
Costs and Expenses:
Cost of services provided	3,640.0	3,563.0	77.0	2%
Other operating expenses	236.2	241.3	(5.1)	(2)%
Gain on sale of Healthcare Technologies	1.0	—	1.0	—%
	3,877.2	3,804.3	72.9	2%
Operating income	122.8	135.0	(12.2)	(9)%
Interest and Other Financing Costs, net	84.2	92.7	(8.5)	(9)%
Income Before Income Taxes	38.6	42.3	(3.7)	(9)%
Provision for Income Taxes	9.3	14.6	(5.3)	(36)%
Net income	$29.3	$27.7	$1.6	6%

	Three Months Ended		Change
Revenue by Segment(1)	March 29, 2019	March 30, 2018	$	%
FSS United States	$2,417.0	$2,506.4	$(89.4)	(4)%
FSS International	942.0	925.3	16.7	2%
Uniform	641.0	507.6	133.4	26%
	$4,000.0	$3,939.3	$60.7	2%

	Three Months Ended		Change
Operating Income by Segment	March 29, 2019	March 30, 2018	$	%
FSS United States	$68.8	$137.9	$(69.1)	(50)%
FSS International	41.9	13.9	28.0	201%
Uniform	38.2	30.0	8.2	27%
Corporate	(26.1)	(46.8)	20.7	(44)%
	$122.8	$135.0	$(12.2)	(9)%
(1) As a percentage of total revenue, FSS United States represented 60% and 64%, FSS International represented 24% and 23% and Uniform represented 16% and 13% for the three month periods ended March 29, 2019 and March 30, 2018, respectively. These percentages were impacted by the adoption of ASC 606 (see Note 7).

	Six Months Ended		Change
	March 29, 2019	March 30, 2018	$	%
Revenue	$8,265.3	$7,904.4	$360.9	5%
Costs and Expenses:
Cost of services provided	7,434.4	7,085.2	349.2	5%
Other operating expenses	491.0	467.3	23.7	5%
Gain on sale of Healthcare Technologies	(156.3)	—	(156.3)	—%
	7,769.1	7,552.5	216.6	3%
Operating income	496.2	351.9	144.3	41%
Interest and Other Financing Costs, net	167.2	166.8	0.4	—%
Income Before Income Taxes	329.0	185.1	143.9	78%
(Benefit) Provision for Income Taxes	49.0	(135.1)	184.1	(136)%
Net income	$280.0	$320.2	$(40.2)	(13)%

	Six Months Ended		Change
Revenue by Segment(1)	March 29, 2019	March 30, 2018	$	%
FSS United States	$5,077.3	$5,156.0	$(78.7)	(2)%
FSS International	1,895.2	1,838.3	56.9	3%
Uniform	1,292.8	910.1	382.7	42%
	$8,265.3	$7,904.4	$360.9	5%

	Six Months Ended		Change
Operating Income by Segment	March 29, 2019	March 30, 2018	$	%
FSS United States	$432.6	$317.9	$114.7	36%
FSS International	53.3	57.8	(4.5)	(8)%
Uniform	90.9	74.5	16.4	22%
Corporate	(80.6)	(98.3)	17.7	(18)%
	$496.2	$351.9	$144.3	41%
(1) As a percentage of total revenue, FSS United States represented 61% and 65%, FSS International represented 23% and 23% and Uniform represented 16% and 12% for the six month periods ended March 29, 2019 and March 30, 2018, respectively. These percentages were impacted by the adoption of ASC 606 (see Note 7).

Consolidated Overview
Revenue increased by approximately 2% and 5% during the three and six month periods of fiscal 2019, compared to the prior year periods, respectively. The increase was attributable to:

•	growth in our FSS International and Uniforms segments;

•	growth due to the AmeriPride acquisition (approximately 1% and 2%); and

•
the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue" (approximately 2% for both periods); which more than offset

•	the divestiture of HCT (approximately -3% and -2%); and

•	the negative impact of foreign currency translation (approximately -2% for both periods).
The following table presents the cost of services provided by segment and as a percent of revenue for the three and six month periods ended March 29, 2019 and March 30, 2018.

	Three Months Ended				Six Months Ended
	March 29, 2019		March 30, 2018		March 29, 2019		March 30, 2018
Cost of services provided	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,216.7	92%	$2,245.2	90%	$4,548.9	90%	$4,595.9	89%
FSS International	877.8	93%	889.6	96%	1,798.2	95%	1,738.5	95%
Uniform	545.5	85%	428.2	84%	1,087.3	84%	750.8	82%
	$3,640.0	91%	$3,563.0	90%	$7,434.4	90%	$7,085.2	90%
The following table presents the percentages attributable to the components in cost of services provided for the three and six month periods ended March 29, 2019 and March 30, 2018.

	Three Months Ended		Six Months Ended
Cost of services provided components	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Food and support service costs	28%	25%	28%	26%
Personnel costs	48%	49%	47%	47%
Other direct costs	24%	26%	25%	27%
	100%	100%	100%	100%
Operating income decreased by approximately $12.2 million and increased by approximately $144.3 million during the three and six month periods of fiscal 2019, compared to the prior year periods, respectively. The decrease in operating income during the three month period of fiscal 2019 was attributable to:

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $65.5 million); and

•	profit decline in the Business & Industry sector primarily due to reinvestment costs for new and retained business and from the divestiture of HCT; partially offset by

•	lower severance and consulting costs related to streamlining initiatives (approximately $39.5 million);

•	an increase in profit related to the acquisitions of Avendra and AmeriPride and lower merger and integration costs (approximately $26.1 million); and

•	an increase in the gain related to the change in fair value of certain gasoline and diesel agreements (approximately $6.1 million).
The increase in operating income during the six month period of fiscal 2019 was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•	an increase in profit related to the acquisitions of Avendra and AmeriPride and lower merger and integration costs (approximately $36.9 million);

•	income relating to the recovery of our investment (possessory interest) at one of the National Park Service ("NPS") sites in the FSS United States segment (approximately $16.2 million); and

•	lower severance and consulting costs related to streamlining initiatives (approximately $9.0 million); partially offset by

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $65.5 million); and

•	profit decline in the Business & Industry sector primarily due to reinvestment costs for new and retained business and from the divestiture of HCT.
Interest and Other Financing Costs, net, decreased 9% and slightly increased during the three and six month periods of fiscal 2019, respectively, compared to the prior year periods. The decrease for the three month period of fiscal 2019 was primarily due to prior year charges of $5.3 million for financing commitment fees related to the AmeriPride acquisition and an increase in favorable returns on our interest rate swaps of $5.1 million, partially offset by higher borrowings from the financings in fiscal 2018 for the Avendra and AmeriPride acquisitions.
The effective income tax rate for the three and six month periods of fiscal 2019 were 24.2% and 14.9%, respectively, compared to 34.5% and (73.0)% in the prior year periods, respectively. The decrease in the effective tax rate during the three month period of fiscal 2019 was primarily due to a $7.4 million Canadian withholding tax incurred during the prior year period on the post-acquisition integration of AmeriPride. The increase in the effective tax rate during the six month period of fiscal 2019 was driven by a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of our deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." A benefit of approximately $183.8 million was recorded to the (benefit) provision for income taxes for the six months ended March 30, 2018 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform, the impact of certain permanently reinvested foreign earnings and certain other tax adjustments. The effective tax rate for the six months ended March 29, 2019 also includes a tax benefit of approximately $10.4 million, mainly as a result of U.S. tax reform (see Note 8 to the condensed consolidated financial statements), and a $17 million tax provision related to the sale of HCT (see Note 2 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	March 29, 2019	March 30, 2018%		March 29, 2019	March 30, 2018%
Business & Industry	$394.8	$387.9	2%	$794.7	$774.5	3%
Education	901.6	903.0	—%	1,917.9	1,906.9	1%
Healthcare	221.4	326.4	(32)%	484.7	649.1	(25)%
Sports, Leisure & Corrections	504.7	486.1	4%	1,099.0	1,051.4	5%
Facilities & Other	394.5	403.0	(2)%	781.0	774.1	1%
	$2,417.0	$2,506.4	(4)%	$5,077.3	$5,156.0	(2)%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue decreased by approximately 4% and 2% during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease during the three and six month periods of fiscal 2019 was attributable to:

•	a decrease in Healthcare sector revenue resulting from the divestiture of HCT (approximately -33% and -25% of Healthcare sector); which more than offset

•	an increase in Sports, Leisure & Corrections sector revenue resulting from base business growth and net new business; and

•	an increase in Business & Industry sector revenue resulting from net new business.

Operating income decreased by approximately $69.1 million and increased by approximately $114.7 million during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease in operating income during the three month period of fiscal 2019 was attributable to:

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $51.8 million);

•	profit decline from the divestiture of HCT (approximately $9.2 million);

•	profit decline in our Business & Industry sector primarily due to reinvestment costs for new and retained business; and

•	an increase in settlement charges related to exiting a joint venture arrangement (approximately $4.5 million); which more than offset

•	lower severance charges related to streamlining initiatives (approximately $13.4 million); and

•	an increase in profit related to the acquisition of Avendra and lower merger and integration costs (approximately $5.6 million).
The increase in operating income during the six month period of fiscal 2019 was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•	income relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector (approximately $16.2 million);

•	lower severance charges related to streamlining initiatives (approximately $9.9 million); and

•	an increase in profit related to the acquisition of Avendra and lower merger and integration costs (approximately $6.4 million); which more than offset

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $51.8 million);

•	profit decline from the divestiture of HCT (approximately $12.8 million);

•	profit decline in our Business & Industry sector primarily due to reinvestment costs for new and retained business;

•	an increase in settlement charges related to exiting a joint venture arrangement (approximately $4.5 million);

•
an increase in duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment and closing costs incurred while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $4.4 million); and

•	lower income from prior year's loss experience that were favorable under our casualty insurance program (approximately $3.5 million).
FSS International Segment
FSS International segment revenue increased by approximately 2% and 3% during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The increase was attributable to:

•	revenue growth across regions; and

•	revenue growth due to the consolidation of a joint venture (approximately 1.8% and 2.5%); partially offset by

•	the negative impact of foreign currency translation (approximately -9% and -8%).
Operating income increased by approximately $28.0 million and decreased by approximately $4.5 million during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The increase in operating income during the three month period of fiscal 2019 was attributable to:

•	lower severance costs related to streamlining initiatives (approximately $23.4 million);

•	prior year charges related to a joint venture partner liquidation and related acquisition (approximately $5.6 million); and

•	profit growth in South America; partially offset by

•	the negative impact of foreign currency translation (approximately -$3.0 million).
The decrease in operating income during the six month period of fiscal 2019 was attributable to:

•	an increase in personnel costs and new business start-up costs;

•	closing costs related to the exit of a business (approximately $2.0 million); and

•	the negative impact of foreign currency translation (approximately -$1.0 million); partially offset by

•	profit growth in South America;

•	prior year charges related to a joint venture partner liquidation and related acquisition (approximately $5.6 million);

•	lower severance costs related to streamlining initiatives (approximately $5.5 million).
Uniform Segment
Uniform segment revenue increased by approximately 26% and 42% during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The increase was primarily attributable to growth within our uniform rental business, the acquisition of AmeriPride in the second quarter of fiscal 2018 (approximately 5% and 18%) and from the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided” are now recognized in “Revenue” (approximately 18% and 21%).
Operating income increased by approximately $8.2 million and $16.4 million during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The increase in operating income was attributable to:

•	an increase in profit related to the acquisition of AmeriPride;

•	an increase in profit within our legacy uniform rental business; and

•	lower merger and integration related costs from the AmeriPride acquisition (approximately $8.9 million and $5.3 million); which more than offset

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $11.9 million for both periods); and

•
higher income in the prior year compared to the current year under our casualty insurance program from prior year's loss experience that were favorable (approximately $3.4 million for the six month period).

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $20.7 million and $17.7 million during the three and six month periods of fiscal 2019 compared to the prior year periods, respectively. The change was attributable to:

•	a decrease in acquisition related costs from the Avendra and AmeriPride acquisitions (approximately $11.6 million and $25.2 million);

•	the change in fair value of certain gasoline and diesel agreements (gain of approximately $6.1 million for the three month period and a loss of approximately $4.7 million for the six month period);

•	lower share-based compensation expense (approximately $2.3 million for the three month period);

•	lower consulting costs (approximately $1.8 million and $3.5 million); and

•	an increase in compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million for both periods).
During the six month period of fiscal 2019, we also incurred approximately $6.1 million in banker fees related to the divestiture of Healthcare Technologies.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of March 29, 2019, we had $195.4 million of cash and cash equivalents and approximately $893.5 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of March 29, 2019, there was approximately $937.6 million of outstanding foreign currency borrowings.
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
On February 5, 2019, the Company announced that it would invest $90 million in its workforce through targeted wage adjustments, one-time retirement contributions and one-time special recognition awards, as well as employee training programs and scholarships. The Company expects to fund the majority of these investments during fiscal 2019 of which $62.2 million was paid during the second quarter of fiscal 2019 in one-time special recognition awards.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 29, 2019	March 30, 2018
Net cash provided by operating activities	$89.0	$21.6
Net cash provided by (used in) investing activities	58.2	(2,476.3)
Net cash provided by (used in) financing activities	(163.4)	2,398.8
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
The increase in cash flows provided by operating activities was primarily attributable to the change in operating assets and liabilities ($99.9 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were less of a use of cash primarily due to the timing of one-time payments made during the six month period of fiscal 2018 for certain liabilities assumed related to the Avendra and AmeriPride acquisitions and from lower accrued payroll and related expenses;

•	Accounts payable were less of a use of cash compared to the prior year period due to the timing of disbursements; and

•	Accounts receivable were a greater use of cash due to the timing of collections.
During the six month period of fiscal 2019, we paid approximately $62.2 million of one-time special recognition awards funded by benefits from U.S. tax reform. The Company also received gross proceeds of approximately $14.6 million related to our casualty insurance program from our loss experience being favorable related to a prior year during the six month period of fiscal 2019. We received approximately $18.9 million of comparable insurance proceeds during the prior year period. During the six month period of fiscal 2018, we incurred approximately $45.0 million of acquisition related costs. The "Other operating activities" caption in the current year also reflects an adjustment to net income related to a non-operating gain. As a result of the adoption of the new revenue recognition standard in the first quarter of fiscal 2019, certain payments made to our clients, previously included within "Purchases of property and equipment and other" in Cash Flows Provided by (Used in) Investing Activities, are now included within "Payments made to clients on contracts" in Cash Flows Provided by Operating Activities. These client payments were approximately $26.7 million during the six months ended March 29, 2019.
Cash Flows Provided by (Used in) Investing Activities
The increase in net cash flows provided by (used in) investing activities during the six month period of fiscal 2019 compared to the six month period of fiscal 2018 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 and lower levels of spending for acquisitions in the first half of fiscal 2019 compared to the spending for Avendra and AmeriPride in the first half fiscal 2018. The "Other investing activities" includes $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by (Used in) Financing Activities
During the six month period of fiscal 2019, cash provided by (used in) financing activities was impacted by the following:

•	an increase in funding under the Receivables Facility ($205.0 million); and

•	a repayment of borrowings on term loans and the revolving credit facility ($290.3 million, which includes $200.0 million of optional prepayments from the proceeds of the HCT divestiture).
The six month period of fiscal 2018 included the payment of fees and expenses related to borrowings used to finance the Avendra and AmeriPride acquisitions (approximately $23.6 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock through February 1, 2019. During the six month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million. During the six month period of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million.
The "Other financing activities" also reflects a use of cash during the six month periods of fiscal 2019 and fiscal 2018, primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 29, 2019, we were in compliance with these covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	March 29, 2019	December 28, 2018	September 28, 2018	June 29, 2018	March 29, 2019
Net income attributable to ASI stockholder	$29.4	$250.7	$175.4	$72.6	$528.1
Interest and other financing costs, net	84.3	83.0	92.5	91.2	351.0
Provision for income taxes	9.5	39.7	14.3	24.1	87.6
Depreciation and amortization	147.9	150.7	152.6	156.9	608.1
Share-based compensation expense(1)	14.6	18.6	19.8	34.8	87.8
Unusual or non-recurring (gains) and losses(2)	1.0	(157.3)	—	—	(156.3)
Pro forma EBITDA for equity method investees(3)	3.0	3.9	3.4	2.9	13.2
Pro forma EBITDA for certain transactions(4)	17.3	(7.3)	(18.0)	(3.0)	(11.0)
Other(5)	85.3	59.9	25.7	14.9	185.8
Covenant Adjusted EBITDA	$392.3	$441.9	$465.7	$394.4	$1,694.3

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

(5)
Other for the twelve months ended March 29, 2019 includes organizational streamlining initiatives ($19.0 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.5 million loss), expenses related to merger and integration related charges ($41.3 million), compensation expense for one-time employee reinvestments funded by benefits from U.S. tax reform ($65.5 million), adjustments to remove the impact attributable to the adoption of certain new accounting standards, including Accounting Standards Codification 606, Revenue from Contracts with Customers, in accordance with the Credit Agreement and indentures ($10.4 million), duplicate rent charges, moving costs, opening costs to build out and ready the Company's new headquarters while occupying its existing headquarters and closing costs ($13.7 million), banker fees and other charges related to the sale of Healthcare Technologies ($9.9 million), certain environmental charges ($5.0 million), settlement charges related to exiting a joint venture arrangement ($4.5 million), the impact of hyperinflation in Argentina ($3.8 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended March 29, 2019 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.08
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.85

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 29, 2019 has not materially changed from September 28, 2018 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 21, 2018). See Note 6 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of March 29, 2019.
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of March 29, 2019.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the second fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 December 29, 2018 - January 25, 2019	N/A	N/A	N/A	$75,600,000
Month 2 January 26, 2019 - February 22, 2019(2)	270,754	$30.59	270,754	N/A
Month 3 February 23, 2019 - March 29, 2019	N/A	N/A	N/A	N/A
Total	270,754	$30.59	270,754	$—

(1)	On February 7, 2017, we announced a share repurchase program allowing us to repurchase up to $250.0 million of our common stock, which expired February 1, 2019.

(2)
Represents the final settlement on an accelerated share repurchase agreement initially entered into December 2018. In the aggregate, 1,634,682 shares of common stock were purchased under such agreement at an average price of $30.587 per share and delivered to the issuer on two dates, December 14, 2018 and February 15, 2019. There were no other issuer repurchases during the period beginning December 29, 2018 through February 1, 2019.

Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2019.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Eric Foss, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Eric Foss, Chief Executive Officer, and Stephen P. Bramlage Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 29, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 29, 2019 and September 28, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 29, 2019 and March 30, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 29, 2019 and March 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2019 and March 30, 2018; (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended March 29, 2019 and March 30, 2018; and (vi) Notes to condensed consolidated financial statements.

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