Form 10-Q
period 2019-06-28
Aramark
filed 2019-08-06
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended June 28, 2019 Commission File Number: 001-36223

Aramark
(Exact name of registrant as specified in its charter)
Delaware		20-8236097
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2400 Market Street		19103
Philadelphia,	Pennsylvania
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 26, 2019, the number of shares of the registrant's common stock outstanding is 246,908,555.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, anticipated effects of our adoption of new accounting standards, the expected impact of strategic portfolio actions, the benefits and costs of our acquisitions of each of Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride"), as well as statements regarding these companies' services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 28, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$220,055	$215,025
Receivables (less allowances: 2019 - $48,666; 2018 - $52,682)	1,832,911	1,790,433
Inventories	393,115	724,802
Prepayments and other current assets	196,044	171,165
Total current assets	2,642,125	2,901,425
Property and Equipment, net	2,143,765	1,378,094
Goodwill	5,526,301	5,610,568
Other Intangible Assets	2,064,637	2,136,844
Other Assets	1,352,674	1,693,171
	$13,729,502	$13,720,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$53,749	$30,907
Accounts payable	819,922	1,018,920
Accrued expenses and other current liabilities	1,285,725	1,440,332
Total current liabilities	2,159,396	2,490,159
Long-Term Borrowings	7,198,918	7,213,077
Deferred Income Taxes and Other Noncurrent Liabilities	1,075,198	977,215
Redeemable Noncontrolling Interest	10,068	10,093
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2019—281,900,468 shares and 2018—279,314,297 shares; and outstanding: 2019—246,891,550 shares and 2018—246,744,438 shares)	2,819	2,793
Capital surplus	3,208,399	3,132,421
Retained earnings	1,048,606	710,519
Accumulated other comprehensive loss	(170,838)	(91,223)
Treasury stock (shares held in treasury: 2019—35,008,918 shares and 2018—32,569,859 shares)	(803,064)	(724,952)
Total stockholders' equity	3,285,922	3,029,558
	$13,729,502	$13,720,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 28, 2019	June 29, 2018
Revenue	$4,010,761	$3,971,606
Costs and Expenses:
Cost of services provided	3,594,978	3,526,293
Depreciation and amortization	148,779	156,934
Selling and general corporate expenses	78,185	101,715
	3,821,942	3,784,942
Operating income	188,819	186,664
Interest and Other Financing Costs, net	82,220	89,776
Income Before Income Taxes	106,599	96,888
Provision for Income Taxes	23,535	24,172
Net income	83,064	72,716
Less: Net income attributable to noncontrolling interest	109	139
Net income attributable to Aramark stockholders	$82,955	$72,577

Earnings per share attributable to Aramark stockholders:
Basic	$0.34	$0.29
Diluted	$0.33	$0.29
Weighted Average Shares Outstanding:
Basic	246,928	246,028
Diluted	251,147	251,857

	Nine Months Ended
	June 28, 2019	June 29, 2018
Revenue	$12,276,097	$11,876,035
Costs and Expenses:
Cost of services provided	11,029,382	10,611,532
Depreciation and amortization	447,408	443,646
Selling and general corporate expenses	270,600	282,327
Gain on sale of Healthcare Technologies	(156,309)	—
	11,591,081	11,337,505
Operating income	685,016	538,530
Interest and Other Financing Costs, net	249,375	256,562
Income Before Income Taxes	435,641	281,968
(Benefit) Provision for Income Taxes	72,589	(110,904)
Net income	363,052	392,872
Less: Net income attributable to noncontrolling interest	60	442
Net income attributable to Aramark stockholders	$362,992	$392,430

Earnings per share attributable to Aramark stockholders:
Basic	$1.47	$1.60
Diluted	$1.44	$1.56
Weighted Average Shares Outstanding:
Basic	246,665	245,588
Diluted	251,271	252,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	June 28, 2019	June 29, 2018
Net income	$83,064	$72,716
Other comprehensive loss, net of tax
Pension plan adjustments	(179)	—
Foreign currency translation adjustments	(2,002)	(44,955)
Fair value of cash flow hedges	(26,749)	9,193
Share of equity investee's comprehensive income (loss)	(257)	391
Other comprehensive loss, net of tax	(29,187)	(35,371)
Comprehensive income	53,877	37,345
Less: Net income attributable to noncontrolling interest	109	139
Comprehensive income attributable to Aramark stockholders	$53,768	$37,206

	Nine Months Ended
	June 28, 2019	June 29, 2018
Net income	$363,052	$392,872
Other comprehensive income (loss), net of tax
Pension plan adjustments	574	13,379
Foreign currency translation adjustments	(11,036)	(26,146)
Fair value of cash flow hedges	(68,666)	38,606
Share of equity investee's comprehensive loss	(487)	(145)
Other comprehensive income (loss), net of tax	(79,615)	25,694
Comprehensive income	283,437	418,566
Less: Net income attributable to noncontrolling interest	60	442
Comprehensive income attributable to Aramark stockholders	$283,377	$418,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$363,052	$392,872
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	447,408	443,646
Deferred income taxes	21,861	(155,050)
Share-based compensation expense	48,414	68,318
Net gain on sale of Healthcare Technologies	(139,165)	—
Changes in operating assets and liabilities:
Accounts Receivable	(88,173)	(101,538)
Inventories	(37,133)	(21,042)
Prepayments and Other Current Assets	(33,586)	16,092
Accounts Payable	(178,468)	(149,627)
Accrued Expenses	(164,584)	(341,067)
Payments made to clients on contracts (see Note 7)	(30,169)	—
Other operating activities	(1,270)	(7,092)
Net cash provided by operating activities	208,187	145,512
Cash flows from investing activities:
Purchases of property and equipment and other	(340,449)	(432,779)
Disposals of property and equipment	11,020	7,686
Proceeds from divestiture	293,711	—
Acquisition of certain businesses, net of cash acquired	(35,515)	(2,239,601)
Other investing activities	21,841	(7,485)
Net cash used in investing activities	(49,392)	(2,672,179)
Cash flows from financing activities:
Proceeds from long-term borrowings	107,796	3,146,069
Payments of long-term borrowings	(372,168)	(701,062)
Net change in funding under the Receivables Facility	255,000	145,800
Payments of dividends	(81,305)	(77,317)
Proceeds from issuance of common stock	21,339	15,961
Repurchase of stock	(50,000)	(24,410)
Other financing activities	(31,322)	(47,113)
Net cash provided by (used in) financing activities	(150,660)	2,457,928
Effect of foreign exchange rates on cash and cash equivalents	(3,105)	(4,090)
Increase (decrease) in cash and cash equivalents	5,030	(72,829)
Cash and cash equivalents, beginning of period	215,025	238,797
Cash and cash equivalents, end of period	$220,055	$165,968

	Nine Months Ended
(dollars in millions)	June 28, 2019	June 29, 2018
Interest paid	$248.3	$227.7
Income taxes paid	$137.4	$94.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended June 28, 2019
(Unaudited)
(in thousands)

	Total Stockholders' Equity[1]	Common Stock	Capital Surplus	Retained Earnings[1]	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	250,682			250,682
Other comprehensive loss	(41,773)				(41,773)
Capital contributions from issuance of common stock	3,510	14	3,496
Share-based compensation expense	18,562		18,562
Repurchases of Common Stock	(71,884)					(71,884)
Payments of dividends	(29,157)			(29,157)
Balance, December 28, 2018	$3,217,893	$2,807	$3,154,479	$990,439	$(132,996)	$(796,836)
Net income attributable to Aramark stockholders	29,353			29,353
Other comprehensive loss	(8,655)				(8,655)
Capital contributions from issuance of common stock	11,790	5	11,785
Share-based compensation expense	14,679		14,679
Repurchases of Common Stock	(4,324)					(4,324)
Payments of dividends	(27,058)			(27,058)
Balance, March 29, 2019	$3,233,680	$2,812	$3,180,943	$992,736	$(141,651)	$(801,160)
Net income attributable to Aramark stockholders	82,955			82,955
Other comprehensive loss	(29,187)				(29,187)
Capital contributions from issuance of common stock	12,290	7	12,283
Share-based compensation expense	15,173		15,173
Repurchases of Common Stock	(1,904)					(1,904)
Payments of dividends	(27,085)			(27,085)
Balance, June 28, 2019	$3,285,922	$2,819	$3,208,399	$1,048,606	$(170,838)	$(803,064)
1May not foot due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended June 29, 2018
(Unaudited)
(in thousands)

	Total Stockholders' Equity[1]	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss[1]	Treasury Stock
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	292,284			292,284
Other comprehensive income	11,604				11,604
Capital contributions from issuance of common stock	8,499	11	8,488
Share-based compensation expense	16,489		16,489
Repurchases of Common Stock	(38,463)					(38,463)
Payments of dividends	(27,080)			(27,080)
Balance, December 29, 2017	$2,722,394	$2,782	$3,039,523	$512,254	$(112,156)	$(720,009)
Net income attributable to Aramark stockholders	27,569			27,569
Other comprehensive income	49,460				49,460
Capital contributions from issuance of common stock	6,478	4	6,474
Share-based compensation expense	17,022		17,022
Repurchases of Common Stock	(1,533)					(1,533)
Payments of dividends	(25,768)			(25,768)
Balance, March 30, 2018	$2,795,623	$2,786	$3,063,019	$514,055	$(62,695)	$(721,542)
Net income attributable to Aramark stockholders	72,577			72,577
Other comprehensive loss	(35,371)				(35,371)
Capital contributions from issuance of common stock	7,088	4	7,084
Share-based compensation expense	34,807		34,807
Repurchases of Common Stock	(3,181)					(3,181)
Payments of dividends	(25,768)			(25,768)
Balance, June 29, 2018	$2,845,775	$2,790	$3,104,910	$560,864	$(98,066)	$(724,723)
1May not foot due to rounding.

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
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance during the first quarter of fiscal 2019, which did not result in an impact to net income. However, certain balances, including $1.5 million and $5.2 million for the three and nine month period ended June 29, 2018, were reclassified from "Cost of services provided" to "Interest and Other Financing Costs, net" on the Condensed Consolidated Statements of Income. The Company applied the practical expedient allowing for the use of amounts disclosed in the pension footnote for prior comparative periods as an estimation basis for applying the retrospective presentation requirements.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The guidance is effective for the Company in the first quarter of fiscal 2021 when the credit losses on financial instruments standard will be adopted and early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The guidance related to the credit losses on financial instruments ASU is effective for the Company in the first quarter of 2021 when the related ASU is adopted, while the guidance related to the derivatives and hedging and the financial instruments ASUs are effective for the Company in the first quarter of fiscal 2020 and the first quarter of 2021, respectively. Early adoption is permitted. The Company is currently evaluating the impact of the pronouncement.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
For existing leases as of the effective date, the Company will elect the package of practical expedients available at transition to not reassess historical lease determinations, lease classifications and initial direct costs. Additionally, the Company will not elect the use of hindsight for determining the reasonably certain lease term. The Company will elect the short-term lease recognition exemption whereby lease-related assets and liabilities will not be recognized for arrangements with terms less than one year.
The Company continues to review its lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. The Company has also implemented a new lease system in connection with the adoption of this standard. The majority of the Company's lease spend relates to certain real estate, with the remaining lease spend primarily related to vehicles and equipment. Based on its assessment, the Company expects adoption of this standard will result in a material increase in lease-related assets and liabilities in its Condensed Consolidated Balance Sheets, but does not expect it to have a significant impact in its Condensed Consolidated Statements of Income or Cash Flows. The Company continues to assess the disclosure requirements and implement appropriate changes to business processes, controls and systems.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	June 28, 2019			June 29, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$83,064			$72,716
Pension plan adjustments	(179)	—	(179)	—	—	—
Foreign currency translation adjustments	(2,002)	—	(2,002)	(45,185)	230	(44,955)
Fair value of cash flow hedges	(36,089)	9,340	(26,749)	12,966	(3,773)	9,193
Share of equity investee's comprehensive income (loss)	(257)	—	(257)	391	—	391
Other comprehensive income (loss)	(38,527)	9,340	(29,187)	(31,828)	(3,543)	(35,371)
Comprehensive income			53,877			37,345
Less: Net income attributable to noncontrolling interest			109			139
Comprehensive income attributable to Aramark stockholders			$53,768			$37,206

	Nine Months Ended
	June 28, 2019			June 29, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$363,052			$392,872
Pension plan adjustments	574	—	574	32,730	(19,351)	13,379
Foreign currency translation adjustments	(11,036)	—	(11,036)	(25,447)	(699)	(26,146)
Fair value of cash flow hedges	(92,642)	23,976	(68,666)	54,451	(15,845)	38,606
Share of equity investee's comprehensive loss	(487)	—	(487)	(145)	—	(145)
Other comprehensive income (loss)	(103,591)	23,976	(79,615)	61,589	(35,895)	25,694
Comprehensive income			283,437			418,566
Less: Net income attributable to noncontrolling interest			60			442
Comprehensive income attributable to Aramark stockholders			$283,377			$418,124

Accumulated other comprehensive loss consists of the following (in thousands):

	June 28, 2019	September 28, 2018
Pension plan adjustments	$(24,054)	$(24,628)
Foreign currency translation adjustments	(104,847)	(93,811)
Cash flow hedges	(32,474)	36,192
Share of equity investee's accumulated other comprehensive loss	(9,463)	(8,976)
	$(170,838)	$(91,223)

Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasured the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During both the three and nine month periods of fiscal 2019, the impact of the foreign currency transactions were immaterial to the condensed consolidated financial statements.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, long-term prepaid rent, investments in 50% or less owned entities, computer software costs, long-term receivables and personalized work apparel, linens and other rental items in service.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DIVESTITURES:
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of Income for the nine months ended June 28, 2019. The Company evaluated the sale under the rules for discontinued operations and concluded it did not meet all of the criteria required.
NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $19.8 million and $39.5 million for the nine months ended June 28, 2019 and June 29, 2018, respectively. As of June 28, 2019 and September 28, 2018, the Company had an accrual of approximately $17.3 million and $16.6 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through fiscal 2020.
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
Changes in total goodwill during the nine months ended June 28, 2019 is as follows (in thousands):

Segment	September 28, 2018	Acquisitions and Divestitures	Translation	June 28, 2019
FSS United States[1]	$4,028,454	$(86,280)	$—	$3,942,174
FSS International	626,379	8,082	(9,830)	624,631
Uniform	955,735	3,895	(134)	959,496
	$5,610,568	$(74,303)	$(9,964)	$5,526,301

(1)	Includes the removal of approximately $87.0 million of goodwill related to the divestiture of HCT during the first quarter of fiscal 2019 (see Note 2).

Other intangible assets consist of the following (in thousands):

	June 28, 2019			September 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,231,136	$(1,211,039)	$1,020,097	$2,244,215	$(1,156,811)	$1,087,404
Trade names	1,047,425	(2,885)	1,044,540	1,050,825	(1,385)	1,049,440
	$3,278,561	$(1,213,924)	$2,064,637	$3,295,040	$(1,158,196)	$2,136,844

Amortization of intangible assets for the nine months ended June 28, 2019 and June 29, 2018 was approximately $87.7 million and $82.3 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 28, 2019	September 28, 2018
Senior secured revolving credit facility, due October 2023	$57,689	$77,000
Senior secured term loan facility, due October 2023	516,473	538,674
Senior secured term loan facility, due March 2024	1,126,820	1,325,923
Senior secured term loan facility, due March 2025	1,657,745	1,656,919
5.125% senior notes, due January 2024	902,490	902,908
5.000% senior notes, due April 2025	591,780	590,884
3.125% senior notes, due April 2025(1)	366,180	373,240
4.750% senior notes, due June 2026	494,566	494,082
5.000% senior notes, due February 2028	1,137,331	1,136,472
Receivables Facility, due May 2021	255,000	—
Capital leases	141,297	143,388
Other	5,296	4,494
	7,252,667	7,243,984
Less—current portion	(53,749)	(30,907)
	$7,198,918	$7,213,077

(1)	This is a Euro denominated borrowing.

As of June 28, 2019, there was approximately $942.9 million of outstanding foreign currency borrowings.
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
Cash Flow Hedges
The Company has approximately $2.5 billion notional amount of outstanding interest rate swap agreements as of June 28, 2019, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During the nine months ended June 28, 2019, the Company entered into approximately $500.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with a notional amount of $575.0 million matured during the nine months ended June 28, 2019.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interest expense as interest payments are made on the Company’s variable-rate debt. As of June 28, 2019 and September 28, 2018, approximately ($32.5) million and $36.2 million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	June 28, 2019	June 29, 2018
Interest rate swap agreements	$(33,975)	$12,257

	Nine Months Ended
	June 28, 2019	June 29, 2018
Interest rate swap agreements	$(86,500)	$48,825

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 28, 2019, the Company has contracts for approximately 16.3 million gallons outstanding through the third quarter of fiscal 2020. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $1.1 million and a loss of approximately $3.2 million for the three and nine months ended June 28, 2019, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $0.1 million and a gain of approximately $0.3 million for the three and nine months ended June 29, 2018, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of June 28, 2019, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €41.0 million and £9.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 28, 2019	September 28, 2018
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$1,459
Interest rate swap agreements	Noncurrent Assets	—	54,708

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$209
Gasoline and diesel fuel agreements	Prepayments and other current assets	450	3,623
		$450	$59,999
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$34,824	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	$29	$—
		$34,853	$—

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	June 28, 2019	June 29, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$(2,114)	$709
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$(792)	$(2,070)
Foreign currency forward exchange contracts	Interest expense	(6)	(603)
		(798)	(2,673)
		$(2,912)	$(1,964)

		Nine Months Ended
	Income Statement Location	June 28, 2019	June 29, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest expense	$(6,143)	$5,626
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$4,677	$(5,547)
Foreign currency forward exchange contracts	Interest expense	238	(152)
		4,915	(5,699)
		$(1,228)	$(73)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 28, 2019, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $6.3 million.
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations it serves. Within our FSS United States and FSS International segments, the Company provides food and beverage services, including catering and retail services, or facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within the Uniform segment, the Company provides a full service uniform solution, including delivery, cleaning and maintenance. In accordance with Accounting Standards Codification 606 ("ASC 606"), the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
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
Impact of New Revenue Recognition Standard
As a result of the adoption of ASC 606, the following changes occurred with respect to financial statement line item classification in the Company's condensed consolidated financial statements:
Transition Adjustment:

•
costs to obtain contracts related to employee sales commissions, previously expensed to “Cost of services provided” at contract inception, are now capitalized in “Other Assets” ($97.2 million and $105.4 million as of September 29, 2018 and June 28, 2019, respectively);

Other Reclassifications and Changes in Presentation:

•
certain fees within the Uniform segment, $91.7 million and $282.8 million for the three and nine month periods of fiscal 2019, previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue;”

•
client contract investments, previously capitalized within “Other Assets” and amortized to “Depreciation and amortization” will continue to be expensed over the contract life as either a leasehold improvement in “Property and equipment, net” ($792.0 million as of June 28, 2019) or as long-term prepaid rent or costs to fulfill in “Other Assets” ($183.4 million and $110.1 million as of June 28, 2019, respectively) and primarily classified in “Depreciation and amortization” or “Cost of services provided;”

•
costs to fulfill contracts related to personalized work apparel, linens and other rental items in service, previously capitalized within "Inventories" are now capitalized within "Other Assets" ($355.2 million as of June 28, 2019); and

•
certain client contract investments, previously included within "Purchases of property and equipment and other" in Net cash provided by (used in) investing activities on the Condensed Consolidated Statements of Cash Flows, are now included within "Payments made to clients on contracts" in Net cash provided by operating activities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table compares the reported Condensed Consolidated Balance Sheet as of June 28, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	June 28, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606
ASSETS
Current Assets:
Cash and cash equivalents	$220,055	$—	$220,055
Receivables, net	1,832,911	—	1,832,911
Inventories	393,115	355,154	748,269
Prepayments and other current assets	196,044	—	196,044
Total current assets	2,642,125	355,154	2,997,279
Property and Equipment, net	2,143,765	(792,022)	1,351,743
Goodwill	5,526,301	—	5,526,301
Other Intangible Assets	2,064,637	—	2,064,637
Other Assets	1,352,674	324,848	1,677,522
	$13,729,502	$(112,020)	$13,617,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$53,749	$—	$53,749
Accounts payable	819,922	—	819,922
Accrued expenses and other current liabilities	1,285,725	(23,526)	1,262,199
Total current liabilities	2,159,396	(23,526)	2,135,870
Long-Term Borrowings	7,198,918	—	7,198,918
Deferred Income Taxes and Other Noncurrent Liabilities	1,075,198	(23,973)	1,051,225
Redeemable Noncontrolling Interest	10,068	—	10,068
Stockholders' Equity:
Common stock	2,819	—	2,819
Capital surplus	3,208,399	—	3,208,399
Retained earnings	1,048,606	(64,521)	984,085
Accumulated other comprehensive loss	(170,838)	—	(170,838)
Treasury stock	(803,064)	—	(803,064)
Total stockholders' equity	3,285,922	(64,521)	3,221,401
	$13,729,502	$(112,020)	$13,617,482

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table compares the reported Condensed Consolidated Statements of Income for the three and nine month period ended June 28, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	Three Months Ended June 28, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$4,010,761	$(80,343)	$3,930,418
Costs and Expenses:
Cost of services provided	3,594,978	(82,624)	3,512,354
Depreciation and amortization	148,779	5,173	153,952
Selling and general corporate expenses	78,185	—	78,185
	3,821,942	(77,451)	3,744,491
Operating income	188,819	(2,892)	185,927
Interest and Other Financing Costs, net	82,220	—	82,220
Income Before Income Taxes	106,599	(2,892)	103,707
Provision for Income Taxes	23,535	(749)	22,786
Net income	83,064	(2,143)	80,921
Less: Net income attributable to noncontrolling interest	109	—	109
Net income attributable to Aramark stockholders	$82,955	$(2,143)	$80,812

	Nine Months Ended June 28, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$12,276,097	$(260,433)	$12,015,664
Costs and Expenses:
Cost of services provided	11,029,382	(265,821)	10,763,561
Depreciation and amortization	447,408	13,072	460,480
Selling and general corporate expenses	270,600	—	270,600
Gain on sale of Healthcare Technologies	(156,309)	—	(156,309)
	11,591,081	(252,749)	11,338,332
Operating income	685,016	(7,684)	677,332
Interest and Other Financing Costs, net	249,375	—	249,375
Income Before Income Taxes	435,641	(7,684)	427,957
Provision for Income Taxes	72,589	(1,990)	70,599
Net income	363,052	(5,694)	357,358
Less: Net income attributable to noncontrolling interest	60	—	60
Net income attributable to Aramark stockholders	$362,992	$(5,694)	$357,298

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended	Nine Months Ended
	June 28, 2019	June 28, 2019
FSS United States:
Business & Industry	$404.4	$1,199.1
Education	707.6	2,625.5
Healthcare	224.0	708.7
Sports, Leisure & Corrections	681.4	1,780.4
Facilities & Other	396.1	1,177.1
Total FSS United States	$2,413.5	$7,490.8

FSS International:
Europe	527.0	1,559.2
Rest of World	422.9	1,285.9
Total FSS International	$949.9	$2,845.1

Uniform	$647.4	$1,940.2

Total Revenue	$4,010.8	$12,276.1

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. During the three and nine months ended June 28, 2019, the Company expensed approximately $3.8 million and $11.0 million of these costs to “Cost of services provided” in the Condensed Consolidated Statements of Income.
Costs to fulfill contracts includes payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. During the three and nine months ended June 28, 2019, the Company expensed approximately $5.2 million and $15.1 million of these costs to "Depreciation and amortization" in the Condensed Consolidated Statements of Income.
Other costs to fulfill contracts represent personalized work apparel, linens and other rental items in service in the Uniform segment. The amounts are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience. The Company recorded expense of approximately $79.5 million and $237.0 million during the three and nine months ended June 28, 2019 related to these costs, which was recorded in "Costs of services provided" in the Condensed Consolidated Statements of Income.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended June 28, 2019, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. Below is a summary of the changes (in millions):

	Balance, September 28, 2018	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, June 28, 2019
Deferred income	$281.5	828.6	(976.8)	$133.3

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
NOTE 9. STOCKHOLDERS' EQUITY:
During the nine months ended June 28, 2019 and June 29, 2018, the Company paid dividends of approximately $81.3 million and $77.3 million to its stockholders, respectively. On July 31, 2019, the Company's Board declared a $0.110 dividend per share of common stock, payable on August 29, 2019, to shareholders of record on the close of business on August 15, 2019. During the first quarter of fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million. During the first quarter of fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.

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

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
TBOs	$2.8	$4.2	$11.2	$14.0
RSUs	7.2	6.0	23.3	17.9
PSUs(1)	4.8	24.0	12.5	34.9
Deferred Stock and Other Units	0.4	0.6	1.4	1.5
	$15.2	$34.8	$48.4	$68.3

Taxes related to share-based compensation	$3.8	$9.8	$12.0	$19.2

(1)
During the third quarter of fiscal 2018, the Company increased the adjusted earnings per share target attainment percentage for both the fiscal 2016 and fiscal 2017 PSU grants, and recognized an additional $18.9 million of share-based compensation expense.

The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 28, 2019:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.9	$8.24
RSUs	1.1	$36.52
PSUs(2)	1.3	$36.43
Deferred Stock Units	0.1	$32.71
	4.4

(2)	Includes approximately 0.5 million shares resulting from the payout of the 2016 PSU grants due to exceeding the adjusted earnings per share target.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Earnings:
Net income attributable to Aramark stockholders	$82,955	$72,577	$362,992	$392,430
Shares:
Basic weighted-average shares outstanding	246,928	246,028	246,665	245,588
Effect of dilutive securities	4,219	5,829	4,606	6,643
Diluted weighted-average shares outstanding	251,147	251,857	251,271	252,231

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.34	$0.29	$1.47	$1.60
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.33	$0.29	$1.44	$1.56
Share-based awards to purchase 7.3 million and 3.7 million shares were outstanding for the three months ended June 28, 2019 and June 29, 2018, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.6 million shares and 1.8 million shares were outstanding for the three month periods of June 28, 2019 and June 29, 2018, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 7.8 million and 1.6 million shares were outstanding for the nine months ended June 28, 2019 and June 29, 2018, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.6 million shares and 1.8 million shares were outstanding for the nine month periods of June 28, 2019 and June 29, 2018, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $36.2 million at June 28, 2019 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 28, 2019.
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

	Revenue[1]
	Three Months Ended
	June 28, 2019	June 29, 2018
FSS United States	$2,413.5	$2,501.0
FSS International	949.9	929.9
Uniform	647.4	540.7
	$4,010.8	$3,971.6

	Operating Income[1]
	Three Months Ended
	June 28, 2019	June 29, 2018
FSS United States	$127.8	$135.7
FSS International	40.2	43.7
Uniform	53.6	56.7
	221.6	236.1
Corporate	(32.8)	(49.4)
Operating Income	188.8	186.7
Interest and Other Financing Costs, net	82.2	89.8
Income Before Income Taxes	$106.6	$96.9

	Revenue[1]
	Nine Months Ended
	June 28, 2019	June 29, 2018
FSS United States	$7,490.8	$7,657.0
FSS International	2,845.1	2,768.1
Uniform	1,940.2	1,450.9
	$12,276.1	$11,876.0

	Operating Income[1]
	Nine Months Ended
	June 28, 2019	June 29, 2018
FSS United States	$560.4	$453.6
FSS International	93.5	101.5
Uniform	144.5	131.2
	798.4	686.3
Corporate	(113.4)	(147.8)
Operating Income	685.0	538.5
Interest and Other Financing Costs, net	249.4	256.5
Income Before Income Taxes	$435.6	$282.0

(1)
The adoption of ASC 606 impacted revenue and operating income for all segments in the three and nine month periods of fiscal 2019 (see Note 7). Revenue and operating income in the three and nine month periods of fiscal 2019 for the FSS United States segment were impacted by the sale of Healthcare Technologies in the first quarter of fiscal 2019 (see Note 2).

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at June 28, 2019 and September 28, 2018 was $7,379.8 million and $7,303.1 million, respectively. The carrying value of the Company's debt at June 28, 2019 and September 28, 2018 was $7,252.7 million and $7,244.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as level 2 in the fair value hierarchy levels.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 28, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$46,698	$23,405	$149,947	$—	$220,055
Receivables	—	2,111	588,382	1,242,418	—	1,832,911
Inventories	—	15,984	281,530	95,601	—	393,115
Prepayments and other current assets	—	40,392	74,367	81,285	—	196,044
Total current assets	5	105,185	967,684	1,569,251	—	2,642,125
Property and Equipment, net	—	43,599	1,739,272	360,894	—	2,143,765
Goodwill	—	173,104	4,702,583	650,614	—	5,526,301
Investment in and Advances to Subsidiaries	3,285,917	6,865,245	—	762,770	(10,913,932)	—
Other Intangible Assets	—	29,684	1,834,974	199,979	—	2,064,637
Other Assets	—	20,885	973,747	360,044	(2,002)	1,352,674
	$3,285,922	$7,237,702	$10,218,260	$3,903,552	$(10,915,934)	$13,729,502
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$3,756	$27,845	$22,148	$—	$53,749
Accounts payable	—	119,826	383,399	316,697	—	819,922
Accrued expenses and other current liabilities	—	177,816	737,534	370,287	88	1,285,725
Total current liabilities	—	301,398	1,148,778	709,132	88	2,159,396
Long-term Borrowings	—	6,368,352	77,240	753,326	—	7,198,918
Deferred Income Taxes and Other Noncurrent Liabilities	—	421,092	529,391	124,715	—	1,075,198
Intercompany Payable	—	—	4,710,831	419,352	(5,130,183)	—
Redeemable Noncontrolling Interest	—	—	10,068	—	—	10,068
Total Stockholders' Equity	3,285,922	146,860	3,741,952	1,897,027	(5,785,839)	3,285,922
	$3,285,922	$7,237,702	$10,218,260	$3,903,552	$(10,915,934)	$13,729,502

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 28, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$271,186	$2,589,449	$1,150,126	$—	$4,010,761
Costs and Expenses:
Cost of services provided	—	257,515	2,285,548	1,051,915	—	3,594,978
Depreciation and amortization	—	4,090	119,529	25,160	—	148,779
Selling and general corporate expenses	—	26,038	44,838	7,309	—	78,185
Interest and other financing costs, net	—	77,896	532	3,792	—	82,220
Expense allocations	—	(70,854)	67,384	3,470	—	—
	—	294,685	2,517,831	1,091,646	—	3,904,162
Income (Loss) before Income Tax	—	(23,499)	71,618	58,480	—	106,599
Provision (Benefit) for Income Taxes	—	(6,381)	15,406	14,510	—	23,535
Equity in Net Income of Subsidiaries	82,955	—	—	—	(82,955)	—
Net income (loss)	82,955	(17,118)	56,212	43,970	(82,955)	83,064
Less: Net income attributable to noncontrolling interest	—	—	109	—	—	109
Net income (loss) attributable to Aramark stockholders	82,955	(17,118)	56,103	43,970	(82,955)	82,955
Other comprehensive (loss), net of tax	(29,187)	(30,062)	—	20,060	10,002	(29,187)
Comprehensive income (loss) attributable to Aramark stockholders	$53,768	$(47,180)	$56,103	$64,030	$(72,953)	$53,768

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 28, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$799,765	$8,067,783	$3,408,549	$—	$12,276,097
Costs and Expenses:
Cost of services provided	—	738,608	7,125,488	3,165,286	—	11,029,382
Depreciation and amortization	—	12,379	358,772	76,257	—	447,408
Selling and general corporate expenses	—	117,650	131,764	21,186	—	270,600
Gain on sale of Healthcare Technologies	—	—	(156,309)	—	—	(156,309)
Interest and other financing costs, net	—	234,808	2,539	12,028	—	249,375
Expense allocations	—	(215,792)	203,680	12,112	—	—
	—	887,653	7,665,934	3,286,869	—	11,840,456
Income (Loss) before Income Taxes	—	(87,888)	401,849	121,680	—	435,641
Provision (Benefit) for Income Taxes	—	(33,398)	75,704	30,283	—	72,589
Equity in Net Income of Subsidiaries	362,992	—	—	—	(362,992)	—
Net income (loss)	362,992	(54,490)	326,145	91,397	(362,992)	363,052
Less: Net income attributable to noncontrolling interest	—	—	60	—	—	60
Net income (loss) attributable to Aramark stockholders	362,992	(54,490)	326,085	91,397	(362,992)	362,992
Other comprehensive (loss), net of tax	(79,615)	(74,487)	—	(30,781)	105,268	(79,615)
Comprehensive income (loss) attributable to Aramark stockholders	$283,377	$(128,977)	$326,085	$60,616	$(257,724)	$283,377

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$261,383	$2,580,276	$1,129,947	$—	$3,971,606
Costs and Expenses:
Cost of services provided	—	235,789	2,262,103	1,028,401	—	3,526,293
Depreciation and amortization	—	4,771	127,321	24,842	—	156,934
Selling and general corporate expenses	—	51,310	43,179	7,226	—	101,715
Interest and other financing costs	—	85,080	(330)	5,026	—	89,776
Expense allocations	—	(77,642)	73,564	4,078	—	—
	—	299,308	2,505,837	1,069,573	—	3,874,718
Income (Loss) before Income Tax	—	(37,925)	74,439	60,374	—	96,888
Provision (Benefit) for Income Taxes	—	(9,612)	17,470	16,314	—	24,172
Equity in Net Income of Subsidiaries	72,577	—	—	—	(72,577)	—
Net income (loss)	72,577	(28,313)	56,969	44,060	(72,577)	72,716
Less: Net income attributable to noncontrolling interest	—	—	139	—	—	139
Net income (loss) attributable to Aramark stockholders	72,577	(28,313)	56,830	44,060	(72,577)	72,577
Other comprehensive income (loss), net of tax	(35,371)	13,521	—	(100,736)	87,215	(35,371)
Comprehensive income (loss) attributable to Aramark stockholders	$37,206	$(14,792)	$56,830	$(56,676)	$14,638	$37,206

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the nine months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$772,008	$7,828,692	$3,275,335	$—	$11,876,035
Costs and Expenses:
Cost of services provided	—	681,761	6,889,070	3,040,701	—	10,611,532
Depreciation and amortization	—	14,645	360,485	68,516	—	443,646
Selling and general corporate expenses	—	153,434	111,383	17,510	—	282,327
Interest and other financing costs	—	244,475	207	11,880	—	256,562
Expense allocations	—	(223,650)	210,863	12,787	—	—
	—	870,665	7,572,008	3,151,394	—	11,594,067
Income (Loss) before Income Tax	—	(98,657)	256,684	123,941	—	281,968
Provision (Benefit) for Income Taxes	—	(37,516)	(112,920)	39,532	—	(110,904)
Equity in Net Income of Subsidiaries	392,430	—	—	—	(392,430)	—
Net income (loss)	392,430	(61,141)	369,604	84,409	(392,430)	392,872
Less: Net income attributable to noncontrolling interest	—	—	442	—	—	442
Net income (loss) attributable to Aramark stockholders	392,430	(61,141)	369,162	84,409	(392,430)	392,430
Other comprehensive income (loss), net of tax	25,694	36,344	2,181	(33,859)	(4,666)	25,694
Comprehensive income (loss) attributable to Aramark stockholders	$418,124	$(24,797)	$371,343	$50,550	$(397,096)	$418,124

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 28, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(92,905)	$70,557	$241,852	$(11,317)	$208,187
Cash flows from investing activities:
Purchases of property and equipment and other	—	(37,891)	(247,277)	(55,281)	—	(340,449)
Disposals of property and equipment	—	6,040	1,730	3,250	—	11,020
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(13,843)	(21,672)	—	(35,515)
Other investing activities	—	(46)	24,239	(2,352)	—	21,841
Net cash provided by (used in) investing activities	—	(31,897)	58,560	(76,055)	—	(49,392)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	107,796	—	107,796
Payments of long-term borrowings	—	(280,809)	(25,858)	(65,501)	—	(372,168)
Net change in funding under the Receivables Facility	—	—	—	255,000	—	255,000
Payments of dividends	—	(81,305)	—	—	—	(81,305)
Proceeds from issuance of common stock	—	21,339	—	—	—	21,339
Repurchase of stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(29,581)	(1,628)	(113)	—	(31,322)
Change in intercompany, net	—	541,140	(108,070)	(444,387)	11,317	—
Net cash provided by (used in) financing activities	—	120,784	(135,556)	(147,205)	11,317	(150,660)
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(3,105)	—	(3,105)
Increase (decrease) in cash and cash equivalents	—	(4,018)	(6,439)	15,487	—	5,030
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$46,698	$23,405	$149,947	$—	$220,055

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 29, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(11,280)	$(2,707)	$194,501	$(35,002)	$145,512
Cash flows from investing activities:
Purchases of property and equipment and other	—	(8,926)	(367,388)	(56,465)	—	(432,779)
Disposals of property and equipment	—	2,142	2,393	3,151	—	7,686
Acquisitions of businesses, net of cash acquired	—	(2,381,800)	236,613	(94,414)	—	(2,239,601)
Other investing activities	—	(4,214)	512	(3,783)	—	(7,485)
Net cash used in investing activities	—	(2,392,798)	(127,870)	(151,511)	—	(2,672,179)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,982,209	—	163,860	—	3,146,069
Payments of long-term borrowings	—	(639,731)	(19,962)	(41,369)	—	(701,062)
Net change in funding under the Receivables Facility	—	—	—	145,800	—	145,800
Payments of dividends	—	(77,317)	—	—	—	(77,317)
Proceeds from issuance of common stock	—	15,961	—	—	—	15,961
Repurchase of stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(44,037)	(2,686)	(390)	—	(47,113)
Change in intercompany, net	—	107,363	141,746	(284,111)	35,002	—
Net cash provided by (used in) financing activities	—	2,320,038	119,098	(16,210)	35,002	2,457,928
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(4,090)	—	(4,090)
Increase (decrease) in cash and cash equivalents	—	(84,040)	(11,479)	22,690	—	(72,829)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$27,472	$26,034	$112,457	$—	$165,968

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 28, 2019 and June 29, 2018 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 28, 2018 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 21, 2018.
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
During the first quarter of fiscal 2018, we acquired Avendra, LLC ("Avendra") and during the second quarter of fiscal 2018, we acquired AmeriPride Services, Inc. ("AmeriPride") in separate transactions. The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions. We expect our earnings for some period following the closings to be impacted as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we expect to incur approximately $30 million to $35 million of additional charges over the next 15 months.
In the second quarter of fiscal 2018, we launched the next phase of our program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration, the relocation of our headquarters facility and certain other costs. Efforts related to this phase have resulted in charges of approximately $47 million in the nine months ended June 28, 2019. We currently expect to incur additional charges related to this phase of approximately $5 million within the remaining months of fiscal 2019.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of Income for the nine months ended June 28, 2019. We evaluated the sale under the rules for discontinued operations and concluded it did not meet all of the criteria required.

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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 28, 2019 and June 29, 2018 (dollars in millions).

	Three Months Ended		Change
	June 28, 2019	June 29, 2018	$	%
Revenue	$4,010.8	$3,971.6	$39.2	1%
Costs and Expenses:
Cost of services provided	3,595.0	3,526.3	68.7	2%
Other operating expenses	227.0	258.6	(31.6)	(12)%
	3,822.0	3,784.9	37.1	1%
Operating income	188.8	186.7	2.1	1%
Interest and Other Financing Costs, net	82.2	89.8	(7.6)	(8)%
Income Before Income Taxes	106.6	96.9	9.7	10%
Provision for Income Taxes	23.5	24.2	(0.7)	(3)%
Net income	$83.1	$72.7	$10.4	14%

	Three Months Ended		Change
Revenue by Segment(1)	June 28, 2019	June 29, 2018	$	%
FSS United States	$2,413.5	$2,501.0	$(87.5)	(3)%
FSS International	949.9	929.9	20.0	2%
Uniform	647.4	540.7	106.7	20%
	$4,010.8	$3,971.6	$39.2	1%

	Three Months Ended		Change
Operating Income by Segment(1)	June 28, 2019	June 29, 2018	$	%
FSS United States	$127.8	$135.7	$(7.9)	(6)%
FSS International	40.2	43.7	(3.5)	(8)%
Uniform	53.6	56.7	(3.1)	(6)%
Corporate	(32.8)	(49.4)	16.6	(34)%
	$188.8	$186.7	$2.1	1%
(1) As a percentage of total revenue, FSS United States represented 60% and 63%, FSS International represented 24% and 23% and Uniform represented 16% and 14% for the three month periods ended June 28, 2019 and June 29, 2018, respectively. The fiscal 2019 percentages were impacted by the adoption of ASC 606 (see Note 7 to the condensed consolidated financial statements). Revenue and operating income in the three and nine month periods of fiscal 2019 for the FSS United States segment were also impacted by the sale of Healthcare Technologies in the first quarter of fiscal 2019 (see Note 2 to the condensed consolidated financial statements).

	Nine Months Ended		Change
	June 28, 2019	June 29, 2018	$	%
Revenue	$12,276.1	$11,876.0	$400.1	3%
Costs and Expenses:
Cost of services provided	11,029.4	10,611.6	417.8	4%
Other operating expenses	718.0	725.9	(7.9)	(1)%
Gain on sale of Healthcare Technologies	(156.3)	—	(156.3)	—%
	11,591.1	11,337.5	253.6	2%
Operating income	685.0	538.5	146.5	27%
Interest and Other Financing Costs, net	249.4	256.5	(7.1)	(3)%
Income Before Income Taxes	435.6	282.0	153.6	54%
(Benefit) Provision for Income Taxes	72.5	(110.9)	183.4	(165)%
Net income	$363.1	$392.9	$(29.8)	(8)%

	Nine Months Ended		Change
Revenue by Segment(2)	June 28, 2019	June 29, 2018	$	%
FSS United States	$7,490.8	$7,657.0	$(166.2)	(2)%
FSS International	2,845.1	2,768.1	77.0	3%
Uniform	1,940.2	1,450.9	489.3	34%
	$12,276.1	$11,876.0	$400.1	3%

	Nine Months Ended		Change
Operating Income by Segment(2)	June 28, 2019	June 29, 2018	$	%
FSS United States	$560.4	$453.6	$106.8	24%
FSS International	93.5	101.5	(8.0)	(8)%
Uniform	144.5	131.2	13.3	10%
Corporate	(113.4)	(147.8)	34.4	(23)%
	$685.0	$538.5	$146.5	27%
(2) As a percentage of total revenue, FSS United States represented 61% and 65%, FSS International represented 23% and 23% and Uniform represented 16% and 12% for the nine month periods ended June 28, 2019 and June 29, 2018, respectively. The fiscal 2019 percentages were impacted by the adoption of ASC 606 (see Note 7 to the condensed consolidated financial statements). Revenue and operating income in the three and nine month periods of fiscal 2019 for the FSS United States segment were also impacted by the sale of Healthcare Technologies in the first quarter of fiscal 2019 (see Note 2 to the condensed consolidated financial statements).
Consolidated Overview
Revenue increased by approximately 1% and 3% during the three and nine month periods of fiscal 2019, compared to the prior year periods, respectively. The increase was attributable to:

•	growth in our FSS International and Uniforms segments;

•	growth in the Sports, Leisure & Corrections, Business & Industry and Education sectors in our FSS United States segment; and

•
the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue" (approximately 2% for both periods); which more than offset

•	the effect of the divestiture of HCT (approximately -3% and -2%); and

•	the negative impact of foreign currency translation (approximately -2% for both periods).
During the nine month period of fiscal 2019, the Avendra and AmeriPride acquisitions contributed approximately 2% revenue growth.
The following table presents the cost of services provided by segment and as a percent of revenue for the three and nine month periods ended June 28, 2019 and June 29, 2018.

	Three Months Ended				Nine Months Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Cost of services provided	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,170.5	90%	$2,238.1	89%	$6,719.4	90%	$6,834.0	89%
FSS International	888.6	94%	864.7	93%	2,686.8	94%	2,603.3	94%
Uniform	535.9	83%	423.5	78%	1,623.2	84%	1,174.3	81%
	$3,595.0	90%	$3,526.3	89%	$11,029.4	90%	$10,611.6	89%

The following table presents the percentages attributable to the components in cost of services provided for the three and nine month periods ended June 28, 2019 and June 29, 2018.

	Three Months Ended		Nine Months Ended
Cost of services provided components	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Food and support service costs	28%	25%	28%	26%
Personnel costs	47%	49%	47%	47%
Other direct costs	25%	26%	25%	27%
	100%	100%	100%	100%
Operating income increased by approximately $2.1 million and $146.5 million during the three and nine month periods of fiscal 2019, compared to the prior year periods, respectively. The increase in operating income during the three month period of fiscal 2019 was attributable to:

•	a decrease in share-based compensation expense primarily related to the increase in Performance Stock Unit ("PSU") attainment percentages during fiscal 2018 (approximately $19.6 million); and

•	profit growth in our Sports, Leisure & Corrections and Education sectors within our FSS U.S. segment; partially offset by

•	higher personnel costs (approximately $36.0 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform;

•	profit decline from the divestiture of HCT; and

•	closing costs mainly related to customer contracts within our FSS International segment (approximately $8.5 million).
The increase in operating income during the nine month period of fiscal 2019 was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•	an increase in profit related to the acquisitions of Avendra and AmeriPride and lower merger and integration costs (approximately $38.5 million);

•	lower severance and consulting costs related to streamlining initiatives (approximately $23.4 million);

•	a decrease in share-based compensation expense primarily related to the increase in PSU attainment percentages during fiscal 2018 (approximately $19.9 million); and

•
income relating to the recovery of our investment (possessory interest) at one of the National Park Service ("NPS") sites in the FSS United States segment (approximately $16.2 million); partially offset by

•	higher personnel costs (approximately $117.2 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform;

•	profit decline in the Business & Industry sector, primarily due to reinvestment costs for new and retained business, and from the divestiture of HCT; and

•	closing costs mainly related to customer contracts within our FSS International segment (approximately $10.5 million).
Interest and Other Financing Costs, net, decreased 8% and 3% during the three and nine month periods of fiscal 2019, respectively, compared to the prior year periods. The decrease was primarily due to an increase in favorable returns on our interest rate swaps of $2.8 million and $11.8 million for the three and nine month periods of fiscal 2019, respectively. The decrease for the nine month period of fiscal 2019 was partially offset by higher borrowings from the financing in fiscal 2018 for the Avendra and AmeriPride acquisitions.
The effective income tax rate for the three and nine month periods of fiscal 2019 were 22.1% and 16.7%, respectively, compared to 24.9% and (39.3)% in the prior year periods, respectively. The increase in the effective tax rate during the nine month period of fiscal 2019 was driven by prior year one-time benefits resulting from a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of our deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." A benefit of approximately $183.8 million was recorded to the (benefit) provision for income taxes for the nine month period of fiscal 2018 in the Condensed Consolidated Statements of Income as a result of U.S. tax reform, the impact of certain permanently reinvested foreign earnings and certain other tax adjustments. The effective tax rate for the nine month period of fiscal 2019 also includes a tax benefit of approximately $10.4 million, mainly as a result of U.S. tax reform (see Note 8 to the condensed consolidated financial statements) and a $17 million tax provision related to the sale of HCT (see Note 2 to the condensed consolidated financial statements).

Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	June 28, 2019	June 29, 2018%		June 28, 2019	June 29, 2018%
Business & Industry	$404.4	$394.0	3%	$1,199.1	$1,168.5	3%
Education	707.6	703.0	1%	2,625.5	2,609.9	1%
Healthcare	224.0	328.1	(32)%	708.7	977.2	(27)%
Sports, Leisure & Corrections	681.4	662.6	3%	1,780.4	1,714.0	4%
Facilities & Other	396.1	413.3	(4)%	1,177.1	1,187.4	(1)%
	$2,413.5	$2,501.0	(3)%	$7,490.8	$7,657.0	(2)%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue decreased by approximately 3% and 2% during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease during the three and nine month periods of fiscal 2019 was attributable to:

•	a decrease in Healthcare sector revenue resulting from the divestiture of HCT (approximately -33% and -28% of Healthcare sector); and

•	a decrease in Facilities & Other sector revenue resulting from a decline in base business within our facilities business; which more than offset

•	an increase in Sports, Leisure & Corrections sector revenue resulting from net new business and base business growth in stadiums and arenas;

•	an increase in Business & Industry sector revenue resulting from net new business and base business growth in business dining; and

•	an increase in Education sector revenue resulting from base business growth.
Operating income decreased by approximately $7.9 million and increased by approximately $106.8 million during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease in operating income during the three month period of fiscal 2019 was attributable to:

•	higher personnel costs (approximately $9.6 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform; and

•	profit decline from the divestiture of HCT (approximately $7.8 million); which more than offset

•	profit growth in our Education, Sports, Leisure & Corrections and Facilities & Other sectors.
The increase in operating income during the nine month period of fiscal 2019 was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•	income relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector (approximately $16.2 million);

•	lower severance charges related to streamlining initiatives (approximately $11.7 million); and

•	an increase in profit related to the acquisition of Avendra and lower merger and integration costs (approximately $6.1 million); which more than offset

•	higher personnel costs (approximately $69.4 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform;

•	profit decline from the divestiture of HCT (approximately $22.1 million);

•	an increase in settlement charges related to exiting a joint venture arrangement (approximately $4.5 million); and

•	lower proceeds from our casualty insurance program (approximately $3.5 million).
FSS International Segment
FSS International segment revenue increased by approximately 2% and 3% during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The increase was attributable to:

•	revenue growth across regions; partially offset by

•	the negative impact of foreign currency translation (approximately -8% for both periods).
During the nine month period of fiscal 2019, the consolidation of a joint venture contributed approximately 2% revenue growth.
Operating income decreased by approximately $3.5 million and $8.0 million during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease in operating income during the three and nine month periods of fiscal 2019 was attributable to:

•	higher personnel costs (approximately $11.0 million and $20.8 million), including employee incentive expenses;

•	closing costs mainly related to customer contracts (approximately $8.5 million and $10.5 million); and

•	the negative impact of foreign currency translation (approximately -$2.7 and -$3.6 million); partially offset by

•	profit growth in Germany, Canada and South America;

•	prior year charges related to a joint venture partner liquidation and related acquisition (approximately $1.9 million and $7.5 million); and

•	lower severance costs related to streamlining initiatives (approximately $5.6 million for the nine month period).
Uniform Segment
Uniform segment revenue increased by approximately 20% and 34% during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The increase was primarily from the adoption of the new revenue recognition standard as certain fees previously recognized as a reduction to “Cost of services provided” are now recognized in “Revenue” (approximately 17% and 19%) and growth within our uniform rental business. During the nine month period of fiscal 2019, the acquisition of AmeriPride contributed approximately 12% to revenue growth.
Operating income decreased by approximately $3.1 million and increased by approximately $13.3 million during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The decrease for the three month period of fiscal 2019 was attributable to:

•	higher personnel costs (approximately $8.4 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform; which more than offset

•	profit growth within our uniform rental business.
The increase in operating income during the nine month period of fiscal 2019 was attributable to:

•	profit growth related to the acquisition of AmeriPride and our legacy uniform rental business; and

•	lower merger and integration related costs from the AmeriPride acquisition (approximately $6.3 million); which more than offset

•	higher personnel costs (approximately $20.3 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform ; and

•	lower proceeds from our casualty insurance program (approximately $3.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $16.6 million and $34.4 million during the three and nine month periods of fiscal 2019 compared to the prior year periods, respectively. The change for the three month period of fiscal 2019 was attributable to a decrease in share-based compensation expense primarily related to the increase in PSU attainment percentages during fiscal 2018 (approximately $19.6 million) and lower consulting costs (approximately $2.2 million), partially offset by higher personnel costs, including employee incentive expenses (approximately $7.0 million). The change for the nine month period of fiscal 2019 was attributable to:

•	lower acquisition related costs from the Avendra and AmeriPride acquisitions (approximately $26.0 million);

•	a decrease in share-based compensation expense primarily related to the increase in PSU attainment percentages during fiscal 2018 (approximately $19.9 million); and

•	lower consulting costs (approximately $3.6 million); partially offset by

•	higher personnel costs (approximately $6.7 million), including employee incentive expenses and expenses for employee reinvestments funded by benefits from U.S. tax reform; and

•	banker fees related to the divestiture of Healthcare Technologies (approximately $6.1 million); and

•	the change in fair value of certain gasoline and diesel agreements (a loss of approximately $4.5 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of June 28, 2019, we had $220.1 million of cash and cash equivalents and approximately $891.0 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid markets where we have operations. As of June 28, 2019, there was approximately $942.9 million of outstanding foreign currency borrowings.
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
On February 5, 2019, we announced that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We expect to fund the majority of these investments during fiscal 2019 of which $62.5 million was paid during the nine month period of fiscal 2019 in special recognition awards and employee training programs.
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 28, 2019	June 29, 2018
Net cash provided by operating activities	$208.2	$145.5
Net cash used in investing activities	(49.4)	(2,672.2)
Net cash provided by (used in) financing activities	(150.7)	2,457.9
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
The increase in cash flows provided by operating activities was primarily attributable to the change in operating assets and liabilities ($95.2 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were less of a use of cash primarily due to the timing of one-time payments made during the nine month period of fiscal 2018 for certain liabilities assumed related to the Avendra and AmeriPride acquisitions and from lower accrued payroll and related expenses, partially offset by the timing of insurance payments;

•	Prepayments were a greater use of cash due to the timing of prepayments made related to income tax payments;

•	Accounts payable were a greater use of cash compared to the prior year period due to the timing of disbursements;

•	Inventories were a greater use of cash due to new business within our Uniform segment; and

•	Accounts receivable were less of a use of cash due to the timing of collections and sales growth;
During the nine month period of fiscal 2019, we paid approximately $62.5 million of special recognition awards and employee training costs funded by benefits from U.S. tax reform. The Company also received gross proceeds of approximately $14.6 million related to our casualty insurance program from our loss experience being favorable related to a prior year during the nine month period of fiscal 2019. We received approximately $18.9 million of comparable insurance proceeds during the prior year period. During the nine month period of fiscal 2018, we incurred approximately $58.2 million of acquisition related costs. The "Other operating activities" caption in the current year also reflects an adjustment to net income related to a non-operating gain. As a result of the adoption of the new revenue recognition standard in the first quarter of fiscal 2019, certain payments made to our clients, previously included within "Purchases of property and equipment and other" in Cash Flows Used in Investing Activities, are now included within "Payments made to clients on contracts" in Cash Flows Provided by Operating Activities. These client payments were approximately $30.2 million during the nine months ended June 28, 2019.

Cash Flows Used in Investing Activities
The decrease in net cash flows used in investing activities during the nine month period of fiscal 2019 compared to the nine month period of fiscal 2018 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 and lower levels of capital expenditures and spending for acquisitions for the nine month period of fiscal 2019 compared to the spending for Avendra and AmeriPride in the nine month period of fiscal 2018. The "Other investing activities" includes $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by (Used in) Financing Activities
During the nine month period of fiscal 2019, cash used in financing activities was impacted by the following:

•	a repayment of borrowings on term loans and the revolving credit facility ($297.0 million, which includes $200.0 million of optional prepayments from the proceeds of the HCT divestiture); and

•	an increase in funding under the Receivables Facility ($255.0 million).
During the nine month period of fiscal 2018, cash provided by financing activities was impacted by the following:

•	issuance of a new $1.785 billion U.S. Term Loan B due 2025;

•	issuance of $1.150 billion aggregate principal amount of 5.000% senior unsecured notes due 2028;

•	repayment of the U.S. dollar denominated term loan to Aramark Services, Inc. ("ASI") due 2022 ($633.8 million of principal); and

•	payment of fees related to the U.S. Term Loan B due 2025 and the 5.000% senior unsecured notes due 2028 (approximately $24.7 million).
During fiscal 2017, the Board of Directors authorized a new share repurchase program providing for purchases of up to $250 million of Aramark common stock through February 1, 2019. During the nine month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million. During the nine month period of fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million.
The "Other financing activities" also reflects a use of cash during the nine month periods of fiscal 2019 and fiscal 2018, primarily related to taxes paid by the Company when the Company withholds shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 28, 2019, we were in compliance with these covenants.
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

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
(in millions)	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018	June 28, 2019
Net income attributable to ASI stockholder	$83.0	$29.4	$250.7	$175.4	$538.5
Interest and other financing costs, net	82.2	84.3	83.0	92.5	342.0
Provision for income taxes	23.5	9.5	39.7	14.3	87.0
Depreciation and amortization	148.8	147.9	150.7	152.6	600.0
Share-based compensation expense(1)	15.2	14.6	18.6	19.8	68.2
Unusual or non-recurring (gains) and losses(2)	—	1.0	(157.3)	—	(156.3)
Pro forma EBITDA for equity method investees(3)	2.1	3.0	3.9	3.4	12.4
Pro forma EBITDA for certain transactions(4)	27.8	17.3	(7.3)	(18.0)	19.8
Other(5)	20.9	85.3	59.9	25.7	191.8
Covenant Adjusted EBITDA	$403.5	$392.3	$441.9	$465.7	$1,703.4

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

(5)
Other for the twelve months ended June 28, 2019 includes organizational streamlining initiatives ($16.7 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.2 million loss), expenses related to merger and integration related charges ($39.6 million), compensation expense for employee reinvestments funded by benefits from U.S. tax reform ($70.5 million), adjustments to remove the impact attributable to the adoption of certain new accounting standards, including Accounting Standards Codification 606, Revenue from Contracts with Customers, in accordance with the Credit Agreement and indentures ($16.2 million), duplicate rent charges, moving costs, opening costs to build out and ready the Company's new headquarters while occupying its existing headquarters and closing costs ($11.1 million), banker fees and other charges related to the sale of Healthcare Technologies ($8.0 million), closing costs mainly related to customer contracts ($8.5 million), certain environmental charges ($5.0 million), settlement charges related to exiting a joint venture arrangement ($4.5 million), the impact of hyperinflation in Argentina ($3.8 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended June 28, 2019 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.08
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.89

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
On August 6, 2019, we announced a share repurchase program authorizing us to repurchase up to $200.0 million of our common stock, expiring in July 2022. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on November 21, 2018. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. During the first quarter of fiscal 2019, we adopted the new accounting standard related to revenue recognition. See Notes 1 and 7 to the condensed consolidated financial statement for more information on the impact of adoption. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on November 21, 2018.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 28, 2019 has not materially changed from September 28, 2018 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 28, 2018 filed with the SEC on November 21, 2018). See Note 6 to the condensed consolidated financial statements for a discussion of the Company's derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of the Company's debt obligations as of June 28, 2019.
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of June 28, 2019.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2019.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 28, 2019 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 28, 2019 and September 28, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 28, 2019 and June 29, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 28, 2019 and June 29, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2019 and June 29, 2018; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended June 28, 2019 and June 29, 2018; and (vi) Notes to condensed consolidated financial statements.

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
The XBRL instance document does not appear in the interactive data file because the XBRL tags are embedded within the inline XBRL document.