Form 10-K
period 2019-09-27
Aramark
filed 2019-11-26
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 27, 2019 Commission File Number: 001-36223

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 29, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $7,400.3 million.
As of November 22, 2019, the number of shares of the registrant's common stock outstanding is 249,431,095.
___________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2020 Annual Meeting of Stockholders, to be held on January 29, 2020, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended September 27, 2019.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: unfavorable economic conditions; natural disasters, global calamities, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto; the risk of unanticipated restructuring costs or assumption of undisclosed liabilities; the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the transactions will be accretive and within the expected timeframes; the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose; the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of the transactions on each of Avendra's and AmeriPride's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Based on total revenue in fiscal 2019, we hold the #2 position in North America in food, facilities and uniform services. Internationally, we hold a top 3 position in food and facilities services based on total revenue in fiscal 2019 in most countries in which we have significant operations. Our approximately 283,500 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our revenue and operating income by our reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform

FY 2019 Revenue(a):	$9,898.6	$3,742.9	$2,585.8
FY 2019 Operating Income(a):	$716.8	$142.7	$191.3
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business, public institutions, manufacturing, transportation and service industries

(a)	Dollars in millions. Operating income excludes $159.6 million related to corporate expenses.
In fiscal 2019, we generated $16.2 billion of revenue, $891.2 million of operating income and $448.5 million of net income.
Our History
Since our founding in 1959, we have broadened our service offerings and expanded our client base through a combination of organic growth and acquisitions, with the goal of further developing our food, facilities and uniform capabilities, as well as growing our international presence. In 1984, we completed a management buyout, after which our management and employees increased their Company ownership to approximately 90% of our equity capital leading up to our December 2001 public offering. On January 26, 2007, we delisted from the NYSE in conjunction with a going-private transaction executed with investment funds affiliated with Goldman Sachs Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners, L.P. and Warburg Pincus LLC as well as approximately 250 senior management personnel.
On December 17, 2013, we completed an initial public offering of 41,687,500 shares of our common stock, including 13,687,500 shares of common stock sold by our selling stockholders.
Recent Developments
CEO and Governance Matters
On August 25, 2019, Eric Foss stepped down from his role as our Chairman, President and Chief Executive Officer. On October 6, 2019, we appointed John Zillmer as our Chief Executive Officer. Mr. Zillmer also joined the Board on that date.
Also, on October 6, 2019, we entered into a Stewardship Framework Agreement (the “Stewardship Framework Agreement”) with MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”). The Mantle Ridge Group has a combined beneficial ownership interest in approximately 9.7% of our outstanding common stock as of November 22, 2019 and an additional economic interest of approximately 10%. The Stewardship Framework Agreement contains a number of provisions relating to our governance, including the composition of the Board.
Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, we completed the acquisition of Avendra, a leading hospitality procurement services provider in North America that manages purchasing spend for over 650 companies at more than 8,500 locations. Avendra, headquartered in Rockville, Maryland, was founded in 2001 by five hospitality organizations: Marriott, Hyatt, Fairmont Hotels, ClubCorp and IHG. The acquisition of Avendra significantly expanded our capabilities and client reach in the procurement services area.
The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. Avendra's financial results since acquisition are included within the FSS United States reporting segment.
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, we completed the acquisition of AmeriPride, a uniform and linen rental and supply company headquartered in Minneapolis with 6,000 employees and serving 150,000 customers in the U.S. and Canada. The acquisition of AmeriPride added scale and capabilities to our uniforms business in the U.S. while immediately establishing Aramark as a leading uniform services provider in Canada, where our existing operations were very limited.
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
We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising the majority of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. Our facilities services capabilities are broad, and include plant operations and maintenance, custodial/housekeeping, energy management, grounds keeping, and capital project management. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our clients provide us with a captive client base through their on-site employees, students and patients. At sports, entertainment and recreational facilities, our clients attract patrons to their site, usually for specific events such as sporting events and conventions.
We manage our FSS business in two geographic reportable segments split between our United States and International operations. In fiscal 2019, our FSS United States segment generated $9,898.6 million in revenue, or 61% of our total revenue, and our FSS International segment generated $3,742.9 million in revenue, or 23% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of U.S. government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
Education. Within the Education sector we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,500 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services to approximately 250 healthcare clients and more than 450 facilities across our global footprint. Our food and food-related services include patient food and nutrition, retail food and procurement services.
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
Sports, Leisure & Corrections. We administer concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve 145 professional (including minor league affiliates) and college sports teams, including 30 teams in Major League Baseball, the

National Basketball Association, the National Football League and the National Hockey League. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms and provide food and facilities management services for parks.
Facilities & Other. We provide a variety of support services to approximately 550 facilities clients and more than 1,000 facilities. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services, and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in all of our sectors. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom, and in a majority of these countries we are one of the leading food and/or facilities service providers. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. In addition to the core Business & Industry sector, our FSS International segment serves many sports stadiums across Europe, and numerous educational institutions, healthcare institutions and convention centers globally. There are particular risks attendant with our international operations. Please see Item 1A. “Risk Factors.”
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
Our relationship with Sysco is important to our operations—we have had distribution agreements in place for more than 30 years. In fiscal 2019, Sysco distributed approximately 48% of our food and non-food products in the United States and Canada, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Sales and Marketing
We maintain selling and marketing excellence by focusing on optimizing resource allocation and deployment. We aim to sell our services to our clients in the same way, regardless of the sector in which such client is located. We have developed consistent tools and training that are used across all of our businesses to train our employees on this selling process. Our business development functions are aligned directly with the sectors and services in which we have leadership positions, and we combine our targeted business development strategies with our strong client relationships to deliver differentiated and innovative solutions. We target our business development by aligning our sales efforts directly with the sectors and services in which we operate. We identify individuals at various levels in our organization to match up with individuals in a variety of roles at both existing and potential clients. We believe that these connections throughout various levels within the client organization allow us to develop strong relationships with the client and gain a better understanding of the clients' requirements. Based on the knowledge of the clients' requirements and the sector, our goal is to develop solutions for the client that are unique and that help to differentiate us from our competitors.
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
When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers, colleges and universities and business dining accounts, we are sometimes contractually required to make some form of up-front or future investment, which often includes capital expenditures to help finance improvement or renovation, typically to the food and beverage facilities of the venue from which we operate. Contractually required capital expenditures typically take the form of investments in leasehold improvements, equipment and/or grants to clients. At the end of the contract term or upon its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital investments.
Food and Support Services contracts are generally obtained and renewed either through a competitive process or on a negotiated basis, although contracts in the public sector, including school districts and correctional clients, are frequently awarded on a competitive bid basis, as required by applicable law. Contracts in the private sector may be entered into without a formal bid process, but we and other companies will often compete in the process leading up to the award or the completion of contract negotiations. Typically, after the award, final contract terms are negotiated and agreed upon.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2019, approximately two-thirds of our Food and Support Services revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2019, approximately one-third of our Food and Support Services revenue was derived from client interest contracts.
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
We believe that the following competitive factors are the principal drivers of our success:

•	quality and breadth of services and management talent;

•	innovation;

•	reputation within the industry;

•	pricing;

•	financial strength and stability; and

•	purchasing scale.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our FSS United States segment, historically there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.
Uniform
Our Uniform segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.We hold the #2 position in the North America uniform services market. We operate approximately 4,000 routes, giving us a broad reach to service our clients' needs.
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
In fiscal 2019, our Uniform segment generated $2,585.8 million in revenue, or 16% of our total revenue.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from approximately 374 service locations and distribution centers across North America. None of our clients individually represents a material portion of our revenue. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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

Operations
We operate our uniform rental business as a network of 136 laundry plants and 238 satellite plants, depots, distribution centers and manufacturing plants supporting approximately 4,000 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs.
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
Competition
Although the United States rental industry has experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies across geographies. Although many competitors are smaller local and regional firms, we also face competition from other large national firms such as Cintas Corporation and UniFirst Corporation. We believe that the primary competitive factors that affect our operations are quality, service, design, consistency of product, distribution capability, particularly for large multi-location clients, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line as well as our nationwide reach.
Employees of Aramark
As of September 27, 2019, we had a total of approximately 283,500 employees, including seasonal employees, consisting of approximately 183,300 full-time and approximately 100,200 part-time employees. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. The approximate number of employees by segment is as follows: FSS United States: 147,050; FSS International: 118,600; Uniform: 17,200. In addition, the Aramark corporate staff is approximately 650 employees. Approximately 43,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 27, 2019, our subsidiaries held liquor licenses in 42 states and additionally the District of Columbia, 5 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. We have not encountered any material problems relating to liquor licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
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
As of September 27, 2019, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
Intellectual Property
We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the Aramark brand, which includes our corporate starperson logo design, the Aramark word mark (our name) and the Avendra brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.
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
2400 Market Street
Philadelphia, PA 19103
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
The portion of our food and support services business that provides services in public facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted, and in the future could result, in a reduction in our revenue. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract those consumers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, inclement weather and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, political unrest, sports strikes and other adverse incidents could adversely affect our revenue and operating results.
Natural disasters, including hurricanes and earthquakes, global calamities, such as an Ebola outbreak or a flu pandemic, or political unrest, such as the recent demonstrations in Chile, have, and in the future could, affect our revenue and operating results. In the past, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. For example, our financial results were particularly impacted in 2018 by wildfires in and around Yosemite National Park and in 2017 by Hurricane Maria in Puerto Rico and Hurricane Harvey and Hurricane Irma in the southern United States. In addition, any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played would mean a loss of revenue and reduced profits at the venues we service.
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. The renewal of business often results in a decrease in the profitability of such business. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and consumers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We also may face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses and other providers with potentially disruptive business models have been successful at applying technology developments to local food service. While we have a significant international presence, certain of our competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids.
We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong client loyalty. While most clients focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain clients or accounts by reducing prices, we may be required to lower prices, which would reduce our revenue and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, due to competition in our uniform rental business, it has become increasingly important for us to source garments and other products overseas, particularly from China. To the extent we are not able to effectively source such products from China and gain the related cost savings, we may be at a further disadvantage in relation to some of our competitors.
Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in the prices for our products and services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries could increase costs in our uniform rental business. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or natural disasters. Increasing client and consumer demands relating to sustainability also can result in increased costs for our food and support services segment. We have two main types of contracts in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our food and support services revenue in fiscal 2019 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our revenue or profit at the facility, typically contingent on certain future events. If revenue does not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our revenue and results of operations. For example, during the most recent economic downturn, certain of our business & industry clients curtailed their employees' use of catering, which had a negative effect on our revenue and profits.
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
Possible future acquisitions also could result in the incurrence of additional contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If the goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down the asset to its fair value. For example, in connection with the Avendra and AmeriPride acquisitions, we recorded aggregate goodwill of $895.7 million.

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
Food safety is a top priority for us and we dedicate substantial resources to ensuring that our consumers enjoy safe, quality food products. Claims of illness or injury relating to food quality, food handling or allergens are common in the food service industry, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our revenue. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw materials costs.
Laws and governmental regulations relating to food and beverages may subject us to significant liability.
The laws and regulations relating to each of our food and support services segments are numerous and complex. A variety of laws and regulations at various governmental levels relating to the handling, preparation, transportation and serving of food (including, in some cases, requirements relating to the temperature of food). In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance or expose us to liabilities.
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
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety, labeling and sanitation laws, governmentally funded entitlement programs and cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-

corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, such as the European Union General Data Protection Regulation and California Consumer Privacy Act, and alcohol licensing and service laws.
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
Changes in, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contracts and contract terms and may reduce our revenue or profits.
A portion of our revenue, estimated to be approximately 13% in fiscal 2019, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits and monitoring, permitting and recordkeeping requirements.
We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations, including some national parks. Certain of these storage tank systems also are subject to performance standards and periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. In the course of our business, we may be subject to penalties and fines and reputational harm for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events.
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
A significant portion of our revenue is derived from international business. During fiscal 2019, approximately 23% of our revenue was generated outside of the United States. We currently have a presence in 18 countries outside of the United States with approximately 118,600 personnel. We also provide our services on a more limited basis in several additional countries. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters; cybersecurity and data protection laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. For example, in June 2016, the United Kingdom voted to leave the European Union ("Brexit"). Aramark has operated in the United Kingdom since 1972 and employs approximately 10,000 employees there today. While our operations in the United Kingdom do not represent a significant portion of our revenue, the United Kingdom's departure from the European Union could have a negative effect on our business there if Brexit results in a slow down of the local economy or employment environment. As a country, the United Kingdom imports half of its food supply, and any change in tariffs, customs or tax would impact our supply chain. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
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
Approximately 43,000 employees in our North America operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
We may incur significant liability as a result of our participation in multiemployer defined benefit pension plans.
A number of our locations operate under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multiemployer defined benefit pension plans. As a contributing employer to such plans, should we trigger either a “complete” or a “partial withdrawal,” we would be subject to withdrawal liability (or partial withdrawal liability) for our proportionate share of any unfunded vested benefits. In addition, if a multiemployer defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if another participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of certain of the plans to which we contribute has deteriorated in the recent past and continues to deteriorate and we proactively monitor the financial status of these and the other multiemployer defined benefit pension plans in which we participate. In addition, any increased funding obligations for underfunded multiemployer defined benefit pension plans could have an adverse financial impact on us.
Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States. Insolvency experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. United States foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
In fiscal 2019, one distributor distributed approximately 48% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.
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
From time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us. We also regularly hire a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers, including difficulties caused by immigration policies, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that two-thirds of our food and support services segments' revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Our business is contract intensive and may lead to client disputes.
Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations and, for certain government contracts, regulations governing our cost determinations, may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect revenue and operating results. While we do not believe any reviews, audits or other such matters should result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes large volumes of employee, client and third party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity, and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, client protection, litigation, lost revenue or the failure to retain or attract clients following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms, or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business, and reputation.
We are subject to numerous laws and regulations in the U.S. and internationally as well as contractual obligations and other security standards, each designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, such as the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018, and the California Consumer Privacy Act of 2018 (the "CCPA"), which is scheduled to take effect on January 1, 2020. A failure to comply with the GDPR could result in fines of up to 4% of annual global revenue. The CCPA provides for significant statutory fines and creates a private right of action for certain data breaches. Because we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. These laws, regulations and obligations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate. Other jurisdictions, including other states in the U.S., have enacted or are enacting similar data protection laws, and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
Failure to maintain effective internal controls could adversely affect our business and stock price.
Our management is responsible for establishing and maintaining effective internal control over financial reporting, the effectiveness of which is evaluated based upon criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 27, 2019, our outstanding indebtedness was $6,682.2 million. We had additional availability of $897.8 million under our revolving credit facilities as of that date.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our Credit Agreement provides for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
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
The trading price of our common stock, as reported by the NYSE, could fluctuate due to a number of factors such as those listed in “—Risks Related to Our Business” and include, but are not limited to, the following, some of which are beyond our control:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, divestitures, joint marketing relationships, joint ventures or capital commitments;

•	announcements by third parties of significant claims or proceedings against us;

•	future sales of our common stock;

•	general domestic and international economic conditions; and

•	unexpected and sudden changes in senior management.

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

Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. Our principal real estate is primarily comprised of Uniform facilities. As of September 27, 2019, we operated 404 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages, shared service centers and administrative offices that are located in 43 states, Mexico, Canada and Puerto Rico. Of these, approximately 51% are leased and approximately 49% are owned. We own six buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 134 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own a distribution center, one office and seven other properties and lease 74 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 27, 2019.
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
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 26, 2019 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	64	Chief Executive Officer	2019
Stephen P. Bramlage, Jr.	49	Executive Vice President and Chief Financial Officer	2015
Lynn B. McKee	64	Executive Vice President, Human Resources	1980
Lauren A. Harrington	44	Senior Vice President and General Counsel	2006
Keith Bethel	52	Chief Growth Officer	1991
Marc A. Bruno	48	Chief Operating Office, U.S. Food and Facilities	1993
John J. Zillmer was appointed Chief Executive Officer and a member of the Board in October 2019. Prior to joining us, Mr. Zillmer served as Chief Executive Officer and Executive Chairman of Univar from 2009 to 2012. Prior to that, he served as Chairman and Chief Executive Officer of Allied Waste Industries from 2005 to 2008 and various positions at Aramark, including Vice President of Operating Systems, Regional Vice President, Area Vice President, Executive Vice President Business Dining Services, President of Business Services Group, President of International and President of Global Food and Support Services, from 1986 to 2005. Mr. Zillmer serves on the board of directors as Non-Executive Chairman of CSX Corporation, as well as board of directors of Veritiv Corporation and Ecolab, Inc. Mr. Zillmer was formerly on the board of directors of Performance Food Group (PFG) Company, Inc. and Reynolds American Inc.
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
Lauren A. Harrington was appointed Senior Vice President and General Counsel in March 2019. From August 2009 to March 2019, Ms. Harrington served as Vice President and Associate General Counsel and from May 2006 to August 2009, she served as Assistant General Counsel. Before joining us, Ms. Harrington was an Associate at WilmerHale LLP.
Keith Bethel was appointed Chief Growth Officer in October 2016. From June 2016 to September 2016, Mr. Bethel served as Executive Vice President, Growth for Facilities, Healthcare and Higher Education, and from October 2013 to May 2016, he served as Executive Vice President, Growth for Higher Education. From February 2011 to October 2013, Mr. Bethel served as Regional Vice President, East for Higher Education. Prior to that, he served as Vice President, Compliance for K-12 from 2009 to 2011 and various other positions for our Healthcare Group, including Vice President Operations, District Manager, General Manager, Assistant Director, Retail Manager and Catering Manager, from 1991 to 2009.
Marc A. Bruno was appointed Chief Operating Officer, U.S. Food and Facilities on November 19, 2019.  From 2018 to November 2019, Mr. Bruno served as Chief Operating Officer, Sports, Leisure, Corrections, Facilities and K-12.  From 2014 to 2018, Mr. Bruno served as Chief Operating Officer, Sports, Leisure and Corrections.  From 2008 to 2014, he served as President, Sports and Entertainment, and prior to that he served in various other positions within our food and support services business from 1993 to 2008.  Mr. Bruno serves on the board of directors of United Rentals Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “ARMK.” Prior to that date, there was no public market for our common stock. As of November 22, 2019, there were approximately 1,021 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from October 3, 2014, the last trading day of fiscal 2014, through September 27, 2019 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on October 3, 2014 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	October 3, 2014	October 2, 2015	September 30, 2016	September 29, 2017	September 28, 2018	September 27, 2019
Aramark	$100.0	$116.6	$143.8	$153.6	$162.7	$162.7
S&P 500	$100.0	$102.9	$110.2	$128.0	$148.1	$150.5
Dow Jones Consumer Non-Cyclical Index	$100.0	$115.2	$117.9	$131.8	$169.9	$171.7
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 27, 2019 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by the Company in the fourth fiscal quarter ended September 27, 2019.

Item 6.    Selected Financial Data
The following table presents selected consolidated financial data. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors sections, each included elsewhere in this Annual Report on Form 10-K.

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2019(2)(3)	2018(3)(4)	2017(4)	2016(4)	2015(4)
Income Statement Data:
Revenue	$16,227.3	$15,789.6	$14,604.4	$14,415.8	$14,329.1
Depreciation and amortization	592.6	596.2	508.2	495.8	504.0
Operating income	891.2	818.4	801.6	741.4	625.2
Interest and Other Financing Costs, net	335.0	346.6	280.9	310.5	283.2
Net income(5)	448.5	568.4	374.2	288.2	237.0
Net income attributable to Aramark stockholders(5)	448.5	567.9	373.9	287.8	235.9
Basic earnings per share attributable to Aramark stockholders(5)	$1.82	$2.31	$1.53	$1.19	$0.99
Diluted earnings per share attributable to Aramark stockholders(5)	$1.78	$2.24	$1.49	$1.16	$0.96
Cash dividends declared per common share	$0.44	$0.43	$0.41	$0.39	$0.35
Balance Sheet Data (at period end):
Total Assets	$13,736.3	$13,720.1	$11,006.2	$10,582.1	$10,196.4
Long-Term Borrowings	6,612.2	7,213.1	5,190.3	5,223.5	5,184.6
Stockholders' Equity	3,320.0	3,029.6	2,459.1	2,161.0	1,883.4

(1)
Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2019, 2018, 2017, 2016 and 2015 refer to the fiscal years ended September 27, 2019, September 28, 2018, September 29, 2017, September 30, 2016 and October 2, 2015, respectively. All periods presented were fifty-two week years.

(2)
Includes impact of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, and the sale of our Healthcare Technologies business in the first quarter of fiscal 2019 (see Notes 7 and 2, respectively, to the audited consolidated financial statements).

(3)	Includes impact of the acquisitions of Avendra and AmeriPride. To finance these acquisitions, we entered into a U.S. dollar denominated term loan due 2025 and issued 5.000% Senior Notes due 2028.

(4)
Operating income and Interest and Other Financing Costs, net were restated to reflect the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (see Note 1 to the audited consolidated financial statements).

(5)
In fiscal 2018, the federal statutory income tax rate decreased from 35.0% to 21.0% through the passage of the "Tax Cuts and Jobs Act." This resulted in a non cash tax benefit of approximately $237.8 million recorded in fiscal 2018 to the provision (benefit) for income taxes on the Consolidated Statements of Income.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company, "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 27, 2019 and September 28, 2018 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the fiscal year ended September 28, 2018 compared to the fiscal year ended September 29, 2017 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2018 Compared to Fiscal 2017 and - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended September 28, 2018 with the Securities and Exchange Commission ("SEC") on November 21, 2018.
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

•
Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom, and in a majority of these countries we are one of the leading food and/or facility services providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.

•
Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Canada, Puerto Rico and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.

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
During fiscal 2018, we acquired Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 to the audited consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and AmeriPride acquisitions. Our earnings have been impacted and we expect to continue to be impacted for some period following the closings as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we have incurred $92 million of charges and expect to incur approximately $25 million to $30 million of additional charges over the next 12 months.
In the second quarter of fiscal 2018, we launched the next phase of our program related to food, labor and selling and general administrative initiatives to generate additional cost savings. These initiatives include a reduction in headcount through reorganization and integration. Efforts related to this phase have resulted in charges of approximately $46 million during fiscal 2019, which includes $8.2 million for the relocation of our headquarters facility. The Company completed this cost savings phase as of September 27, 2019.
On August 26, 2019, we announced that Eric J. Foss stepped down from his role as Chairman, President and Chief Executive Officer, effective as of August 25, 2019. We recognized $12.1 million of charges related to his separation from us, of which $10.4 million related to cash compensation. These amounts are expected to be paid through fiscal 2021.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the audited Consolidated Statements of Income for the fiscal year ended September 27, 2019. We evaluated the business under the rules for discontinued operations and concluded it did not meet all of the criteria required.
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
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2019, approximately two-thirds of our FSS United States and FSS International segment revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2019, approximately one-third of our FSS United States and FSS International segment revenue was derived from client interest contracts.
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
Costs and Expenses
Our costs and expenses are comprised of cost of services provided, depreciation and amortization and selling and general corporate expenses. Cost of services provided consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Depreciation and amortization expenses mainly relate to assets used in generating revenue. Selling and general corporate expenses include sales commissions, share-based compensation and other unallocated costs related to administrative functions including finance, legal, human resources and information technology.

Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.
Provision for Income Taxes
The provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. Both the fiscal 2019 and fiscal 2018 income tax provisions were impacted by U.S. tax reform enacted in the "Tax Cuts and Jobs Act" (see Note 9 to the audited consolidated financial statements). Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 27, 2019 and September 28, 2018 are both fifty-two week periods.

Results of Operations
Fiscal 2019 Compared to Fiscal 2018
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2019 and 2018 (dollars in millions).

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	$	%
Revenue	$16,227.3	$15,789.6	$437.7	3%
Costs and Expenses:
Cost of services provided	14,532.7	13,997.9	534.8	4%
Other operating expenses	959.7	973.3	(13.6)	(1)%
Gain on sale of Healthcare Technologies	(156.3)	—	(156.3)	—%
	15,336.1	14,971.2	364.9	2%
Operating income	891.2	818.4	72.8	9%
Interest and Other Financing Costs, net	335.0	346.6	(11.6)	(3)%
Income Before Income Taxes	556.2	471.8	84.4	18%
Provision (Benefit) for Income Taxes	107.7	(96.6)	204.3	(212)%
Net income	$448.5	$568.4	$(119.9)	(21)%

	Fiscal Year Ended
Revenue by Segment(1)	September 27, 2019	September 28, 2018	$	%
FSS United States	$9,898.6	$10,137.8	$(239.2)	(2%)
FSS International	3,742.9	3,655.8	87.1	2%
Uniform	2,585.8	1,996.0	589.8	30%
	$16,227.3	$15,789.6	$437.7	3%

	Fiscal Year Ended
Operating Income by Segment(1)	September 27, 2019	September 28, 2018	$	%
FSS United States	$716.8	$682.7	$34.1	5%
FSS International	142.7	142.2	0.5	—%
Uniform	191.3	181.4	9.9	5%
Corporate	(159.6)	(187.9)	28.3	(15%)
	$891.2	$818.4	$72.8	9%
(1) As a percentage of total revenue, FSS United States represented 61% and 64%, FSS International represented 23% and 23% and Uniform represented 16% and 13% for fiscal 2019 and fiscal 2018, respectively. The fiscal 2019 percentages were impacted by the adoption of Accounting Standards Codification ("ASC") 606 (see Note 7 to the audited consolidated financial statements). Revenue and operating income in fiscal 2019 for the FSS United States segment were also impacted by the sale of HCT in the first quarter of fiscal 2019 (see Note 2 to the audited consolidated financial statements). Fiscal 2018 operating income was impacted by the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (see Note 1 to the audited consolidated financial statements).
Consolidated Overview
Revenue increased by approximately 3% during fiscal 2019 compared to the prior year period. The increase was attributable to:

•	growth in our FSS International segment (approximately 2%) and our Uniform segment (approximately 1%);

•	growth in the Sports, Leisure & Corrections sector in our FSS United States segment (approximately 1%);

•
the adoption of the new revenue recognition standard mainly from certain fees previously recognized as a reduction to “Cost of services provided,” that are now recognized in “Revenue" in our Uniform segment (approximately 2%); and

•	growth due to the Avendra and AmeriPride acquisitions (approximately 1%); which more than offset

•	the effect of the divestiture of HCT (approximately -2%); and

•	the negative impact of foreign currency translation (approximately -2%).

The following table presents the cost of services provided by segment and as a percent of revenue for the fiscal years ended September 27, 2019 and September 28, 2018.

	Fiscal Year Ended
	September 27, 2019		September 28, 2018
Cost of services provided	$	% of Revenue	$	% of Revenue
FSS United States	$8,851.5	89%	$8,956.9	88%
FSS International	3,517.1	94%	3,428.8	94%
Uniform	2,164.1	84%	1,612.2	81%
	$14,532.7	90%	$13,997.9	89%
The following table presents the percentages attributable to the components in cost of services provided for fiscal 2019 and fiscal 2018.

	Fiscal Year Ended
Cost of services provided components	September 27, 2019	September 28, 2018
Food and support service costs	28%	26%
Personnel costs	47%	47%
Other direct costs	25%	27%
	100%	100%
Operating income increased by approximately $72.8 million during fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•	an increase in profit related to the acquisitions of Avendra and AmeriPride and lower merger and integration costs (approximately $41.1 million);

•
a decrease in share-based compensation expense primarily related to an increase in the prior year actual and expected attainment percentages related to the fiscal 2016 and fiscal 2017 Performance Stock Unit ("PSU") grants, respectively, and a decrease in the actual and expected attainment percentages in the current year related to the fiscal 2017 and fiscal 2018 PSU grants, respectively, (approximately $33.0 million);

•	lower severance and consulting costs related to streamlining initiatives (approximately $22.2 million);

•
an increase in profit in the Sports, Leisure and Corrections sector in our FSS United States segment, including income relating to the recovery of our investment (possessory interest) at one of the National Park Service ("NPS") sites (approximately $16.2 million); partially offset by

•
higher personnel costs, including employee incentive expenses related to the annual bonus (approximately $87.6 million) and employer retirement matching contributions (approximately $12.4 million) and expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $74.9 million);

•	profit decline in the Business & Industry sector and from the divestiture of HCT (approximately $30.2 million);

•	charges related to certain legal settlements (approximately $27.9 million);

•	non cash impairment charges related to various assets (approximately $14.8 million);

•	cash compensation charges related to the retirement of our former chief executive officer (approximately $10.4 million);

•	closing costs mainly related to customer contracts within our FSS International segment (approximately $10.3 million); and

•	advisory, legal and other professional fees related to the Mantle Ridge Group (approximately $7.7 million).
Interest and Other Financing Costs, net, decreased 3% during fiscal 2019 compared to the prior year period. The decrease for fiscal 2019 was primarily due to lower refinancing activity expenses compared to fiscal 2018 of $15.6 million and an increase in favorable returns on our interest rate swaps of $11.7 million, partially offset by higher borrowings from the financing in fiscal 2018 for the Avendra and AmeriPride acquisitions.

The effective income tax rate for fiscal 2019 was 19.4% compared to (20.5)% in the prior year. The increase in the effective tax rate in fiscal 2019 was driven by prior year one-time benefits resulting from a reduction in the U.S. federal statutory rate from 35% to 21% and the re-measurement of our deferred tax assets and liabilities as a result of the “Tax Cuts and Jobs Act." A non cash benefit of approximately $237.8 million was recorded to the provision (benefit) for income taxes for fiscal 2018 in the Consolidated Statements of Income as a result of U.S. tax reform, the impact of certain permanently reinvested foreign earnings and certain other tax adjustments. The effective tax rate for fiscal 2019 also includes a tax benefit of approximately $10.4 million, mainly as a result of U.S. tax reform (see Note 9 to the audited consolidated financial statements) and a $17 million tax provision related to the sale of HCT (see Note 2 to the audited consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and are aggregated into a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	September 27, 2019	September 28, 2018%
Business & Industry	$1,587.0	$1,550.6	2%
Education	3,228.8	3,239.6	—%
Healthcare	933.5	1,292.1	(28)%
Sports, Leisure & Corrections	2,557.5	2,445.1	5%
Facilities & Other	1,591.8	1,610.4	(1)%
	$9,898.6	$10,137.8	(2)%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue decreased by approximately 2% during fiscal 2019 compared to the prior year period. The decrease was attributable to:

•	a decrease in Healthcare sector revenue resulting from the divestiture of HCT (approximately -29% of Healthcare sector); and

•	a decrease in Facilities & Other sector revenue resulting from a decline in base business within our facilities business; which more than offset

•	an increase in Sports, Leisure & Corrections sector revenue resulting from new business and base business growth in stadiums and arenas; and

•	an increase in Business & Industry sector revenue resulting from new business and base business growth.
Operating income increased by approximately $34.1 million during fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	a gain from the divestiture of the HCT business (approximately $156.3 million);

•
an increase in profit in the Sports, Leisure and Corrections sector, including income relating to the recovery of our investment (possessory interest) at one of the NPS sites (approximately $16.2 million);

•	lower severance charges related to streamlining initiatives (approximately $9.3 million); and

•	an increase in profit related to the acquisition of Avendra and lower merger and integration costs (approximately $7.9 million); which more than offset

•
higher personnel costs, including employee incentive expenses related to the annual bonus (approximately $45.0 million) and employer retirement matching contributions (approximately $7.8 million) and expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $58.7 million);

•	profit decline in the Business & Industry sector and from the divestiture of HCT (approximately $30.2 million);

•	charges related to certain legal settlements (approximately $11.1 million); and

•	non cash impairment charges related to various assets ($11.1 million).
Revenue and operating income were both negatively impacted during fiscal 2018 by natural disasters, specifically the wildfires at Yosemite National Park. The impact to the FSS United States segment was an approximate $28 million decline in revenue and an approximate $9 million decline in operating income, which includes $5 million of recoveries under our insurance program.
FSS International Segment
FSS International segment revenue increased by approximately 2% during fiscal 2019 compared to the prior year period. The increase was attributable to:

•	revenue growth across all regions; partially offset by

•	the negative impact of foreign currency translation (approximately 7%).
During fiscal 2019, the consolidation of a joint venture contributed approximately 1% revenue growth.
Operating income increased by approximately $0.5 million during fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	profit growth in Germany, Canada, China, South America and our 50% joint venture ownership in AIM Services Co. Ltd. in Japan;

•	prior year charges related to a joint venture partner liquidation and related acquisition (approximately $7.5 million); and

•	lower severance costs related to streamlining initiatives (approximately $4.3 million); partially offset by

•	higher personnel costs, including employee incentive expenses related to the annual bonus (approximately $24.4 million);

•	closing costs mainly related to customer contracts (approximately $10.3 million); and

•	the negative impact of foreign currency translation (approximately $3.4 million).
Uniform Segment
Uniform segment revenue increased by approximately 30% during fiscal 2019 compared to the prior year period. The increase was primarily from the adoption of the new revenue recognition standard mainly from certain fees previously recognized as a reduction to “Cost of services provided” that are now recognized in “Revenue” (approximately 19%) and growth within our uniform rental business. The acquisition of AmeriPride contributed approximately 8% to revenue growth in fiscal 2019.
Operating income increased by approximately $9.9 million during fiscal 2019 compared to the prior year period. The increase in operating income was attributable to:

•	profit growth related to the acquisition of AmeriPride and our legacy uniform rental business;

•	lower merger and integration related costs from the AmeriPride acquisition (approximately $8.0 million); and

•	a prior year environmental reserve related to a reassessment of the monitoring period of respective sites (approximately $5.0 million); which more than offset

•
higher personnel costs, including employee incentive expenses related to the annual bonus ($13.6 million) and employer retirement matching contributions (approximately $4.7 million) and expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $14.4 million);

•	charges related to certain legal settlements (approximately $5.1 million);

•	non cash impairment charges (approximately $3.7 million); and

•	income received in fiscal 2018 as a result of favorable loss experience in older insurance years under our casualty insurance program (approximately $3.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $28.3 million during fiscal 2019 compared to the prior year period. The decrease was attributable to:

•
a decrease in share-based compensation expense primarily related to an increase in the prior year actual and expected attainment percentages related to the fiscal 2016 and fiscal 2017 PSU grants, respectively, and a decrease in the actual and expected attainment percentages in the current year related to the fiscal 2017 and fiscal 2018 PSU grants, respectively, (approximately $33.0 million);

•	lower acquisition related costs from the Avendra and AmeriPride acquisitions (approximately $25.3 million); and

•	lower consulting costs (approximately $5.8 million); partially offset by

•	charges related to certain legal settlements (approximately $11.7 million);

•	cash compensation charges related to the retirement of our former chief executive officer (approximately $10.4 million);

•	advisory, legal and other professional fees related to the Mantle Ridge Group (approximately $7.7 million);

•	banker fees related to the divestiture of HCT (approximately $6.1 million);

•
higher personnel costs, including employee incentive expenses related to the annual bonus (approximately $4.6 million) and expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million); and

•	the change in fair value of certain gasoline and diesel agreements (a loss of approximately $5.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of September 27, 2019, we had $246.6 million of cash and cash equivalents and approximately $897.8 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid geographies where we have operations. As of September 27, 2019, there was approximately $881.9 million of outstanding foreign currency borrowings.
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
On February 5, 2019, we announced as a result of tax savings from U.S. tax reform that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We funded a majority of these investments during fiscal 2019, of which $62.5 million was paid in special recognition awards and employee training programs. We have $12.4 million of accrued retirement contributions in the audited Consolidated Balance Sheets as of September 27, 2019, which are expected to be paid during the first quarter of fiscal 2020. We expect to spend approximately $10 million during fiscal 2020 related to the investment in our workforce.
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$984.2	$1,051.9
Net cash used in investing activities	(209.5)	(2,865.3)
Net cash provided by (used in) financing activities	(734.9)	1,794.2
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
During fiscal 2019, as discussed in "Results of Operations" above, net income and non cash charges decreased during fiscal 2019 compared to fiscal 2018. Fiscal 2019 was impacted by the gain from the divestiture of the HCT business of approximately $139.2 million, partially offset by $74.9 million of employee reinvestments from U.S. tax reform. Fiscal 2018 includes the non cash benefit of approximately $237.8 million recorded to the provision (benefit) to income taxes. The decrease in cash flows provided by operating activities was partially offset by the favorable change in operating assets and liabilities ($173.2 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were a source of cash in fiscal 2019 compared to a use of cash in fiscal 2018 primarily due to higher accruals related to the annual bonus, legal settlements and payroll and benefits and the timing of deferred income and one-time payments made during fiscal 2018 for certain liabilities assumed related to the Avendra and AmeriPride acquisitions, partially offset by the timing of insurance and interest payments;

•	Prepayments were a greater use of cash due to the timing of income tax payments; and

•	Accounts receivable were a greater use of cash due to the timing of collections and revenue growth.
During fiscal 2019, we paid approximately $62.5 million of special recognition awards and employee training costs funded by benefits from U.S. tax reform. The Company also received income of approximately $14.6 million related to favorable loss experience in older insurance years under our casualty insurance program. We received approximately $18.9 million of comparable proceeds under our casualty insurance program during fiscal 2018. During fiscal 2018, we incurred approximately $58.2 million of acquisition related costs related to Avendra and AmeriPride. As a result of the adoption of the new revenue recognition standard in the first quarter of fiscal 2019, certain payments made to our clients, previously included within "Purchases of property and equipment and other" in Cash Flows Used in Investing Activities, are now included within "Payments made to clients on contracts" in Cash Flows Provided by Operating Activities. These client payments were approximately $40.1 million during fiscal 2019. The "Changes in other assets" caption was a greater use of cash during fiscal 2019 mainly from the change in our 50% ownership interest in AIM Services Co., Ltd., as cash distributions received were higher during fiscal 2018 by $25.2 million. The "Other operating activities" caption in both periods reflects adjustments to net income related to non-operating gains and losses.
Cash Flows Used in Investing Activities
The decrease in net cash flows used in investing activities during fiscal 2019 compared to fiscal 2018 relates primarily to the proceeds from the sale of HCT in the first quarter of fiscal 2019 of $293.7 million, lower levels of capital expenditures and lower spending for acquisitions for fiscal 2019 compared to fiscal 2018, which included the Avendra and AmeriPride acquisitions. The "Proceeds from governmental agencies related to property and equipment" caption includes $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the NPS sites within our Sports, Leisure & Corrections sector and $6.8 million of proceeds from government grants related to our new headquarters.
Cash Flows Provided by (Used In) Financing Activities
During fiscal 2019, cash used by financing activities was impacted by $500.0 million of optional prepayments on term loans borrowings, of which $200.0 million was from the proceeds of the HCT divestiture.
During fiscal 2018, cash provided by financing activities was impacted by the following:

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
On August 6, 2019, the Board of Directors authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022. We may utilize various methods to effect repurchases of our common stock under the repurchase program, which could include open market repurchases, privately negotiated transactions, block transactions, accelerated share repurchase or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. Repurchases will be made based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program may be suspended or discontinued at any time.
During fiscal 2017, the Board of Directors authorized a share repurchase program providing for purchases of up to $250.0 million of Aramark common stock, which expired February 1, 2019. During fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million under this program. During fiscal 2018, we completed a repurchase of 0.6 million shares of our common stock for $24.4 million.
The "Other financing activities" caption also reflects a use of cash during fiscal 2019 and fiscal 2018, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 27, 2019, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income (loss) of ASI. and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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
The following is a reconciliation of net income attributable to ASI stockholder, which is a U.S. GAAP measure of Aramark Services, Inc.'s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

	Fiscal Year Ended
(in millions)	September 27, 2019	September 28, 2018
Net income attributable to ASI stockholder	$448.5	$567.9
Interest and other financing costs, net	335.0	346.5
Provision (Benefit) for income taxes	107.7	(96.6)
Depreciation and amortization	592.6	596.2
Share-based compensation expense(1)	55.3	88.3
Unusual or non-recurring (gains)/losses(2)	(156.3)	—
Pro forma EBITDA for equity method investees(3)	8.1	15.2
Pro forma EBITDA for certain transactions(4)	21.5	58.6
Other(5)	253.5	151.7
Covenant Adjusted EBITDA	$1,665.9	$1,727.8

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 11 to the audited consolidated financial statements).

(2)	Represents the gain from the divestiture of HCT.

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

(5)
"Other" for the twelve months ended September 27, 2019 and September 28, 2018, respectively, includes expenses related to merger and integration related charges ($36.1 million and $78.1 million), adjustments to remove the impact attributable to the adoption of certain new accounting standards, including Accounting Standards Codification 606, Revenue from Contracts with Customers, in accordance with the Credit Agreement and indentures ($23.7 million and $7.7 million), organizational streamlining initiatives ($18.7 million and $36.6 million), duplicate rent charges, moving costs, opening costs to build out and ready the Company's new headquarters while occupying its then existing headquarters and closing costs ($8.2 million and $7.7 million), the impact of hyperinflation in Argentina ($4.9 million and $3.8 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.7 million loss and $0.2 million gain) and other miscellaneous expenses. "Other" for the twelve months ended September 27, 2019 also includes compensation expense for employee reinvestments funded by benefits from U.S. tax reform ($74.9 million), charges related to certain legal settlements ($27.9 million), non cash impairment charges ($14.8 million), cash compensation charges associated with the retirement of the Company's former chief executive officer ($10.4 million), closing costs mainly related to customer contracts ($8.5 million), advisory fees related to shareholder matters ($7.7 million), banker fees and other charges related to the sale of HCT ($7.7 million) and settlement charges related to exiting a joint venture arrangement ($4.5 million). "Other" for the twelve months ended September 28, 2018 also includes property and other asset write-downs related to a joint venture liquidation and acquisition ($7.5 million) and certain environmental charges ($5.0 million).

Our covenant requirements and actual ratios for the fiscal year ended September 27, 2019 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	1.78x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	5.02x

(1)
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term Loan B, which lenders do not benefit from the maximum Consolidated Secured Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

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

The following table summarizes our future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 27, 2019 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 27, 2019	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$6,571,716	$38,607	$92,211	$2,169,447	$4,271,451
Capital lease obligations	148,754	31,321	50,420	30,814	36,199
Estimated interest payments(2)	1,473,800	237,200	478,100	471,500	287,000
Operating leases and other noncancelable commitments	527,562	101,061	131,673	80,010	214,818
Purchase obligations(3)	595,289	248,926	158,449	63,031	124,883
Other liabilities(4)	270,100	58,800	32,000	14,000	165,300
	$9,587,221	$715,915	$942,853	$2,828,802	$5,099,651

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 27, 2019	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$110,052	$110,052	$—	$—	$—

(1)	Excludes the $48.3 million reduction to long-term borrowings from debt issuance costs and the increase of $10.0 million from the premium on the 5.125% Senior Notes due 2024.

(2)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at September 27, 2019 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2020 through 2025 is $6,496.2 million, $6,460.4 million, $6,414.7 million, $6,195.8 million, $4,956.9 million and $2,976.1 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2020 through 2025 is 3.65%, 3.67%, 3.75%, 4.04%, 4.46% and 4.59%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).

(3)	Represents commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.

(4)	Includes certain unfunded employee retirement, legal settlement, CEO retirement and severance related obligations.
During the first quarter of fiscal 2019, we extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan A-1 due 2023 and Euro Term Loan due 2022 to October 1, 2023 (see Note 5 to the audited consolidated financial statements).
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 27, 2019, we have gross uncertain tax liabilities of $36.3 million (see Note 9 to the audited consolidated financial statements). During fiscal 2019, we made contributions totaling $10.5 million into our defined benefit pension plans and benefit payments and settlements of $21.5 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2020 are $4.1 million and estimated benefit payments out of these plans in fiscal 2020 are $13.6 million (see Note 8 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million, which expires in May 2021. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and the maximum amount available by $100.0 million from October through March. As of September 27, 2019, there were no borrowings outstanding under the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. In fiscal 2019, we began insuring portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulation in its jurisdiction of domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of year-end. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of September 27, 2019, cash and cash equivalents at the Captive was $50.4 million.
We are self-insured for a limited portion of the risk retained under our general liability, automobile liability and workers’ compensation insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in this Annual Report. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. During the first quarter of fiscal 2019, we adopted the new accounting standard related to revenue recognition. See Notes 1 and 7 to our audited consolidated financial statements for our revenue recognition policy and the impact of adoption of the new accounting standard.
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
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2019, we performed an impairment test for goodwill for each of our reporting units using a qualitative testing approach, except for one reporting unit which was tested using the quantitative approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired. The fair value of the reporting unit in our FSS International segment for which goodwill was tested using the quantitative approach has a goodwill balance of $282.3 million and a fair value that exceeded its carrying value by approximately 22% in fiscal 2019.
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
During fiscal 2019, the Company recorded non cash impairment charges of approximately $14.8 million.
Litigation and Claims
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our businesses, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breach of contractual and other obligations. We consider the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, we consider, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	whether there is available insurance; and

•	advice of counsel.
During fiscal 2019, the Company recorded certain legal settlements of approximately $27.9 million.
Allowance for Doubtful Accounts
We encounter risks associated with revenue and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, we analyze the creditworthiness of specific customers, aging of customer balances, general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector and the automotive industry, the airline and financial services industries, and contractual rights and obligations. The accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.
As of September 27, 2019 and September 28, 2018, the Company's allowance for doubtful accounts was approximately $49.6 million and $52.7 million, respectively.
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
As of September 27, 2019 and September 28, 2018, the Company's reserve for inventory obsolescence was approximately $23.6 million and $21.5 million, respectively.

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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 27, 2019 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 27, 2019. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 27, 2019	2020	2021		2022	2023	2024	Thereafter	Total	Fair Value
Debt:
Fixed rate	$31	$31		$20	$14	$917	$2,641	$3,654	$3,782
Average interest rate	5.0%	5.0%		5.0%	5.0%	5.1%	4.7%	4.8%
Variable rate	$39	$39	(a)	$53	$80	$1,190	$1,665	$3,066	$3,069
Average interest rate	3.1%	2.4%		2.4%	2.4%	3.7%	4.1%	3.8%
Interest Rate Swaps:
Receive variable/pay fixed	$425	$250		$327	$1,550	$—	$—	$2,552	$(43)
Average pay rate	2.2%	2.5%		2.0%	2.1%	—%	—%
Average receive rate	2.1%	2.1%		1.6%	2.1%	—%	—%

(a)	As of September 27, 2019, there were no borrowings outstanding under the Receivables Facility due 2021.
As of September 27, 2019, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €72.6 million, CAD 30.0 million and £7.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 27, 2019, the fair value of these foreign exchange contracts is $0.1 million, which is included in "Prepayments and Other Current Assets" in our Consolidated Balance Sheets.
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 27, 2019, the Company has contracts for approximately 18.6 million gallons outstanding through fiscal 2020. As of September 27, 2019, the fair value of the Company’s gasoline and diesel fuel hedge agreements is $0.5 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
Item 8.    Financial Statements and Supplementary Data
See Financial Statements and Schedule beginning on page S-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 27, 2019. The effectiveness of the Company's internal control over financial reporting as of September 27, 2019 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:

Opinion on Internal Control Over Financial Reporting
We have audited Aramark and subsidiaries, (the Company) internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2019 and September 28, 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017 and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 26, 2019

Item 9B. Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
We have a Business Conduct Policy that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on the Investor Relations section of our website at www.aramark.com. A copy of our Business Conduct Policy may be obtained free of charge by writing to Investor Relations, Aramark, 2400 Market Street, Philadelphia, PA 19103. Our Business Conduct Policy contains a "code of ethics," as defined in Item 406(b) of Regulation S-K. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2019.

Aramark

By:	/s/ STEPHEN P. BRAMLAGE, JR.
Name:	Stephen P. Bramlage, Jr.
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 2019.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ STEPHEN P. BRAMLAGE JR.	Executive Vice President and Chief Financial Officer
Stephen P. Bramlage, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ SUSAN CAMERON	Director
Susan Cameron

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ RICHARD W. DREILING	Director
Richard W. Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ PAUL HILAL	Director
Paul Hilal

/s/ KAREN KING	Director
Karen King

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ ART WINKLEBLACK	Director
Art Winkleblack

ARAMARK AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of September 27, 2019 and September 28, 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of September 29, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the carrying value of goodwill in one reporting unit in the FSS International segment
As discussed in Note 4 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The goodwill balance as of September 27, 2019 was $5,518.8 million. The Company performed a goodwill impairment test for each reporting unit using a qualitative approach, except for one reporting unit in the FSS International segment which was tested using the quantitative approach. The goodwill balance for that reporting unit was $282.3 million as of September 27, 2019.

We identified the assessment of the carrying value of goodwill for that reporting unit as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s impairment test, which was performed using a discounted cash flow model and included assumptions related to forecasted revenue growth rates, earnings, discount rate, and the effect of the Company’s actions to exit or plans to improve the operating performance of certain underperforming client contracts. Minor changes to these key assumptions had a significant effect on the assessment of the carrying value of the goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the key assumptions. We evaluated the Company’s forecasted revenue growth rates and earnings assumptions by comparing to external market and industry data. We compared the assumptions to the Company’s historical results to assess the Company’s ability to accurately forecast. We assessed the impact of the Company's actions to exit and likelihood of the plans to improve the operating performance of certain underperforming client contracts by comparing the assumptions to the Company’s past performance carrying out similar actions. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available third-party market data for comparable entities, and

•
developing an estimate of the reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
November 26, 2019

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018
(in thousands, except share amounts)

	September 27, 2019	September 28, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$246,643	$215,025
Receivables (less allowances: 2019 - $49,566; 2018 - $52,682)	1,806,964	1,790,433
Inventories	411,319	724,802
Prepayments and other current assets	193,461	171,165
Total current assets	2,658,387	2,901,425
Property and Equipment, at cost:
Land, buildings and improvements	947,522	901,874
Service equipment and fixtures	3,993,014	2,296,331
	4,940,536	3,198,205
Less - Accumulated depreciation	(2,758,774)	(1,820,111)
	2,181,762	1,378,094
Goodwill	5,518,800	5,610,568
Other Intangible Assets	2,033,566	2,136,844
Other Assets	1,343,806	1,693,171
	$13,736,321	$13,720,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$69,928	$30,907
Accounts payable	999,517	1,018,920
Accrued payroll and related expenses	509,617	422,299
Accrued expenses and other current liabilities	1,126,236	1,018,033
Total current liabilities	2,705,298	2,490,159
Long-Term Borrowings	6,612,239	7,213,077
Deferred Income Taxes and Other Noncurrent Liabilities	1,088,822	977,215
Redeemable Noncontrolling Interest	9,915	10,093
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2019—282,919,536 shares and 2018—279,314,297; and outstanding: 2019—247,756,091 shares and 2018—246,744,438 shares)	2,829	2,793
Capital surplus	3,236,450	3,132,421
Retained earnings	1,107,029	710,519
Accumulated other comprehensive loss	(216,965)	(91,223)
Treasury stock (shares held in treasury: 2019—35,163,445 shares and 2018—32,569,859 shares)	(809,296)	(724,952)
Total stockholders' equity	3,320,047	3,029,558
	$13,736,321	$13,720,102

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2019, SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017
(in thousands, except per share data)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Revenue	$16,227,341	$15,789,633	$14,604,412
Costs and Expenses:
Cost of services provided	14,532,662	13,997,911	12,995,403
Depreciation and amortization	592,573	596,182	508,212
Selling and general corporate expenses	367,256	377,129	299,170
Gain on sale of Healthcare Technologies	(156,309)	—	—
	15,336,182	14,971,222	13,802,785
Operating income	891,159	818,411	801,627
Interest and Other Financing Costs, net	334,987	346,535	280,985
Income Before Income Taxes	556,172	471,876	520,642
Provision (Benefit) for Income Taxes	107,706	(96,564)	146,455
Net income	448,466	568,440	374,187
Less: Net income (loss) attributable to noncontrolling interest	(83)	555	264
Net income attributable to Aramark stockholders	$448,549	$567,885	$373,923

Earnings per share attributable to Aramark stockholders:
Basic	$1.82	$2.31	$1.53
Diluted	$1.78	$2.24	$1.49
Weighted Average Shares Outstanding:
Basic	246,854	245,771	244,453
Diluted	252,010	253,352	251,557

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2019, SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017
(in thousands)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Net income	$448,466	$568,440	$374,187
Other comprehensive income (loss), net of tax:
Pension plan adjustments	(22,594)	20,647	19,992
Foreign currency translation adjustments	(34,308)	(31,253)	5,903
Cash flow hedges:
Unrealized gains (losses) arising during the period	(62,450)	39,311	19,449
Reclassification adjustments	(4,798)	3,675	10,130
Share of equity investee's comprehensive income (loss)	(1,592)	157	1,549
Other comprehensive income (loss), net of tax	(125,742)	32,537	57,023
Comprehensive income	322,724	600,977	431,210
Less: Net income (loss) attributable to noncontrolling interest	(83)	555	264
Comprehensive income attributable to Aramark stockholders	$322,807	$600,422	$430,946

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2019, SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017
(in thousands)

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income	$448,466	$568,440	$374,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592,573	596,182	508,212
Deferred income taxes	40,503	(104,289)	(37,856)
Share-based compensation expense	55,280	88,276	65,155
Net gain on sale of Healthcare Technologies	(139,165)	—	—
Changes in operating assets and liabilities:
Accounts Receivable	(78,771)	(45,891)	(111,423)
Inventories	(49,732)	(40,187)	(21,147)
Prepayments and Other Current Assets	(37,854)	42,450	95,536
Accounts Payable	17,680	26,658	93,965
Accrued Expenses	193,532	(111,386)	26,804
Payments made to clients on contracts (see Note 7)	(40,073)	—	—
Changes in other noncurrent liabilities	18,904	1,576	31,959
Changes in other assets	(41,436)	(2,225)	(9,342)
Other operating activities	4,320	32,271	36,776
Net cash provided by operating activities	984,227	1,051,875	1,052,826
Cash flows from investing activities:
Purchases of property and equipment and other	(503,090)	(628,604)	(552,729)
Disposals of property and equipment	17,871	10,491	18,906
Proceeds from divestitures	293,711	—	—
Acquisition of certain businesses, net of cash acquired
Working capital other than cash acquired	10,634	37,985	8,114
Property and equipment	(3,320)	(283,447)	(2,273)
Additions to goodwill, other intangible assets and other assets, net	(52,177)	(1,994,822)	(147,963)
Proceeds from governmental agencies related to property and equipment	23,025	—	—
Other investing activities	3,825	(6,879)	(2,539)
Net cash used in investing activities	(209,521)	(2,865,276)	(678,484)
Cash flows from financing activities:
Proceeds from long-term borrowings	77,630	3,177,313	3,851,417
Payments of long-term borrowings	(654,560)	(973,689)	(3,911,992)
Net change in funding under the Receivables Facility	—	(254,200)	(13,800)
Payments of dividends	(108,439)	(103,115)	(100,813)
Proceeds from issuance of common stock	39,087	21,507	28,779
Repurchase of common stock	(50,000)	(24,410)	(100,000)
Other financing activities	(38,610)	(49,253)	(42,277)
Net cash provided by (used in) financing activities	(734,892)	1,794,153	(288,686)
Effect of foreign exchange rates on cash and cash equivalents	(8,196)	(4,524)	561
Increase (decrease) in cash and cash equivalents	31,618	(23,772)	86,217
Cash and cash equivalents, beginning of period	215,025	238,797	152,580
Cash and cash equivalents, end of period	$246,643	$215,025	$238,797
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2019, SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2016	$2,161,006	$2,726	$2,921,725	$(33,778)	$(180,783)	$(548,884)
Adoption of new accounting standard	1,129		(8,013)	9,142
Net income attributable to Aramark stockholders	373,923			373,923
Other comprehensive income	57,023				57,023
Capital contributions from issuance of common stock	35,724	45	35,679
Share-based compensation expense	65,155		65,155
Repurchases of common stock	(132,662)					(132,662)
Payments of dividends	(102,237)			(102,237)
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	567,885			567,885
Other comprehensive income	32,537				32,537
Capital contributions from issuance of common stock	29,621	22	29,599
Share-based compensation expense	88,276		88,276
Repurchases of common stock	(43,406)					(43,406)
Payments of dividends	(104,416)			(104,416)
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	448,549			448,549
Other comprehensive loss	(125,742)				(125,742)
Capital contributions from issuance of common stock	48,785	36	48,749
Share-based compensation expense	55,280		55,280
Repurchases of common stock	(84,344)					(84,344)
Payments of dividends	(110,434)			(110,434)
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)

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

•
Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. Directly markets personalized uniforms and accessories, provides managed restroom services and rents uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 27, 2019, September 28, 2018 and September 29, 2017 were each fifty-two week periods.
New Accounting Standards Updates
Adopted Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for the Company in the first quarter of fiscal 2020. The Company early adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the consolidated financial statements, as the Company's existing interest rate hedges use LIBOR as the benchmark interest rate. The use of the Secured Overnight Financing Rate Overnight Index Swap Rate as the benchmark interest rate may be contemplated in future hedging arrangements.
In February 2018, the FASB issued an ASU which provides clarification regarding guidance related to the financial instrument standard. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the consolidated financial statements.
In May 2017, the FASB issued an ASU to clarify the determination of the customer of the operation services in a service concession arrangement. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted this standard in the first quarter of fiscal 2019, which did not have a material impact on the consolidated financial statements.
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance during the first quarter of fiscal 2019, which did not result in an impact to net income. However, certain balances, including $7.7 million and $6.4 million for the fiscal years ended September 28, 2018 and September 29, 2017, respectively, were reclassified from "Cost of services provided" to "Interest and Other Financing Costs, net" on the Consolidated Statements of Income. The Company applied the practical expedient allowing for the use of amounts disclosed in the pension footnote for prior comparative periods as an estimation basis for applying the retrospective presentation requirements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2017, the FASB issued an ASU to clarify the accounting guidance for partial sales of nonfinancial assets. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, which did not have an impact on the consolidated financial statements.
In January 2017, the FASB issued an ASU to clarify the definition of a business. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019, using the prospective method, which did not have a material impact on the consolidated financial statements.
In January 2016, the FASB issued an ASU to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee, are to be measured at fair value with the changes in fair value recognized in net income. The guidance was effective for the Company in the first quarter of fiscal 2019. The Company adopted the guidance in the first quarter of fiscal 2019. Due to the lack of readily available fair values for the Company's equity investments, other than those accounted for under the equity method of accounting, the Company elected to apply the practical expedient to measure these investments at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The guidance did not have an impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an ASU on revenue from contracts with customers which superseded most current revenue recognition guidance. The standard outlines a single comprehensive model which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the standard requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance on September 29, 2018 (the first day of fiscal 2019).
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
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The guidance related to the credit losses on financial instruments ASU is effective for the Company in the first quarter of 2021 when the related ASU is adopted, while the guidance related to the derivatives and hedging and the financial instruments ASUs are effective for the Company in the first quarter of fiscal 2020 and the first quarter of 2021, respectively. Early adoption is permitted. The Company will adopt the guidance related to derivatives and hedging in the first quarter of fiscal 2020 and does not expect a material impact on the consolidated financial statements. The Company is currently evaluating the impact of the remaining amendments of the pronouncement.
In March 2019, the FASB issued an ASU which provides clarification regarding three issues related to the lease recognition standard. The guidance is effective for the Company in the first quarter of fiscal 2020 when the lease recognition standard will be adopted. See below for further discussion regarding the impact of this standard.
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
In July 2018, the FASB issued two ASUs regarding the lease recognition standard. The guidance provides clarification on issues identified regarding the adoption of the standard, provides an additional transition method to adopt the standard and provides an additional practical expedient to lessors. The guidance is effective for the Company in the first quarter of fiscal 2020. See below for further discussion regarding the impact of this standard.
In July 2018, the FASB issued an ASU which clarifies, corrects errors in or makes minor improvements to the Accounting Standards Codification. The guidance is effective for the Company either upon issuance or in the first quarter of fiscal 2020, depending on the amendment. There was no impact on the consolidated financial statements related to the amendments that were effective upon issuance of the guidance. The Company will adopt the remaining amendments of the pronouncement in the first quarter of fiscal 2020 and does not expect a material impact on the consolidated financial statements.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance is effective for the Company in the first quarter of fiscal 2020. The Company does not expect this pronouncement to have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and to disclose key information about lease arrangements. Recognition of expense on the Consolidated Statements of Income will continue in a manner similar to current guidance. The Company will adopt this guidance using the modified retrospective approach with an adjustment to recognize lease liabilities offset by a right-of-use asset. This adjustment will be recorded at the beginning of the period of adoption in the first quarter of fiscal 2020; therefore, the Company will recognize and measure leases without revising comparative period information or disclosure.
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
The Company has substantially completed its review of lease arrangements in order to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. The Company has also implemented a new lease system in connection with the adoption of this standard. The majority of the Company's lease spend relates to certain real estate, with the remaining lease spend primarily related to vehicles and equipment. Based on its assessment, adoption of the standard is expected to result in the recognition of lease liabilities and associated right of use assets of approximately $410.0 million to $440.0 million and approximately $540.0 million and $570.0 million, respectively. The expected right of use assets include $167.0 million of long-term prepaid rent associated with certain leases at client locations. The Company does not expect adoption of the standard to significantly impact its Consolidated Statements of Income or Cash Flows.
Revenue Recognition
The Company recognizes revenue when its performance obligation is satisfied upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. In each of the Company's operating segments, revenue is recognized over time in the period in which services are provided pursuant to the terms of the Company's contractual relationships with its clients. The Company generally records revenue on food and support services contracts (both profit and loss contracts and client interest contracts) on a gross basis as the Company is the primary obligor and service provider. See Note 7 for additional information on revenue recognition.
Certain profit and loss contracts include payments to the client, typically calculated as a fixed or variable percentage of various categories of revenue and income. In some cases these contracts require minimum guaranteed payments that are contingent on certain future events. These expenses are currently recorded in “Cost of services provided.”

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from client interest contracts is generally comprised of amounts billed to clients for food, labor and other costs that the Company incurs, controls and pays for. Revenue from these contracts also includes any associated management fees, client subsidies or incentive fees based upon the Company's performance under the contract. Revenue from direct marketing activities is recognized at a point in time upon shipment. All revenue related taxes are presented on a net basis.
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. A majority of the Company’s receivables balances are based on contracts with customers.
The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, the aging of accounts receivable and its analysis of customer data. Bad debt expense is classified within “Cost of services provided.”
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (loss) (net of tax).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019			September 28, 2018			September 29, 2017
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$448,466			$568,440			$374,187
Pension plan adjustments	(29,137)	6,543	(22,594)	29,650	(9,003)	20,647	22,548	(2,556)	19,992
Foreign currency translation adjustments	(34,099)	(209)	(34,308)	(31,003)	(250)	(31,253)	5,903	—	5,903
Cash flow hedges:
Unrealized gains (losses) arising during the period	(84,392)	21,942	(62,450)	55,445	(16,134)	39,311	31,884	(12,435)	19,449
Reclassification adjustments	(6,484)	1,686	(4,798)	5,185	(1,510)	3,675	16,606	(6,476)	10,130
Share of equity investee's comprehensive income (loss)	(1,592)	—	(1,592)	157	—	157	2,383	(834)	1,549
Other comprehensive income (loss)	(155,704)	29,962	(125,742)	59,434	(26,897)	32,537	79,324	(22,301)	57,023
Comprehensive income			322,724			600,977			431,210
Less: Net income (loss) attributable to noncontrolling interest			(83)			555			264
Comprehensive income attributable to Aramark stockholders			$322,807			$600,422			$430,946

Accumulated other comprehensive loss consists of the following (in thousands):

	September 27, 2019	September 28, 2018
Pension plan adjustments	$(47,222)	$(24,628)
Foreign currency translation adjustments	(128,119)	(93,811)
Cash flow hedges	(31,056)	36,192
Share of equity investee's accumulated other comprehensive loss	(10,568)	(8,976)
	$(216,965)	$(91,223)

Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. During both fiscal 2019 and fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasured the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of approximately $4.9 million and $3.8 million during fiscal 2019 and 2018, respectively, to the Consolidated Statements of Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2019, fiscal 2018 and fiscal 2017 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
In fiscal 2019, the Company began insuring portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulation in its jurisdiction of domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of year-end. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other than for the payment of its general liability, automobile liability and workers’ compensation claims and related Captive costs. As of September 27, 2019, cash and cash equivalents at the Captive was $50.4 million.
The Company is self-insured for a limited portion of the risk retained under its general liability, automobile liability and workers’ compensation insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
Inventories are valued at the lower of cost (principally the first-in, first-out method) and net realizable value. As of September 27, 2019 and September 28, 2018, the Company's reserve for inventory obsolescence was approximately $23.6 million and $21.5 million, respectively. The inventory obsolescence reserve is determined based on history and specific identification.
The components of inventories are as follows:

	September 27, 2019	September 28, 2018
Food	54.3%	31.6%
Career apparel and linens(1)	40.5%	65.7%
Parts, supplies and novelties	5.2%	2.7%
	100.0%	100.0%

(1)	Decrease during fiscal 2019 due to the Company's adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (see Note 7).

Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense during fiscal 2019, fiscal 2018 and fiscal 2017 was $421.4 million, $270.0 million, and $237.9 million, respectively. The increase from fiscal 2018 to fiscal 2019 is due to the Company's adoption of ASC 606, Revenue from Contracts with Customers (see Note 7). The increase from fiscal 2017 to fiscal 2018 is primarily driven by the acquisition of AmeriPride (see Note 2).
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 27, 2019	September 28, 2018
Client contract investments(1)	$—	$1,034,476
Long-term prepaid rent(1)	166,931	—
Cost to fulfill - Client(1)	109,401	—
Cost to fulfill - Rental merchandise in-service(2)	356,853	—
Long-term receivables	27,574	90,068
Miscellaneous investments(3)	264,452	239,547
Computer software costs, net(4)	170,510	152,188
Interest rate swap agreements	—	54,708
Employee sales commissions(5)	111,001	—
Other(6)	137,084	122,184
	$1,343,806	$1,693,171

(1)
Prior to the Company's adoption of ASC 606, Revenue from Contracts with Customers, client contract investments generally represented a cash payment provided by the Company to help finance improvement or renovation at the facility from which the Company operated. These amounts were amortized over the contract period. If the contract was terminated prior to its maturity date, the Company was reimbursed for the unamortized client contract investment amounts. Amortization expense was $183.6 million and $159.6 million during fiscal 2018 and fiscal 2017, respectively.
Subsequent to adoption of ASC 606, these balances were reclassified to either leasehold improvements in "Property and Equipment, net" or to long-term prepaid rent or costs to fulfill - client in "Other Assets" and continue to be expensed over the contract life (see Note 7).

(2)
Due to the Company's adoption of ASC 606, costs to fulfill contracts related to personalized work apparel, linens and other rental items in service, previously capitalized within "Inventories" are now capitalized within "Other Assets." These in-service rental items are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience.

(3)
Miscellaneous investments represent investments in 50% or less owned entities, including the Company's 50% ownership in AIM Services Co., Ltd., a Japanese food and support services company (approximately $180.5 million and $155.1 million at September 27, 2019 and September 28, 2018, respectively). During fiscal 2019, the Company recognized an impairment of $7.0 million in "Cost of services provided" related to an equity investment.

(4)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to ten years.

(5)
Due to the Company's adoption of ASC 606, costs to obtain contracts related to employee sales commissions are now capitalized within "Other Assets," which were previously expensed to "Cost of services provided" at contract inception (see Note 7).

(6)	Other consist primarily of noncurrent deferred tax assets, pension assets and deferred financing costs on certain revolving credit facilities.

Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 27, 2019	September 28, 2018
Deferred income(1)	$345,840	$299,089
Accrued client expenses	105,636	98,282
Accrued taxes	61,816	96,855
Accrued insurance and interest	192,695	164,890
Other	420,249	358,917
	$1,126,236	$1,018,033

(1)	Includes consideration received in advance from customers prior to the service being performed ($319.0 million) or from vendors prior to the goods being consumed ($26.8 million).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 27, 2019	September 28, 2018
Deferred income tax payable	$519,904	$503,429
Deferred compensation	212,090	226,558
Pension-related liabilities	21,367	28,478
Interest rate swap agreements	43,112	—
Other noncurrent liabilities	292,349	218,750
	$1,088,822	$977,215

Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	September 27, 2019	September 28, 2018	September 29, 2017
Interest paid	$306.2	$307.1	$201.7
Income taxes paid (refunded)(1)	139.3	(1.1)	126.3

(1)	During fiscal 2018, the Company was in a net refund position, primarily due to the impact of the Tax Cuts and Jobs Act (see Note 9).

Significant noncash activities follow:

•
During fiscal 2019, fiscal 2018 and fiscal 2017, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $41.6 million, $34.0 million and $55.4 million for the respective periods, which is included in property and equipment and long-term borrowings.

•
During fiscal 2019, fiscal 2018 and fiscal 2017, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $34.3 million, $19.0 million and $32.7 million, respectively.

NOTE 2. ACQUISITIONS AND DIVESTITURES:
Divestiture
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Consolidated Statements of Income for the fiscal year ended September 27, 2019. The Company evaluated the business under the rules for discontinued operations and concluded it did not meet all of the criteria required.
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the Company and its results are included in the Company's Uniform segment. The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement (see Note 5). During the fiscal year ended September 28, 2018, the Company incurred acquisition-related costs of $12.7 million, included in "Selling and general corporate expenses," and $5.2 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of Income.
Consideration
The Company has accounted for the AmeriPride acquisition as a business combination under the acquisition method of accounting. The Company finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets	$237,807
Noncurrent assets	963,078
Total assets	$1,200,885

Current liabilities	$137,867
Noncurrent liabilities	67,590
Total liabilities	$205,457

Intangible Assets
The following table identifies the Company’s allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted-Average Estimated Useful Life (in years)
Customer relationship assets	$297.0	15
Trade names	24.0	3	to indefinite
Total intangible assets	$321.0

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
Goodwill
The Company recorded $365.2 million of goodwill in connection with its purchase price allocation relating to the AmeriPride acquisition, all of which was recognized in the Uniform reporting segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand and complement its existing uniform business and to enhance its customer service experience, in addition to the anticipated synergies the Company expects to generate from the acquisition.
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
Consideration
The Company has accounted for the Avendra acquisition as a business combination under the acquisition method of accounting. The Company finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets	$157,614
Noncurrent assets	1,345,532
Total assets	$1,503,146

Current liabilities	$111,087
Noncurrent liabilities	5,681
Total liabilities	$116,768

Intangible Assets
The following table identifies the Company’s allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted-Average Estimated Useful Life (in years)
Customer relationship assets	$567.0	15
Trade name	222.0	indefinite
Total intangible assets	$789.0

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
Goodwill
The Company recorded $530.5 million of goodwill in connection with its purchase price allocation relating to the Avendra acquisition, all of which was recognized in the FSS United States reporting segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its buying scale through Avendra’s procurement capabilities and to expand its customer base outside of its traditional industries, in addition to the anticipated synergies the Company expects to generate from the acquisition.
Combined Revenue and Earnings for AmeriPride and Avendra
Included in the Company’s Consolidated Statements of Income for the fiscal year ended September 28, 2018 were combined revenue from AmeriPride and Avendra of approximately $522.2 million related to these entities. Combined net income for the results of AmeriPride and Avendra was approximately $8 million for the fiscal year ended September 28, 2018, which excludes the impact of the increased interest expense incurred from the financing of the acquisitions and acquisition related costs included in the Corporate segment.
Unaudited Pro Forma Results of Operations Reflecting AmeriPride and Avendra
The following table reflects the unaudited pro forma combined results of operations for the fiscal years ended September 28, 2018 and September 29, 2017 for the Company, assuming the closing of both acquisitions occurred on October 1, 2016:

	Fiscal Year Ended
Unaudited (in thousands)	September 28, 2018	September 29, 2017
Total revenue	$16,014,463	$15,378,832
Net income	624,334	328,932

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the acquisitions taken place on October 1, 2016. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.
The unaudited pro forma information primarily reflects the following adjustments:

•	adjustments to amortization expense related to identifiable intangible assets acquired;

•	adjustments to depreciation expense related to the fair value of property and equipment acquired;

•	adjustments to interest expense to reflect the long-term financing agreements used to finance the acquisitions (see Note 5); and

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	adjustments for the tax effect of the aforementioned adjustments.
Merger and Integration Costs
As a result of the Avendra and AmeriPride acquisitions, the Company incurred merger and integration costs of approximately $36.1 million and $78.1 million during fiscal 2019 and fiscal 2018, respectively. The expenses mainly related to severance costs, facility consolidations, professional services, rebranding expenses and other expenses.
Other Acquisitions
During fiscal 2019, the Company paid net cash consideration of approximately $44.9 million for various acquisitions. During fiscal 2018, the Company paid cash consideration of approximately $30.6 million for various acquisitions, excluding the purchases of AmeriPride and Avendra. During fiscal 2017, the Company paid cash consideration of approximately $142.1 million for various acquisitions. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions, which resulted in net severance charges of approximately $18.7 million and $36.6 million during fiscal 2019 and fiscal 2018, respectively. The Company completed this cost savings phase as of September 27, 2019.
During fiscal 2017, the Company updated its previously initiated actions on streamlining and improving the efficiencies and effectiveness of its selling, general and administrative functions. The Company recorded net severance charges of approximately $18.4 million during fiscal 2017.
The following table summarizes the unpaid obligations for severance and related costs as of September 27, 2019, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2020.

(in millions)	September 28, 2018	Net Charges	Payments and Other	September 27, 2019
Severance and Related Costs Accrual	$16.6	18.7	(23.4)	$11.9

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country or region is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company performs its annual impairment test as of the end of the fiscal month of August. For reporting units in which the Company’s qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further impairment testing is performed. For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, the Company performs a quantitative assessment to test goodwill by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was planned, this may impact the impairment analysis.
The Company performed an impairment test for goodwill for each of the reporting units using a qualitative testing approach, except for one reporting unit which was tested using the quantitative approach. Based on the evaluations performed, the Company determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired. The fair value of the reporting unit in the FSS International segment for which goodwill was tested using the quantitative approach has a goodwill balance of $282.3 million and a fair value that exceeded its carrying value by approximately 22% in fiscal 2019.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in total goodwill during fiscal 2019 is as follows (in thousands):

Segment	September 28, 2018	Acquisitions and Divestitures	Translation and Other	September 27, 2019
FSS United States(1)	$4,028,454	$(81,823)	$2,587	$3,949,218
FSS International	626,379	16,135	(34,046)	608,468
Uniform	955,735	3,981	1,398	961,114
	$5,610,568	$(61,707)	$(30,061)	$5,518,800

(1)	Includes the removal of approximately $87.0 million of goodwill related to the divestiture of HCT during the first quarter of fiscal 2019 (see Note 2).

Other intangible assets consist of (in thousands):

	September 27, 2019			September 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,183,492	$(1,193,525)	$989,967	$2,244,215	$(1,156,811)	$1,087,404
Trade names	1,047,959	(4,360)	1,043,599	1,050,825	(1,385)	1,049,440
	$3,231,451	$(1,197,885)	$2,033,566	$3,295,040	$(1,158,196)	$2,136,844

During fiscal 2019, the Company acquired customer relationship assets and trade names with values of approximately $28.5 million and $4.4 million, respectively. During fiscal 2018, the Company acquired customer relationship assets and trade names with values of approximately $887.5 million and $246.0 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, between 9 and 24 years, with a weighted average life of approximately 14 years. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually. The Company completed its annual trade name impairment test for fiscal 2019, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2019, fiscal 2018 and fiscal 2017 was approximately $117.0 million, $112.1 million and $87.9 million, respectively.
Based on the recorded balances at September 27, 2019, total estimated amortization of all acquisition-related intangible assets for fiscal years 2020 through 2024 follows (in thousands):

2020	$113,136
2021	105,929
2022	85,709
2023	78,843
2024	78,464

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 27, 2019	September 28, 2018
Senior secured revolving credit facility, due October 2023	$51,410	$77,000
Senior secured term loan facility, due October 2023	507,887	538,674
Senior secured term loan facility, due March 2024	829,344	1,325,923
Senior secured term loan facility, due March 2025	1,658,026	1,656,919
5.125% senior notes, due January 2024	902,351	902,908
5.000% senior notes, due April 2025	592,087	590,884
3.125% senior notes, due April 2025(1)	352,363	373,240
4.750% senior notes, due June 2026	494,731	494,082
5.000% senior notes, due February 2028	1,137,625	1,136,472
Capital leases	148,754	143,388
Other	7,589	4,494
	6,682,167	7,243,984
Less—current portion	(69,928)	(30,907)
	$6,612,239	$7,213,077

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.

As of September 27, 2019, there was approximately $881.9 million of outstanding foreign currency borrowings.
Senior Secured Credit Agreement
Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement").
The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 27, 2019:

•	A U.S. dollar denominated term loan to ASI in the amount of $829.3 million, due 2024, ("U.S. Term Loan B due 2024") and $1,658.0 million, due 2025 ("U.S. Term Loan B due 2025");

•	A yen denominated term loan to ASI in the amount of ¥10,378.1 million (approximately $96.2 million), due 2023 (the "Yen Term Loan due 2023");

•	A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD365.3 million (approximately $275.7 million), due 2023 (the "Canadian Term Loan A-2 due 2023"); and

•	A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €124.4 million (approximately $136.0 million), due 2023 (the "Euro Term Loan due 2023").
The Credit Agreement also includes a revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1.0 billion. The revolving credit facility has a final maturity date of October 1, 2023. As of September 27, 2019, there was approximately $897.8 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. On October 1, 2018, ASI entered into Amendment No. 7 ("Amendment No. 7") to the Credit Agreement which changed the commitment fee rate range from 0.25% to 0.40% per annum to 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The applicable margin on the U.S. Term Loan due 2024 and the U.S. Term Loan B due 2025 is 1.75% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the Yen Term Loan due 2023, the Canadian Term Loan A-2 due 2023, the Euro Term Loan due 2023 and the senior secured revolving credit facility is 1.125% to 1.625% (as of September 27, 2019 - 1.375%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees, subject to a floor of 0.00%, and 0.125% to 0.625% (as of September 27, 2019 - 0.375%) with respect to U.S. and Canadian base rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2019 Refinancing Transactions
On October 1, 2018, the Company extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023 and lowered the interest rates applicable to each such tranche of commitments or outstanding indebtedness, as applicable, as described in the preceding paragraph.
Fiscal 2018 Refinancing Transactions
On December 11, 2017, ASI entered into Incremental Amendment No. 2 to the Credit Agreement. Incremental Amendment No. 2 provided for an incremental senior secured credit facility under the Credit Agreement, the U.S. Term Loan B due 2025, comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $1,785.0 million, due on March 11, 2025.
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
During the first quarter of fiscal 2018, the Company capitalized third-party costs of approximately $8.9 million directly attributable to the U.S. Term Loan B due 2025, which are included in "Long-Term Borrowings" in the Consolidated Balance Sheets.
The U.S. Term Loan B due 2025 is subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term Loan B due 2024 outstanding under the Credit Agreement.
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
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans, (ii) with respect to any voluntary prepayments of the U.S. Term Loan

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B due 2024 in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to November 24, 2018, a 1% prepayment premium and (iii) with respect to any voluntary prepayments of the U.S. Term Loan B due 2025 in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to December 12, 2018, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
The Company made optional prepayments of approximately $500.0 million, $260.4 million and $330.6 million of outstanding U.S. dollar term loans, during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
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
The Company is required to make quarterly principal payments on the Canadian Term Loan A-2 due 2023 in quarterly amounts of 1.25%, 1.25%, 1.88%, 2.50% and 3.75% per annum of their funded total principal amount during the first, second, third, fourth and fifth years subsequent to entering into Amendment No. 7 to the Credit Agreement, with the remaining balance due at maturity. The Company is required to make quarterly principal repayments on the Yen Term Loan due 2023 and the Euro Term Loan due 2023 in quarterly amounts of 1.25%, 1.25%, 1.75%, 2.50% and 3.75% per annum of their funded total principal amount during the first, second, third, fourth and fifth years subsequent to entering into Amendment No. 7 to the Credit Agreement, with the remaining balance due at maturity.
Guarantees
All obligations under the Credit Agreement are unconditionally guaranteed by Aramark Intermediate HoldCo Corporation and, subject to certain exceptions, substantially all of ASI's existing and future wholly-owned domestic subsidiaries excluding certain immaterial subsidiaries, receivables facility subsidiaries, certain other customarily excluded subsidiaries and certain subsidiaries designated under the Credit Agreement as "unrestricted subsidiaries," referred to, collectively, as the U.S. Guarantors. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by (i) a pledge of 100% of the capital stock of ASI, (ii) pledges of 100% of the capital stock (or 65% of voting stock and 100% of non-voting stock, in the case of the stock of foreign subsidiaries) held by ASI, Aramark Intermediate HoldCo Corporation or any of the U.S. Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Corporation, ASI or any of the U.S. Guarantors.
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt; and fundamentally change ASI's business. In addition, the Credit Agreement requires ASI to comply with a maximum Consolidated Secured Debt Ratio maintenance covenant. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 27, 2019, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, capital leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term Loan B due 2024 and U.S. Term Loan B due 2025 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 27, 2019 was 1.78x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 5.02x for the fiscal year ended September 27, 2019.
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
At any time prior to February 1, 2023, ASI has the option to redeem all or a part of the 2028 Notes at a purchase price equal to 100% of the principal amount of such 2028 Notes plus an applicable premium and accrued and unpaid interest, if any, to but not including the date of redemption. Prior to February 1, 2021, ASI has the option to redeem up to 40% of the aggregate principal amount of all 2028 Notes at a purchase price equal to 105% of the principal amount of such 2028 Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more equity offerings, provided that at least 50% of the sum of the aggregate principal amount of the 2028 Notes originally issued remain outstanding immediately after the purchase.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
5.125% Senior Notes due 2024 and 4.75% Senior Notes due 2026
On December 17, 2015, ASI issued $400.0 million of 5.125% Senior Notes due January 15, 2024 (the "Original 2024 Notes"), pursuant to an indenture, dated as of December 17, 2015 (the "2024 Base Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the Original 2024 Notes, and The Bank of New York Mellon, as trustee. The Original 2024 Notes were issued at par and the net proceeds were used for general corporate purposes and to reduce the outstanding balance under the Company's revolving credit facility. The Company paid approximately $6.0 million in financing fees related to the offering of the Original 2024 Notes.
On May 31, 2016, ASI issued $1,000.0 million aggregate principal amount of senior unsecured notes, consisting of $500 million of additional 5.125% Senior Notes due January 15, 2024 (the "New 2024 Notes") and $500 million of 4.75% Senior Notes due June 1, 2026 (the "2026 Notes"). The New 2024 Notes constitute a further issuance of the Original 2024 Notes (together with the New 2024 Notes, the "2024 Notes"). The New 2024 Notes were issued pursuant to the Base Indenture, as supplemented by the supplemental indenture, dated as of May 31, 2016 (the "2024 Supplemental Indenture" and together with the 2024 Base Indenture, the "2024 Notes Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the New 2024 Notes, and The Bank of New York Mellon, as trustee. The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016 (the "2026 Notes Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee. The New 2024 Notes were issued at a premium of $18.8 million, which created an effective yield of 4.6%. The premium was recorded to "Long-Term Borrowings" in the Consolidated Balance Sheets and is amortized to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income until maturity in 2024.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Receivables Facility
The Company has an agreement (the "Receivables Facility") with three financial institutions where it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million, which expires in May 2021. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and maximum amount available by $100.0 million from October through March.
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
As of September 27, 2019 and September 28, 2018, there were no borrowings outstanding on the Receivables Facility.
Future Maturities and Interest and Other Financing Costs, net
At September 27, 2019, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $48.3 million reduction to long-term borrowings from debt issuance costs and the increase of $10.0 million from the premium on the 2024 Notes) are as follows (in thousands):

2020	$69,928
2021	69,936
2022	72,695
2023	93,736
2024	2,106,525
Thereafter	4,307,650

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018(1)	September 29, 2017(1)
Interest expense	$352,812	$353,048	$285,995
Interest income	(28,985)	(16,964)	(12,372)
Other financing costs	11,160	10,451	7,362
Total	$334,987	$346,535	$280,985

(1)
Fiscal 2018 and 2017 balances have been restated to reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (see Note 1).

NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has approximately $2.5 billion notional amount of outstanding interest rate swap agreements as of September 27, 2019, which fixes the rate on a like amount of variable rate borrowings through the first quarter of fiscal 2023. During fiscal 2019, the Company entered into approximately $500.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $575.0 million matured during fiscal 2019. As a result of the Credit Agreement entered into in fiscal 2017, the Company de-designated the previous interest rate swap agreements as the terms of the interest rate swaps did not match the terms of the new term loans. Prior to the Credit Agreement, these agreements met the required criteria to be designated as cash flow hedging instruments. The Company then amended the interest rate swap agreements to match the terms of the new term loans under the Credit Agreement to meet the criteria to be designated as cash flow hedging instruments. As a result of the de-designation, the Company recorded charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income during fiscal 2017 of approximately $2.9 million for the changes in market value of the interest rate swaps.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 27, 2019 and September 28, 2018, approximately ($31.1) million and $36.2 million of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss," respectively.
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Interest rate swap agreements	$(84,392)	$55,445	$31,884

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2019, the Company has contracts for approximately 18.6 million gallons outstanding through fiscal 2020. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $4.1 million for fiscal 2019 and not material in both fiscal year 2018 and 2017. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Consolidated Statements of Income.
As of September 27, 2019, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €72.6 million, CAD30.0 million and £7.5 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 27, 2019	September 28, 2018
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$1,459
Interest rate swap agreements	Noncurrent Assets	—	54,708

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$64	$209
Gasoline and diesel fuel agreements	Prepayments and other current assets	—	3,623
		$64	$59,999
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$43,112	$—

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	$462	$—
		$43,574	$—

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for our derivatives not designated as hedging instruments in the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 27, 2019	September 28, 2018	September 29, 2017
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(6,484)	$5,185	$16,606

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	$6,168	$(7,360)	$(1,277)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	145	(67)	(886)
		$6,313	$(7,427)	$(2,163)
		$(171)	$(2,242)	$14,443

The Company has an outstanding Japanese yen denominated term loan in the amount of ¥10,378.1 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €124.4 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in our European affiliates.
At September 27, 2019, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $10.0 million.
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations it serves. Within our FSS United States and FSS International segments, the Company provides food and beverage services, including catering and retail services, or facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within the Uniform segment, the Company provides a full service uniform solution, including delivery, cleaning and maintenance. In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
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
Impact of New Revenue Recognition Standard
As a result of the adoption of ASC 606, the following changes occurred with respect to financial statement line item classification in the Company's consolidated financial statements:

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transition Adjustment:

•
costs to obtain contracts related to employee sales commissions, previously expensed to “Cost of services provided” at contract inception, are now capitalized in “Other Assets” ($111.0 million and $97.2 million as of September 27, 2019 and September 29, 2018, respectively);

Other Reclassifications and Changes in Presentation:

•	certain fees within the Uniform segment, $358.6 million for fiscal 2019, previously recognized as a reduction to “Cost of services provided,” are now recognized in “Revenue;”

•
client contract investments, previously capitalized within “Other Assets” and amortized to “Depreciation and amortization” will continue to be expensed over the contract life as either a leasehold improvement in “Property and equipment, net” ($785.4 million as of September 27, 2019) or as long-term prepaid rent or costs to fulfill in “Other Assets” ($166.9 million and $109.4 million as of September 27, 2019, respectively) and primarily classified in “Depreciation and amortization” or “Cost of services provided;”

•
costs to fulfill contracts related to personalized work apparel, linens and other rental items in service, previously capitalized within "Inventories" are now capitalized within "Other Assets" ($356.9 million as of September 27, 2019); and

•
certain client contract investments, previously included within "Purchases of property and equipment and other" in Net cash provided by (used in) investing activities on the Consolidated Statements of Cash Flows, are now included within "Payments made to clients on contracts" in Net cash provided by operating activities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table compares the reported Consolidated Balance Sheet as of September 27, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	September 27, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606
ASSETS
Current Assets:
Cash and cash equivalents	$246,643	$—	$246,643
Receivables, net	1,806,964	—	1,806,964
Inventories	411,319	356,853	768,172
Prepayments and other current assets	193,461	—	193,461
Total current assets	2,658,387	356,853	3,015,240
Property and Equipment, net	2,181,762	(785,360)	1,396,402
Goodwill	5,518,800	—	5,518,800
Other Intangible Assets	2,033,566	—	2,033,566
Other Assets	1,343,806	307,419	1,651,225
	$13,736,321	$(121,088)	$13,615,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$69,928	$—	$69,928
Accounts payable	999,517	—	999,517
Accrued expenses and other current liabilities	1,635,853	(26,665)	1,609,188
Total current liabilities	2,705,298	(26,665)	2,678,633
Long-Term Borrowings	6,612,239	—	6,612,239
Deferred Income Taxes and Other Noncurrent Liabilities	1,088,822	(25,525)	1,063,297
Redeemable Noncontrolling Interest	9,915	—	9,915
Stockholders' Equity:
Common stock	2,829	—	2,829
Capital surplus	3,236,450	—	3,236,450
Retained earnings	1,107,029	(68,898)	1,038,131
Accumulated other comprehensive loss	(216,965)	—	(216,965)
Treasury stock	(809,296)	—	(809,296)
Total stockholders' equity	3,320,047	(68,898)	3,251,149
	$13,736,321	$(121,088)	$13,615,233

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table compares the reported Consolidated Statements of Income for the fiscal year ended September 27, 2019, to the balances had the previous revenue accounting guidance remained in effect (in thousands):

	Fiscal year ended September 27, 2019
	As Reported	Adoption adjustments of ASC 606	Balances without adoption of ASC 606

Revenue	$16,227,341	$(317,497)	$15,909,844
Costs and Expenses:
Cost of services provided	14,532,662	(322,411)	14,210,251
Depreciation and amortization	592,573	18,581	611,154
Selling and general corporate expenses	367,256	—	367,256
Gain on sale of Healthcare Technologies	(156,309)	—	(156,309)
	15,336,182	(303,830)	15,032,352
Operating income	891,159	(13,667)	877,492
Interest and Other Financing Costs, net	334,987	—	334,987
Income Before Income Taxes	556,172	(13,667)	542,505
Provision for Income Taxes	107,706	(3,554)	104,152
Net income	448,466	(10,113)	438,353
Less: Net loss attributable to noncontrolling interest	(83)	—	(83)
Net income attributable to Aramark stockholders	$448,549	$(10,113)	$438,436

Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

Fiscal Year Ended
September 27, 2019
FSS United States:
Business & Industry	$1,587.0
Education	3,228.8
Healthcare	933.5
Sports, Leisure & Corrections	2,557.5
Facilities & Other	1,591.8
Total FSS United States	$9,898.6

FSS International:
Europe	2,044.4
Rest of World	1,698.5
Total FSS International	$3,742.9

Uniform	$2,585.8

Total Revenue	$16,227.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit, approximately 8.5 years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. During the fiscal year ended September 27, 2019, the Company expensed approximately $20.0 million of these costs to “Cost of services provided” in the Consolidated Statements of Income.
Leasehold improvements and costs to fulfill contracts includes payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. During the fiscal year ended September 27, 2019, the Company expensed approximately $149.0 million of leasehold improvements and approximately $20.5 million of cost to fulfill assets, respectively, to "Depreciation and amortization" in the Consolidated Statements of Income.
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. During the fiscal year ended September 27, 2019, the Company expensed approximately $16.0 million of these costs to "Cost of services provided" in the Consolidated Statements of Income.
Other costs to fulfill contracts represent personalized work apparel, linens and other rental items in service in the Uniform segment. The amounts are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience. The Company recorded expense of approximately $318.2 million during the fiscal year ended September 27, 2019 related to these costs, which was recorded in "Costs of services provided" in the Consolidated Statements of Income.
Deferred income is recognized in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature.
During the fiscal year ended September 27, 2019, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. Below is a summary of the changes (in millions):

	Balance, September 28, 2018	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, September 27, 2019
Deferred income	281.5	1,364.3	(1,326.8)	319.0

NOTE 8. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2019, fiscal 2018 and fiscal 2017 was $41.5 million, $22.5 million and $27.5 million, respectively. The increase in the expense in fiscal 2019 compared to fiscal 2018 is due to the additional employer matching contributions as a result of the cash tax savings from U.S. tax reform. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2019, fiscal 2018 and fiscal 2017 was $11.7 million, $8.6 million and $6.9 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2019, fiscal 2018 and fiscal 2017 (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Service cost	$6,391	$7,121	$8,834
Interest cost	11,287	10,579	8,398
Expected return on plan assets	(22,970)	(22,864)	(18,350)
Settlements and curtailments	283	3,312	—
Amortization of prior service cost	104	116	122
Recognized net loss	1,094	1,646	3,400
Net periodic pension cost (income)	$(3,811)	$(90)	$2,404

The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 27, 2019	September 28, 2018
Benefit obligation, beginning	$366,426	$333,672
Impact of AmeriPride acquisition	—	79,605
Foreign currency translation	(13,097)	(11,312)
Service cost	6,391	7,121
Interest cost	11,287	10,579
Employee contributions	2,249	2,571
Actuarial loss (gain)	49,707	(10,869)
Benefits paid	(16,681)	(16,862)
Settlements and curtailments(1)	(5,075)	(22,662)
Change in control payment	—	(5,417)
Benefit obligation, ending	$401,207	$366,426
Change in plan assets:
Fair value of plan assets, beginning	$409,826	$341,538
Impact of AmeriPride acquisition	—	73,273
Foreign currency translation	(14,360)	(12,359)
Employer contributions	10,520	13,988
Employee contributions	2,249	2,571
Actual return on plan assets	39,280	23,971
Benefits paid	(16,681)	(16,862)
Settlements(1)	(4,867)	(10,877)
Change in control payment	—	(5,417)
Fair value of plan assets, end	425,967	409,826
Funded Status at end of year	$24,760	$43,400

(1)
Fiscal 2019 includes the impact of closing two of the AmeriPride plans. Fiscal 2018 includes the impact of the Canadian pension plan freeze and the UK pension plan settlement resulting from the transfer of members out of the plan.

Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 27, 2019	September 28, 2018
Noncurrent benefit asset (included in Other Assets)	$35,459	$59,481
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(10,699)	(16,081)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	77,204	48,067

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 27, 2019	September 28, 2018
Discount rate	3.3%	3.2%
Rate of compensation increase	2.1%	2.0%
Long-term rate of return on assets	5.7%	5.8%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 27, 2019	September 28, 2018
Discount rate	2.5%	3.3%
Rate of compensation increase	2.1%	2.1%

Assumptions, including discount rate, expected return on assets, compensation increases and health care trends, are adjusted annually, as necessary, based on prevailing market conditions and actual experience. The Company applies a spot-rate approach for the discount rate used in the calculation of pension interest and service cost. The spot-rate approach applies separate discount rates for each projected benefit payment in the calculation.
The accumulated benefit obligation as of September 27, 2019 was $398.8 million. During fiscal 2019, settlement gains and actuarial losses of approximately $0.1 million and $32.9 million, respectively, were recognized in other comprehensive loss (before taxes) and $1.2 million of actuarial losses were recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive loss as of September 27, 2019 expected to be recognized in net periodic pension cost during fiscal 2020 is approximately $1.8 million (before taxes).
The accumulated benefit obligation as of September 28, 2018 was $364.0 million. During fiscal 2018, settlement gains and actuarial losses of approximately $3.9 million and $22.2 million, respectively, were recognized in other comprehensive income (before taxes) and $1.6 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 27, 2019 and September 28, 2018 (in thousands):

	September 27, 2019	September 28, 2018
Projected benefit obligation	$10,699	$16,081
Accumulated benefit obligation	10,506	15,935

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. The current overall capital structure and targeted ranges for asset classes are 0-20% invested in equity securities, 70-100% invested in debt securities and 0-10% in real estate investments and cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for the Company's defined benefit pension plans as of September 27, 2019 and September 28, 2018 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 27, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$19,396	$19,396	$—	$—
Equity securities:
Investment trusts	4,677	4,677	—	—
Investment funds:
Equity funds	72,074	—	72,074	—
Fixed income funds	319,395	—	319,395	—
Real estate	10,425	—	—	10,425
Total	$425,967	$24,073	$391,469	$10,425

	September 28, 2018	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$20,568	$20,568	$—	$—
Equity securities:
Investment trusts	11,689	$11,689	—	—
Investment funds:
Equity funds	220,853	—	220,853	—
Fixed income funds	146,271	—	146,271	—
Real estate	10,445	—	—	10,445
Total	$409,826	$32,257	$367,124	$10,445

The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets. Fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities, and is therefore categorized as Level 2 as the Plan does not directly own shares in these underlying investments. Investments in equity securities include publicly-traded domestic companies (approximately 35%) and international companies (approximately 65%) that are diversified across industry, country and stock market capitalization. Investments in fixed income securities consist of international corporate bonds and government securities. Substantially all of the real estate investments are in international markets. Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active.
During fiscal 2018, the Company amended certain Canadian pension plans to freeze benefit accruals. The plan is closed to new participants and current participants no longer earn additional benefits. During fiscal 2019 in conjunction with the planned wind down of the Canadian plan, the Company reallocated the plan assets to be entirely invested in debt securities.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2020	$13,601
Fiscal 2021	14,063
Fiscal 2022	14,448
Fiscal 2023	14,819
Fiscal 2024	15,121
Fiscal 2025 – 2029	81,559

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2020 are approximately $4.1 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's participation in these plans for fiscal 2019 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2019 and 2018 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the endangered zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2019, fiscal 2018 and fiscal 2017 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2019	2018		2019	2018	2017	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$4,130	$4,147	$7,541	No	3/1/2019 - 4/1/2022
UNITE HERE Retirement Fund(1)	82-0994119/ 001	Critical	Critical	Implemented	4,531	3,686	N/A	No	6/30/2019 - 6/30/2023
Local 1102 Retirement Trust	13-1847329/ 001	Endangered	Endangered	Implemented	110	1,206	397	No	10/31/2020
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	4,282	4,128	3,836	No	1/31/2007 - 3/31/2023
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	361	319	336	No	1/31/2023
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	36-6513567/ 001	Green	Green	N/A	973	907	898	No	4/26/2019
SEIU National Industry Pension Fund (2)	52-6148540/ 001	Critical	Critical	Implemented	623	501	429	No	12/31/2019 - 4/14/2022
LIUNA National Industrial Pension Fund	52-6074345/ 001	Critical	Critical	Implemented	678	620	584	No	12/31/2020
Other funds					17,873	17,109	14,668
Total contributions					$33,561	$32,623	$28,689

(1)	Effective January 1, 2018, the UNITE HERE portion of the National Retirement Fund was spun off into the newly formed UNITE HERE Retirement Fund.
(2)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2019.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2018 and 12/31/2017
Service Employees Pension Fund of Upstate New York	12/31/2018 and 12/31/2017

At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2019.
NOTE 9. INCOME TAXES:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
United States	$418,902	$326,277	$362,783
Non-U.S.	137,270	145,599	157,859
	$556,172	$471,876	$520,642

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Current:
Federal	$8,781	$(48,249)	$111,175
State and local	19,966	11,356	15,455
Non-U.S.	38,456	44,618	57,681
	67,203	7,725	184,311
Deferred:
Federal	35,251	(113,475)	(21,956)
State and local	7,683	7,408	3,165
Non-U.S.	(2,431)	1,778	(19,065)
	40,503	(104,289)	(37,856)
	$107,706	$(96,564)	$146,455

Current taxes receivable of $35.1 million and $7.5 million at September 27, 2019 and September 28, 2018, respectively, are included in "Prepayments and other current assets" in the Consolidated Balance Sheets. Current income taxes payable of $8.1 million and $47.9 million at September 27, 2019 and September 28, 2018, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax income as a result of the following (all percentages are as a percentage of income before income taxes):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
United States statutory income tax rate	21.0%	24.5%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	4.2	3.2	2.3
Foreign taxes(1)	2.2	3.3	(4.3)
Permanent book/tax differences	0.4	(1.2)	(3.8)
Uncertain tax positions	—	(0.3)	1.4
U.S. Tax Reform - Remeasurement of deferred taxes	—	(49.3)	—
U.S. Tax Reform - Foreign tax credit valuation allowance	(2.3)	2.8	—
Sale of Healthcare Technologies	(4.4)	—	—
Tax credits & other	(1.7)	(3.5)	(2.5)
Effective income tax rate	19.4%	(20.5)%	28.1%

(1)
Includes differences between the United States statutory tax rate and tax rates in foreign jurisdictions, foreign withholding taxes and taxation of foreign earnings, which includes the transition tax on deemed repatriated earnings of foreign subsidiaries and the tax on "Global Intangible Low-Taxed Income" ("GILTI").

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitation, developments in tax law and ongoing discussions with tax authorities. Accrued interest and penalties associated with uncertain tax positions are recognized as part of the income tax provision.
As of September 27, 2019, certain subsidiaries have recorded deferred tax assets of $27.4 million associated with accumulated federal, state and foreign net operating loss ("NOL") carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized. As a result, the Company has recorded a valuation allowance of approximately $17.5 million on the deferred tax asset related to these state and foreign NOL carryforwards. The impact of the change in valuation allowances for state and foreign NOLs is presented in the State income taxes, net of Federal tax benefit and Foreign taxes lines, respectively, of the effective income tax rate reconciliation.
As of September 27, 2019, the Company has approximately $28.1 million of foreign tax credit ("FTC") carryforwards, which expire in 2027, and approximately $0.9 million of interest restriction carryforwards.
As of September 27, 2019 and September 28, 2018, the components of deferred taxes are as follows (in thousands):

	September 27, 2019	September 28, 2018
Deferred tax liabilities:
Property and equipment	$137,293	$126,345
Investments	11,902	12,213
Other intangible assets, including goodwill	462,637	474,263
Cost to fulfill - Rental merchandise in-service	83,483	63,835
Derivatives	—	21,599
Other	37,309	17,450
Gross deferred tax liability	732,624	715,705
Deferred tax assets:
Derivatives	11,949	—
Insurance	34,112	40,240
Employee compensation and benefits	113,269	136,603
Accruals and allowances	31,844	19,338
Net operating loss/credit carryforwards and other	56,508	60,576
Gross deferred tax asset, before valuation allowances	247,682	256,757
Valuation allowances	(17,532)	(29,023)
Net deferred tax liability	$502,474	$487,971

Rollforward of the valuation allowance is as follows:

	September 27, 2019	September 28, 2018
Balance, beginning of year	$(29,023)	$(11,513)
Additions(1)	(2,330)	(21,101)
Subtractions(2)	13,821	3,591
Balance, end of year	$(17,532)	$(29,023)

(1)
The additions in fiscal 2019 were mainly driven by losses in certain foreign subsidiaries. The additions in fiscal 2018 were mainly driven by the Tax Cuts and Jobs Act impacting the ability to utilize FTC carryforwards going forward, as well as the inability to use foreign NOL carryforwards.

(2)
Valuation allowances against FTC carryforwards were released during fiscal 2019 as a result of Treasury Regulations. During fiscal 2018, tax planning resulted in taxable income in separate Company states that had historical losses.

Deferred tax liabilities of approximately $519.9 million and $503.4 million as of September 27, 2019 and September 28, 2018, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" in the Consolidated Balance Sheets. Deferred tax assets of approximately $17.4 million and $15.5 million as of September 27, 2019 and September 28, 2018, respectively, are included in "Other Assets" in the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has approximately $36.3 million of total gross unrecognized tax benefits as of September 27, 2019, of which $33.4 million, if recognized, would impact the effective tax rate and $2.9 million would result in an adjustment to the deferred tax liability.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 27, 2019	September 28, 2018
Balance, beginning of year	$29,089	$30,812
Additions based on tax positions taken in the current year	3,713	709
Additions for tax positions taken in prior years	6,531	1,505
Reductions for remeasurements, settlements and payments	(1,484)	(2,368)
Reductions due to statute expiration	(1,577)	(1,569)
Balance, end of year	$36,272	$29,089

The Company has approximately $5.5 million and $4.9 million accrued for interest and penalties as of September 27, 2019 and September 28, 2018, respectively, and recorded $0.6 million and an immaterial amount in interest and penalties during fiscal 2019 and fiscal 2018, respectively. Interest and penalties related to unrecognized tax benefits are recorded in "Provision (Benefit) for income taxes" in the Consolidated Statements of Income.
Unrecognized tax benefits are not expected to significantly change within the next 12 months.
Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities before 2015. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from U.S. federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2015. However, an unfavorable settlement of a particular issue would require use of the Company's cash and cash equivalents.
On December 22, 2017, “H.R.1,” commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Legislation”) was signed into U.S. law. The Tax Legislation, which was effective on January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing new international tax provisions that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting impact, other significant provisions were not effective or did not result in accounting implications for the Company until after the fiscal year end ended September 28, 2018. The provisions effective for fiscal 2019 are the tax on GILTI, the deduction for "Foreign-Derived Intangible Income" ("FDII"), the Internal Revenue Code ("IRC") Section163(j) limitation on interest expense and the IRC Section 162(m) limitation on certain executive compensation.
The Tax Legislation required the Company to use a blended rate for its fiscal 2018 tax year by applying a prorated percentage of days before and after the January 1, 2018 effective date. As a result, the Company's 2018 annual statutory rate was reduced to 24.5%.
During fiscal 2018, the Company made reasonable estimates related to certain impacts of the Tax Legislation and, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accountant Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded a provisional estimate during a measurement period, when it did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law.
As a result of the enactment of the Tax Legislation, the Company was required to recognize the effect of the corporate income tax rate change on its deferred tax assets and liabilities in fiscal 2018, the period in which the legislation was enacted. The Company recorded a tax benefit from the corporate income tax rate change and certain other adjustments, which resulted in a noncash benefit to the provision (benefit) for income taxes of approximately $237.8 million, which was recorded to the Consolidated Statements of Income for the fiscal year ended September 28, 2018. A corresponding reduction to the Company's deferred income tax liability was also recorded to the Consolidated Balance Sheets during the fiscal year ended September 28, 2018.
The Tax Legislation also required the Company to calculate a one-time transition tax on unremitted earnings of certain non-U.S. subsidiaries. Based on an estimate, the Company believed there was no transition tax due, net of foreign tax credits. As a result of the Tax Legislation, the Company reassessed the ability to recover its $27.2 million of FTC carryforwards. Based on then

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently available information, the Company believed it would not generate sufficient foreign source income in the carryforward period to utilize a portion of these credits. As a result, the Company recorded a valuation allowance of $13.1 million against its FTC carryforward during fiscal 2018 as a provisional estimate. On the basis of proposed Treasury Regulations issued subsequent to the filing of the Company's Annual Report on Form 10-K on November 21, 2018, the Company recorded an adjustment to reduce the $13.1 million valuation allowance by $9.5 million, which was recorded as a tax benefit to the provision for income taxes during the first quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company reduced the remaining $3.6 million valuation allowance and recorded a related uncertain tax position of $2.7 million, resulting in a net benefit to the provision for income taxes of $0.9 million.
The Tax Legislation contains additional international provisions which impact the Company beginning in fiscal 2019, including the tax on GILTI. The impact of the GILTI liability did not have a significant impact on the financial statements for the fiscal year ending September 27, 2019. The Company is electing to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method").
The accounting for the impact of the Tax Legislation is complete and the Company closed the measurement period related to SAB 118 during the first quarter of fiscal 2019.
As the result of the new rules, which include a shift from a worldwide system of taxation to a participation exemption system, the Company generally will not incur additional U.S. tax liability on the distribution of unremitted foreign earnings. However, other items continue to trigger additional tax expense for which no deferred tax liability has been recorded, including Section 986(c) currency gain/loss, foreign withholding taxes and state taxes. The undistributed earnings of certain foreign subsidiaries for which no deferred tax liability was recorded amounted to approximately $184.0 million and $86.3 million as of September 27, 2019 and September 28, 2018, respectively. The foreign withholding tax cost associated with remitting these earnings is approximately $11.0 million and $5.1 million as of September 27, 2019 and September 28, 2018, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
NOTE 10. STOCKHOLDERS' EQUITY:
On August 6, 2019, the Board of Directors authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022.
During fiscal 2017, the Board of Directors authorized a share repurchase program providing for purchases of up to $250.0 million of Aramark common stock which expired February 1, 2019. During fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million under this program. During fiscal 2018, the Company completed a repurchase of 0.6 million shares of its common stock for $24.4 million.
The following table presents the Company's dividend payments to its stockholders (in millions):

	September 27, 2019	September 28, 2018	September 29, 2017
Dividend payments	$108.4	$103.1	$100.8

On November 15, 2019, a $0.11 dividend per share of common stock was declared, payable on December 9, 2019, to shareholders of record on the close of business on December 2, 2019.
NOTE 11. SHARE-BASED COMPENSATION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Performance-Based Options ("PBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units and Performance Restricted Stock ("PSUs"), and Deferred Stock Units classified as "Selling and general corporate expenses" in the Consolidated Statements of Income (in millions).

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
TBOs	$14.7	$18.5	$20.4
RSUs	28.9	24.1	20.8
PSUs (1)	9.9	43.7	21.6
Deferred Stock Units	1.8	2.0	2.4
	$55.3	$88.3	$65.2

Taxes related to share-based compensation	$13.7	$24.1	$24.2
Cash Received from Option Exercises	39.1	21.5	28.8
Tax Benefit on Share Deliveries (2)	4.8	7.4	23.3

(1)
Share-based compensation expense was reduced during fiscal 2019 based on lower than estimated target attainment on plan metrics for the fiscal 2018 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $6.6 million. The Company also reversed previously recognized share-based compensation expense based on the actual target for the 2017 PSU grants achieved as of the end of fiscal 2019 of $5.2 million. During fiscal 2018, the Company increased the estimated target attainment on plan metrics for both the fiscal 2016 and fiscal 2017 PSU grants, resulting in an additional $18.9 million of share-based compensation expense.

(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Accrued Expenses" in the Consolidated Statements of Cash Flows.

No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2018, the Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expenses. The rate was reduced to approximately 6.4% per annum in the fourth quarter of fiscal 2018 based on actual forfeiture activity.
The below table summarizes the unrecognized compensation expense as of September 27, 2019 related to nonvested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$15.7	2.25
RSUs	54.5	2.34
PSUs	15.9	1.54
Total	$86.1

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Expected volatility	20%	20%	25%
Expected dividend yield	1.17% - 1.44%	1.03% - 1.11%	1.11% - 1.21%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	1.62% - 3.02%	2.25% - 2.94%	2.14% - 2.20%
Weighted-average grant-date fair value	$8.23	$8.75	$8.47

A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 28, 2018	13,302	$26.60
Granted	1,955	$36.42
Exercised	(1,973)	$21.90
Forfeited and expired	(928)	$35.72
Outstanding at September 27, 2019	12,356	$28.22	$182,889	5.7
Exercisable at September 27, 2019	8,150	$23.82	$156,493	4.4
Expected to vest at September 27, 2019	3,980	$36.72	$25,066	8.2

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Total intrinsic value exercised (in millions)	$26.8	$16.6	$32.2
Total fair value that vested (in millions)	16.3	17.3	17.7

Performance-Based Options
The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for ten years from the date of grant.
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 28, 2018	1,875	$12.46
Granted	—	$—
Exercised	(364)	$11.17
Forfeited and expired	—	$—
Outstanding at September 27, 2019	1,511	$12.77	$45,696	2.2
Exercisable at September 27, 2019	1,511	$12.77	$45,696	2.2

The total intrinsic value of PBOs exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $8.9 million, $7.4 million and $26.6 million, respectively.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 28, 2018	2,408	$36.66
Granted	1,204	$36.53
Vested	(630)	$35.49
Forfeited	(333)	$36.99
Outstanding at September 27, 2019	2,649	$36.89

Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2017, the Company granted PSUs subject to the level of achievement of adjusted earnings per share for the cumulative three years performance period and the participant's continued employment with the Company, which vested at the end of fiscal 2019. During both fiscal 2018 and 2019, the Company granted PSUs subject to the level of achievement of adjusted earnings per share and return on invested capital for the cumulative three year performance period and the participant's continued employment with the Company. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 28, 2018	1,614	$34.99
Granted(3)	1,299	$36.44
Vested	(1,051)	$32.65
Forfeited	(241)	$36.66
Outstanding at September 27, 2019	1,621	$36.20

(3)	Includes approximately 0.5 million shares resulting from the payout of the fiscal 2016 PSU grants due to exceeding the adjusted earnings per share target.

Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors of the Company and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors or at the director's election upon vesting. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 58,912 deferred stock units during fiscal 2019. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
NOTE 12. EARNINGS PER SHARE:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
Earnings:
Net income attributable to Aramark stockholders	$448,549	$567,885	$373,923
Shares:
Basic weighted-average shares outstanding	246,854	245,771	244,453
Effect of dilutive securities	5,156	7,581	7,104
Diluted weighted-average shares outstanding	252,010	253,352	251,557

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.82	$2.31	$1.53
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$1.78	$2.24	$1.49

Share-based awards to purchase 5.2 million, 1.6 million and 3.9 million shares were outstanding at September 27, 2019, September 28, 2018 and September 29, 2017, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.3 million shares, 1.2 million shares and 1.2 million shares were outstanding at September 27, 2019, September 28, 2018 and September 29, 2017, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 13. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $595.3 million at September 27, 2019, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At September 27, 2019, the Company also has letters of credit outstanding in the amount of $110.1 million.
Certain of the Company's lease arrangements, primarily vehicle leases, with terms ranging from one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $27.5 million at September 27, 2019 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 27, 2019.
Rental expense for all operating leases was $860.6 million, $187.5 million and $170.0 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The increase from fiscal 2018 to fiscal 2019 is due to the Company's adoption of ASC 606, Revenue from Contracts with Customers due to leases in the Company's revenue contracts with customers. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases and certain residual value guarantees as of September 27, 2019 (in thousands):

2020	$101,061
2021	74,908
2022	56,765
2023	43,795
2024	36,215
2025-Thereafter	214,818
Total minimum rental obligations	$527,562

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 26, 2019, the Company announced that Eric J. Foss stepped down from his role as Chairman, President and Chief Executive Officer, effective as of August 25, 2019. The Company recognized $10.4 million of cash compensation related charges related to his separation from the Company, which are included in "Accrued payroll and related expenses" in the Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2021.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. Of the $21.0 million settlement charge, $12.0 million was expensed in "Cost of services provided" and $9.0 million was expensed in "Selling and general corporate expenses" in the Consolidated Statements of Income during the fiscal year ended September 27, 2019.
NOTE 14. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2019 and fiscal 2018 (in thousands, except per share amounts):

	Quarter Ended
	December 28, 2018	March 29, 2019	June 28, 2019	September 27, 2019
Revenue	$4,265,349	$3,999,987	$4,010,761	$3,951,244
Cost of services provided	3,794,445	3,639,959	3,594,978	3,503,280
Net income(1)	250,676	29,310	83,064	85,414
Net income attributable to Aramark stockholders(1)	250,682	29,353	82,955	85,557
Earnings per share:
Basic	$1.02	$0.12	$0.34	$0.35
Diluted	0.99	0.12	0.33	0.34
Dividends declared per common share	0.110	0.110	0.110	0.110

	Quarter Ended
	December 29, 2017	March 30, 2018	June 29, 2018	September 28, 2018
Revenue	$3,965,118	$3,939,311	$3,971,606	$3,913,598
Cost of services provided(2)	3,522,230	3,563,009	3,526,293	3,386,380
Net income(3)	292,440	27,716	72,716	175,568
Net income attributable to Aramark stockholders(3)	292,284	27,569	72,577	175,455
Earnings per share:
Basic	$1.19	$0.11	$0.29	$0.71
Diluted	1.16	0.11	0.29	0.69
Dividends declared per common share	0.105	0.105	0.105	0.105

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Fiscal 2019 net income was impacted by the sale of HCT in the first quarter of fiscal 2019 (see Note 2).
(2)
Fiscal 2018 balances have been restated to reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (see Note 1).

(3)	Fiscal 2018 net income was impacted by the passage of the "Tax Cuts and Jobs Act" (see Note 9).

NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses and assets not specifically allocated to an individual segment and share-based compensation expense (see Note 11). In the Company's food and support services segments, approximately 78% of the global revenue is related to food services and 22% is related to facilities services. During fiscal 2019, the Company received proceeds of approximately $16.2 million relating to the recovery of the Company’s investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in “Cost of services provided” in the Consolidated Statements of Income. Financial information by segment follows (in millions):

	Revenue(1)
	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
FSS United States	$9,898.6	$10,137.8	$9,748.0
FSS International	3,742.9	3,655.8	3,291.7
Uniform	2,585.8	1,996.0	1,564.7
	$16,227.3	$15,789.6	$14,604.4

	Operating Income(1)(2)(3)
	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
FSS United States	$716.8	$682.7	$596.6
FSS International	142.7	142.2	155.8
Uniform	191.3	181.4	182.3
	1,050.8	1,006.3	934.7
Corporate	(159.6)	(187.9)	(133.1)
Operating Income	891.2	818.4	801.6
Interest and Other Financing Costs, net	(335.0)	(346.6)	(280.9)
Income Before Income Taxes	$556.2	$471.8	$520.7

	Depreciation and Amortization(1)
	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
FSS United States	$381.6	$405.0	$372.7
FSS International	69.4	64.8	55.3
Uniform	138.7	123.4	77.2
Corporate	2.9	3.0	3.0
	$592.6	$596.2	$508.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Expenditures and Other(1)
	Fiscal Year Ended
	September 27, 2019	September 28, 2018*	September 29, 2017
FSS United States	$375.9	$494.3	$420.4
FSS International	69.4	84.1	66.1
Uniform	61.0	332.5	67.5
Corporate	0.1	1.2	1.0
	$506.4	$912.1	$555.0
* Includes amounts acquired in business combinations

	Identifiable Assets(1)
	September 27, 2019	September 28, 2018
FSS United States	$8,368.1	$8,482.8
FSS International	2,039.2	2,072.0
Uniform	3,118.7	2,991.7
Corporate	210.3	173.6
	$13,736.3	$13,720.1

The following geographic data include revenue generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Revenue(1)
	Fiscal Year Ended
	September 27, 2019	September 28, 2018	September 29, 2017
United States	$12,070.0	$11,795.6	$11,098.0
Foreign	4,157.3	3,994.0	3,506.4
	$16,227.3	$15,789.6	$14,604.4

	Property and Equipment, net(1)
	September 27, 2019	September 28, 2018
United States	$1,854.7	$1,065.9
Foreign	327.1	312.2
	$2,181.8	$1,378.1

(1)
The adoption of the new ASU related to revenue recognition impacted each of the financial information categories presented (see Note 7). All financial information categories in fiscal 2019 for the FSS United States segment were also impacted by the sale of HCT in the first quarter of fiscal 2019 (see Note 2).

(2)
Fiscal 2018 and 2017 balances have been restated to reflect the impact of the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (see Note 1).

(3)
During fiscal 2019, the Company incurred expenses of $74.9 million related to special recognition awards, retirement contributions and employee training costs as a result of tax savings from U.S. tax reform. The breakdown of these expenses by segment are as follows: FSS United States: $58.7 million; FSS International: $0.4 million; Uniform: $14.4 million; and Corporate: $1.4 million.

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at September 27, 2019 and September 28, 2018 was $6,851.2 million and $7,303.1 million, respectively. The carrying value of the Company's debt at September 27, 2019 and September 28, 2018 was $6,682.2 million and $7,244.0 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) ASI and Aramark International Finance S.à.r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 5.125% Senior Notes due 2024 (the "2024 Notes"), 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"), 4.75% Senior Notes due June 1, 2026 ("2026 Notes") and 5.000% Senior Notes due February 1, 2028 (the "2028 Notes") are obligations of the Company's wholly-owned subsidiary, ASI, (other than the 3.125% 2025 Notes, which are obligations of the Company's wholly owned subsidiary, Aramark International Finance S.a.r.l) and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, are non-guarantors and do not guarantee the 2024 Notes, 2025 Notes, 2026 Notes or 2028 Notes ("Non-Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
September 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$33,510	$40,544	$172,584	$—	$246,643
Receivables	—	1,966	522,627	1,282,371	—	1,806,964
Inventories	—	15,804	301,091	94,424	—	411,319
Prepayments and other current assets	—	27,164	82,666	83,631	—	193,461
Total current assets	5	78,444	946,928	1,633,010	—	2,658,387
Property and Equipment, net	—	43,329	1,784,410	354,023	—	2,181,762
Goodwill	—	173,104	4,694,549	651,147	—	5,518,800
Investment in and Advances to Subsidiaries	3,320,042	6,649,119	—	717,228	(10,686,389)	—
Other Intangible Assets	—	29,684	1,819,315	184,567	—	2,033,566
Other Assets	—	20,382	979,350	346,076	(2,002)	1,343,806
	$3,320,047	$6,994,062	$10,224,552	$3,886,051	$(10,688,391)	$13,736,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$6,256	$27,924	$35,748	$—	$69,928
Accounts payable	—	127,640	507,903	363,974	—	999,517
Accrued expenses and other current liabilities	—	241,523	1,030,074	364,168	88	1,635,853
Total current liabilities	—	375,419	1,565,901	763,890	88	2,705,298
Long-term Borrowings	—	6,090,487	82,394	439,358	—	6,612,239
Deferred Income Taxes and Other Noncurrent Liabilities	—	380,453	569,409	138,960	—	1,088,822
Intercompany Payable	—	—	4,187,591	726,464	(4,914,055)	—
Redeemable Noncontrolling Interest	—	—	9,915	—	—	9,915
Total Stockholders' Equity	3,320,047	147,703	3,809,342	1,817,379	(5,774,424)	3,320,047
	$3,320,047	$6,994,062	$10,224,552	$3,886,051	$(10,688,391)	$13,736,321

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$1,062,655	$10,653,013	$4,511,673	$—	$16,227,341
Costs and Expenses:
Cost of services provided	—	981,661	9,362,232	4,188,769	—	14,532,662
Depreciation and amortization	—	16,377	473,833	102,363	—	592,573
Selling and general corporate expenses	—	162,963	176,714	27,579	—	367,256
Gain on sale of Healthcare Technologies	—	—	(156,309)	—	—	(156,309)
Interest and other financing costs, net	—	316,120	3,531	15,336	—	334,987
Expense allocations	—	(315,432)	274,501	40,931	—	—
	—	1,161,689	10,134,502	4,374,978	—	15,671,169
Income (Loss) before Income Taxes	—	(99,034)	518,511	136,695	—	556,172
Provision (Benefit) for Income Taxes	—	(38,388)	109,144	36,950	—	107,706
Equity in Net Income of Subsidiaries	448,549	—	—	—	(448,549)	—
Net income (loss)	448,549	(60,646)	409,367	99,745	(448,549)	448,466
Less: Net loss attributable to noncontrolling interest	—	—	(83)	—	—	(83)
Net income (loss) attributable to Aramark stockholders	448,549	(60,646)	409,450	99,745	(448,549)	448,549
Other comprehensive income (loss), net of tax	(125,742)	(71,282)	(553)	(121,505)	193,340	(125,742)
Comprehensive income (loss) attributable to Aramark stockholders	$322,807	$(131,928)	$408,897	$(21,760)	$(255,209)	$322,807

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$1,027,573	$10,432,088	$4,329,972	$—	$15,789,633
Costs and Expenses:
Cost of services provided	—	848,739	9,132,991	4,016,181	—	13,997,911
Depreciation and amortization	—	19,466	483,106	93,610	—	596,182
Selling and general corporate expenses	—	195,093	158,064	23,972	—	377,129
Interest and other financing costs, net	—	329,027	266	17,242	—	346,535
Expense allocations	—	(374,970)	353,628	21,342	—	—
	—	1,017,355	10,128,055	4,172,347	—	15,317,757
Income before Income Taxes	—	10,218	304,033	157,625	—	471,876
Provision (Benefit) for Income Taxes	—	(3,521)	(143,452)	50,409	—	(96,564)
Equity in Net Income of Subsidiaries	567,885	—	—	—	(567,885)	—
Net income	567,885	13,739	447,485	107,216	(567,885)	568,440
Less: Net income attributable to noncontrolling interest	—	—	555	—	—	555
Net income attributable to Aramark stockholders	567,885	13,739	446,930	107,216	(567,885)	567,885
Other comprehensive income (loss), net of tax	32,537	43,686	3,178	(36,776)	(10,088)	32,537
Comprehensive income attributable to Aramark stockholders	$600,422	$57,425	$450,108	$70,440	$(577,973)	$600,422

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the year ended September 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$1,041,490	$9,708,157	$3,854,765	$—	$14,604,412
Costs and Expenses:
Cost of services provided	—	941,031	8,507,705	3,546,667	—	12,995,403
Depreciation and amortization	—	17,502	416,979	73,731	—	508,212
Selling and general corporate expenses	—	140,305	138,304	20,561	—	299,170
Interest and other financing costs, net	—	273,405	(3,196)	10,776	—	280,985
Expense allocations	—	(348,042)	318,199	29,843	—	—
	—	1,024,201	9,377,991	3,681,578	—	14,083,770
Income Before Income Taxes	—	17,289	330,166	173,187	—	520,642
Provision for Income Taxes	—	5,139	98,144	43,172	—	146,455
Equity in Net Income of Subsidiaries	373,923	—	—	—	(373,923)	—
Net income	373,923	12,150	232,022	130,015	(373,923)	374,187
Less: Net income attributable to noncontrolling interest	—	—	264	—	—	264
Net income attributable to Aramark stockholders	373,923	12,150	231,758	130,015	(373,923)	373,923
Other comprehensive income, net of tax	57,023	35,667	431	80,204	(116,302)	57,023
Comprehensive income attributable to Aramark stockholders	$430,946	$47,817	$232,189	$210,219	$(490,225)	$430,946

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(47,231)	$757,832	$290,539	$(16,913)	$984,227
Cash flows from investing activities:
Purchases of property and equipment and other	—	(12,160)	(414,017)	(76,913)	—	(503,090)
Disposals of property and equipment	—	6,644	6,665	4,562	—	17,871
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(23,028)	(21,835)	—	(44,863)
Proceeds from government agencies related to property and equipment	—	—	23,025	—	—	23,025
Other investing activities	—	(356)	3,677	504	—	3,825
Net cash used in investing activities	—	(5,872)	(109,967)	(93,682)	—	(209,521)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	77,630	—	77,630
Payments of long-term borrowings	—	(545,809)	(34,431)	(74,320)	—	(654,560)
Payments of dividends	—	(108,439)	—	—	—	(108,439)
Proceeds from issuance of common stock	—	39,087	—	—	—	39,087
Repurchase of common stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(36,305)	(2,192)	(113)	—	(38,610)
Change in intercompany, net	—	737,363	(600,542)	(153,734)	16,913	—
Net cash provided by (used in) financing activities	—	35,897	(637,165)	(150,537)	16,913	(734,892)
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(8,196)	—	(8,196)
Decrease (increase) in cash and cash equivalents	—	(17,206)	10,700	38,124	—	31,618
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$33,510	$40,544	$172,584	$—	$246,643

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$111,541	$690,218	$315,703	$(65,587)	$1,051,875
Cash flows from investing activities:
Purchases of property and equipment other	—	(13,133)	(532,923)	(82,548)	—	(628,604)
Disposals of property and equipment	—	2,252	4,301	3,938	—	10,491
Acquisitions of businesses, net of cash acquired	—	(2,381,800)	244,581	(103,065)	—	(2,240,284)
Other investing activities	—	(3,095)	328	(4,112)	—	(6,879)
Net cash used in investing activities	—	(2,395,776)	(283,713)	(185,787)	—	(2,865,276)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,012,072	—	165,241	—	3,177,313
Payments of long-term borrowings	—	(833,854)	(28,142)	(111,693)	—	(973,689)
Net change in funding under the Receivables Facility	—	—	—	(254,200)	—	(254,200)
Payments of dividends	—	(103,115)	—	—	—	(103,115)
Proceeds from issuance of common stock	—	21,507	—	—	—	21,507
Repurchase of common stock	—	(24,410)	—	—	—	(24,410)
Other financing activities	—	(45,905)	(2,958)	(390)	—	(49,253)
Change in intercompany, net	—	197,144	(383,074)	120,343	65,587	—
Net cash provided by (used in) financing activities	—	2,223,439	(414,174)	(80,699)	65,587	1,794,153
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(4,524)	—	(4,524)
(Decrease) increase in cash and cash equivalents	—	(60,796)	(7,669)	44,693	—	(23,772)
Cash and cash equivalents, beginning of period	5	111,512	37,513	89,767	—	238,797
Cash and cash equivalents, end of period	$5	$50,716	$29,844	$134,460	$—	$215,025

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended September 29, 2017
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$261,282	$779,801	$200,018	$(188,275)	$1,052,826
Cash flows from investing activities:
Purchases of property and equipment and other	—	(20,939)	(443,262)	(88,528)	—	(552,729)
Disposals of property and equipment	—	494	14,780	3,632	—	18,906
Acquisitions of businesses, net of cash acquired	—	—	(37,130)	(104,992)	—	(142,122)
Other investing activities	—	(69,401)	36,946	29,916	—	(2,539)
Net cash used in investing activities	—	(89,846)	(428,666)	(159,972)	—	(678,484)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	3,451,164	—	400,253	—	3,851,417
Payments of long-term borrowings	—	(3,572,268)	(19,851)	(319,873)	—	(3,911,992)
Net change in funding under the Receivables Facility	—	—	—	(13,800)	—	(13,800)
Payments of dividends	—	(100,813)	—	—	—	(100,813)
Proceeds from issuance of common stock	—	28,779	—	—	—	28,779
Repurchase of common stock	—	(100,000)	—	—	—	(100,000)
Other financing activities	—	(69,172)	(2,973)	29,868	—	(42,277)
Change in intercompany, net	—	254,536	(322,142)	(120,669)	188,275	—
Net cash used in financing activities	—	(107,774)	(344,966)	(24,221)	188,275	(288,686)
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	561	—	561
Increase in cash and cash equivalents	—	63,662	6,169	16,386	—	86,217
Cash and cash equivalents, beginning of period	5	47,850	31,344	73,381	—	152,580
Cash and cash equivalents, end of period	$5	$111,512	$37,513	$89,767	$—	$238,797

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2019, SEPTEMBER 28, 2018 AND SEPTEMBER 29, 2017

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2019
Reserve for doubtful accounts, advances & current notes receivable	$52,682	$21,821	$24,937	$49,566
Fiscal Year 2018
Reserve for doubtful accounts, advances & current notes receivable	$53,416	$22,009	$22,743	$52,682
Fiscal Year 2017
Reserve for doubtful accounts, advances & current notes receivable	$48,058	$18,141	$12,783	$53,416

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

EXHIBIT INDEX
Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request to the Secretary, Aramark, 2400 Market Street, Philadelphia, PA 19103.

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

3.3
Second Amended and Restated By-laws of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

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

4.7*	Description of the Company's Common Stock, par value $0.01 per share.
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

10.14†
Letter Agreement, dated as of August 25, 2019, by and between Eric J. Foss and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on August 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.15†
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.16†
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.17†
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

10.19*†	Offer Letter dated September 6, 2016 between Aramark and Keith Bethel.
10.20*†	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2013 between Aramark Corporation and Keith Bethel.
10.21*†	Offer Letter dated February 4, 2019 between Aramark and Lauren A. Harrington.
10.22*†	Agreement Relating to Employment and Post-Employment Competition dated August 25, 2019 between Aramark and Lauren A. Harrington.
10.23†
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

10.25†
Offer Letter by and between Aramark and Mr. John J. Zillmer, dated October 6, 2019 (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.26†
Agreement Relating to Employment and Post-Employment Competition by and between Aramark and Mr. John J. Zillmer, dated October 6, 2019 (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.27†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.28†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.29*†	Form of Indemnification Agreement (Executive Officers)
10.30†
Indemnification Agreement dated May 7, 2012 between Eric Foss and Aramark Services, Inc. (incorporated by reference to Exhibit 10.6 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.31†
Indemnification Agreement dated December 12, 2012 between Stephen R. Reynolds and Aramark Services, Inc. (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 20, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.32†
Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.33†
Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.34†
Indemnification Agreement dated April 6, 2015, between Stephen P. Bramlage, Jr. and Aramark (incorporated by reference to Exhibit 10.3 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.35†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.36†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.37†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.38†
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

10.40†
Third Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2016, pursuant to the Exchange Act (file number 001-36233)).

10.41†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 to Aramark's Annual Report on Form 10-K filed with the SEC on November 21, 2018 pursuant to the Exchange Act (file number 001-36223).

10.42*†	Amended and Restated Aramark Management Incentive Bonus Plan.
10.43†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.44†
Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.45†
Aramark's Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.46†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.47†
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

10.49†
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

10.52†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.53†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.54†
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

10.57†
Form of Replacement Stock Option Award Agreement with Aramark (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.58†
Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.59†
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

10.62†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.63†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.64†
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

10.68†
Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.69†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.26 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.70†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.71†
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

10.74†
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

10.79†
Form of Schedule I to Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.71 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.80†
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

10.92†
Form of Schedule I to Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.93*†	Form of Non-Qualified Stock Option Award.
10.94*†	Form of Restricted Stock Unit Award (Time Vesting).
10.95*†	Form of Performance Stock Unit Award.
10.96*†	Form of Schedule I to Performance Stock Unit Award.
10.97†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.98†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.99†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.100†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.101†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.102
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

10.103
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

10.104
Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated October 6, 2019. (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Stephen P. Bramlage, Jr., Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Stephen P. Bramlage, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K; included in Exhibit 101 Inline XBRL document set.
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