Form 10-Q
period 2019-12-27
Aramark
filed 2020-02-04
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended December 27, 2019 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 24, 2020, the number of shares of the registrant's common stock outstanding is 252,267,858.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: unfavorable economic conditions; natural disasters, global calamities, pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto; the risk of unanticipated restructuring costs or assumption of undisclosed liabilities; the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the transactions will be accretive and within the expected timeframes; the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose; the disruption of the transactions to each of Avendra and AmeriPride and their respective managements; the effect of the transactions on each of Avendra's and AmeriPride's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; disruptions in the availability of our computer systems or privacy breaches; failure to maintain effective internal controls; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 26, 2019 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 27, 2019	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$264,618	$246,643
Receivables (less allowances: 2020 - $42,951; 2019 - $49,566)	1,971,939	1,806,964
Inventories	397,933	411,319
Prepayments and other current assets	194,417	193,461
Total current assets	2,828,907	2,658,387
Property and Equipment, net	2,158,162	2,181,762
Goodwill	5,537,025	5,518,800
Other Intangible Assets	2,013,773	2,033,566
Operating Lease Right-of-use Assets (see Note 8)	561,872	—
Other Assets	1,173,326	1,343,806
	$14,273,065	$13,736,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$82,981	$69,928
Current operating lease liabilities (see Note 8)	75,751	—
Accounts payable	855,214	999,517
Accrued expenses and other current liabilities	1,283,547	1,635,853
Total current liabilities	2,297,493	2,705,298
Long-Term Borrowings	7,087,720	6,612,239
Noncurrent Operating Lease Liabilities (see Note 8)	345,500	—
Deferred Income Taxes and Other Noncurrent Liabilities	1,080,768	1,088,822
Redeemable Noncontrolling Interest	10,008	9,915
Stockholders' Equity:
Common stock, par value $.01 (authorized: 600,000,000 shares; issued: 2020—287,103,477 shares and 2019—282,919,536 shares; and outstanding: 2020—250,064,705 shares and 2019—247,756,091 shares)	2,871	2,829
Capital surplus	3,311,147	3,236,450
Retained earnings	1,223,078	1,107,029
Accumulated other comprehensive loss	(195,765)	(216,965)
Treasury stock (shares held in treasury: 2020—37,038,772 shares and 2019—35,163,445 shares)	(889,755)	(809,296)
Total stockholders' equity	3,451,576	3,320,047
	$14,273,065	$13,736,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 27, 2019	December 28, 2018
Revenue	$4,253,597	$4,265,349
Costs and Expenses:
Cost of services provided	3,768,113	3,794,445
Depreciation and amortization	147,936	150,721
Selling and general corporate expenses	83,255	104,130
Gain on sale of Healthcare Technologies	—	(157,309)
	3,999,304	3,891,987
Operating income	254,293	373,362
Interest and Other Financing Costs, net	79,585	82,978
Income Before Income Taxes	174,708	290,384
Provision for Income Taxes	28,825	39,708
Net income	145,883	250,676
Less: Net income (loss) attributable to noncontrolling interest	122	(6)
Net income attributable to Aramark stockholders	$145,761	$250,682

Earnings per share attributable to Aramark stockholders:
Basic	$0.59	$1.02
Diluted	$0.57	$0.99
Weighted Average Shares Outstanding:
Basic	248,731	246,887
Diluted	254,121	253,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 27, 2019	December 28, 2018
Net income	$145,883	$250,676
Other comprehensive income (loss), net of tax
Pension plan adjustments	(285)	753
Foreign currency translation adjustments	14,585	(18,007)
Fair value of cash flow hedges	6,753	(24,239)
Share of equity investee's comprehensive income (loss)	147	(280)
Other comprehensive income (loss), net of tax	21,200	(41,773)
Comprehensive income	167,083	208,903
Less: Net income (loss) attributable to noncontrolling interest	122	(6)
Comprehensive income attributable to Aramark stockholders	$166,961	$208,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 27, 2019	December 28, 2018
Cash flows from operating activities:
Net income	$145,883	$250,676
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	147,936	150,721
Deferred income taxes	29,432	(5,764)
Share-based compensation expense	14,116	18,562
Net gain on sale of Healthcare Technologies	—	(140,165)
Changes in operating assets and liabilities:
Accounts Receivable	(155,284)	(145,634)
Inventories	14,199	(7,858)
Prepayments and Other Current Assets	(2,224)	(47)
Accounts Payable	(141,235)	(132,285)
Accrued Expenses	(359,801)	(150,229)
Payments made to clients on contracts	(10,006)	(22,422)
Other operating activities	7,500	(19,217)
Net cash used in operating activities	(309,484)	(203,662)
Cash flows from investing activities:
Purchases of property and equipment and other	(99,196)	(114,400)
Disposals of property and equipment	3,646	954
Proceeds from divestiture	—	293,711
Acquisition of certain businesses, net of cash acquired	(7,102)	(5,257)
Proceeds from governmental agencies related to property and equipment	15,250	16,200
Other investing activities	51	2,943
Net cash (used in) provided by investing activities	(87,351)	194,151
Cash flows from financing activities:
Proceeds from long-term borrowings	58,671	72,723
Payments of long-term borrowings	(38,385)	(314,031)
Net change in funding under the Receivables Facility	450,000	390,000
Payments of dividends	(27,483)	(27,161)
Proceeds from issuance of common stock	26,089	1,077
Repurchase of common stock	—	(50,000)
Other financing activities	(57,329)	(24,489)
Net cash provided by financing activities	411,563	48,119
Effect of foreign exchange rates on cash and cash equivalents	3,247	(3,752)
Increase in cash and cash equivalents	17,975	34,856
Cash and cash equivalents, beginning of period	246,643	215,025
Cash and cash equivalents, end of period	$264,618	$249,881

	Three Months Ended
(dollars in millions)	December 27, 2019	December 28, 2018
Interest paid	$87.3	$80.2
Income taxes paid	$15.7	$57.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net income attributable to Aramark stockholders	145,761			145,761
Other comprehensive income	21,200				21,200
Capital contributions from issuance of common stock	60,623	42	60,581
Share-based compensation expense	14,116		14,116
Repurchases of Common Stock	(80,459)					(80,459)
Payments of dividends	(29,712)			(29,712)
Balance, December 27, 2019	$3,451,576	$2,871	$3,311,147	$1,223,078	$(195,765)	$(889,755)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	250,682			250,682
Other comprehensive loss	(41,773)				(41,773)
Capital contributions from issuance of common stock	3,510	14	3,496
Share-based compensation expense	18,562		18,562
Repurchases of Common Stock	(71,884)					(71,884)
Payments of dividends	(29,157)			(29,157)
Balance, December 28, 2018	$3,217,893	$2,807	$3,154,479	$990,439	$(132,996)	$(796,836)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 26, 2019. The Condensed Consolidated Balance Sheet as of September 27, 2019 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All significant intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards
In March 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which provided clarification regarding three issues related to the lease recognition standard. The guidance was effective for the Company in the first quarter of fiscal 2020 when the lease accounting standard was adopted. See below for further discussion regarding the impact of this standard.
In July 2018, the FASB issued two ASUs regarding the lease recognition standard. The guidance provided clarification on issues identified regarding the adoption of the standard, provided an additional transition method to adopt the standard and provided an additional practical expedient to lessors. The guidance was effective for the Company in the first quarter of fiscal 2020 when the lease accounting standard was adopted. See below for further discussion regarding the impact of this standard.
In July 2018, the FASB issued an ASU which clarifies, corrects errors in or makes minor improvements to the Accounting Standards Codification. The guidance was effective for the Company either upon issuance or in the first quarter of fiscal 2020, depending on the amendment. There was no impact on the condensed consolidated financial statements related to the amendments that were effective upon issuance of the guidance. The Company adopted the remaining amendments of the pronouncement in the first quarter of fiscal 2020, which did not have a material impact on the condensed consolidated financial statements.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance was effective for the Company in the first quarter of fiscal 2020. The Company adopted the guidance in the first quarter of fiscal 2020, which did not have an impact on the condensed consolidated financial statements. The Company did not elect to reclassify the stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the revenue recognition standard and the lease accounting standard (see below). The guidance was effective for the Company in the first quarter of fiscal 2019 with respect to the revenue recognition standard and in the first quarter of fiscal 2020 with respect to the lease accounting standard. The Company adopted the revenue related portions of this standard in conjunction with the revenue recognition standard during the first quarter of fiscal 2019. The lease related portions of this standard were adopted in the first quarter of fiscal 2020 in conjunction with the lease recognition standard. See below for further discussion regarding the impact of the lease accounting provisions related to this standard.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as operating lease liabilities with corresponding operating lease right-of-use assets and to disclose key information about lease arrangements. Recognition of expense on the Condensed Consolidated Statements of Income continues in a manner similar to previous guidance. The Company adopted this guidance on September 28, 2019 (first day of fiscal 2020).

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the new lease guidance, the Company completed a comprehensive review of its lease arrangements in order to determine the impact of this ASU on its consolidated financial statements and related disclosures. The Company identified and implemented appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard.
The Company adopted Accounting Standards Codification 842 (“ASC 842” or the "new lease standard") using the modified retrospective transition approach with an adjustment that recognized "Operating Lease Right-of-use Assets," "Current operating lease liabilities" and "Noncurrent Operating Lease Liabilities" on the Condensed Consolidated Balance Sheets on September 28, 2019. Comparative period information and disclosures were not revised as a result of the recognition and measurement of leases. Adoption of the new lease standard resulted in the recognition of operating lease liabilities and associated operating lease right-of-use assets of approximately $416.1 million and $558.5 million, respectively, as of September 28, 2019 on the Condensed Consolidated Balance Sheets. The operating lease right-of-use assets includes adjustments for deferred rent, tenant improvement allowances and prepaid rent, including $166.9 million of long-term prepaid rent associated with certain leases at client locations. There was no material impact to the Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows as a result of adoption. See Note 8 for further information on the impact of adopting the new lease standard.
Standards Not Yet Adopted (from most to least recent date of issuance)
In December 2019, the FASB issued an ASU which simplifies the accounting for income taxes and clarifies and amends existing income tax guidance. Impacted areas include intraperiod tax allocations, interim period taxes, deferred tax liabilities with outside basis differences, franchise taxes and transactions which result in the "step-up" of goodwill. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2019, the FASB issued an ASU which provides clarification and improvements to existing guidance related to the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The Company is currently evaluating the impact of this standard.
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The Company is currently evaluating the impact of this standard.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The guidance related to the credit losses on financial instruments ASU and the financial instruments ASU will be adopted in the first quarter of fiscal 2021. The Company adopted the guidance related to derivatives and hedging in the first quarter of fiscal 2020, which did not have a material impact on the condensed consolidated financial statements. The Company is currently evaluating the impact of the remaining amendments of this standard.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to defined benefit pension plans. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to fair value measurements. The Company will adopt this guidance in the first quarter of fiscal 2021 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The Company will adopt this guidance in the first quarter of fiscal 2021. The Company is currently evaluating the impact of this standard.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 27, 2019			December 28, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$145,883			$250,676
Pension plan adjustments	(285)	—	(285)	753	—	753
Foreign currency translation adjustments	14,354	231	14,585	(17,876)	(131)	(18,007)
Fair value of cash flow hedges	9,126	(2,373)	6,753	(32,702)	8,463	(24,239)
Share of equity investee's comprehensive income (loss)	147	—	147	(280)	—	(280)
Other comprehensive income (loss)	23,342	(2,142)	21,200	(50,105)	8,332	(41,773)
Comprehensive income			167,083			208,903
Less: Net income (loss) attributable to noncontrolling interest			122			(6)
Comprehensive income attributable to Aramark stockholders			$166,961			$208,909

Accumulated other comprehensive loss consists of the following (in thousands):

	December 27, 2019	September 27, 2019
Pension plan adjustments	$(47,507)	$(47,222)
Foreign currency translation adjustments	(113,534)	(128,119)
Cash flow hedges	(24,303)	(31,056)
Share of equity investee's accumulated other comprehensive loss	(10,421)	(10,568)
	$(195,765)	$(216,965)

Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During the first quarter of both fiscal 2020 and 2019, the impact of foreign currency transactions were immaterial to the condensed consolidated financial statements.
Current Assets
Beginning in fiscal 2019, the Company began insuring portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of December 27, 2019. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payments of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of December 27, 2019, cash and cash equivalents at the Captive was $59.9 million.
The Company is self-insured for a portion of the risk retained under its general liability, automobile liability and workers' compensation insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost due to the lack of readily available fair values related to these investments.
NOTE 2. DIVESTITURES:
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $157.3 million (tax effected gain of $140.2 million) in the Condensed Consolidated Statements of Income for the three months ended December 28, 2018.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $22.0 million for the three months ended December 28, 2018. The Company completed this cost savings phase as of September 27, 2019. As of December 27, 2019 and September 27, 2019, the Company had an accrual of approximately $9.6 million and $11.9 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through fiscal 2020.
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
Changes in total goodwill during the three months ended December 27, 2019 is as follows (in thousands):

Segment	September 27, 2019	Acquisitions	Translation	December 27, 2019
FSS United States	$3,949,218	$728	$15	$3,949,961
FSS International	608,468	220	17,101	625,789
Uniform	961,114	40	121	961,275
	$5,518,800	$988	$17,237	$5,537,025

Other intangible assets consist of the following (in thousands):

	December 27, 2019			September 27, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,189,753	$(1,221,563)	$968,190	$2,183,492	$(1,193,525)	$989,967
Trade names	1,050,801	(5,218)	1,045,583	1,047,959	(4,360)	1,043,599
	$3,240,554	$(1,226,781)	$2,013,773	$3,231,451	$(1,197,885)	$2,033,566

Amortization of intangible assets for the three months ended December 27, 2019 and December 28, 2018 was approximately $29.1 million and $30.4 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 27, 2019	September 27, 2019
Senior secured revolving credit facility, due October 2023	$78,711	$51,410
Senior secured term loan facility, due October 2023	506,463	507,887
Senior secured term loan facility, due March 2024	829,535	829,344
Senior secured term loan facility, due March 2025	1,658,308	1,658,026
5.125% senior notes, due January 2024	902,213	902,351
5.000% senior notes, due April 2025	592,398	592,087
3.125% senior notes, due April 2025(1)	360,128	352,363
4.750% senior notes, due June 2026	494,898	494,731
5.000% senior notes, due February 2028	1,137,923	1,137,625
Receivables Facility, due May 2021	450,000	—
Finance leases	142,552	148,754
Other	17,572	7,589
	7,170,701	6,682,167
Less—current portion	(82,981)	(69,928)
	$7,087,720	$6,612,239

(1)	This is a Euro denominated borrowing.

As of December 27, 2019, there was approximately $923.6 million of outstanding foreign currency borrowings.
Fiscal 2020 Refinancing Transactions
On January 15, 2020, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, entered into Amendment No. 8 ("Amendment No. 8") to the credit agreement dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement") and last amended by Amendment No. 7 on October 1, 2018. Amendment No. 8 provides for an incremental, senior secured credit facility under the Credit Agreement comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027 (the "U.S. Term Loan B due 2027"). The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%.
The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses, including a $23.1 million call premium on the 2024 Notes and approximately $6.5 million of charges related to banker fees, rating agency fees and legal fees.
The U.S. Term Loan B due 2027 bears interest at a rate equal to, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 1.75% for borrowings based on the LIBOR rate, subject to a LIBOR floor of 0.00% and 0.75% for borrowings based on the base rate, subject to a minimum base rate of 0.00%.
The Company is required to make quarterly principal repayments on the U.S. Term Loan B due 2027 in quarterly amounts of 1.00% per annum of the funded total principal amount on the initial funding date thereof and is subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term Loan B due 2024 and U.S. Term Loan B due 2025, in each case, outstanding under the Credit Agreement.
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements, foreign currency forward exchange contracts and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has approximately $3.3 billion notional amount of outstanding interest rate swap agreements as of December 27, 2019, which fixes the rate on a like amount of variable rate borrowings through January of fiscal 2025. During the three months ended December 27, 2019, the Company entered into approximately $800.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 27, 2019 and September 27, 2019, approximately ($24.3) million and ($31.1) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	December 27, 2019	December 28, 2018
Interest rate swap agreements	$6,926	$(31,000)

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 27, 2019, the Company has contracts for approximately 17.8 million gallons outstanding through the first quarter of fiscal 2021. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $3.1 million for the three months ended December 27, 2019. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $9.2 million for the three months ended December 28, 2018. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to"Costs of services provided" in the Condensed Consolidated Statements of Income.
As of December 27, 2019, the Company had foreign currency forward exchange contracts outstanding with notional amounts of €37.5 million, £6.5 million and CAD$5.0 million to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 27, 2019	September 27, 2019
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Noncurrent Assets	$200	$—

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	166	64
Gasoline and diesel fuel agreements	Prepayments and other current assets	2,652	—
		$3,018	$64
LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Other Noncurrent Liabilities	$31,996	$43,112

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts payable	—	462
		$31,996	$43,574

The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 27, 2019	December 28, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$2,200	$(1,702)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	(3,798)	9,144
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	(102)	178
		(3,900)	9,322
		$(1,700)	$7,620

At December 27, 2019, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $10.2 million.
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations it serves. Within the FSS United States and FSS International segments, the Company provides food and beverage services, including catering and retail services, or facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within the Uniform segment, the Company provides a full service uniform solution, including delivery, cleaning and maintenance. In accordance with Accounting Standards Codification 606 ("ASC 606"), the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	December 27, 2019	December 28, 2018
FSS United States:
Business & Industry	$405.5	$399.9
Education	1,001.1	1,016.3
Healthcare	227.2	263.3
Sports, Leisure & Corrections	608.9	594.3
Facilities & Other	396.3	386.5
Total FSS United States	2,639.0	2,660.3

FSS International:
Europe	502.7	520.1
Rest of World	443.5	433.0
Total FSS International	946.2	953.1

Uniform	668.4	651.9

Total Revenue	$4,253.6	$4,265.3

Contract Balances
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
During the three months ended December 27, 2019, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. Below is a summary of the changes (in millions):

	Balance, September 27, 2019	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, December 27, 2019
Deferred income	$319.0	240.3	(405.6)	$153.7

NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include variable lease payments. The Company assesses

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

whether an arrangement is a lease, or contains a lease, upon inception of the related contract. Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $25.9 million at December 27, 2019 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 27, 2019.
As a result of adopting ASC 842 on September 28, 2019 (first day of fiscal 2020), the Company recognized $416.1 million of operating lease liabilities and $558.5 million of operating lease right-of-use assets on its Condensed Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Operating lease right-of-use lease assets include adjustments for deferred rent, tenant improvement allowances and prepaid rent. Lease expense is recognized on a straight-line basis over the expected lease term.
Variable lease payments, which primarily consist of leases associated with our revenue contracts with customers, real estate taxes, common area maintenance charges, insurance costs and other operating expenses, are not included in the operating lease right-of-use asset or operating lease liability balances and are recognized in the period in which the expenses are incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively. Options to extend lease terms that are reasonably certain of exercise are recognized as part of the operating lease right-of-use asset and operating lease liability balances.
As permitted under the transition guidance upon adoption of ASC 842, the Company elected the following practical expedients:

•	the simplified approach to not recast comparative periods and to apply the new lease standard on a prospective basis beginning in the year of initial adoption;

•	the package of practical expedients to not reassess the lease determination, lease classification or initial direct costs for leases commenced prior to adoption;

•	the component election to not separate lease and nonlease components in all arrangements that contain a lease; and

•	the short-term lease recognition exemption whereby lease-related assets and liabilities are not recognized for arrangements with initial lease terms of one year or less.
The Company did not elect the use of the hindsight expedient for determining the lease term.
The Company is required to discount its future minimum lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company uses its incremental borrowing rate as the discount rate. The Company uses a portfolio approach to determine the incremental borrowing rate based on the geographic location of the lease and the remaining lease term. The incremental borrowing rate is calculated using a base line rate plus an applicable margin.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the location of the operating and finance leases in the Company’s Condensed Consolidated Balance Sheets as of December 27, 2019 (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	December 27, 2019
Assets:
Operating	Operating Lease Right-of-use Assets	$561,872
Finance	Property and Equipment, net	134,539
Total lease assets		$696,411
Liabilities:
Current
Operating	Current operating lease liabilities	$75,751
Finance	Current maturities of long-term borrowings	30,928
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	345,500
Finance	Long-term borrowings	111,624
Total lease liabilities		$563,803

Weighted average remaining lease term (in years)
Operating leases		9.1
Finance leases		8.5
Weighted average discount rate
Operating leases		3.6%
Finance leases		4.1%

The following table summarizes the location of lease related costs in the Condensed Consolidated Statements of Income for the three months ended December 27, 2019 (in thousands):

		Three Months Ended
Lease Cost	Income Statement Location	December 27, 2019
Operating lease cost[1]:
Fixed lease costs	Cost of services provided	$29,529
Variable lease costs[2]	Cost of services provided	196,625
Short-term lease costs	Cost of services provided	21,330
Finance lease cost[3]:
Amortization of right-of-use-assets	Depreciation and amortization	7,087
Interest on lease liabilities	Interest and Other Financing Costs, net	1,291
Net lease cost		$255,862

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $193.6 million of costs related to leases associated with revenue contracts with customers. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales.

(3)	Excludes variable lease costs, which are immaterial.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

Three Months Ended
December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$245,284
Operating cash flows from finance leases	1,270
Financing cash flows from finance leases	8,613
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$23,768
Finance leases	1,722

Future minimum lease payments under non-cancelable leases as of December 27, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$68,984	$18,818	$87,802
2021	76,092	35,769	111,861
2022	58,588	19,827	78,415
2023	46,282	16,558	62,840
2024	38,567	14,042	52,609
Thereafter	213,448	52,396	265,844
Total future minimum lease payments	501,961	157,410	659,371
Less: Interest	(80,710)	(14,858)	(95,568)
Present value of lease liabilities	$421,251	$142,552	$563,803

Following is a schedule of the future minimum rental and similar commitments under all non-cancelable operating leases as of September 27, 2019 (in thousands):

2020	$101,061
2021	74,908
2022	56,765
2023	43,795
2024	36,215
2025-Thereafter	214,818
Total minimum rental obligations	$527,562

NOTE 9. STOCKHOLDERS' EQUITY:
During the three months ended December 27, 2019 and December 28, 2018, the Company paid cash dividends of approximately $27.5 million and $27.2 million to its stockholders, respectively. On January 28, 2020, the Company's Board declared a $0.110 dividend per share of common stock, payable on February 27, 2020, to shareholders of record on the close of business on February 13, 2020. During the first quarter of fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019.
On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which replaces the Company's 2013 Incentive Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Incentive Plan.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), and Deferred Stock Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended
	December 27, 2019	December 28, 2018
TBOs	$2.9	$5.3
RSUs	8.1	8.9
PSUs	2.6	3.8
Deferred Stock Units	0.5	0.6
	$14.1	$18.6

Taxes related to share-based compensation	$3.5	$4.6
Cash Received from Option Exercises	26.1	1.1
Tax Benefit on Share Deliveries	18.6	1.3

The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 27, 2019:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.5	$9.49
RSUs	1.1	$42.40
PSUs(1)(2)	0.9	$45.03
	3.5

(1)	Includes approximately 0.3 million shares resulting from the payout of the 2017 PSU grants due to exceeding the adjusted earnings per share target.
(2)
During the first quarter of fiscal 2020, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative three year performance period and the participant's continued employment with the Company. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome.

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 27, 2019	December 28, 2018
Earnings:
Net income attributable to Aramark stockholders	$145,761	$250,682
Shares:
Basic weighted-average shares outstanding	248,731	246,887
Effect of dilutive securities	5,390	6,769
Diluted weighted-average shares outstanding	254,121	253,656

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.59	$1.02
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.57	$0.99
Share-based awards to purchase 1.6 million and 4.6 million shares were outstanding for the three months ended December 27, 2019 and December 28, 2018, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares and 1.7 million shares were outstanding for the three months ended December 27, 2019 and December 28, 2018, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
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
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of December 27, 2019, the Company had $8.8 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. The Company recognized the settlement charge in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of December 27, 2019.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). In the Company's food and support services segments, approximately 78% of the global revenue is related to food services and 22% is related to facilities services. During the three months ended December 27, 2019 and December 28, 2018, the Company received proceeds of approximately $15.3 million and $16.2 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided" in the Condensed Consolidated Statements of Income. Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	December 27, 2019	December 28, 2018
FSS United States	$2,639.0	$2,660.3
FSS International	946.2	953.1
Uniform	668.4	651.9
	$4,253.6	$4,265.3

	Operating Income
	Three Months Ended
	December 27, 2019	December 28, 2018
FSS United States	$185.9	$363.7
FSS International	43.7	11.5
Uniform	53.3	52.7
	282.9	427.9
Corporate	(28.6)	(54.5)
Operating Income	254.3	373.4
Interest and Other Financing Costs, net	79.6	83.0
Income Before Income Taxes	$174.7	$290.4

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
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at December 27, 2019 and September 27, 2019 was $7,374.1 million and $6,851.2 million, respectively. The carrying value of the Company's debt at December 27, 2019 and September 27, 2019 was $7,170.7 million and $6,682.2 million, respectively. The fair values were computed using market quotes, if available, or based

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) ASI and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 5.125% Senior Notes due 2024 (the "2024 Notes"), 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"), 4.75% Senior Notes due June 1, 2026 ("2026 Notes") and 5.000% Senior Notes due February 1, 2028 (the "2028 Notes") are obligations of the Company's wholly-owned subsidiary, ASI, (other than the 3.125% 2025 Notes, which are obligations of the Company's wholly owned subsidiary, Aramark International Finance S.a.r.l) and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, are non-guarantors and do not guarantee the 2024 Notes, 2025 Notes, 2026 Notes or 2028 Notes ("Non Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$35,168	$33,544	$195,901	$—	$264,618
Receivables	—	1,388	551,947	1,418,604	—	1,971,939
Inventories	—	15,567	284,698	97,668	—	397,933
Prepayments and other current assets	—	46,536	68,272	79,609	—	194,417
Total current assets	5	98,659	938,461	1,791,782	—	2,828,907
Property and Equipment, net	—	43,896	1,763,268	350,998	—	2,158,162
Goodwill	—	173,104	4,695,304	668,617	—	5,537,025
Investment in and Advances to Subsidiaries	3,451,571	6,532,122	—	745,792	(10,729,485)	—
Other Intangible Assets	—	21,526	1,804,342	187,905	—	2,013,773
Operating Lease Right-of-use Assets	—	20,700	457,597	83,575	—	561,872
Other Assets	—	18,440	798,897	357,991	(2,002)	1,173,326
	$3,451,576	$6,908,447	$10,457,869	$4,186,660	$(10,731,487)	$14,273,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$6,662	$27,491	$48,828	$—	$82,981
Current operating lease liabilities	—	2,194	54,742	18,815	—	75,751
Accounts payable	—	128,402	421,271	305,541	—	855,214
Accrued expenses and other current liabilities	—	208,474	710,173	364,812	88	1,283,547
Total current liabilities	—	345,732	1,213,677	737,996	88	2,297,493
Long-term Borrowings	—	6,076,564	76,619	934,537	—	7,087,720
Noncurrent Operating Lease Liabilities	—	17,348	263,244	64,908	—	345,500
Deferred Income Taxes and Other Noncurrent Liabilities	—	366,329	549,167	165,272	—	1,080,768
Intercompany Payable	—	—	4,411,209	385,850	(4,797,059)	—
Redeemable Noncontrolling Interest	—	—	10,008	—	—	10,008
Total Stockholders' Equity	3,451,576	102,474	3,933,945	1,898,097	(5,934,516)	3,451,576
	$3,451,576	$6,908,447	$10,457,869	$4,186,660	$(10,731,487)	$14,273,065

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$268,435	$2,840,056	$1,145,106	$—	$4,253,597
Costs and Expenses:
Cost of services provided	—	246,308	2,473,177	1,048,628	—	3,768,113
Depreciation and amortization	—	11,944	109,237	26,755	—	147,936
Selling and general corporate expenses	—	30,179	46,240	6,836	—	83,255
Interest and other financing costs, net	—	74,769	645	4,171	—	79,585
Expense allocations	—	(69,599)	65,378	4,221	—	—
	—	293,601	2,694,677	1,090,611	—	4,078,889
Income (Loss) before Income Tax	—	(25,166)	145,379	54,495	—	174,708
Provision (Benefit) for Income Taxes	—	(7,352)	22,209	13,968	—	28,825
Equity in Net Income of Subsidiaries	145,761	—	—	—	(145,761)	—
Net income (loss)	145,761	(17,814)	123,170	40,527	(145,761)	145,883
Less: Net income attributable to noncontrolling interest	—	—	122	—	—	122
Net income (loss) attributable to Aramark stockholders	145,761	(17,814)	123,048	40,527	(145,761)	145,761
Other comprehensive income, net of tax	21,200	8,018	1,486	36,544	(46,048)	21,200
Comprehensive income (loss) attributable to Aramark stockholders	$166,961	$(9,796)	$124,534	$77,071	$(191,809)	$166,961

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the three months ended December 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$268,522	$2,848,927	$1,147,900	$—	$4,265,349
Costs and Expenses:
Cost of services provided	—	246,609	2,464,602	1,083,234	—	3,794,445
Depreciation and amortization	—	4,472	120,982	25,267	—	150,721
Selling and general corporate expenses	—	55,742	41,552	6,836	—	104,130
Gain on sale of Healthcare Technologies	—	—	(157,309)	—	—	(157,309)
Interest and other financing costs, net	—	78,560	971	3,447	—	82,978
Expense allocations	—	(230,589)	225,801	4,788	—	—
	—	154,794	2,696,599	1,123,572	—	3,974,965
Income before Income Taxes	—	113,728	152,328	24,328	—	290,384
Provision for Income Taxes	—	8,741	25,000	5,967	—	39,708
Equity in Net Income of Subsidiaries	250,682	—	—	—	(250,682)	—
Net income	250,682	104,987	127,328	18,361	(250,682)	250,676
Less: Net loss attributable to noncontrolling interest	—	—	(6)	—	—	(6)
Net income attributable to Aramark stockholders	250,682	104,987	127,334	18,361	(250,682)	250,682
Other comprehensive loss, net of tax	(41,773)	(27,351)	—	(44,951)	72,302	(41,773)
Comprehensive income (loss) attributable to Aramark stockholders	$208,909	$77,636	$127,334	$(26,590)	$(178,380)	$208,909

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 27, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$(38,011)	$(153,914)	$(117,559)	$—	$(309,484)
Cash flows from investing activities:
Purchases of property and equipment and other	—	(12,141)	(72,678)	(14,377)	—	(99,196)
Disposals of property and equipment	—	324	438	2,884	—	3,646
Acquisitions of businesses, net of cash acquired	—	—	(3,205)	(3,897)	—	(7,102)
Proceeds from governmental agencies related to property and equipment	—	—	15,250	—	—	15,250
Other investing activities	—	(14)	(1,380)	1,445	—	51
Net cash used in investing activities	—	(11,831)	(61,575)	(13,945)	—	(87,351)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	58,671	—	58,671
Payments of long-term borrowings	—	(21,151)	(7,765)	(9,469)	—	(38,385)
Net change in funding under the Receivables Facility	—	—	—	450,000	—	450,000
Payments of dividends	—	(27,483)	—	—	—	(27,483)
Proceeds from issuance of common stock	—	26,089	—	—	—	26,089
Repurchase of common stock	—	—	—	—	—	—
Other financing activities	—	(56,471)	(858)	—	—	(57,329)
Change in intercompany, net	—	130,516	217,112	(347,628)	—	—
Net cash provided by financing activities	—	51,500	208,489	151,574	—	411,563
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	3,247	—	3,247
Increase (decrease) in cash and cash equivalents	—	1,658	(7,000)	23,317	—	17,975
Cash and cash equivalents, beginning of period	5	33,510	40,544	172,584	—	246,643
Cash and cash equivalents, end of period	$5	$35,168	$33,544	$195,901	$—	$264,618

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended December 28, 2018
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$172,881	$(328,363)	$(43,680)	$(4,500)	$(203,662)
Cash flows from investing activities:
Purchases of property and equipment and other	—	(4,454)	(89,443)	(20,503)	—	(114,400)
Disposals of property and equipment	—	50	564	340	—	954
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(5,033)	(224)	—	(5,257)
Proceeds from governmental agencies related to property and equipment	—	—	16,200	—	—	16,200
Other investing activities	—	862	1,744	337	—	2,943
Net cash (used in) provided by investing activities	—	(3,542)	217,743	(20,050)	—	194,151
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	72,723	—	72,723
Payments of long-term borrowings	—	(278,339)	(8,781)	(26,911)	—	(314,031)
Net change in funding under the Receivables Facility	—	—	—	390,000	—	390,000
Payments of dividends	—	(27,161)	—	—	—	(27,161)
Proceeds from issuance of common stock	—	1,077	—	—	—	1,077
Repurchase of common stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(23,447)	(929)	(113)	—	(24,489)
Change in intercompany, net	—	203,883	121,522	(329,905)	4,500	—
Net cash (used in) provided by financing activities	—	(173,987)	111,812	105,794	4,500	48,119
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(3,752)	—	(3,752)
(Decrease) increase in cash and cash equivalents	—	(4,648)	1,192	38,312	—	34,856
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$46,068	$31,036	$172,772	$—	$249,881

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 27, 2019 and December 28, 2018 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2019 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 26, 2019.
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
During fiscal 2018, we acquired Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") in separate transactions. Our earnings have been impacted and we expect to continue to be impacted for some period following the closings as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we have incurred $102 million of charges and expect to incur approximately $20 million to $25 million of additional charges over the next nine months.
During fiscal 2019, Eric J. Foss, our former Chairman, President and Chief Executive Officer, stepped down and $12.1 million of charges related to his separation from us were recognized during the quarter ended September 27, 2019, of which $10.4 million were cash compensation related charges. As of December 27, 2019, we had $8.8 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $157.3 million (tax effected gain of $140.2 million) in the Condensed Consolidated Statements of Income for the three months ended December 28, 2018.

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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ended October 2, 2020 is a fifty-three week period and the fiscal year ended September 27, 2019 is a fifty-two week period.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 27, 2019 and December 28, 2018 (dollars in millions).

	Three Months Ended		Change
	December 27, 2019	December 28, 2018	$	%
Revenue	$4,253.6	$4,265.3	$(11.7)	—%
Costs and Expenses:
Cost of services provided	3,768.1	3,794.4	(26.3)	(1)%
Other operating expenses	231.2	254.8	(23.6)	(9)%
Gain on sale of Healthcare Technologies	—	(157.3)	157.3	(100)%
	3,999.3	3,891.9	107.4	3%
Operating income	254.3	373.4	(119.1)	(32)%
Interest and Other Financing Costs, net	79.6	83.0	(3.4)	(4)%
Income Before Income Taxes	174.7	290.4	(115.7)	(40)%
Provision for Income Taxes	28.8	39.7	(10.9)	(27)%
Net income	$145.9	$250.7	$(104.8)	(42)%

	Three Months Ended		Change
Revenue by Segment(1)	December 27, 2019	December 28, 2018	$	%
FSS United States	$2,639.0	$2,660.3	$(21.3)	(1)%
FSS International	946.2	953.1	(6.9)	(1)%
Uniform	668.4	651.9	16.5	3%
	$4,253.6	$4,265.3	$(11.7)	—%

	Three Months Ended		Change
Operating Income by Segment(1)	December 27, 2019	December 28, 2018	$	%
FSS United States	$185.9	$363.7	$(177.8)	(49)%
FSS International	43.7	11.5	32.2	281%
Uniform	53.3	52.7	0.6	1%
Corporate	(28.6)	(54.5)	25.9	(47)%
	$254.3	$373.4	$(119.1)	(32)%
(1) As a percentage of total revenue, FSS United States represented 62% and 63%, FSS International represented 22% and 22% and Uniform represented 16% and 15% for the three month periods ended December 27, 2019 and December 28, 2018, respectively.
Consolidated Overview
Revenue was slightly lower during the three month period of fiscal 2020 compared to the prior year period. The slight decrease was attributable to:

•	the negative impact of foreign currency translation (approximately -1%); and

•	the effect of the divestiture of HCT in the prior year (approximately -1%) and a decline in the Education sector in our FSS United States segment; which more than offset

•	growth in our Sports, Leisure & Corrections and Facilities & Other sectors in our FSS United States segment (approximately 1%); and

•	growth in South America in our FSS International segment (approximately 1%).
The following table presents the cost of services provided by segment and as a percent of revenue for the three month periods ended December 27, 2019 and December 28, 2018.

	Three Months Ended
	December 27, 2019		December 28, 2018
Cost of services provided	$	% of Revenue	$	% of Revenue
FSS United States	$2,331.6	88%	$2,332.2	88%
FSS International	880.5	93%	920.4	97%
Uniform	556.0	83%	541.8	83%
	$3,768.1	89%	$3,794.4	89%
The following table presents the percentages attributable to the components in cost of services provided for the three month periods ended December 27, 2019 and December 28, 2018.

	Three Months Ended
Cost of services provided components	December 27, 2019	December 28, 2018
Food and support service costs	29%	28%
Personnel costs	46%	46%
Other direct costs	25%	26%
	100%	100%
Operating income decreased by approximately $119.1 million during the three month period of fiscal 2020 compared to the prior year period. The decrease was attributable to:

•	the prior year gain from the divestiture of the HCT business (approximately $157.3 million); and

•
profit decline in our FSS United States segment, reflecting our investment in actions to accelerate growth, the impact of negative net new business within the Education sector, an increase in medical insurance claims and lower income from possessory interest compared to the prior year;

•	personnel costs and consulting costs related to sales growth initiatives (approximately $8.7 million); which more than offset

•	profit growth from revenue increases in our Uniform segment;

•	profit growth in our FSS International segment, mainly from strong unit level cost containment and timing of annual employee incentive compensation;

•	lower severance and consulting costs related to streamlining initiatives (approximately $26.2 million); and

•	an increase from the change in fair value of certain gasoline and diesel agreements (approximately $12.2 million).
Interest and Other Financing Costs, net, decreased 4% during the three month period of fiscal 2020 compared to the prior year period. The decrease was primarily due to lower outstanding term loan borrowings resulting from optional prepayments made during fiscal 2019.
The effective income tax rate for the three month period of fiscal 2020 was 16.5% compared to 13.7% in the prior year period. The lower effective tax rate in fiscal 2019 was driven by a tax benefit of approximately $11.3 million as a result of U.S tax reform and a lower effective tax rate on the gain on sale of HCT, which resulted in a $17 million provision for income taxes (see Note 2 to the condensed consolidated financial statements). The effective tax rate for the three months ended December 27, 2019 also includes a tax benefit of approximately $18.6 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the first quarter of fiscal 2020, including by the former Chairman, President and Chief Executive Officer.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	December 27, 2019	December 28, 2018%
Business & Industry	$405.5	$399.9	1%
Education	1,001.1	1,016.3	(1)%
Healthcare	227.2	263.3	(14)%
Sports, Leisure & Corrections	608.9	594.3	2%
Facilities & Other	396.3	386.5	2%
	$2,639.0	$2,660.3	(1)%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue decreased by approximately 1% during the three month period of fiscal 2020 compared to the prior year period. The decrease was attributable to:

•	a decrease in Healthcare sector revenue resulting from the divestiture of HCT (approximately -17% of Healthcare sector), partially offset by base business growth; and

•	a decrease in Education sector revenue resulting from negative net new business; which more than offset

•	an increase in Facilities & Other, Sports, Leisure & Corrections and Business & Industry sector revenue resulting from base business growth.
Operating income decreased by approximately $177.8 million during the three month period of fiscal 2020 compared to the prior year period. The decrease was attributable to:

•	the prior year gain from the divestiture of the HCT business (approximately $157.3 million);

•	the effect of the divestiture of HCT in the prior year (approximately $3.8 million) and profit decline in the Education and Facilities & Other sectors; and

•	personnel costs and consulting costs related to sales growth initiatives (approximately $5.0 million);

•	an increase in medical insurance claims and lower income from possessory interest compared to the prior year; which more than offset

•
the prior year duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment costs while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $5.0 million); and

•	lower severance charges related to streamlining initiatives (approximately $3.5 million).
FSS International Segment
FSS International segment revenue decreased by approximately 1% during the three month period of fiscal 2020 compared to the prior year period. The decrease was attributable to:

•	the negative impact of foreign currency translation (approximately -4%); and

•	a decline in revenue in Northern Europe related to strategic exit of non-core custodial accounts; partially offset by

•	revenue growth in South America, China and Spain.
Operating income increased by approximately $32.2 million during the three month period of fiscal 2020 compared to the prior year period. The increase was attributable to:

•	profit growth from strong unit level cost containment and timing of annual employee incentive compensation; and

•	lower severance costs related to streamlining initiatives (approximately $17.9 million); partially offset by

•	the negative impact of foreign currency translation (approximately $1 million).
Uniform Segment
Uniform segment revenue increased by approximately 3% during the three month period of fiscal 2020 compared to the prior year period. The increase was primarily from new business and improved pricing.
Operating income increased by approximately $0.6 million during the three month period of fiscal 2020 compared to the prior year period from revenue increase and synergies from the AmeriPride acquisition, which more than offset personnel costs related to sales growth initiatives (approximately $3.7 million) and higher merger and integration charges from the AmeriPride acquisition (approximately $0.9 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $25.9 million during the three month period of fiscal 2020 compared to the prior year period. The decrease was attributable to:

•	an increase from the change in fair value of certain gasoline and diesel agreements (approximately $12.2 million);

•	prior year banker fees related to the divestiture of HCT (approximately $6.1 million);

•
lower share-based compensation expense primarily related to forfeitures and the fourth quarter fiscal 2019 decrease in the expected attainment percentage related to the fiscal 2018 PSU grants (approximately $4.4 million); and

•	prior year consulting costs relating to streamlining initiatives (approximately $4.2 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 27, 2019, we had $264.6 million of cash and cash equivalents and approximately $874.3 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid geographies where we have operations. As of December 27, 2019, there was approximately $923.6 million of outstanding foreign currency borrowings.
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
On February 5, 2019, we announced as a result of tax savings from U.S. tax reform that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We funded a majority of these investments during fiscal 2019. Through December 27,

2019, we have invested approximately $84 million in special recognition awards, employee training programs, retirement contributions and educational assistance. We expect to spend approximately $6 million during fiscal 2020 related to the tax reform funded investment in our workforce.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 27, 2019	December 28, 2018
Net cash used in operating activities	$(309.5)	$(203.7)
Net cash (used in) provided by investing activities	(87.4)	194.2
Net cash provided by financing activities	411.6	48.1
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
During the three month period of fiscal 2020, as discussed in "Results of Operations" above, net income decreased and non-cash charges increased compared to the three month period of fiscal 2019, which was impacted by the prior year gain from the divestiture of the HCT business of approximately $140.2 million. The increase in cash flows used in operating activities was primarily due to the unfavorable change in operating assets and liabilities ($208.3 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•
Accrued expenses were a greater use of cash primarily due to higher employer retirement matching contributions and the timing of payments related to the annual bonus, deferred income, insurance and interest;

•	Receivables were a greater use of cash due to timing of collections;

•	Accounts payable were a greater use of cash due to timing of disbursements; and

•	Inventories were a source of cash in the three month period of fiscal 2020 compared to a use of cash in the three month period of fiscal 2019 due to less purchases in the Uniform segment.
During the three month periods of fiscal 2020 and fiscal 2019, we received income of approximately $12.5 million and $14.6 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption in both periods reflects adjustments to net income related to non-operating gains and losses.
Cash Flows (Used in) Provided by Investing Activities
The decrease in net cash flows (used in) provided by investing activities during the three month period of fiscal 2020 compared to the three month period of fiscal 2019 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 of $293.7 million and lower levels of capital expenditures. The "Proceeds from governmental agencies related to property and equipment" caption includes $15.3 million and $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector during each of the three month periods of fiscal 2020 and 2019, respectively.
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2020, cash provided by financing activities was impacted by the following:

•	an increase in funding under the Receivables Facility ($450.0 million); and

•	an increase in proceeds from issuance of common stock as a result of higher stock option exercises ($26.1 million).
During the three month period of fiscal 2019, cash provided by financing activities was impacted by the following:

•	an increase in funding under the Receivables Facility ($390.0 million); and

•	a repayment of borrowings on term loans and the revolving credit facility ($280.0 million, which includes $200.0 million of optional prepayments).
During fiscal 2017, the Board of Directors authorized a share repurchase program providing for purchases of up to $250.0 million of Aramark common stock, which expired February 1, 2019. During the three month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million under this program.
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2020 and fiscal 2019, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 27, 2019, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income (loss) of Aramark Services, Inc. ("ASI") and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
Our presentation of these measures has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. You should not consider these measures as alternatives to net income or operating income determined in accordance with U.S. GAAP. Covenant Adjusted EBITDA, as presented by us, may not be comparable to other similarly titled measures of other companies because not all companies use identical calculations.
The following is a reconciliation of net income attributable to ASI stockholder, which is a U.S. GAAP measure of ASI's operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

Twelve Months Ended
(in millions)	December 27, 2019
Net income attributable to ASI stockholder	$343.6
Interest and other financing costs, net	331.6
Provision for income taxes	96.8
Depreciation and amortization	589.8
Share-based compensation expense(1)	50.8
Unusual or non-recurring (gains) and losses	1.0
Pro forma EBITDA for equity method investees(2)	7.2
Pro forma EBITDA for certain transactions(3)	19.1
Other(4)	208.5
Covenant Adjusted EBITDA	$1,648.4

(1)
Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, and deferred stock unit awards (see Note 10 to the condensed consolidated financial statements).

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

(4)
Other for the twelve months ended December 27, 2019 includes compensation expense for special recognition awards, employee training programs and retirement contributions funded by benefits from U.S. tax reform ($76.3 million), expenses related to merger and integration related charges ($37.5 million), charges related to certain legal settlements ($27.9 million), adjustments to remove the impact attributable to the adoption of certain new accounting standards in accordance with the Credit Agreement and indentures ($24.5 million), non cash impairment charges ($14.8 million), cash compensation charges associated with the retirement of the Company's former chief executive officer ($10.4 million), closing costs mainly related to customer contracts ($8.5 million), advisory fees related to shareholder matters ($7.7 million), the impact of hyperinflation in Argentina ($4.9 million), settlement charges related to exiting a joint venture arrangement ($4.5 million), organizational streamlining initiatives ($3.3 million reversal), the impact of the change in fair value related to certain gasoline and diesel agreements ($7.5 million gain) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended December 27, 2019 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.07
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	4.94

(1)
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the condensed consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under our Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term Loan B, which lenders do not benefit from the maximum Consolidated Secured Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.

(2)
Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.

We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. Beginning in fiscal 2019, we began insuring portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of December 27, 2019. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of December 27, 2019, cash and cash equivalents at the Captive was $59.9 million. We are self-insured for a portion of the risk retained under our general liability, automobile liability and workers’ compensation insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
During the second quarter of fiscal 2020, we entered into a new U.S. dollar denominated term loan due January 15, 2027 (the "U.S. Term Loan B due 2027"), in an aggregate principal amount of $900.0 million. The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%. The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on the 5.125% Senior Notes due 2024 (the "2024 Notes") at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses, including a $23.1 million call premium on the 2024 Notes and approximately $6.5 million of charges related to banker fees, rating agency fees and legal fees (see Note 5 to the condensed consolidated financial statements).
On January 29, 2020, our stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which replaces our 2013 Incentive Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Incentive Plan.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K filed with the SEC on November 26, 2019. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on November 26, 2019.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 27, 2019 has not materially changed from September 27, 2019 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019). See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of our debt obligations as of December 27, 2019.
Item 4.    Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. During the first quarter of fiscal 2020, the Company implemented a lease accounting system and related controls to facilitate adoption of the new lease accounting standard effective September 28, 2019. There were no other changes in the Company's internal control over financial reporting during the Company's first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 27, 2019.
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our business, including those brought by clients, consumers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended September 27, 2019 and filed with the SEC on November 26, 2019.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the first fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 September 28, 2019 - October 25, 2019	N/A	N/A	N/A	$200,000,000
Month 2 October 26, 2019 - November 22, 2019(2)	132,304	$43.24	N/A	N/A
Month 3 November 23, 2019 - December 27, 2019	N/A	N/A	N/A	N/A
Total	132,304	$43.24	N/A	$200,000,000

(1)	On August 6, 2019, we announced a share repurchase program allowing us to repurchase up to $200.0 million of our common stock through July 2022.

(2)	Consists of shares withheld to pay taxes in connection with the vesting of performance restricted stock granted under the Company’s Amended and Restated 2013 Stock Incentive Plan.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2020.

Aramark

By:	/s/ THOMAS G. ONDROF
Name:	Thomas G. Ondrof
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 31, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.1
Incremental Amendment No. 8 (the “Incremental Amendment”), dated as of January 15, 2020, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Aramark Services, Inc., the U.S. Term B-4 Lenders (as defined therein) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined therein) and collateral agent for the secured parties thereunder amending that certain credit agreement, dated March 28, 2017, among the Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l. and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 16, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.2
Second Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 20, 2019 (file number 001-36223)).

10.3†
Letter Agreement, dated as of January 4, 2020, by and between Stephen P. Bramlage and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 6, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.4†
Offer Letter, dated as of January 5, 2020, by and between Thomas Ondrof and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on January 6, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.5†
Agreement relating to Employment and Post-Employment Competition, dated as of January 5, 2020, by and between Thomas Ondrof and Aramark (incorporated by reference to Exhibit 10.3 to Aramark’s Current Report on Form 8-K filed with the SEC on January 6, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.6*	Amendment 2019-1 to the Second Amended and Restated Aramark Savings Incentive Retirement Plan.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 27, 2019 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 27, 2019 and September 27, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended December 27, 2019 and December 28, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 27, 2019 and December 28, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2019 and December 28, 2018; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 27, 2019 and December 28, 2018; and (vi) Notes to condensed consolidated financial statements.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set.
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