Form 10-Q
period 2020-03-27
Aramark
filed 2020-05-05
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended March 27, 2020 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 24, 2020, the number of shares of the registrant's common stock outstanding is 252,615,882.

Special Note About Forward-Looking Statements
This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to, without limitation, conditions in our industry, our operations, our economic performance and financial condition, including, in particular, with respect to, without limitation, the impact of COVID-19 on our business, financial performance and operating results, anticipated effects of our adoption of new accounting standards, the expected impact of strategic portfolio actions, the benefits and costs of our acquisitions of each of Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride"), as well as statements regarding these companies' services and products and statements relating to our business and growth strategy. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words.
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results or the costs and benefits of the acquisitions include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the U.S. and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; the manner and timing of benefits we expect to receive under the CARES Act; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto; the risk of unanticipated restructuring costs or assumption of undisclosed liabilities; the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the transactions will be accretive and within the expected timeframes; the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; failure to maintain effective internal controls; our leverage, including our recent significantly increased borrowings; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth in this Quarterly Report on Form 10-Q under the headings Part II, Item 1A "Risk Factors" and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 26, 2019 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1. Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 27, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,202,964	$246,643
Receivables (less allowances: 2020 - $45,283; 2019 - $49,566)	1,850,980	1,806,964
Inventories	403,799	411,319
Prepayments and other current assets	198,592	193,461
Total current assets	3,656,335	2,658,387
Property and Equipment, net	2,129,306	2,181,762
Goodwill	5,319,626	5,518,800
Other Intangible Assets	1,986,079	2,033,566
Operating Lease Right-of-use Assets (see Note 8)	579,719	—
Other Assets	1,176,433	1,343,806
	$14,847,498	$13,736,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$103,406	$69,928
Current operating lease liabilities (see Note 8)	75,705	—
Accounts payable	793,464	999,517
Accrued expenses and other current liabilities	1,325,282	1,635,853
Total current liabilities	2,297,857	2,705,298
Long-Term Borrowings	7,862,587	6,612,239
Noncurrent Operating Lease Liabilities (see Note 8)	354,833	—
Deferred Income Taxes and Other Noncurrent Liabilities	1,152,550	1,088,822
Redeemable Noncontrolling Interest	10,226	9,915
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2020—290,166,384 shares and 2019—282,919,536 shares; and outstanding: 2020—252,579,469 shares and 2019—247,756,091 shares)	2,902	2,829
Capital surplus	3,384,981	3,236,450
Retained earnings	993,046	1,107,029
Accumulated other comprehensive loss	(304,010)	(216,965)
Treasury stock (shares held in treasury: 2020—37,586,915 shares and 2019—35,163,445 shares)	(907,474)	(809,296)
Total stockholders' equity	3,169,445	3,320,047
	$14,847,498	$13,736,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 27, 2020	March 29, 2019
Revenue	$3,731,559	$3,999,987
Costs and Expenses:
Cost of services provided	3,407,589	3,639,959
Depreciation and amortization	147,975	147,908
Selling and general corporate expenses	75,071	88,285
Goodwill impairment	198,600	—
Gain on sale of Healthcare Technologies	—	1,000
	3,829,235	3,877,152
Operating (loss) income	(97,676)	122,835
Interest and Other Financing Costs, net	99,822	84,178
(Loss) Income Before Income Taxes	(197,498)	38,657
Provision for Income Taxes	4,523	9,347
Net (loss) income	(202,021)	29,310
Less: Net income (loss) attributable to noncontrolling interest	239	(43)
Net (loss) income attributable to Aramark stockholders	$(202,260)	$29,353

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(0.80)	$0.12
Diluted	$(0.80)	$0.12
Weighted Average Shares Outstanding:
Basic	252,354	246,217
Diluted	252,354	250,347

	Six Months Ended
	March 27, 2020	March 29, 2019
Revenue	$7,985,156	$8,265,336
Costs and Expenses:
Cost of services provided	7,175,702	7,434,404
Depreciation and amortization	295,911	298,629
Selling and general corporate expenses	158,326	192,415
Goodwill impairment	198,600	—
Gain on sale of Healthcare Technologies	—	(156,309)
	7,828,539	7,769,139
Operating income	156,617	496,197
Interest and Other Financing Costs, net	179,407	167,155
(Loss) Income Before Income Taxes	(22,790)	329,042
Provision for Income Taxes	33,348	49,054
Net (loss) income	(56,138)	279,988
Less: Net income (loss) attributable to noncontrolling interest	361	(49)
Net (loss) income attributable to Aramark stockholders	$(56,499)	$280,037

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(0.23)	$1.14
Diluted	$(0.23)	$1.11
Weighted Average Shares Outstanding:
Basic	250,543	246,540
Diluted	250,543	251,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net (loss) income	$(202,021)	$29,310
Other comprehensive loss, net of tax
Pension plan adjustments	(286)	—
Foreign currency translation adjustments	(41,893)	8,973
Fair value of cash flow hedges	(65,921)	(17,678)
Share of equity investee's comprehensive (loss) income	(145)	50
Other comprehensive loss, net of tax	(108,245)	(8,655)
Comprehensive (loss) income	(310,266)	20,655
Less: Net income (loss) attributable to noncontrolling interest	239	(43)
Comprehensive (loss) income attributable to Aramark stockholders	$(310,505)	$20,698

	Six Months Ended
	March 27, 2020	March 29, 2019
Net (loss) income	$(56,138)	$279,988
Other comprehensive loss, net of tax
Pension plan adjustments	(571)	753
Foreign currency translation adjustments	(27,308)	(9,034)
Fair value of cash flow hedges	(59,168)	(41,917)
Share of equity investee's comprehensive income (loss)	2	(230)
Other comprehensive loss, net of tax	(87,045)	(50,428)
Comprehensive (loss) income	(143,183)	229,560
Less: Net income (loss) attributable to noncontrolling interest	361	(49)
Comprehensive (loss) income attributable to Aramark stockholders	$(143,544)	$229,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 27, 2020	March 29, 2019
Cash flows from operating activities:
Net (loss) income	$(56,138)	$279,988
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	295,911	298,629
Goodwill impairment	198,600	—
Deferred income taxes	17,405	3,475
Share-based compensation expense	4,259	33,241
Net gain on sale of Healthcare Technologies	—	(139,165)
Changes in operating assets and liabilities:
Accounts Receivable	(73,677)	(137,789)
Inventories	5,166	(36,224)
Prepayments and Other Current Assets	(6,951)	(223)
Accounts Payable	(218,211)	(86,069)
Accrued Expenses	(304,053)	(100,863)
Payments made to clients on contracts	(26,355)	(26,551)
Other operating activities	72,418	534
Net cash (used in) provided by operating activities	(91,626)	88,983
Cash flows from investing activities:
Purchases of property and equipment and other	(213,569)	(230,402)
Disposals of property and equipment	8,238	7,556
Proceeds from divestiture	—	293,711
Acquisition of certain businesses, net of cash acquired	(14,922)	(31,115)
Proceeds from governmental agencies related to property and equipment	23,550	16,200
Other investing activities	115	2,245
Net cash (used in) provided by investing activities	(196,588)	58,195
Cash flows from financing activities:
Proceeds from long-term borrowings	1,822,955	100,071
Payments of long-term borrowings	(935,258)	(345,458)
Net change in funding under the Receivables Facility	400,000	205,000
Payments of dividends	(55,257)	(54,220)
Proceeds from issuance of common stock	85,048	10,372
Repurchase of common stock	(6,540)	(50,000)
Other financing activities	(65,658)	(29,120)
Net cash provided by (used in) financing activities	1,245,290	(163,355)
Effect of foreign exchange rates on cash and cash equivalents	(755)	(3,461)
Increase (decrease) in cash and cash equivalents	956,321	(19,638)
Cash and cash equivalents, beginning of period	246,643	215,025
Cash and cash equivalents, end of period	$1,202,964	$195,387

	Six Months Ended
(dollars in millions)	March 27, 2020	March 29, 2019
Interest paid	$179.3	$180.2
Income taxes paid	$36.1	$118.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended March 27, 2020
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net income attributable to Aramark stockholders	145,761			145,761
Other comprehensive income	21,200				21,200
Capital contributions from issuance of common stock	60,623	42	60,581
Share-based compensation expense	14,116		14,116
Repurchases of Common Stock	(80,459)					(80,459)
Payments of dividends	(29,712)			(29,712)
Balance, December 27, 2019	$3,451,576	$2,871	$3,311,147	$1,223,078	$(195,765)	$(889,755)
Net loss attributable to Aramark stockholders	(202,260)			(202,260)
Other comprehensive loss	(108,245)				(108,245)
Capital contributions from issuance of common stock	68,908	31	68,877
Capital contribution from stockholder	14,814		14,814
Share-based compensation expense reduction	(9,857)		(9,857)
Repurchases of Common Stock	(17,719)					(17,719)
Payments of dividends	(27,772)			(27,772)
Balance, March 27, 2020	$3,169,445	$2,902	$3,384,981	$993,046	$(304,010)	$(907,474)

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
In September 2017, the FASB issued an ASU to provide additional implementation guidance with respect to the lease accounting standard. The guidance was effective for the Company in the first quarter of fiscal 2020. The Company adopted the standard in the first quarter of fiscal 2020 in conjunction with the lease recognition standard. See below for further discussion regarding the impact of the lease accounting provisions related to this standard.
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as operating lease liabilities with corresponding operating lease right-of-use assets and to disclose key information about lease arrangements. Recognition of expense on the Condensed Consolidated Statements of (Loss) Income continues in a manner similar to previous guidance. The Company adopted this guidance on September 28, 2019 (first day of fiscal 2020).
In connection with the new lease guidance, the Company completed a comprehensive review of its lease arrangements in order to determine the impact of this ASU on its consolidated financial statements and related disclosures. The Company identified

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and implemented appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard.
The Company adopted Accounting Standards Codification 842 (“ASC 842” or the "new lease standard") using the modified retrospective transition approach with an adjustment that recognized "Operating Lease Right-of-use Assets," "Current operating lease liabilities" and "Noncurrent Operating Lease Liabilities" on the Condensed Consolidated Balance Sheets on September 28, 2019. Comparative period information and disclosures were not revised as a result of the recognition and measurement of leases. Adoption of the new lease standard resulted in the recognition of operating lease liabilities and associated operating lease right-of-use assets of approximately $416.1 million and $558.5 million, respectively, as of September 28, 2019 on the Condensed Consolidated Balance Sheets. The operating lease right-of-use assets include adjustments for deferred rent, tenant improvement allowances and prepaid rent, including $166.9 million of long-term prepaid rent as of September 28, 2019 associated with certain leases at client locations. There was no material impact to the Condensed Consolidated Statements of (Loss) Income or Condensed Consolidated Statements of Cash Flows as a result of adoption. See Note 8 for further information on the impact of adopting the new lease standard.
Standards Not Yet Adopted (from most to least recent date of issuance)
In March 2020, the FASB issued an ASU which provides optional expedients that may be adopted and applied through December 2022 to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During the second quarter of fiscal 2020, the Company adopted the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference reform. Other optional expedients related to hedging relationships may be contemplated in the future resulting from reference rate reform. The Company is currently evaluating the impact of this standard on other contracts.
In January 2020, the FASB issued an ASU which provides clarification and improvements to existing guidance related to accounting for certain equity securities upon the application or discontinuation of equity method accounting and the measurement of forward contracts and purchased options on certain securities. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income (loss) include net income (loss), changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (loss) (net of tax).
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 27, 2020			March 29, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(202,021)			$29,310
Pension plan adjustments	(286)	—	(286)	—	—	—
Foreign currency translation adjustments	(41,579)	(314)	(41,893)	8,842	131	8,973
Fair value of cash flow hedges	(89,083)	23,162	(65,921)	(23,851)	6,173	(17,678)
Share of equity investee's comprehensive (loss) income	(145)	—	(145)	50	—	50
Other comprehensive loss	(131,093)	22,848	(108,245)	(14,959)	6,304	(8,655)
Comprehensive (loss) income			(310,266)			20,655
Less: Net income (loss) attributable to noncontrolling interest			239			(43)
Comprehensive (loss) income attributable to Aramark stockholders			$(310,505)			$20,698

	Six Months Ended
	March 27, 2020			March 29, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(56,138)			$279,988
Pension plan adjustments	(571)	—	(571)	753	—	753
Foreign currency translation adjustments	(27,225)	(83)	(27,308)	(9,034)	—	(9,034)
Fair value of cash flow hedges	(79,957)	20,789	(59,168)	(56,553)	14,636	(41,917)
Share of equity investee's comprehensive income (loss)	2	—	2	(230)	—	(230)
Other comprehensive loss	(107,751)	20,706	(87,045)	(65,064)	14,636	(50,428)
Comprehensive (loss) income			(143,183)			229,560
Less: Net income (loss) attributable to noncontrolling interest			361			(49)
Comprehensive (loss) income attributable to Aramark stockholders			$(143,544)			$229,609

Accumulated other comprehensive loss consists of the following (in thousands):

	March 27, 2020	September 27, 2019
Pension plan adjustments	$(47,793)	$(47,222)
Foreign currency translation adjustments	(155,427)	(128,119)
Cash flow hedges	(90,224)	(31,056)
Share of equity investee's accumulated other comprehensive loss	(10,566)	(10,568)
	$(304,010)	$(216,965)
Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During both the three and six month periods of fiscal 2020 and 2019, the impact of foreign currency transaction gains and losses were immaterial to the condensed consolidated financial statements.
Current Assets
Beginning in fiscal 2019, the Company began insuring portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of March 27, 2020. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payments of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of March 27, 2020, cash and cash equivalents at the Captive was $68.7 million. The Company is self-insured for a portion of general liability, automobile liability and workers' compensation claims under its insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values at March 27, 2020 and September 27, 2019 was $42.5 million and $42.6 million, respectively.
NOTE 2. DIVESTITURES:
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of (Loss) Income for the six months ended March 29, 2019.
NOTE 3. SEVERANCE:
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $22.0 million for the six months ended March 29, 2019. The Company completed this cost savings phase as of September 27, 2019. As of March 27, 2020 and September 27, 2019, the Company had an accrual of approximately $7.4 million and $11.9 million, respectively, related to unpaid severance obligations. These obligations are expected to be paid through fiscal 2020.
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
During the second quarter of fiscal 2020, the Company identified a triggering event from the recent decline in its stock price resulting from the COVID-19 pandemic ("COVID-19"). As a result, the Company performed an interim quantitative impairment test as of March 27, 2020. The Company performed its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country or region was evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company compared the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated book value. Based on the evaluation performed, the Company determined that goodwill was not impaired for all but one reporting unit, as the fair value of each reporting unit substantially exceeded its respective carrying amount. The one reporting unit within the FSS International segment for which goodwill was determined to be impaired was also tested for impairment using the quantitative approach during the Company's previous annual impairment test completed as of August 23, 2019. The reporting unit had a fair value that exceeded its carrying value by approximately 22% as of that date. As of March 27, 2020, the quantitative impairment test for this same reporting unit resulted in a fair value that was approximately 34% lower than its carrying value, which was driven most notably by the changes in underlying assumptions used for impairment calculation purposes, including the discount rate as well as the near term growth outlook of the reporting unit pre-COVID-19. As a result, the Company recognized a non-cash impairment charge of $198.6 million in the Condensed Consolidated Statements of (Loss) Income for both the three and six months ended March 27, 2020. For tax purposes, the impairment charge is not tax deductible. The impaired reporting unit has a remaining goodwill balance of $86.2 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The determination of fair value for each reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was expected, including those assumptions relating to the duration and severity of COVID-19, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during the six months ended March 27, 2020 are as follows (in thousands):

Segment	September 27, 2019	Acquisitions	Impairments	Translation	March 27, 2020
FSS United States	$3,949,218	$728	$—	$(58)	$3,949,888
FSS International	608,468	220	(198,600)	(4,187)	405,901
Uniforms	961,114	3,223	—	(500)	963,837
	$5,518,800	$4,171	$(198,600)	$(4,745)	$5,319,626
Other intangible assets consist of the following (in thousands):

	March 27, 2020			September 27, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,190,980	$(1,246,389)	$944,591	$2,183,492	$(1,193,525)	$989,967
Trade names	1,047,561	(6,073)	1,041,488	1,047,959	(4,360)	1,043,599
	$3,238,541	$(1,252,462)	$1,986,079	$3,231,451	$(1,197,885)	$2,033,566
Amortization of intangible assets for the six months ended March 27, 2020 and March 29, 2019 was approximately $58.2 million and $59.1 million, respectively. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the second quarter of fiscal 2020, the Company identified potential impairment indicators from the recent decline in its stock price resulting from the COVID-19 pandemic. As a result, the Company completed an interim trade name impairment test for the Avendra and certain other trade names as of March 27, 2020. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned. Based on the evaluation performed, the Company determined that none of the trade names were impaired, as the estimated fair value for each of the Avendra and certain other trade names exceeded their respective carrying amounts.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 27, 2020	September 27, 2019
Senior secured revolving credit facility, due October 2023	$948,847	$51,410
Senior secured term loan facility, due October 2023	483,112	507,887
Senior secured term loan facility, due March 2024	829,728	829,344
Senior secured term loan facility, due March 2025	1,658,594	1,658,026
Senior secured term loan facility, due January 2027	892,513	—
5.125% senior notes, due January 2024	—	902,351
5.000% senior notes, due April 2025	592,713	592,087
3.125% senior notes, due April 2025(1)	359,129	352,363
4.750% senior notes, due June 2026	495,067	494,731
5.000% senior notes, due February 2028	1,138,225	1,137,625
Receivables Facility, due May 2021	400,000	—
Finance leases	140,067	148,754
Other	27,998	7,589
	7,965,993	6,682,167
Less—current portion	(103,406)	(69,928)
	$7,862,587	$6,612,239

(1)	This is a Euro denominated borrowing.
As of March 27, 2020, there was approximately $921.0 million of outstanding foreign currency borrowings.
During the second quarter of fiscal 2020, the Company increased its borrowings under the revolving credit facility to $948.8 million and under the Receivables Facility to $400.0 million in order to provide additional cash availability and maximize flexibility in response to uncertainty surrounding COVID-19. As of March 27, 2020, the Company had $1,203.0 million of cash and cash equivalents and approximately $4.7 million of availability under the senior secured revolving credit facility.
Fiscal 2020 Refinancing Transactions
Senior Secured Credit Agreement
On April 22, 2020, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, entered into Amendment No. 9 ("Amendment No. 9") to the credit agreement dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement") and last amended by Amendment No. 8 ("Amendment No. 8") on January 15, 2020. Amendment No. 9 provides for a covenant waiver period which suspends the Consolidated Secured Debt Ratio debt covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. If ASI ceases to be in compliance with Amendment No. 9 at any time during the covenant waiver period, this will cause an event of default under the Credit Agreement, and if such non-compliance is not waived, certain lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. When the Consolidated Secured Debt Ratio debt covenant is once again effective for ASI in the fourth quarter of fiscal 2021, the trailing twelve month period will consist of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. This exclusion is intended to prevent the effects of COVID-19 from impacting the covenant calculation.
On January 15, 2020, ASI entered into Amendment No. 8 to the Credit Agreement, which provides for an incremental, senior secured credit facility under the Credit Agreement comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027 (the "U.S. Term Loan B due 2027"). The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%.
The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
principal amount and to pay accrued interest, certain fees and related expenses. The Company recorded $20.9 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of (Loss) Income for both the three and six months ended March 27, 2020, consisting of the payment of a $23.1 million call premium and a $2.2 million non-cash gain for the write-off of unamortized deferred financing costs and the unamortized debt premium on the 2024 Notes. The Company capitalized third-party costs of approximately $6.6 million related to banker fees, rating agency fees and legal fees directly attributable to the U.S. Term Loan B due 2027, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets. Amounts paid for the call premium and capitalized third-party costs are included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the six months ended March 27, 2020.
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
6.375% Senior Notes due 2025 (Subsequent to March 27, 2020)
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI intends to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes. The Company incurred approximately $21.3 million of third-party costs directly attributable to the 6.375% 2025 Notes.
The 6.375% 2025 Notes were issued pursuant to an indenture, dated as of April 27, 2020 (the "6.375% 2025 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and the U.S. Bank National Association, as trustee. The 6.375% 2025 Notes were issued at par.
The 6.375% 2025 Notes are senior unsecured obligations of ASI. The 6.375% 2025 Notes rank equal in right of payment to all of the Issuer's existing and future senior indebtedness and will rank senior in right of payment to the Issuer's future subordinated indebtedness. The 6.375% 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The guarantees of the 6.375% 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The 6.375% 2025 Notes are effectively subordinated to all of ASI's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 6.375% 2025 Notes. Interest on the 6.375% 2025 Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2020.
In the event of certain types of changes of control, the holders of the 6.375% 2025 Notes may require ASI to purchase for cash all or a portion of their 6.375% 2025 Notes at a purchase price equal to 101% of the principal amount of such 6.375% 2025 Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. At any time prior to May 1, 2022, ASI has the option to redeem all or a part of the 6.375% 2025 Notes at a purchase price equal to 100% of the principal amount of such 6.375% 2025 Notes plus an applicable premium and accrued and unpaid interest, if any, to but not including the date of redemption. In addition, prior to May 1, 2022, ASI has the option to redeem up to 40% of the aggregate principal amount of all 6.375% 2025 Notes at a purchase price equal to 106.375% of the principal amount of such 6.375% 2025 Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more equity offerings, provided that at least 50% of the sum of the aggregate principal amount of the 6.375% 2025 Notes originally issued remain outstanding immediately after the purchase and the redemption occurs within 90 days of the closing date of the equity offering.
The 6.375% 2025 Notes Indenture contains covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's and its restricted subsidiaries assets; and designate ASI's subsidiaries as unrestricted subsidiaries. The 6.375% 2025 Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the applicable series of 6.375% 2025 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 6.375% 2025 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations.

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
Cash Flow Hedges
The Company has approximately $3.3 billion notional amount of outstanding interest rate swap agreements as of March 27, 2020, which fixes the rate on a like amount of variable rate borrowings through January of fiscal 2025. During the six months ended March 27, 2020, the Company entered into approximately $800.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 27, 2020 and September 27, 2019, approximately ($90.2) million and ($31.1) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 27, 2020	March 29, 2019
Interest rate swap agreements[1]	$(92,256)	$(21,524)

	Six Months Ended
	March 27, 2020	March 29, 2019
Interest rate swap agreements[1]	$(85,330)	$(52,525)

(1)	Unrealized losses during the three and six month periods of fiscal 2020 were impacted by changes in interest rates, partially offset by actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 27, 2020, the Company has contracts for approximately 20.7 million gallons outstanding through fiscal 2021. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $12.1 million and a loss of approximately $9.0 million for the three and six months ended March 27, 2020, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $4.9 million and a loss of approximately $4.3 million for the three and six months ended March 29, 2019, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of (Loss) Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Condensed Consolidated Statements of (Loss) Income.
As of March 27, 2020, the Company had no material foreign currency forward exchange contracts outstanding to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 15 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 27, 2020	September 27, 2019
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$64

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	7,574	—
Interest rate swap agreements	Other Noncurrent Liabilities	114,944	43,112
		122,518	43,112

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	5	—
Gasoline and diesel fuel agreements	Accounts payable	9,426	462
		$131,949	$43,574
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of (Loss) Income (in thousands):

		Three Months Ended
	Income Statement Location	March 27, 2020	March 29, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$3,173	$(2,327)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	12,703	(3,675)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	170	66
		12,873	(3,609)
		$16,046	$(5,936)

		Six Months Ended
	Income Statement Location	March 27, 2020	March 29, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$5,373	$(4,029)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	8,905	5,469
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	68	244
		8,973	5,713
		$14,346	$1,684

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 27, 2020, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $36.0 million.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
FSS United States:
Business & Industry	$369.2	$394.8	$774.7	$794.7
Education	805.5	901.6	1,806.6	1,917.9
Healthcare	221.0	221.4	448.2	484.7
Sports, Leisure & Corrections	444.4	504.7	1,053.3	1,099.0
Facilities & Other	391.0	394.5	787.3	781.0
Total FSS United States	2,231.1	2,417.0	4,870.1	5,077.3

FSS International:
Europe	445.5	512.0	948.2	1,032.2
Rest of World	408.0	430.0	851.5	863.0
Total FSS International	853.5	942.0	1,799.7	1,895.2

Uniform	647.0	641.0	1,315.4	1,292.8

Total Revenue	$3,731.6	$4,000.0	$7,985.2	$8,265.3
Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature.
During the six months ended March 27, 2020, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. Below is a summary of the changes (in millions):

	Balance, September 27, 2019	Add: Net increase in current period deferred income	Less: Recognition of deferred income	Balance, March 27, 2020
Deferred income	$319.0	682.2	(748.0)	$253.2

NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $26.9 million at March 27, 2020 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 27, 2020.
As a result of adopting ASC 842 on September 28, 2019 (first day of fiscal 2020), the Company recognized $416.1 million of operating lease liabilities and $558.5 million of operating lease right-of-use assets on its Condensed Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Operating lease right-of-use assets include adjustments for deferred rent, tenant improvement allowances and prepaid rent. Lease expense is recognized on a straight-line basis over the expected lease term.
Variable lease payments, which primarily consist of leases associated with the Company's revenue contracts with customers, real estate taxes, common area maintenance charges, insurance costs and other operating expenses, are not included in the operating lease right-of-use asset or operating lease liability balances and are recognized in the period in which the expenses are incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively. Options to extend lease terms that are reasonably certain of exercise are recognized as part of the operating lease right-of-use asset and operating lease liability balances.
As permitted under the transition guidance upon adoption of ASC 842, the Company elected the following practical expedients:
•the simplified approach to not recast comparative periods and to apply the new lease standard on a prospective basis beginning in the year of initial adoption;
•the package of practical expedients to not reassess the lease determination, lease classification or initial direct costs for leases commenced prior to adoption;
•the component election to not separate lease and nonlease components in all arrangements that contain a lease; and
•the short-term lease recognition exemption whereby lease-related assets and liabilities are not recognized for arrangements with initial lease terms of one year or less.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location of the operating and finance leases in the Company’s Condensed Consolidated Balance Sheets as of March 27, 2020 (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	March 27, 2020
Assets:
Operating	Operating Lease Right-of-use Assets	$579,719
Finance	Property and Equipment, net	132,993
Total lease assets		$712,712
Liabilities:
Current
Operating	Current operating lease liabilities	$75,705
Finance	Current maturities of long-term borrowings	30,146
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	354,833
Finance	Long-term borrowings	109,921
Total lease liabilities		$570,605

Weighted average remaining lease term (in years)
Operating leases		9.0
Finance leases		8.4
Weighted average discount rate
Operating leases		3.6%
Finance leases		4.1%
The following table summarizes the location of lease related costs in the Condensed Consolidated Statements of (Loss) Income for the three and six months ended March 27, 2020 (in thousands):

		Three Months Ended	Six Months Ended
Lease Cost	Income Statement Location	March 27, 2020	March 27, 2020
Operating lease cost[1]:
Fixed lease costs	Cost of services provided	$30,326	$59,855
Variable lease costs[2]	Cost of services provided	131,068	327,693
Short-term lease costs	Cost of services provided	19,457	40,787
Finance lease cost[3]:
Amortization of right-of-use-assets	Depreciation and amortization	8,478	15,565
Interest on lease liabilities	Interest and Other Financing Costs, net	1,324	2,615
Net lease cost		$190,653	$446,515

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $128.6 million and $322.2 million of costs related to leases associated with revenue contracts with customers for the three and six month periods of fiscal 2020, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales.

(3)	Excludes variable lease costs, which are immaterial.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

Six Months Ended
March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$67,908
Operating cash flows from finance leases	2,594
Financing cash flows from finance leases	17,262
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$59,612
Finance leases	8,782

(1)	Excludes cash paid for variable and short-term lease costs that are not included within the measurement of lease liabilities of $329.8 million and $40.8 million, respectively.
Future minimum lease payments under non-cancelable leases as of March 27, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$46,998	$18,107	$65,105
2021	81,644	27,311	108,955
2022	64,181	22,593	86,774
2023	51,698	17,522	69,220
2024	43,600	14,727	58,327
Thereafter	223,733	54,467	278,200
Total future minimum lease payments	511,854	154,727	666,581
Less: Interest	(81,316)	(14,660)	(95,976)
Present value of lease liabilities	$430,538	$140,067	$570,605
Following is a schedule of the future minimum rental and similar commitments under all non-cancelable operating leases as of September 27, 2019 (in thousands):

2020	$101,061
2021	74,908
2022	56,765
2023	43,795
2024	36,215
2025-Thereafter	214,818
Total minimum rental obligations	$527,562

NOTE 9. INCOME TAXES:
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to COVID-19. The CARES Act, among other things, permits net operating losses ("NOLs") incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020, or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
The CARES Act contains modifications on the limitation of business interest for fiscal years 2020 and 2021 to increase the allowable business interest deduction from 30.0% of adjusted taxable income to 50.0% of adjusted taxable income. The CARES Act also includes a technical correction to the Tax Cut and Jobs Act (the "TCJA") that provides that Qualified Improvement Property ("QIP"), which includes almost any improvement to the interior of leased or owned space, is eligible for bonus depreciation retroactively to the January 1, 2018 effective date of the TCJA.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a result of the CARES Act, the Company recorded an income tax expense of approximately $3.7 million for both the three and six month periods of fiscal 2020. While the Company's estimated annual effective tax rate reflects a benefit from the CARES Act, the application of that rate to the ordinary pretax income resulted in an expense for the three months ended March 27, 2020. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). Based on cumulative losses and goodwill impairment recorded in the FSS International segment (see Note 4) as negative evidence, the Company recorded a valuation allowance against DTAs of certain subsidiaries in the amount of approximately $8.6 million in the quarter ending March 27, 2020.
The effective tax rate for the three and six months ended March 27, 2020 also includes tax benefits of approximately $26.9 million and $45.5 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the first and second quarters of fiscal 2020, including by the former Chairman, President and Chief Executive Officer.
The (Loss) Income Before Income Taxes for the three and six month periods of fiscal 2020 includes a non-cash impairment charge of goodwill for $198.6 million, which is nondeductible for income tax purposes (see Note 4).
NOTE 10. STOCKHOLDERS' EQUITY:
During the six months ended March 27, 2020 and March 29, 2019, the Company paid cash dividends of approximately $55.3 million and $54.2 million to its stockholders, respectively. On May 4, 2020, the Company's Board declared a $0.11 dividend per share of common stock, payable on June 2, 2020, to shareholders of record on the close of business on May 19, 2020.
During the second quarter of fiscal 2020, the Company repurchased 0.3 million shares of its common stock for $6.5 million under the fiscal 2019 share repurchase program which will expire in July 2022. During the first quarter of fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, the Company cannot make any future share repurchases as long as the covenant compliance waiver remains in effect.
On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amends and restates the Company's 2013 Incentive Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Incentive Plan.
During the second quarter of fiscal 2020, MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”), transferred cash proceeds of $14.8 million to the Company to fulfill obligations deriving from the short-swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to the Mantle Ridge Group's trading activity in the Company's common stock during the quarter. The cash proceeds were recorded to "Capital Surplus" in the Condensed Consolidated Balance Sheets as of March 27, 2020 and are reflected in "Other financing activities" in the Condensed Consolidated Statements of Cash Flows for the six months ended March 27, 2020. The cash proceeds resulted in the Company recording an income tax provision of $4.1 million in the Condensed Consolidated Statements of (Loss) Income for both the three and six month periods of fiscal 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense (reduction) and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), and Deferred Stock Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of (Loss) Income (in millions).

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
TBOs	$2.1	$3.1	$5.0	$8.4
RSUs	7.6	7.2	15.7	16.1
PSUs (1)	(19.9)	3.9	(17.3)	7.7
Deferred Stock Units	0.4	0.4	0.9	1.0
	$(9.8)	$14.6	$4.3	$33.2

Taxes related to share-based compensation	$(2.6)	$3.6	$0.9	$8.2
Cash Received from Option Exercises	58.9	9.3	85.0	10.4
Tax Benefit on Share Deliveries(2)	26.9	1.0	45.5	2.3

(1)
Share-based compensation expense was reduced during the second quarter of fiscal 2020 based on lower than estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $22.6 million.

(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Prepayments and Other Current Assets" in the Condensed Consolidated Statements of Cash Flows.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 27, 2020:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.7	$9.47
RSUs	1.1	$42.36
PSUs(1)(2)	0.9	$44.88
Deferred Stock Units	0.1	$45.77
	3.8

(1)	Includes approximately 0.3 million shares resulting from the payout of the 2017 PSU grants due to exceeding the adjusted earnings per share target.
(2)
During the first quarter of fiscal 2020, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative performance period over three years and the participant's continued employment with the Company. The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Earnings (Loss):
Net (loss) income attributable to Aramark stockholders	$(202,260)	$29,353	$(56,499)	$280,037
Shares:
Basic weighted-average shares outstanding	252,354	246,217	250,543	246,540
Effect of dilutive securities(1)	—	4,130	—	4,815
Diluted weighted-average shares outstanding	252,354	250,347	250,543	251,355

Basic (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.80)	$0.12	$(0.23)	$1.14
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.80)	$0.12	$(0.23)	$1.11

(1)
Incremental shares of 2.1 million and 3.8 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended March 27, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 5.0 million and 8.6 million shares were outstanding for the three months ended March 27, 2020 and March 29, 2019, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares were outstanding for both the three months ended March 27, 2020 and March 29, 2019, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 4.1 million and 7.2 million shares were outstanding for the six months ended March 27, 2020 and March 29, 2019, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.7 million shares were outstanding for both the six months ended March 27, 2020 and March 29, 2019, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of March 27, 2020, the Company had $7.9 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. The settlement was recorded as a charge to the Condensed Consolidated Statements of (Loss) Income during fiscal 2019. The unpaid settlement charge is recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of March 27, 2020.
NOTE 14. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 11). In the Company's food and support services segments, approximately 78% of the global revenue is related to food services and 22% is related to facilities services. During the six months ended March 27, 2020 and March 29, 2019, the Company received proceeds of approximately $15.3 million and $16.2 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided" in the Condensed Consolidated Statements of (Loss) Income. Revenue and operating income during both the three and six month periods of fiscal 2020 were impacted by COVID-19. During the second quarter of fiscal 2020, the Company recognized an impairment charge related to one reporting unit in its FSS International segment (see Note 4). Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	March 27, 2020	March 29, 2019
FSS United States	$2,231.1	$2,417.0
FSS International	853.5	942.0
Uniform	647.0	641.0
	$3,731.6	$4,000.0

	Operating Income
	Three Months Ended
	March 27, 2020	March 29, 2019
FSS United States	$65.8	$68.8
FSS International	(191.2)	41.9
Uniform	46.8	38.2
	(78.6)	148.9
Corporate	(19.1)	(26.1)
Operating (Loss) Income	(97.7)	122.8
Interest and Other Financing Costs, net	99.8	84.2
(Loss) Income Before Income Taxes	$(197.5)	$38.6

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Revenue
	Six Months Ended
	March 27, 2020	March 29, 2019
FSS United States	$4,870.1	$5,077.3
FSS International	1,799.7	1,895.2
Uniform	1,315.4	1,292.8
	$7,985.2	$8,265.3

	Operating Income
	Six Months Ended
	March 27, 2020	March 29, 2019
FSS United States	$251.7	$432.6
FSS International	(147.5)	53.3
Uniform	100.1	90.9
	204.3	576.8
Corporate	(47.7)	(80.6)
Operating Income	156.6	496.2
Interest and Other Financing Costs, net	179.4	167.2
(Loss) Income Before Income Taxes	$(22.8)	$329.0

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at March 27, 2020 and September 27, 2019 was $7,438.6 million and $6,851.2 million, respectively. The carrying value of the Company's debt at March 27, 2020 and September 27, 2019 was $7,966.0 million and $6,682.2 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK AND SUBSIDIARIES:
The following condensed consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.
The condensed consolidating financial statements are presented for: (i) Aramark (the "Parent"); (ii) ASI and Aramark International Finance S.à r.l. (the "Issuers"); (iii) the guarantors; (iv) the non guarantors; (v) elimination entries necessary to consolidate the Parent with the Issuers, the guarantors and non guarantors; and (vi) the Company on a consolidated basis. Each of the guarantors is wholly-owned, directly or indirectly, by the Company. The 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"), 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"), 4.75% Senior Notes due June 1, 2026 ("2026 Notes") and 5.000% Senior Notes due February 1, 2028 (the "2028 Notes") are obligations of the Company's wholly-owned subsidiary, ASI, (other than the 3.125% 2025 Notes, which are obligations of the Company's wholly owned subsidiary, Aramark International Finance S.a.r.l) and are each jointly and severally guaranteed on a senior unsecured basis by the Company and substantially all of the Company's existing and future domestic subsidiaries (excluding the Receivables Facility subsidiary) ("Guarantors"). All other subsidiaries of the Company, either direct or indirect, are non-guarantors and do not guarantee the 2025 Notes, 2026 Notes or 2028 Notes ("Non Guarantors"). The Guarantors also guarantee certain other debt. These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. Interest expense and certain other costs are partially allocated to all of the subsidiaries of the Company. Goodwill and other intangible assets have been allocated to the subsidiaries based on management's estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 27, 2020
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5	$925,933	$14,447	$262,579	$—	$1,202,964
Receivables	—	1,275	522,767	1,326,938	—	1,850,980
Inventories	—	15,063	291,145	97,591	—	403,799
Prepayments and other current assets	—	50,916	72,744	74,932	—	198,592
Total current assets	5	993,187	901,103	1,762,040	—	3,656,335
Property and Equipment, net	—	46,986	1,748,603	333,717	—	2,129,306
Goodwill	—	173,104	4,698,444	448,078	—	5,319,626
Investment in and Advances to Subsidiaries	3,169,440	6,429,972	—	717,942	(10,317,354)	—
Other Intangible Assets	—	29,684	1,772,561	183,834	—	1,986,079
Operating Lease Right-of-use Assets	—	24,061	474,989	80,669	—	579,719
Other Assets	—	17,664	797,653	363,118	(2,002)	1,176,433
	$3,169,445	$7,714,658	$10,393,353	$3,889,398	$(10,319,356)	$14,847,498
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$—	$16,255	$26,957	$60,194	$—	$103,406
Current operating lease liabilities	—	—	57,153	18,552	—	75,705
Accounts payable	—	109,355	417,054	267,055	—	793,464
Accrued expenses and other current liabilities	—	169,767	813,669	341,758	88	1,325,282
Total current liabilities	—	295,377	1,314,833	687,559	88	2,297,857
Long-term Borrowings	—	6,922,575	76,097	863,915	—	7,862,587
Noncurrent Operating Lease Liabilities	—	25,151	267,323	62,359	—	354,833
Deferred Income Taxes and Other Noncurrent Liabilities	—	418,455	553,380	180,715	—	1,152,550
Intercompany Payable	—	—	4,213,629	481,280	(4,694,909)	—
Redeemable Noncontrolling Interest	—	—	10,226	—	—	10,226
Total Stockholders' Equity	3,169,445	53,100	3,957,865	1,613,570	(5,624,535)	3,169,445
	$3,169,445	$7,714,658	$10,393,353	$3,889,398	$(10,319,356)	$14,847,498

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
For the three months ended March 27, 2020
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$242,524	$2,482,563	$1,006,472	$—	$3,731,559
Costs and Expenses:
Cost of services provided	—	216,008	2,219,994	971,587	—	3,407,589
Depreciation and amortization	—	4,413	117,667	25,895	—	147,975
Selling and general corporate expenses	—	20,374	46,783	7,914	—	75,071
Goodwill impairment	—	—	—	198,600	—	198,600
Interest and other financing costs, net	—	93,396	661	5,765	—	99,822
Expense allocations	—	(85,395)	82,327	3,068	—	—
	—	248,796	2,467,432	1,212,829	—	3,929,057
Income (Loss) before Income Tax	—	(6,272)	15,131	(206,357)	—	(197,498)
Provision (Benefit) for Income Taxes	—	4,277	(11,040)	11,286	—	4,523
Equity in Net Income of Subsidiaries	(202,260)	—	—	—	202,260	—
Net (loss) income	(202,260)	(10,549)	26,171	(217,643)	202,260	(202,021)
Less: Net income attributable to noncontrolling interest	—	—	239	—	—	239
Net (loss) income attributable to Aramark stockholders	(202,260)	(10,549)	25,932	(217,643)	202,260	(202,260)
Other comprehensive loss, net of tax	(108,245)	(67,199)	(2,055)	(60,482)	129,736	(108,245)
Comprehensive (loss) income attributable to Aramark stockholders	$(310,505)	$(77,748)	$23,877	$(278,125)	$331,996	$(310,505)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
For the six months ended March 27, 2020
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$510,959	$5,322,619	$2,151,578	$—	$7,985,156
Costs and Expenses:
Cost of services provided	—	462,316	4,693,171	2,020,215	—	7,175,702
Depreciation and amortization	—	16,357	226,904	52,650	—	295,911
Selling and general corporate expenses	—	50,553	93,023	14,750	—	158,326
Goodwill impairment	—	—	—	198,600	—	198,600
Interest and other financing costs, net	—	168,165	1,306	9,936	—	179,407
Expense allocations	—	(154,994)	147,705	7,289	—	—
	—	542,397	5,162,109	2,303,440	—	8,007,946
(Loss) Income before Income Tax	—	(31,438)	160,510	(151,862)	—	(22,790)
(Benefit) Provision for Income Taxes	—	(3,075)	11,169	25,254	—	33,348
Equity in Net Income of Subsidiaries	(56,499)	—	—	—	56,499	—
Net (loss) income	(56,499)	(28,363)	149,341	(177,116)	56,499	(56,138)
Less: Net income attributable to noncontrolling interest	—	—	361	—	—	361
Net (loss) income attributable to Aramark stockholders	(56,499)	(28,363)	148,980	(177,116)	56,499	(56,499)
Other comprehensive loss, net of tax	(87,045)	(59,181)	(569)	(23,938)	83,688	(87,045)
Comprehensive (loss) income attributable to Aramark stockholders	$(143,544)	$(87,544)	$148,411	$(201,054)	$140,187	$(143,544)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$260,057	$2,629,407	$1,110,523	$—	$3,999,987
Costs and Expenses:
Cost of services provided	—	234,485	2,375,337	1,030,137	—	3,639,959
Depreciation and amortization	—	3,817	118,261	25,830	—	147,908
Selling and general corporate expenses	—	35,870	45,374	7,041	—	88,285
Gain on sale of Healthcare Technologies	—	—	1,000	—	—	1,000
Interest and other financing costs, net	—	78,353	1,036	4,789	—	84,178
Expense allocations	—	85,651	(89,505)	3,854	—	—
	—	438,176	2,451,503	1,071,651	—	3,961,330
(Loss) Income before Income Taxes	—	(178,119)	177,904	38,872	—	38,657
(Benefit) Provision for Income Taxes	—	(35,757)	35,298	9,806	—	9,347
Equity in Net Income of Subsidiaries	29,353	—	—	—	(29,353)	—
Net income (loss)	29,353	(142,362)	142,606	29,066	(29,353)	29,310
Less: Net loss attributable to noncontrolling interest	—	—	(43)	—	—	(43)
Net income (loss) attributable to Aramark stockholders	29,353	(142,362)	142,649	29,066	(29,353)	29,353
Other comprehensive loss, net of tax	(8,655)	(17,074)	—	(5,890)	22,964	(8,655)
Comprehensive income (loss) attributable to Aramark stockholders	$20,698	$(159,436)	$142,649	$23,176	$(6,389)	$20,698

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
For the six months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Revenue	$—	$528,579	$5,478,334	$2,258,423	$—	$8,265,336
Costs and Expenses:
Cost of services provided	—	481,094	4,839,939	2,113,371	—	7,434,404
Depreciation and amortization	—	8,289	239,243	51,097	—	298,629
Selling and general corporate expenses	—	91,612	86,926	13,877	—	192,415
Gain on sale of Healthcare Technologies	—	—	(156,309)	—	—	(156,309)
Interest and other financing costs, net	—	156,912	2,007	8,236	—	167,155
Expense allocations	—	(144,938)	136,296	8,642	—	—
	—	592,969	5,148,102	2,195,223	—	7,936,294
(Loss) Income before Income Taxes	—	(64,390)	330,232	63,200	—	329,042
(Benefit) Provision for Income Taxes	—	(27,017)	60,298	15,773	—	49,054
Equity in Net Income of Subsidiaries	280,037	—	—	—	(280,037)	—
Net income (loss)	280,037	(37,373)	269,934	47,427	(280,037)	279,988
Less: Net loss attributable to noncontrolling interest	—	—	(49)	—	—	(49)
Net income (loss) attributable to Aramark stockholders	280,037	(37,373)	269,983	47,427	(280,037)	280,037
Other comprehensive loss, net of tax	(50,428)	(44,425)	—	(50,841)	95,266	(50,428)
Comprehensive income (loss) attributable to Aramark stockholders	$229,609	$(81,798)	$269,983	$(3,414)	$(184,771)	$229,609

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 27, 2020
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(122,174)	$112,309	$(75,404)	$(6,357)	$(91,626)
Cash flows from investing activities:
Purchases of property and equipment and other	—	(23,291)	(158,754)	(31,524)	—	(213,569)
Disposals of property and equipment	—	506	4,257	3,475	—	8,238
Acquisitions of businesses, net of cash acquired	—	—	(10,407)	(4,515)	—	(14,922)
Proceeds from governmental agencies related to property and equipment	—	—	23,550	—	—	23,550
Other investing activities	—	(413)	1,019	(491)	—	115
Net cash used in investing activities	—	(23,198)	(140,335)	(33,055)	—	(196,588)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,743,875	—	79,080	—	1,822,955
Payments of long-term borrowings	—	(902,485)	(15,567)	(17,206)	—	(935,258)
Net change in funding under the Receivables Facility	—	—	—	400,000	—	400,000
Payments of dividends	—	(55,257)	—	—	—	(55,257)
Proceeds from issuance of common stock	—	85,048	—	—	—	85,048
Repurchase of common stock	—	(6,540)	—	—	—	(6,540)
Other financing activities	—	(64,197)	(1,461)	—	—	(65,658)
Change in intercompany, net	—	237,351	18,957	(262,665)	6,357	—
Net cash provided by financing activities	—	1,037,795	1,929	199,209	6,357	1,245,290
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(755)	—	(755)
Increase (decrease) in cash and cash equivalents	—	892,423	(26,097)	89,995	—	956,321
Cash and cash equivalents, beginning of period	5	33,510	40,544	172,584	—	246,643
Cash and cash equivalents, end of period	$5	$925,933	$14,447	$262,579	$—	$1,202,964

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended March 29, 2019
(in thousands)

	Aramark (Parent)	Issuers	Guarantors	Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(84,943)	$133,213	$52,030	$(11,317)	$88,983
Cash flows from investing activities:
Purchases of property and equipment and other	—	(6,680)	(183,367)	(40,355)	—	(230,402)
Disposals of property and equipment	—	5,081	903	1,572	—	7,556
Proceeds from divestiture	—	—	293,711	—	—	293,711
Acquisitions of businesses, net of cash acquired	—	—	(9,443)	(21,672)	—	(31,115)
Proceeds from governmental agencies related to property and equipment	—	—	16,200	—	—	16,200
Other investing activities	—	178	3,098	(1,031)	—	2,245
Net cash (used in) provided by investing activities	—	(1,421)	121,102	(61,486)	—	58,195
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	100,071	—	100,071
Payments of long-term borrowings	—	(279,557)	(16,800)	(49,101)	—	(345,458)
Net change in funding under the Receivables Facility	—	—	—	205,000	—	205,000
Payments of dividends	—	(54,220)	—	—	—	(54,220)
Proceeds from issuance of common stock	—	10,372	—	—	—	10,372
Repurchase of common stock	—	(50,000)	—	—	—	(50,000)
Other financing activities	—	(27,533)	(1,474)	(113)	—	(29,120)
Change in intercompany, net	—	468,094	(242,131)	(237,280)	11,317	—
Net cash provided by (used in) financing activities	—	67,156	(260,405)	18,577	11,317	(163,355)
Effect of foreign exchange rates on cash and cash equivalents	—	—	—	(3,461)	—	(3,461)
(Decrease) increase in cash and cash equivalents	—	(19,208)	(6,090)	5,660	—	(19,638)
Cash and cash equivalents, beginning of period	5	50,716	29,844	134,460	—	215,025
Cash and cash equivalents, end of period	$5	$31,508	$23,754	$140,120	$—	$195,387

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 27, 2020 and March 29, 2019 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2019 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 26, 2019.
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
During fiscal 2018, we acquired Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") in separate transactions. Our earnings have been impacted and we expect to continue to be impacted for some period following the closings as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we have incurred $109 million of charges and expect to incur approximately $15 million to $20 million of additional charges over the next six months.
During fiscal 2019, Eric J. Foss, our former Chairman, President and Chief Executive Officer, stepped down and $12.1 million of charges related to his separation from us were recognized during the quarter ended September 27, 2019, of which $10.4 million were cash compensation related charges. As of March 27, 2020, we had $7.9 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.
In response to COVID-19, we are principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We remain fully prepared to perform strongly in the recovery. We believe that we are well-positioned to withstand the disruption to our business caused by COVID-19 due to our strong liquidity position, our flexible, low fixed-cost operating model and our diversified service offerings, geographic mix and client portfolio. While certain of our business sectors have been significantly impacted to date, we are working to resolve near-term disruptions and we are starting to see an increase in demand for those businesses significantly impacted by the COVID-19 closures.
In the FSS United States segment, the impacts to our operating sectors are as follows:
•Education – While impacted by recent closures, a vast majority of accounts continue to operate on a limited basis (for example, alternative meals in K-12 and supporting reduced populations in Higher Education). For those clients who closed early, we accelerated the standard end-of-semester summer wind down of those locations in an effort to manage our costs to appropriate levels.
•Sports, Leisure & Corrections – Sports & Entertainment has been significantly impacted by the suspension of professional sports seasons and postponement of concerts and events. Leisure has been impacted due to closures and restrictions in our parks, attractions and conference centers. Corrections has not been materially impacted.
•Business & Industry – Office closures and remote working resulting from stay-at-home orders and similar government mandates, have reduced catering and overall volumes. However, we continue to serve businesses and geographies that still require service, including financial, manufacturing and pharmaceutical industries.
•Facilities & Other – Although this sector has experienced some impact resulting from facility closures, we are providing more frequent and comprehensive services at a number of locations that require enhanced sanitization and deep cleaning, enabling a safer environment for existing and returning employees.
•Healthcare – We are working closely with clients to meet their heightened needs.
In the FSS International segment, we operate in 18 countries, with the largest presence in Canada, Chile, China, Germany, Ireland and the United Kingdom. Our business in China, which is primarily in Healthcare, has recovered and been awarded new contracts. The impacts to our business in these countries is similar to what we are seeing in the FSS U.S. segment.
In the Uniform segment, our business serves a range of clients. Operations continue for essential businesses with an increased focus on hygienic products and services. We recently began redeploying production lines in order to manufacture essential personal protective equipment ("PPE") for hospital employees and others serving in critical roles across the United States.
At this stage, it is too early to determine the full impact of COVID-19 on our operational results. For the three and six months ended March 27, 2020, we estimated the COVID-19 impact on revenue and operating income during these periods to be $325 million and $70 million (net of lower personnel costs and share-based compensation expense), respectively. The estimated impact of COVID-19 on revenue and operating income was derived based on comparing actuals to forecasts and identifying and analyzing specific components of growth within each of the business segments, including pricing, new and lost business. In all business segments, we are leveraging our flexible operating model to execute cost mitigation plans while continuing to support our clients. We have implemented several cost reduction initiatives, including renegotiations of client contracts, salary and other compensation adjustments, and reductions to general corporate expenses.
COVID-19 has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The scale and scope of COVID-19 may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition. The Company has undertaken many actions as it relates to its liquidity position in response to COVID-19. See "Liquidity and Capital Resources" within Item 2. in this Quarterly Report on Form 10-Q for disclosure around these actions taken. Also, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of COVID-19 on our business, financial condition and results of operations.
Divestitures
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of (Loss) Income for the six months ended March 29, 2019.
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. As described above, during the pendency of COVID-19 and in following periods, our business and results of operations may not experience our historically typical patterns of seasonality in our business.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 27, 2020 and March 29, 2019 (dollars in millions).

	Three Months Ended		Change
	March 27, 2020	March 29, 2019	$	%
Revenue	$3,731.6	$4,000.0	$(268.4)	(6.7)%
Costs and Expenses:
Cost of services provided	3,407.6	3,640.0	(232.4)	(6.4)%
Other operating expenses	223.1	236.2	(13.1)	(5.5)%
Goodwill impairment	198.6	—	198.6	100.0%
Gain on sale of Healthcare Technologies	—	1.0	(1.0)	(100.0)%
	3,829.3	3,877.2	(47.9)	(1.2)%
Operating (loss) income	(97.7)	122.8	(220.5)	(179.6)%
Interest and Other Financing Costs, net	99.8	84.2	15.6	18.5%
(Loss) Income Before Income Taxes	(197.5)	38.6	(236.1)	(611.7)%
Provision for Income Taxes	4.5	9.3	(4.8)	(51.6)%
Net (loss) income	$(202.0)	$29.3	$(231.3)	(789.4)%

	Three Months Ended		Change
Revenue by Segment(1)	March 27, 2020	March 29, 2019	$	%
FSS United States	$2,231.1	$2,417.0	$(185.9)	(7.7)%
FSS International	853.5	942.0	(88.5)	(9.4)%
Uniform	647.0	641.0	6.0	0.9%
	$3,731.6	$4,000.0	$(268.4)	(6.7)%

	Three Months Ended		Change
Operating Income (Loss) by Segment(1)	March 27, 2020	March 29, 2019	$	%
FSS United States	$65.8	$68.8	$(3.0)	(4.4)%
FSS International	(191.2)	41.9	(233.1)	(556.3)%
Uniform	46.8	38.2	8.6	22.5%
Corporate	(19.1)	(26.1)	7.0	(26.8)%
	$(97.7)	$122.8	$(220.5)	(179.6)%
(1) As a percentage of total revenue, FSS United States represented 59.8% and 60.4%, FSS International represented 22.9% and 23.6% and Uniform represented 17.3% and 16.0% for the three month periods ended March 27, 2020 and March 29, 2019, respectively. Revenue and operating income (loss) for all segments were impacted by COVID-19 in the three month period of fiscal 2020.

	Six Months Ended		Change
	March 27, 2020	March 29, 2019	$	%
Revenue	$7,985.2	$8,265.3	$(280.1)	(3.4)%
Costs and Expenses:
Cost of services provided	7,175.7	7,434.4	(258.7)	(3.5)%
Other operating expenses	454.3	491.0	(36.7)	(7.5)%
Goodwill impairment	198.6	—	198.6	100.0%
Gain on sale of Healthcare Technologies	—	(156.3)	156.3	(100.0)%
	7,828.6	7,769.1	59.5	0.8%
Operating income	156.6	496.2	(339.6)	(68.4)%
Interest and Other Financing Costs, net	179.4	167.2	12.2	7.3%
(Loss) Income Before Income Taxes	(22.8)	329.0	(351.8)	(106.9)%
Provision for Income Taxes	33.3	49.0	(15.7)	(32.0)%
Net (loss) income	$(56.1)	$280.0	$(336.1)	(120.0)%

	Six Months Ended		Change
Revenue by Segment(2)	March 27, 2020	March 29, 2019	$	%
FSS United States	$4,870.1	$5,077.3	$(207.2)	(4.1)%
FSS International	1,799.7	1,895.2	(95.5)	(5.0)%
Uniform	1,315.4	1,292.8	22.6	1.7%
	$7,985.2	$8,265.3	$(280.1)	(3.4)%

	Six Months Ended		Change
Operating Income (Loss) by Segment(2)	March 27, 2020	March 29, 2019	$	%
FSS United States	$251.7	$432.6	$(180.9)	(41.8)%
FSS International	(147.5)	53.3	(200.8)	(376.7)%
Uniform	100.1	90.9	9.2	10.1%
Corporate	(47.7)	(80.6)	32.9	(40.8)%
	$156.6	$496.2	$(339.6)	(68.4)%
(2) As a percentage of total revenue, FSS United States represented 61.0% and 61.4%, FSS International represented 22.5% and 22.9% and Uniform represented 16.5% and 15.6% for the six month periods ended March 27, 2020 and March 29, 2019, respectively. Revenue and operating income (loss) for all segments were impacted by the COVID-19 in the six month period of fiscal 2020.
Consolidated Overview
Revenue decreased by approximately 6.7% and 3.4% during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. Revenue was negatively impacted during both the three and six month periods of fiscal 2020 due to COVID-19, primarily attributable to clients either reducing or ceasing operations at certain locations in our FSS United States and FSS International segments. We estimate the total decline in revenue related to COVID-19 was approximately $325 million (approximately 8.1% and 3.9%) across all segments for both the three and six month periods of fiscal 2020. Foreign currency translation also negatively impacted both the three and six month periods of fiscal 2020 (approximately 1.3% and 1.1%).

The following table presents the cost of services provided by segment and as a percent of revenue for the three and six month periods ended March 27, 2020 and March 29, 2019.

	Three Months Ended				Six Months Ended
	March 27, 2020		March 29, 2019		March 27, 2020		March 29, 2019
Cost of services provided	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,033.0	91.1%	$2,216.7	91.7%	$4,364.6	89.6%	$4,548.9	89.6%
FSS International	823.2	96.4%	877.8	93.2%	1,703.7	94.7%	1,798.2	94.9%
Uniform	551.4	85.2%	545.5	85.1%	1,107.4	84.2%	1,087.3	84.1%
	$3,407.6	91.3%	$3,640.0	91.0%	$7,175.7	89.9%	$7,434.4	89.9%
The following table presents the percentages attributable to the components in cost of services provided for the three and six month periods ended March 27, 2020 and March 29, 2019.

	Three Months Ended		Six Months Ended
Cost of services provided components	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Food and support service costs	27.4%	27.8%	28.1%	28.2%
Personnel costs	49.0%	48.2%	47.4%	46.9%
Other direct costs	23.6%	24.0%	24.5%	24.9%
	100.0%	100.0%	100.0%	100.0%

Operating income decreased by approximately $220.5 million and $339.6 million during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. Operating income was negatively impacted during both the three and six month periods of fiscal 2020 due to COVID-19, primarily attributable to clients either reducing or ceasing operations at certain locations in our FSS United States and FSS International segments. We estimate the total decline in operating income related to COVID-19 is approximately $70 million, which is net of lower personnel costs and share-based compensation expense (see Note 11 to the condensed consolidated financial statements). Personnel costs include employee incentive expenses related to the annual bonus and employer retirement matching contributions. The decrease in operating income during the three month and six month periods of fiscal 2020 was also attributable to:
•a goodwill impairment charge in the FSS International segment (approximately $198.6 million for both periods) (see Note 4 to the condensed consolidated financial statements);
•an increase from the change in fair value of certain gasoline and diesel agreements (approximately $16.7 million and $4.5 million); and
•personnel and consulting costs related to sales growth initiatives (approximately $7.4 million and $16.1 million); which more than offset
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $65.5 million and $64.0 million).
During the six month period of fiscal 2020, the decrease in operating income also was due to the prior year gain from the divestiture of the HCT business (approximately $156.3 million), offset by lower severance costs (approximately $15.1 million).
Interest and Other Financing Costs, net, increased 18.5% and 7.3% during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The increase was primarily due to charges of $20.9 million related to refinancing activities (see Note 5 to the condensed consolidated financial statements), partially offset by lower outstanding term loan borrowings resulting from optional prepayments made during fiscal 2019.
The effective income tax rate for the three and six month periods of fiscal 2020 was (2.3)% and (146.3)%, respectively, compared to 24.2% and 14.9% in the prior year periods, respectively. As a result of the CARES Act, the Company recorded an income tax expense of approximately $3.7 million for both the three and six month periods of fiscal 2020. While the Company's estimated annual effective tax rate reflects a benefit from the CARES Act, the application of that rate to the ordinary pretax income resulted in an expense for the three month period ended March 27, 2020. As of each reporting date, we consider existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). Based on cumulative losses and goodwill impairment recorded in the FSS International segment (see Note 4 to the condensed consolidated financial statements) as negative evidence, we recorded valuation allowances against DTAs of certain subsidiaries in the amount of approximately $8.6 million in the quarter ending March 27, 2020. The effective tax rate for the three and six months ended March 27, 2020 also includes tax benefits of approximately $26.9 million and $45.5 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the first and second quarters of fiscal 2020, including by the former Chairman, President and Chief Executive Officer. The (Loss) Income Before Income Taxes for the three and six month periods of fiscal 2020 includes a non-cash impairment charge of goodwill for $198.6 million, which is nondeductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	March 27, 2020	March 29, 2019	%	March 27, 2020	March 29, 2019	%
Business & Industry	$369.2	$394.8	(6.5)%	$774.7	$794.7	(2.5)%
Education	805.5	901.6	(10.7)%	1,806.6	1,917.9	(5.8)%
Healthcare	221.0	221.4	(0.2)%	448.2	484.7	(7.5)%
Sports, Leisure & Corrections	444.4	504.7	(11.9)%	1,053.3	1,099.0	(4.2)%
Facilities & Other	391.0	394.5	(0.9)%	787.3	781.0	0.8%
	$2,231.1	$2,417.0	(7.7)%	$4,870.1	$5,077.3	(4.1)%

The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. As described above, during the pendency of COVID-19 and in following periods, operating income margins in the FSS United States sectors may differ from our historically typical patterns.
FSS United States segment revenue decreased by approximately 7.7% and 4.1% during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease during the three and six month periods of fiscal 2020 was primarily attributable to COVID-19 (approximately 9.4% and 4.5% of the FSS United States segment), which significantly impacted our Sports Leisure & Corrections sector due to the suspension of professional sports seasons and our Education sector where clients either have reduced or ceased operations at certain locations. During the six month period of fiscal 2020, revenue also decreased in the Healthcare sector resulting from the divestiture of HCT (approximately 9.0% of the Healthcare sector).
Operating income decreased by approximately $3.0 million and $180.9 million during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease during the three month period of fiscal 2020 was attributable to:
•the estimated profit decline due to COVID-19, net of lower personnel costs, including employee incentive expenses related to the annual bonus and employer retirement matching contributions (approximately $50.0 million);
•profit decline in the Education sector;
•a non-cash asset write-down related to information technology assets (approximately $4.1 million); and
•personnel costs and consulting costs related to sales growth initiatives (approximately $3.7 million); which more than offset
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $51.8 million); and
•prior year settlement charges related to exiting a joint venture arrangement (approximately $4.5 million).
The decrease during the six month period was attributable to:
•the prior year gain from the divestiture of the HCT business (approximately $156.3 million);
•the estimated profit decline due to COVID-19, net of lower personnel costs, including employee incentive expenses related to the annual bonus and employer retirement matching contributions (approximately $50.0 million);
•profit decline in the Education sector;
•personnel costs and consulting costs related to sales growth initiatives (approximately $8.7 million);

•a non-cash asset impairment charge related to information technology assets (approximately $4.1 million); and
•profit decline from the prior year divestiture of HCT (approximately $3.8 million); which more than offset
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $50.4 million);
•the prior year duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment costs while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $6.8 million);
•prior year settlement charges related to exiting a joint venture arrangement (approximately $4.5 million); and
•lower severance charges (approximately $3.5 million).
FSS International Segment
FSS International segment revenue decreased by approximately 9.4% and 5.0% during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease during both the three and six month periods of fiscal 2020 was primarily attributable to COVID-19 (estimated to be approximately 8.3% and 4.1% of the FSS International segment), as Germany and Spain were particularly affected due to government imposed shutdowns. The decrease was also attributable to the negative impact of foreign currency translation (approximately 5.3% and 4.6%).
Operating income decreased by approximately $233.1 million and $200.8 million during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease was attributable to:
•a goodwill impairment charge (approximately $198.6 million for both periods) (see Note 4 to the condensed consolidated financial statements); and
•the estimated profit decline due to COVID-19, net of lower personnel costs, including employee incentive expenses related to the annual bonus (approximately $33.0 million for both periods).
For the three month period of fiscal 2020, there were severance charges of approximately $3.7 million unrelated to COVID-19. For the six month period of fiscal 2020, there was a decrease in severance charges of approximately $14.2 million compared to the six month period of fiscal 2019.
Uniform Segment
Uniform segment revenue increased by approximately 0.9% and 1.7% during the three and six month period of fiscal 2020 compared to the prior year periods. The increase was primarily from new business and improved pricing, partially offset by the estimated decline due to COVID-19 (approximately 3.1% and 1.5% of the Uniform segment).
Operating income increased by approximately $8.6 million and $9.2 million during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The increase was attributable to:
•an increase in revenue and synergies from the AmeriPride acquisition;
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $11.9 million for both periods); and
•lower merger and integration charges from the AmeriPride acquisition (approximately $2.3 million and $1.3 million); which more than offset
•the estimated profit decline due to COVID-19, net of lower personnel costs, including employee incentive expenses related to the annual bonus and employer retirement matching contributions (approximately $9.0 million for both periods); and
•personnel costs related to sales growth initiatives (approximately $3.7 million and $7.4 million).

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $7.0 million and $32.9 million during the three and six month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease was attributable to:
•expense reductions as a result of COVID-19, including the reversal of previously recognized share-based compensation expense based on lower than estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 PSU grants (approximately $22.6 million for both periods);
•lower personnel costs, including employee incentive expenses related to the annual bonus (approximately $1.4 million in both periods); and
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million in both periods); which more than offset
•an increase from the change in fair value of certain gasoline and diesel agreements (approximately $16.7 million and $4.5 million); and
•an increase in severance and other costs associated with the departure of the Company's former chief financial officer (approximately $3.2 million for both periods).
The six month period of fiscal 2019 also included banker fees related to the divestiture of HCT (approximately $6.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of March 27, 2020, we had $1,203.0 million of cash and cash equivalents and approximately $4.7 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid geographies where we have operations. As of March 27, 2020, there was approximately $921.0 million of outstanding foreign currency borrowings.
On January 15, 2020, we entered into a new U.S. dollar denominated term loan due January 15, 2027 (the "U.S. Term Loan B due 2027"), in an aggregate principal amount of $900.0 million. The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%. The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on the 5.125% Senior Notes due 2024 (the "2024 Notes") at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses, including a $23.1 million call premium on the 2024 Notes and approximately $6.6 million related to banker fees, rating agency fees and legal fees (see Note 5 to the condensed consolidated financial statements).
In response to the COVID-19 pandemic, we undertook a number of actions to enhance our cash position as of March 27, 2020, including borrowings of $948.8 million under our revolving credit facility and $400.0 million under our Receivables Facility. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI intends to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes (see Note 5 to the condensed consolidated financial statements). We have also implemented several cost reduction initiatives in response to COVID-19, including renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses.
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents, including funds from our additional borrowings, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2023 and, with the additional funds from our recent debt offering and our recent credit agreement amendment, we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer capital expenditures as appropriate without a material impact to the business. While we believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable, we cannot assure that they will be correct because as the current environment is unprecedented and as a consequence, our ability to be predictive is uncertain. For information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.
On February 5, 2019, we announced as a result of tax savings from U.S. tax reform that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We funded a majority of these investments during fiscal 2019. Through March 27, 2020, we have invested approximately $84 million in special recognition awards, employee training programs, retirement contributions and educational assistance. We expect to spend approximately $6 million during fiscal 2020 related to the tax reform funded investment in our workforce.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 27, 2020	March 29, 2019
Net cash (used in) provided by operating activities	$(91.6)	$89.0
Net cash (used in) provided by investing activities	(196.6)	58.2
Net cash provided by (used in) financing activities	1,245.3	(163.4)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
During the six month period of fiscal 2020, as discussed in "Results of Operations" above, net income decreased and non-cash charges increased compared to the six month period of fiscal 2019, which was impacted by the current year non-cash impairment charge related to goodwill of approximately $198.6 million and the prior year gain from the divestiture of the HCT business of approximately $139.2 million. The change in cash flows used in operating activities during the six month period of fiscal 2020 compared to cash flows provided by operating activities during the six month period of fiscal 2019 was primarily due to the unfavorable change in operating assets and liabilities ($236.6 million). The change in operating assets and liabilities compared to the prior year period was primarily due to the following:
•Accrued expenses were a greater use of cash ($203.2 million) primarily due to the following: change in annual bonus accrual generating more of a use of cash in the current year compared to the prior year period; change in annual employer retirement matching contribution accrual generating more of a use of cash in the current year compared to the prior year period; the timing of deferred income; and higher commission payments with lower new activity from the impact of COVID-19 in our Sports business; and
•Accounts payable were a greater use of cash ($132.1 million) due to timing of disbursements and lower purchasing levels from the impact of COVID-19, mainly in our Higher Education and Sports businesses; which more than offset
•Receivables were less of a use of cash by $64.1 million due to timing of collections and lower revenue from the impact of COVID-19; and
•Inventories were a source of cash by $41.4 million in the six month period of fiscal 2020 compared to a use of cash in the six month period of fiscal 2019 due to lower purchases in the Uniform segment.
During the six month periods of fiscal 2020 and fiscal 2019, we received income of approximately $12.5 million and $14.6 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption reflects adjustments to net income in the current year and prior year periods related to non-operating gains and losses, including financing related charges and includes fluctuations in certain non-current liabilities (insurance).
Cash Flows (Used in) Provided by Investing Activities
The change in net cash flows used in investing activities during the six month period of fiscal 2020 compared to the net cash flows provided by investing activities during the six month period of fiscal 2019 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 of $293.7 million and lower levels of capital expenditures. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $15.3 million and $16.2 million of proceeds relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector during each of the six month periods of fiscal 2020 and 2019. The six month period of fiscal 2020 also includes approximately $8.3 million of proceeds from government grants related to our new headquarters.
Cash Flows Provided by (Used in) Financing Activities
During the six month period of fiscal 2020, cash provided by financing activities was impacted by the following:
•issuance of a new U.S. denominated term loan due January 2027, net of original issue discount ($898.9 million);
•an increase in borrowings under the revolving credit facility ($948.8 million);
•an increase in funding under the Receivables Facility ($400.0 million);
•an increase in proceeds from issuance of common stock as a result of higher stock option exercises ($85.0 million); and

•cash proceeds received from a stockholder in connection with short-swing profits earned through transactions in our common stock, which are included in "Other financing activities" ($14.8 million); which more than offset
•repayment of the aggregate principal amount of the 5.125% Senior Notes, due 2024 ($900 million); and
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including a call premium ($23.1 million) and capitalized third party costs ($6.6 million).
During the six month period of fiscal 2019, cash used in financing activities was impacted by the following:
•an increase in funding under the Receivables Facility ($205.0 million); and
•a repayment of borrowings on term loans and the revolving credit facility ($290.3 million, which includes $200.0 million of optional prepayments from the proceeds of the HCT divestiture).
During fiscal 2019, the Board of Directors authorized a new share repurchase program providing for purchases of up to $200.0 million of Aramark common stock which will expired in July 2022. During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under this program. During the six month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019.
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2020 and fiscal 2019, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 27, 2020, we were in compliance with these covenants.
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
On April 22, 2020, ASI entered into Amendment No. 9 to the Credit Agreement. Amendment No. 9 provides for a covenant waiver period which suspends the Consolidated Secured Debt Ratio debt covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 and ending after the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. If ASI ceases to be in compliance with Amendment No. 9 at any time during the covenant waiver period, this will cause an event of default under the Credit Agreement. If such non-compliance is not waived, certain lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. When the Consolidated Secured Debt Ratio debt covenant is once again effective for ASI in the fourth quarter of fiscal 2021, the trailing twelve month period will consist of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. This exclusion is intended to prevent the effects of COVID-19 from impacting the covenant calculation. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP.

Covenant Adjusted EBITDA is defined as net income (loss) of ASI and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

Twelve Months Ended
(in millions)	March 27, 2020
Net income attributable to ASI stockholder	$112.0
Interest and other financing costs, net	347.2
Provision for income taxes	92.0
Depreciation and amortization	589.9
Share-based compensation expense(1)	26.3
Unusual or non-recurring (gains) and losses(2)	198.6
Pro forma EBITDA for equity method investees(3)	6.7
Pro forma EBITDA for certain transactions(4)	15.7
Other(5)	204.0
Covenant Adjusted EBITDA	$1,592.4
(1) Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 11 to the condensed consolidated financial statements).
(2) Represents non-cash impairment charge related to goodwill (see Note 4 to the condensed consolidated financial statements).
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
(5) "Other" for the twelve months ended March 27, 2020, includes labor charges, incremental expenses and other expenses associated with closed locations resulting from the COVID-19 pandemic ($41.1 million), expenses related to merger and integration related charges ($35.2 million), charges related to certain legal settlements ($27.9 million), adjustments to remove the impact attributable to the adoption of certain new accounting standards in accordance with the Credit Agreement and indentures ($24.1 million), non-cash impairment charges ($18.9 million), compensation expense for retirement contributions and employee training programs funded by benefits from U.S. tax reform ($10.9 million), cash compensation charges associated with the retirement of our former chief executive officer ($10.4 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($9.2 million loss), advisory fees related to shareholder matters ($7.7 million), closing costs mainly related to customer contracts ($7.2 million), the impact of hyperinflation in Argentina ($6.0 million), severance charges ($4.3 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended March 27, 2020 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.62
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	5.05
(1) The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the condensed consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under our Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term Loan B, which lenders do not benefit from the maximum Consolidated Secured Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes. Commencing in the fourth fiscal quarter of fiscal 2020, subject to compliance with the additional minimum liquidity and other requirements set forth in Amendment No. 9 to the Credit Agreement, compliance with this covenant is waived through the third fiscal quarter of fiscal 2021.
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
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. Beginning in fiscal 2019, we began insuring portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of March 27, 2020. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of March 27, 2020, cash and cash equivalents at the Captive was $68.7 million. We are self-insured for a portion of general liability, automobile liability and workers’ compensation claims under our insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
On January 29, 2020, our stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amends and restates our 2013 Incentive Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Incentive Plan.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 27, 2020 has not materially changed from September 27, 2019 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019). See Note 5 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 15 for the disclosure of the fair value and related carrying value of our debt obligations as of March 27, 2020.
Item 4. Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of March 27, 2020.
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
Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 and filed with the SEC on November 26, 2019.
In light of developments relating to the coronavirus (COVID-19) pandemic occurring subsequent to the filing of our Annual Report on Form 10-K, the Company is supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The scale and scope of the recent coronavirus (COVID-19) outbreak and resulting pandemic is unknown and is expected to continue to adversely impact our business for an extended period. The overall impact on our business, operating results, cash flows and/or financial condition is anticipated to be material.
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, depending on the prolonged period of the COVID-19 pandemic, which has and is anticipated to continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in certain of the risk factors contained in our Annual Report on Form 10-K. In addition, the COVID-19 pandemic has, in some cases, and may continue to adversely impact our business and financial condition in specific ways, including its impact on:
•overall economic conditions, which have and will likely continue to be adversely impacted by the COVID-19 pandemic and related global shutdowns;
•our ability to maintain sufficient qualified personnel due to employee illness, quarantine, worker absenteeism or other social-distancing, travel or other restrictions;
•the financial health of our clients and consumers and their demand and ability to pay for certain of our services;
•our ability to obtain new business, expand or otherwise execute on strategic plans;
•our ability to restart operations in an effective manner after COVID-19 related shut-downs;
•our ability to comply with new legal or regulatory requirements enacted in connection with the COVID-19 pandemic in a cost-effective manner;
•legal actions or proceedings related to COVID-19;
•our ability to continue to affect our cost savings initiatives and achieve synergies from the Avendra and AmeriPride acquisitions;
•partial or full closure of client premises over an unknown period time resulting in non-provision of services to the client and reduced or no revenue generation in those units;
•postponement of large events leading to postponement of revenue and a decrease in our margin;

•the willingness of end customers to go to the facilities where we operate during the pandemic or for some period thereafter;
•our ability to maintain a safe and cost-effective supply chain as COVID-19 may continue to adversely affect our suppliers;
•ability to service our indebtedness; and
•if assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was expected, including those assumptions relating to the duration and severity of COVID-19, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of governmental responses and other containment actions and the impact of these and other factors on our employees, clients, customers, suppliers and partners. Such impact on our business, operating results, cash flows and/or financial condition is anticipated to be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities
The following table provides information about the Company's share repurchase activity during the second fiscal quarter:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month 1 December 28, 2019 - January 24, 2020	N/A	N/A	N/A	$200,000,000
Month 2 January 25, 2020 - February 21, 2020	N/A	N/A	N/A	$200,000,000
Month 3 February 22, 2020 - March 27, 2020	282,652	$23.14	282,652	$193,460,635
Total	282,652	$23.14	282,652	$193,460,635
(1) On August 6, 2019, we announced a share repurchase program allowing us to repurchase up to $200.0 million of our common stock through July 2022.
Item 6. Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2020.

Aramark

By:	/s/ THOMAS G. ONDROF
Name:	Thomas G. Ondrof
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
4.1
Indenture, dated as of April 27, 2020, among Aramark Services, Inc., as issuer, Aramark Intermediate Holdco Corporation, as parent guarantor, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Aramark’s Current Report on Form 8-K filed with the SEC on April 28, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.1
Amendment No. 9, dated as of April 22, 2020, among Aramark Services, Inc., as borrower, Aramark Intermediate Holdco Corporation, as parent guarantor. each other borrower party thereto, each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on April 28, 2020, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 27, 2020 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 27, 2020 and September 27, 2019; (ii) Condensed Consolidated Statements of (Loss) Income for the three and six months ended March 27, 2020 and March 29, 2019; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 27, 2020 and March 29, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 27, 2020 and March 29, 2019; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended March 27, 2020 and March 29, 2019; and (vi) Notes to condensed consolidated financial statements.

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