Form 10-Q
period 2020-06-26
Aramark
filed 2020-08-04
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended June 26, 2020 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 24, 2020, the number of shares of the registrant's common stock outstanding is 252,975,615.

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
Forward-looking statements speak only as of the date made. All statements we make relating to our estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and our estimated benefits and costs of our acquisitions are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect or could continue to affect our results or the costs and benefits of the acquisitions include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the U.S. and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; the manner and timing of benefits we expect to receive under the CARES Act or other government programs; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; the inability to achieve cost savings through our cost reduction efforts; our expansion strategy; our ability to successfully integrate the businesses of Avendra and AmeriPride and costs and timing related thereto; the risk of unanticipated restructuring costs or assumption of undisclosed liabilities; the risk that we are unable to achieve the anticipated benefits (including tax benefits) and synergies of the acquisition of AmeriPride and Avendra including whether the transactions will be accretive and within the expected timeframes; the availability of sufficient cash to repay certain indebtedness and our decision to utilize the cash for that purpose; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with, or to the business of, our primary distributor; the inability to hire and retain sufficient qualified personnel or increases in labor costs; healthcare reform legislation; the contract intensive nature of our business, which may lead to client disputes; seasonality; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; failure to maintain effective internal controls; our leverage, including our recent significantly increased borrowings; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; our ability to attract new or maintain existing customer and supplier relationships at reasonable cost, our ability to retain key personnel and other factors set forth in this Quarterly Report on Form 10-Q under the headings Part II, Item 1A "Risk Factors" and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 26, 2019 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website www.aramark.com. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1. Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 26, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,417,255	$246,643
Receivables (less allowances: 2020 - $73,038; 2019 - $49,566)	1,423,190	1,806,964
Inventories	426,766	411,319
Prepayments and other current assets	289,933	193,461
Total current assets	4,557,144	2,658,387
Property and Equipment, net	2,066,359	2,181,762
Goodwill	5,325,048	5,518,800
Other Intangible Assets	1,958,035	2,033,566
Operating Lease Right-of-use Assets (see Note 8)	551,002	—
Other Assets	1,164,485	1,343,806
	$15,622,073	$13,736,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$90,112	$69,928
Current operating lease liabilities (see Note 8)	74,971	—
Accounts payable	618,136	999,517
Accrued expenses and other current liabilities	1,336,095	1,635,853
Total current liabilities	2,119,314	2,705,298
Long-Term Borrowings	9,169,502	6,612,239
Noncurrent Operating Lease Liabilities (see Note 8)	336,915	—
Deferred Income Taxes and Other Noncurrent Liabilities	1,090,642	1,088,822
Redeemable Noncontrolling Interest	10,358	9,915
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2020—290,558,042 shares and 2019—282,919,536 shares; and outstanding: 2020—252,937,875 shares and 2019—247,756,091 shares)	2,906	2,829
Capital surplus	3,399,703	3,236,450
Retained earnings	708,803	1,107,029
Accumulated other comprehensive loss	(307,924)	(216,965)
Treasury stock (shares held in treasury: 2020—37,620,167 shares and 2019—35,163,445 shares)	(908,146)	(809,296)
Total stockholders' equity	2,895,342	3,320,047
	$15,622,073	$13,736,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 26, 2020	June 28, 2019
Revenue	$2,152,253	$4,010,761
Costs and Expenses:
Cost of services provided	2,265,614	3,594,978
Depreciation and amortization	148,060	148,779
Selling and general corporate expenses	66,176	78,185
	2,479,850	3,821,942
Operating (loss) income	(327,597)	188,819
Interest and Other Financing Costs, net	94,235	82,220
(Loss) Income Before Income Taxes	(421,832)	106,599
(Benefit) Provision for Income Taxes	(165,524)	23,535
Net (loss) income	(256,308)	83,064
Less: Net income attributable to noncontrolling interest	132	109
Net (loss) income attributable to Aramark stockholders	$(256,440)	$82,955

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(1.01)	$0.34
Diluted	$(1.01)	$0.33
Weighted Average Shares Outstanding:
Basic	252,943	246,928
Diluted	252,943	251,147

	Nine Months Ended
	June 26, 2020	June 28, 2019
Revenue	$10,137,409	$12,276,097
Costs and Expenses:
Cost of services provided	9,441,316	11,029,382
Depreciation and amortization	443,971	447,408
Selling and general corporate expenses	224,502	270,600
Goodwill impairment	198,600	—
Gain on sale of Healthcare Technologies	—	(156,309)
	10,308,389	11,591,081
Operating (loss) income	(170,980)	685,016
Interest and Other Financing Costs, net	273,642	249,375
(Loss) Income Before Income Taxes	(444,622)	435,641
(Benefit) Provision for Income Taxes	(132,176)	72,589
Net (loss) income	(312,446)	363,052
Less: Net income attributable to noncontrolling interest	493	60
Net (loss) income attributable to Aramark stockholders	$(312,939)	$362,992

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(1.25)	$1.47
Diluted	$(1.25)	$1.44
Weighted Average Shares Outstanding:
Basic	251,343	246,665
Diluted	251,343	251,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	June 26, 2020	June 28, 2019
Net (loss) income	$(256,308)	$83,064
Other comprehensive loss, net of tax
Pension plan adjustments	(285)	(179)
Foreign currency translation adjustments	4,115	(2,002)
Fair value of cash flow hedges	(7,673)	(26,749)
Share of equity investee's comprehensive loss	(71)	(257)
Other comprehensive loss, net of tax	(3,914)	(29,187)
Comprehensive (loss) income	(260,222)	53,877
Less: Net income attributable to noncontrolling interest	132	109
Comprehensive (loss) income attributable to Aramark stockholders	$(260,354)	$53,768

	Nine Months Ended
	June 26, 2020	June 28, 2019
Net (loss) income	$(312,446)	$363,052
Other comprehensive loss, net of tax
Pension plan adjustments	(856)	574
Foreign currency translation adjustments	(23,193)	(11,036)
Fair value of cash flow hedges	(66,841)	(68,666)
Share of equity investee's comprehensive loss	(69)	(487)
Other comprehensive loss, net of tax	(90,959)	(79,615)
Comprehensive (loss) income	(403,405)	283,437
Less: Net income attributable to noncontrolling interest	493	60
Comprehensive (loss) income attributable to Aramark stockholders	$(403,898)	$283,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 26, 2020	June 28, 2019
Cash flows from operating activities:
Net (loss) income	$(312,446)	$363,052
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	443,971	447,408
Goodwill impairment and asset write-downs	244,952	—
Deferred income taxes	(66,003)	21,861
Share-based compensation expense	15,349	48,414
Net gain on sale of Healthcare Technologies	—	(139,165)
Changes in operating assets and liabilities:
Accounts Receivable	356,436	(88,173)
Inventories	(18,620)	(37,133)
Prepayments and Other Current Assets	(88,386)	(33,586)
Accounts Payable	(386,646)	(178,468)
Accrued Expenses	(305,980)	(164,584)
Payments made to clients on contracts	(42,824)	(30,169)
Other operating activities	85,352	(1,270)
Net cash (used in) provided by operating activities	(74,845)	208,187
Cash flows from investing activities:
Purchases of property and equipment and other	(298,716)	(340,449)
Disposals of property and equipment	39,341	11,020
Proceeds from divestiture	—	293,711
Acquisition of certain businesses, net of cash acquired	(16,734)	(35,515)
Proceeds from governmental agencies related to property and equipment	23,550	16,200
Other investing activities	1,228	5,641
Net cash used in investing activities	(251,331)	(49,392)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,221,329	107,796
Payments of long-term borrowings	(970,616)	(372,168)
Net change in funding under the Receivables Facility	335,600	255,000
Payments of dividends	(83,060)	(81,305)
Proceeds from issuance of common stock	88,581	21,339
Repurchase of common stock	(6,540)	(50,000)
Other financing activities	(89,050)	(31,322)
Net cash provided by (used in) financing activities	2,496,244	(150,660)
Effect of foreign exchange rates on cash and cash equivalents	544	(3,105)
Increase in cash and cash equivalents	2,170,612	5,030
Cash and cash equivalents, beginning of period	246,643	215,025
Cash and cash equivalents, end of period	$2,417,255	$220,055

	Nine Months Ended
(dollars in millions)	June 26, 2020	June 28, 2019
Interest paid	$254.8	$248.3
Income taxes paid, net of refunds	$30.3	$137.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net income attributable to Aramark stockholders	145,761			145,761
Other comprehensive income	21,200				21,200
Capital contributions from issuance of common stock	60,623	42	60,581
Share-based compensation expense	14,116		14,116
Repurchase of common stock	(80,459)					(80,459)
Payments of dividends	(29,712)			(29,712)
Balance, December 27, 2019	$3,451,576	$2,871	$3,311,147	$1,223,078	$(195,765)	$(889,755)
Net loss attributable to Aramark stockholders	(202,260)			(202,260)
Other comprehensive loss	(108,245)				(108,245)
Capital contributions from issuance of common stock	68,908	31	68,877
Capital contribution from stockholder	14,814		14,814
Share-based compensation expense reduction	(9,857)		(9,857)
Repurchase of common stock	(17,719)					(17,719)
Payments of dividends	(27,772)			(27,772)
Balance, March 27, 2020	$3,169,445	$2,902	$3,384,981	$993,046	$(304,010)	$(907,474)
Net loss attributable to Aramark stockholders	(256,440)			(256,440)
Other comprehensive loss	(3,914)				(3,914)
Capital contributions from issuance of common stock	3,636	4	3,632
Share-based compensation expense	11,090		11,090
Repurchase of common stock	(672)					(672)
Payments of dividends	(27,803)			(27,803)
Balance, June 26, 2020	$2,895,342	$2,906	$3,399,703	$708,803	$(307,924)	$(908,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity[1]	Common Stock	Capital Surplus	Retained Earnings[1]	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	250,682			250,682
Other comprehensive loss	(41,773)				(41,773)
Capital contributions from issuance of common stock	3,510	14	3,496
Share-based compensation expense	18,562		18,562
Repurchase of common stock	(71,884)					(71,884)
Payments of dividends	(29,157)			(29,157)
Balance, December 28, 2018	$3,217,893	$2,807	$3,154,479	$990,439	$(132,996)	$(796,836)
Net income attributable to Aramark stockholders	29,353			29,353
Other comprehensive loss	(8,655)				(8,655)
Capital contributions from issuance of common stock	11,790	5	11,785
Share-based compensation expense	14,679		14,679
Repurchase of common stock	(4,324)					(4,324)
Payments of dividends	(27,058)			(27,058)
Balance, March 29, 2019	$3,233,680	$2,812	$3,180,943	$992,736	$(141,651)	$(801,160)
Net income attributable to Aramark stockholders	82,955			82,955
Other comprehensive loss	(29,187)				(29,187)
Capital contributions from issuance of common stock	12,290	7	12,283
Share-based compensation expense	15,173		15,173
Repurchase of common stock	(1,904)					(1,904)
Payments of dividends	(27,085)			(27,085)
Balance, June 28, 2019	$3,285,922	$2,819	$3,208,399	$1,048,606	$(170,838)	$(803,064)
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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 26, 2019. The Condensed Consolidated Balance Sheet as of September 27, 2019 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities, the impact of the COVID-19 pandemic ("COVID-19") and the possibility of changes in general economic conditions.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In March 2020, the FASB issued an ASU which provides optional expedients that may be adopted and applied through December 2022 to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During the second quarter of fiscal 2020, the Company adopted the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference reform. Other optional expedients related to hedging relationships may be contemplated in the future resulting from reference rate reform. The Company reviewed its portfolio of debt agreements, lease agreements and other contracts and determined that only its debt agreements will be impacted by this standard, as the lease agreements and other contracts do not use LIBOR as a reference rate. The Company is currently evaluating the impact of the remaining amendment of this standard.
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
In November 2019, the FASB issued an ASU which provides clarification and improvements to existing guidance related to the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The Company does not anticipate the impact will be material.
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The Company does not anticipate the impact will be material.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The guidance related to the credit losses on financial instruments ASU will be adopted in the first quarter of fiscal 2021. The Company adopted the guidance related to financial instruments ASU in the first quarter of 2019 and the derivatives and hedging in the first quarter of fiscal 2020, which did not have a material impact on the condensed consolidated financial statements. The Company is currently evaluating the impact of the remaining amendment of this standard.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The Company will adopt this guidance in the first quarter of fiscal 2021. The Company is currently evaluating the impact of this standard, including reviewing its financial instruments to determine the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures. The Company continues to assess the disclosure requirements and implement appropriate changes to business processes, policies, and controls. The Company does not anticipate the impact will be material.
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
The summary of the components of comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	June 26, 2020			June 28, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(256,308)			$83,064
Pension plan adjustments	(285)	—	(285)	(179)	—	(179)
Foreign currency translation adjustments	4,239	(124)	4,115	(2,002)	—	(2,002)
Fair value of cash flow hedges	(10,369)	2,696	(7,673)	(36,089)	9,340	(26,749)
Share of equity investee's comprehensive loss	(71)	—	(71)	(257)	—	(257)
Other comprehensive loss	(6,486)	2,572	(3,914)	(38,527)	9,340	(29,187)
Comprehensive (loss) income			(260,222)			53,877
Less: Net income attributable to noncontrolling interest			132			109
Comprehensive (loss) income attributable to Aramark stockholders			$(260,354)			$53,768

	Nine Months Ended
	June 26, 2020			June 28, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(312,446)			$363,052
Pension plan adjustments	(856)	—	(856)	574	—	574
Foreign currency translation adjustments	(22,986)	(207)	(23,193)	(11,036)	—	(11,036)
Fair value of cash flow hedges	(90,326)	23,485	(66,841)	(92,642)	23,976	(68,666)
Share of equity investee's comprehensive loss	(69)	—	(69)	(487)	—	(487)
Other comprehensive loss	(114,237)	23,278	(90,959)	(103,591)	23,976	(79,615)
Comprehensive (loss) income			(403,405)			283,437
Less: Net income attributable to noncontrolling interest			493			60
Comprehensive (loss) income attributable to Aramark stockholders			$(403,898)			$283,377

Accumulated other comprehensive loss consists of the following (in thousands):

	June 26, 2020	September 27, 2019
Pension plan adjustments	$(48,078)	$(47,222)
Foreign currency translation adjustments	(151,312)	(128,119)
Cash flow hedges	(97,897)	(31,056)
Share of equity investee's accumulated other comprehensive loss	(10,637)	(10,568)
	$(307,924)	$(216,965)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Currency Translation
During fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During both the three and nine month periods of fiscal 2020 and 2019, the impact of foreign currency transaction gains and losses were immaterial to the condensed consolidated financial statements.
Current Assets
Beginning in fiscal 2019, the Company began insuring portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of June 26, 2020. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payments of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of June 26, 2020, cash and cash equivalents at the Captive was $59.9 million. The Company is self-insured for a portion of general liability, automobile liability and workers' compensation claims under its insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
Property and Equipment
During the third quarter of fiscal 2020, the Company permanently vacated certain rental properties and assets at various locations throughout the United States related to non-core operations and no longer intends to operate or sublease at these locations. Accordingly, the Company recorded a loss on disposal by abandonment of $28.5 million within its FSS United States segment, consisting of right-of-use assets ($10.3 million), leasehold improvements ($17.4 million) and other assets ($0.8 million), which is included in "Costs of services provided" in the Condensed Consolidated Statements of (Loss) Income for both the three and nine months ended June 26, 2020. The Company has a remaining lease liability of $11.3 million related to the abandoned leases, which represents the fixed minimum rental payments contractually required under the leases through February 2025.
During the third quarter of fiscal 2020, the Company received $25.0 million of insurance proceeds from one of its insurance carriers related to property damage and business interruption from a tornado at one of its Uniform market centers in Nashville, Tennessee. These proceeds serve to cover the cost of rebuilding the property and for any incremental expenses the Company incurs to continue servicing its customers at nearby market centers. The Company’s insurance policy provides coverage for the property damage and reimbursement for other expenses and incremental costs that have been incurred related to the damages and losses. The Company recorded a gain during the three and nine months ended June 26, 2020 of approximately $16.3 million from these proceeds, which represents the excess of previously incurred losses, including the write-down of the damaged property and equipment and business interruption expenses. The gain is included in “Costs of services provided” in the Condensed Consolidated Statements of (Loss) Income. The Company allocated $21.5 million of the insurance proceeds to the recovery of the damaged building and equipment and is included within “Net cash used in investing activities” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 26, 2020. The remaining $3.5 million of insurance proceeds is included within “Net cash (used in) provided by operating activities” to offset the business interruption expenses incurred during the nine months ended June 26, 2020. The claims are ongoing and will be finalized upon completion of the new property. The Company believes the remaining claim amounts in future periods will be recoverable.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of June 26, 2020 and September 27, 2019 was $42.5 million and $42.6 million, respectively.
The Company recorded non-cash asset write-downs within its FSS United States segment of approximately $17.8 million and $21.9 million related to certain information technology assets during the three and nine months ended June 26, 2020, respectively, as a result of management decisions to discontinue use of these solutions and from non-renewal or expirations of contracts with specific vendors. These non-cash charges were recorded to “Costs of services provided” in the Condensed Consolidated Statements of (Loss) Income for the three and nine months ended June 26, 2020.
Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance remains uncertain. The Company

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
began experiencing a significant decline in operations due to COVID-19 towards the end of its second quarter of fiscal 2020, which has continued through the third quarter of fiscal 2020. The decline in operations from COVID-19 caused a material deterioration in the Company's revenue, operating income (loss) and net income (loss) for the three and nine months ended June 26, 2020. Our allowance for doubtful accounts increased to $73.0 million as of June 26, 2020 compared to $49.6 million as of September 27, 2019, which includes our current estimates that reflect the continued economic uncertainty resulting from COVID-19. Certain businesses, mainly those related the Company's Sports, Leisure & Correction, Education and Business & Industry sectors, have been more significantly impacted than others and the timeline until the Company can resume normal operations consistent with historical results is uncertain. In response, the Company took significant actions in order to mitigate the negative impacts of COVID-19, including:
•implementing several cost reduction initiatives, including renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses, as well as headcount reductions (see Note 3);
•strengthening cash position by increasing borrowings (see Note 5); and
•leveraging relief provisions provided under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs (see below and Note 9).
The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments which are highly uncertain and cannot be predicted.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through year end. The Company qualifies for the credit and expects to continue to receive additional credits for qualified wages through December 31, 2020. During the three and nine months ended June 26, 2020, the Company recorded $10.1 million related to the CARES Employee Retention credit in “Costs of services provided” in the Company’s Condensed Consolidated Statements of (Loss) Income and within “Accrued expenses and other current liabilities” in the Company's Condensed Consolidated Balance Sheets.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide the Company with additional liquidity during the current year. The deferred amounts are recorded as a liability within “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets as of June 26, 2020.
Within our FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from the COVID-19 pandemic, including labor related credits. These labor related credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for the credit and expects to continue to receive additional credits for qualified wages through at least fiscal year-end. The Company recorded approximately $61.1 million of labor related credits during the three and nine months ended June 26, 2020 in the Condensed Consolidated Statements of (Loss) Income.
The Company accounts for these labor related credits as a reduction to the expense that its intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the credits and comply with all conditions attached to the credit.
NOTE 2. DIVESTITURES:
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of (Loss) Income for the nine months ended June 28, 2019.
NOTE 3. SEVERANCE:
In June 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to best support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $124.9 million during the three and nine months ended June 26, 2020, which are recorded in both “Costs of services provided and “Selling and general corporate expenses” in the Condensed Consolidated Statements of (Loss) Income. These charges are expected to be paid out within two years.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the severance charge by segment recognized in the Condensed Consolidated Statements of (Loss) Income for both the three and nine months ended June 26, 2020 (in millions):

FSS United States	$48.2
FSS International	74.7
Uniform	0.3
Corporate	1.7
$124.9

During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions which resulted in a net severance charge of approximately $19.8 million for the nine months ended June 28, 2019. The Company completed this cost savings phase as of September 27, 2019. As of June 26, 2020 and September 27, 2019, the Company had an accrual of approximately $4.3 million and $11.9 million, respectively, related to unpaid severance obligations under the fiscal 2018 actions. These obligations are expected to be paid through early fiscal 2021.
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
During the second quarter of fiscal 2020, the Company identified a triggering event from the decline in its stock price resulting from COVID-19. As a result, the Company performed an interim quantitative impairment test as of March 27, 2020. The Company performed its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country or region was evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company compared the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated book value. Based on the evaluation performed, the Company determined that goodwill was not impaired for all but one reporting unit, as the fair value of each reporting unit substantially exceeded its respective carrying amount. The one reporting unit within the FSS International segment for which goodwill was determined to be impaired was also tested for impairment using the quantitative approach during the Company's previous annual impairment test completed as of August 23, 2019. The reporting unit had a fair value that exceeded its carrying value by approximately 22% as of that date. As of March 27, 2020, the quantitative impairment test for this same reporting unit resulted in a fair value that was approximately 34% lower than its carrying value, which was driven most notably by the changes in underlying assumptions used for impairment calculation purposes, including the discount rate as well as the near term growth outlook of the reporting unit pre-COVID-19. As a result, the Company recognized a non-cash impairment charge of $198.6 million in the Condensed Consolidated Statements of (Loss) Income for the nine months ended June 26, 2020. For tax purposes, the impairment charge is not tax deductible. The impaired reporting unit has a remaining goodwill balance of $86.3 million as of June 26, 2020. No triggering events were identified during the third quarter of fiscal 2020 that caused similar impairment testing to be performed.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in total goodwill during the nine months ended June 26, 2020 are as follows (in thousands):

Segment	September 27, 2019	Acquisitions	Impairments	Translation	June 26, 2020
FSS United States	$3,949,218	$772	$—	$(35)	$3,949,955
FSS International	608,468	220	(198,600)	483	410,571
Uniforms	961,114	3,713	—	(305)	964,522
	$5,518,800	$4,705	$(198,600)	$143	$5,325,048
Other intangible assets consist of the following (in thousands):

	June 26, 2020			September 27, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,191,986	$(1,275,234)	$916,752	$2,183,492	$(1,193,525)	$989,967
Trade names	1,048,228	(6,945)	1,041,283	1,047,959	(4,360)	1,043,599
	$3,240,214	$(1,282,179)	$1,958,035	$3,231,451	$(1,197,885)	$2,033,566
Amortization of intangible assets for the nine months ended June 26, 2020 and June 28, 2019 was approximately $87.4 million and $87.7 million, respectively. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortizable but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the second quarter of fiscal 2020, the Company identified potential impairment indicators from the decline in its stock price resulting from COVID-19. As a result, the Company completed an interim trade name impairment test for the Avendra and certain other trade names as of March 27, 2020. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. Based on the evaluation performed, the Company determined that none of the trade names were impaired, as the estimated fair value for each of the Avendra and certain other trade names exceeded their respective carrying amounts.
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 26, 2020	September 27, 2019
Senior secured revolving credit facility, due October 2023	$845,189	$51,410
Senior secured term loan facility, due October 2023	483,739	507,887
Senior secured term loan facility, due March 2024	829,922	829,344
Senior secured term loan facility, due March 2025	1,658,882	1,658,026
Senior secured term loan facility, due January 2027	892,766	—
5.125% senior notes, due January 2024	—	902,351
5.000% senior notes, due April 2025	593,032	592,087
3.125% senior notes, due April 2025(1)	361,748	352,363
6.375% senior notes, due May 2025	1,478,368	—
4.750% senior notes, due June 2026	495,239	494,731
5.000% senior notes, due February 2028	1,138,530	1,137,625
Receivables Facility, due June 2022	335,600	—
Finance leases	137,386	148,754
Other	9,213	7,589
	9,259,614	6,682,167
Less—current portion	(90,112)	(69,928)
	$9,169,502	$6,612,239

(1)	This is a Euro denominated borrowing.
As of June 26, 2020, there was approximately $901.8 million of outstanding foreign currency borrowings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Beginning in the second quarter of fiscal 2020, the Company increased its borrowings under the revolving credit facility and the Receivables Facility and also issued new senior unsecured notes (see below) in order to provide additional cash availability and maximize flexibility in response to uncertainty surrounding COVID-19. As of June 26, 2020, the Company had $845.2 million of borrowings under the revolving credit facility, $335.6 million of borrowings under the Receivables Facility, $2,417.3 million of cash and cash equivalents and approximately $85.7 million of availability under the senior secured revolving credit facility.
Fiscal 2020 Refinancing Transactions
Receivables Facility
On June 22, 2020, the Company extended the scheduled maturity date of the Receivables Facility from May 2021 to June 2022. All other terms and conditions of the agreement remained largely unchanged.
6.375% Senior Notes due 2025
On April 27, 2020, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI intends to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes. The Company capitalized third-party costs of approximately $22.3 million directly attributable to the 6.375% 2025 Notes, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets and within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2020.
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
Senior Secured Credit Agreement
On April 22, 2020, ASI entered into Amendment No. 9 ("Amendment No. 9") to the credit agreement dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement") and last amended by Amendment No. 8 ("Amendment No. 8") on January 15, 2020. Amendment No. 9 provides for a covenant waiver period which suspends the Consolidated Secured Debt Ratio debt covenant required under the credit agreement for four fiscal quarters, commencing with

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. If ASI ceases to be in compliance with Amendment No. 9 at any time during the covenant waiver period, this will cause an event of default under the Credit Agreement, and if such non-compliance is not waived, certain lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. When the Consolidated Secured Debt Ratio debt covenant is once again effective for ASI in the fourth quarter of fiscal 2021, the trailing twelve month period will consist of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. This exclusion is intended to prevent the effects of COVID-19 from impacting the covenant calculation.
On January 15, 2020, ASI entered into Amendment No. 8 to the Credit Agreement, which provided for an incremental, senior secured credit facility under the Credit Agreement comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027 (the "U.S. Term Loan B due 2027"). The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%.
The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses. The Company recorded $20.9 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of (Loss) Income for the nine months ended June 26, 2020, consisting of the payment of a $23.1 million call premium and a $2.2 million non-cash gain for the write-off of unamortized debt premium and unamortized deferred financing costs on the 2024 Notes. The Company capitalized third-party costs of approximately $6.6 million related to banker fees, rating agency fees and legal fees directly attributable to the U.S. Term Loan B due 2027, which are included in "Long-Term Borrowings" in the Condensed Consolidated Balance Sheets. Amounts paid for the call premium and capitalized third-party costs are included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2020.
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
Cash Flow Hedges
The Company has approximately $3.3 billion notional amount of outstanding interest rate swap agreements as of June 26, 2020, which fixes the rate on a like amount of variable rate borrowings through January of fiscal 2025. During the nine months ended June 26, 2020, the Company entered into approximately $800.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 26, 2020 and September 27, 2019, approximately ($97.9) million and ($31.1) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of our derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	June 26, 2020	June 28, 2019
Interest rate swap agreements	$(22,688)	$(33,975)

	Nine Months Ended
	June 26, 2020	June 28, 2019
Interest rate swap agreements[1]	$(108,018)	$(86,500)

(1)	Unrealized losses during the nine month period of fiscal 2020 were impacted by changes in interest rates due to actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 26, 2020, the Company has contracts for approximately 16.7 million gallons outstanding through fiscal 2021. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $5.0 million and a loss of approximately $4.0 million for the three and nine months ended June 26, 2020, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $1.1 million and a loss of approximately $3.2 million for the three and nine months ended June 28, 2019, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" in the Condensed Consolidated Statements of (Loss) Income. When the contracts settle, the gain or loss is recorded to "Costs of services provided" in the Condensed Consolidated Statements of (Loss) Income.
As of June 26, 2020, the Company had no material foreign currency forward exchange contracts outstanding to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to international subsidiaries. Gains and losses

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 15 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 26, 2020	September 27, 2019
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$64

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	5,377	—
Interest rate swap agreements	Other Noncurrent Liabilities	127,234	43,112
		132,611	43,112

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	49	—
Gasoline and diesel fuel agreements	Accounts payable	4,424	462
		$137,084	$43,574
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of (Loss) Income (in thousands):

		Three Months Ended
	Income Statement Location	June 26, 2020	June 28, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$12,319	$(2,114)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	(2,013)	(792)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	45	(6)
		(1,968)	(798)
		$10,351	$(2,912)

		Nine Months Ended
	Income Statement Location	June 26, 2020	June 28, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$17,692	$(6,143)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Costs of services provided / Selling and general corporate expenses	6,892	4,677
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	113	238
		7,005	4,915
		$24,697	$(1,228)
At June 26, 2020, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $39.4 million.

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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
FSS United States:
Business & Industry	$160.9	$404.4	$935.6	$1,199.1
Education	207.1	707.6	2,013.7	2,625.5
Healthcare	176.6	224.0	624.8	708.7
Sports, Leisure & Corrections	194.3	681.4	1,247.6	1,780.4
Facilities & Other	328.7	396.1	1,116.0	1,177.1
Total FSS United States	1,067.6	2,413.5	5,937.7	7,490.8

FSS International:
Europe	225.4	527.0	1,173.6	1,559.2
Rest of World	291.7	422.9	1,143.2	1,285.9
Total FSS International	517.1	949.9	2,316.8	2,845.1

Uniform	567.5	647.4	1,882.9	1,940.2

Total Revenue	$2,152.2	$4,010.8	$10,137.4	$12,276.1
Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be required contractually to be refunded to the customer.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the nine months ended June 26, 2020, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended June 26, 2020, the Company recognized $266.5 million of revenue that was included in deferred income at the beginning of the period. Deferred income opening and closing balances are summarized in the following table (in millions):

	June 26, 2020	September 27, 2019
Deferred income(1)	$168.2	$319.0

(1)
Due to the impact of COVID-19, the Company has refunded approximately $34.0 million of advanced payments for meal plans to clients during the third quarter of fiscal 2020. As of June 26, 2020, the Company expects to refund an additional $15.2 million of advanced payments included within deferred income for meal plans to clients by the end of fiscal 2020.

NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $28.9 million at June 26, 2020 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 26, 2020.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location of the operating and finance leases in the Company’s Condensed Consolidated Balance Sheets as of June 26, 2020 (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	June 26, 2020
Assets:
Operating[1]	Operating Lease Right-of-use Assets	$551,002
Finance	Property and Equipment, net	130,935
Total lease assets		$681,937
Liabilities:
Current
Operating[1]	Current operating lease liabilities	$74,971
Finance	Current maturities of long-term borrowings	29,929
Noncurrent
Operating[1]	Noncurrent Operating Lease Liabilities	336,915
Finance	Long-term borrowings	107,457
Total lease liabilities		$549,272

Weighted average remaining lease term (in years)
Operating leases		8.7
Finance leases		8.4
Weighted average discount rate
Operating leases		3.6%
Finance leases		4.1%

(1)	Includes the write-down of certain rental properties from disposal by abandonment during the third quarter of fiscal 2020 (see Note 1).
The following table summarizes the location of lease related costs in the Condensed Consolidated Statements of (Loss) Income for the three and nine months ended June 26, 2020 (in thousands):

		Three Months Ended	Nine Months Ended
Lease Cost	Income Statement Location	June 26, 2020	June 26, 2020
Operating lease cost[1]:
Fixed lease costs	Cost of services provided	$29,734	$89,589
Variable lease costs[2]	Cost of services provided	17,785	345,478
Short-term lease costs	Cost of services provided	10,092	50,879
Finance lease cost[3]:
Amortization of right-of-use-assets	Depreciation and amortization	7,875	23,440
Interest on lease liabilities	Interest and Other Financing Costs, net	1,356	3,971
Net lease cost		$66,842	$513,357

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $12.2 million and $334.4 million of costs related to leases associated with revenue contracts with customers for the three and nine month periods of fiscal 2020, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales. The significant decrease in variable lease costs during the third quarter of fiscal 2020 was due to COVID-19's impact on certain of our businesses.

(3)	Excludes variable lease costs, which are immaterial.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

Nine Months Ended
June 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$101,366
Operating cash flows from finance leases	3,908
Financing cash flows from finance leases	25,956
Right-of-use lease assets obtained in exchange for lease obligations:
Operating leases	$69,825
Finance leases	14,383

(1)	Excludes cash paid for variable and short-term lease costs of $373.4 million and $50.9 million, respectively, that are not included within the measurement of lease liabilities..
Future minimum lease payments under non-cancelable leases as of June 26, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$23,603	$8,532	$32,135
2021	84,816	29,917	114,733
2022	66,621	23,228	89,849
2023	53,634	18,247	71,881
2024	46,306	15,511	61,817
Thereafter	212,710	56,562	269,272
Total future minimum lease payments	487,690	151,997	639,687
Less: Interest	(75,804)	(14,611)	(90,415)
Present value of lease liabilities	$411,886	$137,386	$549,272
Following is a schedule of the future minimum rental and similar commitments under all non-cancelable operating leases as of September 27, 2019 (in thousands):

2020	$101,061
2021	74,908
2022	56,765
2023	43,795
2024	36,215
2025-Thereafter	214,818
Total minimum rental obligations	$527,562

NOTE 9. INCOME TAXES:
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permits net operating losses ("NOLs") incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020, or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a result of the CARES Act, the Company recorded a benefit to the (Benefit) Provision for Income Taxes of approximately $68.1 million and $58.8 million for the three and nine month periods of fiscal 2020, respectively. These benefits reflect the NOLs expected to be carried back to Pre-TCJA years during fiscal 2020, which are benefited at 35.0% as opposed to the current year rate of 21.0%. The NOL carryback generated for the nine months ended June 26, 2020 resulted in the Company establishing a $62.6 million income tax receivable, along with re-establishing $106.3 million of foreign tax credits and $28.9 million of general business credits that will be used to offset future federal income tax liabilities. The Company also recorded a valuation allowance to the (Benefit) Provision for Income Taxes of $17.4 million and $11.8 million for the three and nine month periods ended June 26, 2020, respectively, against certain foreign tax credits that were re-established via the NOL carryback. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). Based on cumulative losses and goodwill impairment recorded in the FSS International segment during the second quarter of fiscal 2020 (see Note 4) as negative evidence, the Company recorded a valuation allowance against DTAs of certain subsidiaries of approximately $8.6 million in the nine month period ending June 26, 2020.
The effective tax rate for the three and nine months ended June 26, 2020 also includes an income tax benefit of approximately $0.6 million and $46.1 million, respectively, as a result of an excess tax benefit recognized in relation to equity awards exercised during the fiscal year, including by the former Chairman, President and Chief Executive Officer.
The (Loss) Income Before Income Taxes for the nine month period of fiscal 2020 includes a non-cash impairment charge of goodwill for $198.6 million, which is nondeductible for income tax purposes (see Note 4).
NOTE 10. STOCKHOLDERS' EQUITY:
During the nine months ended June 26, 2020 and June 28, 2019, the Company paid cash dividends of approximately $83.1 million and $81.3 million to its stockholders, respectively. On August 3, 2020, the Company's Board declared a $0.11 dividend per share of common stock, payable on September 2, 2020, to shareholders of record on the close of business on August 19, 2020.
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
On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amended and restated the Company's 2013 Incentive Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Incentive Plan.
During the second quarter of fiscal 2020, MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”), transferred cash proceeds of $14.8 million to the Company to fulfill obligations deriving from the short-swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to the Mantle Ridge Group's trading activity in the Company's common stock during the quarter. The cash proceeds were recorded to "Capital Surplus" in the Condensed Consolidated Balance Sheets as of June 26, 2020 and are reflected in "Other financing activities" in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2020. The cash proceeds resulted in the Company recording an income tax provision of $4.1 million in the Condensed Consolidated Statements of (Loss) Income for the nine months ended of June 26, 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense (reduction) and related information for Time-Based Options ("TBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and Deferred Stock Units classified as "Selling and general corporate expenses" in the Condensed Consolidated Statements of (Loss) Income (in millions).

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
TBOs	$2.0	$2.8	$7.0	$11.2
RSUs	7.4	7.2	23.1	23.3
PSUs (1)	1.1	4.8	(16.2)	12.5
Deferred Stock Units	0.5	0.4	1.4	1.4
	$11.0	$15.2	$15.3	$48.4

Taxes related to share-based compensation	$2.6	$3.8	$3.5	$12.0
Cash Received from Option Exercises	3.6	10.9	88.6	21.3
Tax Benefit on Share Deliveries(2)	0.6	0.7	46.1	3.0

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
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 26, 2020:

	Shares Granted (in millions)	Weighted-Average Grant-Date Fair Value (dollars per share)
TBOs	1.8	$9.32
RSUs	1.2	$40.86
PSUs(1)(2)	0.9	$43.59
Deferred Stock Units	0.1	$43.05
	4.0

(1)	Includes approximately 0.3 million shares resulting from the payout of the 2017 PSU grants due to exceeding the adjusted earnings per share target.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
(Loss) Earnings:
Net (loss) income attributable to Aramark stockholders	$(256,440)	$82,955	$(312,939)	$362,992
Shares:
Basic weighted-average shares outstanding	252,943	246,928	251,343	246,665
Effect of dilutive securities(1)	—	4,219	—	4,606
Diluted weighted-average shares outstanding	252,943	251,147	251,343	251,271

Basic (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(1.01)	$0.34	$(1.25)	$1.47
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(1.01)	$0.33	$(1.25)	$1.44

(1)
Incremental shares of 0.8 million and 2.6 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended June 26, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 8.8 million and 7.3 million shares were outstanding for the three months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.6 million shares were outstanding for both the three months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 5.3 million and 7.8 million shares were outstanding for the nine months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.6 million shares were outstanding for both the nine months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of June 26, 2020, the Company had $6.7 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. The settlement was recorded as a charge to the Condensed Consolidated Statements of (Loss) Income during the fourth quarter of fiscal 2019. The unpaid settlement charge of $21.0 million is recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets as of June 26, 2020 and is expected to be paid during the fourth quarter of fiscal 2020.
NOTE 14. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 11). In the Company's food and support services segments, approximately 78% of the global revenue is related to food services and 22% is related to facilities services. During the third quarter of fiscal 2020, each reportable segment recorded severance charges adding up to approximately $124.9 million (see Note 3). During the nine months ended June 26, 2020 and June 28, 2019, the Company received proceeds of approximately $15.3 million and $16.2 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided" in the Condensed Consolidated Statements of (Loss) Income. Revenue and operating income during both the three and nine month periods of fiscal 2020 were negatively impacted by COVID-19. During the second quarter of fiscal 2020, the Company recognized an impairment charge related to one reporting unit in its FSS International segment (see Note 4). Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	June 26, 2020	June 28, 2019
FSS United States	$1,067.6	$2,413.5
FSS International	517.1	949.9
Uniform	567.5	647.4
	$2,152.2	$4,010.8

	Operating (Loss) Income
	Three Months Ended
	June 26, 2020	June 28, 2019
FSS United States	$(193.8)	$127.8
FSS International	(138.3)	40.2
Uniform	21.9	53.6
	(310.2)	221.6
Corporate	(17.4)	(32.8)
Operating (Loss) Income	(327.6)	188.8
Interest and Other Financing Costs, net	94.2	82.2
(Loss) Income Before Income Taxes	$(421.8)	$106.6

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Revenue
	Nine Months Ended
	June 26, 2020	June 28, 2019
FSS United States	$5,937.7	$7,490.8
FSS International	2,316.8	2,845.1
Uniform	1,882.9	1,940.2
	$10,137.4	$12,276.1

	Operating (Loss) Income
	Nine Months Ended
	June 26, 2020	June 28, 2019
FSS United States	$57.9	$560.4
FSS International	(285.8)	93.5
Uniform	122.0	144.5
	(105.9)	798.4
Corporate	(65.1)	(113.4)
Operating (Loss) Income	(171.0)	685.0
Interest and Other Financing Costs, net	273.6	249.4
(Loss) Income Before Income Taxes	$(444.6)	$435.6

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at June 26, 2020 and September 27, 2019 was $9,104.9 million and $6,851.2 million, respectively. The carrying value of the Company's debt at June 26, 2020 and September 27, 2019 was $9,259.6 million and $6,682.2 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 26, 2020 and June 28, 2019 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements for the fiscal year ended September 27, 2019 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 26, 2019.
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
During fiscal 2018, we acquired Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") in separate transactions. Our earnings have been impacted and we expect to continue to be impacted for some period following the closings as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we have incurred $114 million of charges and expect to incur approximately $7 million of additional charges over the next three months.
During fiscal 2019, Eric J. Foss, our former Chairman, President and Chief Executive Officer, stepped down and $12.1 million of charges related to his separation from us were recognized during the fourth quarter of fiscal 2019, of which $10.4 million were cash compensation related charges. As of June 26, 2020, we had $6.7 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. These remaining unpaid obligations are expected to be paid through fiscal 2021.
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.
In response to COVID-19, we remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the disruption caused by COVID-19 by strengthening our liquidity position, focusing on flexible, low fixed-cost operations and diversifying our service offerings, geographic mix and client portfolio.
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have and continue to include significant cost reduction efforts toward variable and fixed costs, including furlough and permanent reductions of labor. These efforts have also included contractual negotiations and efforts to provide additional products and services arising in the current environment. While some businesses are beginning to reopen, to the extent the number of COVID-19 cases continue to rise and the government and private businesses shut down again, our recovery efforts could be further hindered. As our operating sectors re-open, we have and will continue to incur certain expenses as we take actions to ensure the safety of employees, clients and consumers.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:
•Education – While a substantial number of accounts continued to operate on a limited basis (for example, alternative meals in K-12 and supporting reduced populations in Higher Education), most accounts never fully re-opened operations, which resulted in significant negative impacts to the business. While some clients have announced an on-line approach to beginning classes in the Fall, we are actively engaged with our Education clients about how each will return and how to create the best environment for their students.
•Sports, Leisure & Corrections – Sports & Entertainment has been and continues to be significantly impacted by the suspension of professional sports seasons and postponement of concerts and events. Sports has begun to proceed with the Major League Baseball, National Hockey League and National Basketball Association playing without fans as an interim solution. The National Football League is taking measures to include fans in some capacity based on local jurisdiction as their season begins in the coming weeks. We are actively engaged with our NFL clients to help bring fans safely back to the stadiums as appropriate. Leisure has also been impacted due to closures and restrictions in our parks, attractions and conference centers; however, we are beginning to see parks reopening across the country with modified and enhanced operations to meet the safety and hygiene standards required in today’s environment. Corrections continues to not be materially impacted.
•Business & Industry – Office closures and remote working resulting from stay-at-home orders and similar government mandates, have reduced catering and overall volumes. However, we continue to serve businesses and geographies that still require service, including financial, manufacturing and pharmaceutical industries.
•Facilities & Other – Although this sector has experienced some impact resulting from facility closures, we are providing more frequent and comprehensive services and products at certain locations as well.
•Healthcare – While this sector has also experienced some disruption based on facility restrictions of patient services and visitation, we expect relative stability as the return of elective procedures and the demand for environmental services help provide support.
Within the FSS International segment, we are at various stages of response depending on geography. China has largely recovered and we continue to have new client wins—particularly in Healthcare—due to our efforts on the frontlines. Europe and Canada are exhibiting initial encouraging activation trends across some lines of business, while balancing country-specific government mandates. We are experiencing a delayed COVID-19 impact in South America.
In the Uniform segment, our business serves a range of clients. Operations continue for essential businesses, and we are now seeing several of our non-essential clients restarting operations as well, although in certain areas of the country, due to worsening conditions of the pandemic, some of these businesses have been forced to shut down again. In addition, we continue to be a solution-oriented service focusing on safety and hygiene, including a heightened demand for personal protective equipment ("PPE") materials amongst our clients. We have redeployed production lines in order to manufacture essential PPE for hospital employees and other clients across the United States.
We began experiencing a significant decline in our operations due to COVID-19 towards the end of our second quarter of fiscal 2020, which has continued through our third quarter of fiscal 2020 and is expected to continue into our fourth quarter of fiscal 2020. The decline in our operations from COVID-19 caused a material deterioration in our revenues, operating income (loss) and net income (loss) for the three and nine months ended June 26, 2020. The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted. In all business segments, we continue to leverage our flexible operating model to execute cost mitigation plans while continuing to support our clients. As noted earlier, we have implemented several cost reduction initiatives, including renegotiations of client contracts, salary and other compensation adjustments, and reductions to general corporate expenses. In June 2020, we made changes to our organization to align our cost base to best support our clients' needs as we navigate the current environment and focus on our long-term strategy. These actions included headcount reductions that will allow us to emerge stronger when the pandemic is behind us. As a result, we incurred severance charges of approximately $124.9 million during the three and nine months ended June 26, 2020, which are recorded in both “Costs of services provided" and “Selling and general corporate expenses” in the Condensed Consolidated Statements of (Loss) Income. These charges are expected to be paid out within two years.
COVID-19 has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The Company has undertaken many actions as it relates to its liquidity position in response to COVID-19. See "Liquidity and Capital Resources" within Item 2. in this Quarterly Report on Form 10-Q for additional disclosure around these actions taken. Also, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of COVID-19 on our business, financial condition and results of operations.
Divestitures
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Condensed Consolidated Statements of (Loss) Income for the nine months ended June 28, 2019.
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. As described above, during the pendency of COVID-19 and in following periods, our business and results of operations may not experience our historically typical patterns of seasonality.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 26, 2020 and June 28, 2019 (dollars in millions).

	Three Months Ended		Change
	June 26, 2020	June 28, 2019	$	%
Revenue	$2,152.2	$4,010.8	$(1,858.6)	(46.3)%
Costs and Expenses:
Cost of services provided	2,265.6	3,595.0	(1,329.4)	(37.0)%
Other operating expenses	214.2	227.0	(12.8)	(5.6)%
	2,479.8	3,822.0	(1,342.2)	(35.1)%
Operating (loss) income	(327.6)	188.8	(516.4)	(273.5)%
Interest and Other Financing Costs, net	94.2	82.2	12.0	14.6%
(Loss) Income Before Income Taxes	(421.8)	106.6	(528.4)	***
(Benefit) Provision for Income Taxes	(165.5)	23.5	(189.0)	***
Net (loss) income	$(256.3)	$83.1	$(339.4)	***

*** Not meaningful

	Three Months Ended		Change
Revenue by Segment(1)	June 26, 2020	June 28, 2019	$	%
FSS United States	$1,067.6	$2,413.5	$(1,345.9)	(55.8)%
FSS International	517.1	949.9	(432.8)	(45.6)%
Uniform	567.5	647.4	(79.9)	(12.3)%
	$2,152.2	$4,010.8	$(1,858.6)	(46.3)%

	Three Months Ended		Change
Operating Income (Loss) by Segment(1)	June 26, 2020	June 28, 2019	$	%
FSS United States	$(193.8)	$127.8	$(321.6)	(251.6)%
FSS International	(138.3)	40.2	(178.5)	***
Uniform	21.9	53.6	(31.7)	(59.1)%
Corporate	(17.4)	(32.8)	15.4	(47.0)%
	$(327.6)	$188.8	$(516.4)	(273.5)%
*** Not meaningful.
(1) As a percentage of total revenue, FSS United States represented 49.6% and 60.2%, FSS International represented 24.0% and 23.7% and Uniform represented 26.4% and 16.1% for the three month periods ended June 26, 2020 and June 28, 2019, respectively. Revenue and operating income (loss) for all segments were impacted by COVID-19 in the three month period of fiscal 2020.

	Nine Months Ended		Change
	June 26, 2020	June 28, 2019	$	%
Revenue	$10,137.4	$12,276.1	$(2,138.7)	(17.4)%
Costs and Expenses:
Cost of services provided	9,441.3	11,029.4	(1,588.1)	(14.4)%
Other operating expenses	668.5	718.0	(49.5)	(6.9)%
Goodwill impairment	198.6	—	198.6	100.0%
Gain on sale of Healthcare Technologies	—	(156.3)	156.3	(100.0)%
	10,308.4	11,591.1	(1,282.7)	(11.1)%
Operating (loss) income	(171.0)	685.0	(856.0)	(125.0)%
Interest and Other Financing Costs, net	273.6	249.4	24.2	9.7%
(Loss) Income Before Income Taxes	(444.6)	435.6	(880.2)	(202.1)%
(Benefit) Provision for Income Taxes	(132.2)	72.5	(204.7)	(282.3)%
Net (loss) income	$(312.4)	$363.1	$(675.5)	(186.0)%

	Nine Months Ended		Change
Revenue by Segment(2)	June 26, 2020	June 28, 2019	$	%
FSS United States	$5,937.7	$7,490.8	$(1,553.1)	(20.7)%
FSS International	2,316.8	2,845.1	(528.3)	(18.6)%
Uniform	1,882.9	1,940.2	(57.3)	(3.0)%
	$10,137.4	$12,276.1	$(2,138.7)	(17.4)%

	Nine Months Ended		Change
Operating Income (Loss) by Segment(2)	June 26, 2020	June 28, 2019	$	%
FSS United States	$57.9	$560.4	$(502.5)	(89.7)%
FSS International	(285.8)	93.5	(379.3)	***
Uniform	122.0	144.5	(22.5)	(15.6)%
Corporate	(65.1)	(113.4)	48.3	(42.6)%
	$(171.0)	$685.0	$(856.0)	(125.0)%
*** Not meaningful.
(2) As a percentage of total revenue, FSS United States represented 58.6% and 61.0%, FSS International represented 22.8% and 23.2% and Uniform represented 18.6% and 15.8% for the nine month periods ended June 26, 2020 and June 28, 2019, respectively. Revenue and operating income (loss) for all segments were impacted by the COVID-19 in the nine month period of fiscal 2020.
Consolidated Overview
Revenue decreased by approximately 46.3% and 17.4% during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively, which was mainly due to COVID-19, primarily from our clients either reducing or ceasing operations at certain locations in our FSS United States and FSS International segments. Foreign currency translation also negatively impacted both the three and nine month periods of fiscal 2020 (approximately 1.0% and 1.1%).
The following table presents the cost of services provided by segment and as a percent of revenue for the three and nine month periods ended June 26, 2020 and June 28, 2019.

	Three Months Ended				Nine Months Ended
	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Cost of services provided	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$1,140.8	106.9%	$2,170.5	89.9%	$5,505.4	92.7%	$6,719.4	89.7%
FSS International	633.1	122.4%	888.6	93.5%	2,336.8	100.9%	2,686.8	94.4%
Uniform	491.7	86.6%	535.9	82.8%	1,599.1	84.9%	1,623.2	83.7%
	$2,265.6	105.3%	$3,595.0	89.6%	$9,441.3	93.1%	$11,029.4	89.8%

The following table presents the percentages attributable to the components in cost of services provided for the three and nine month periods ended June 26, 2020 and June 28, 2019.

	Three Months Ended		Nine Months Ended
Cost of services provided components	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Food and support service costs	21.3%	27.9%	26.5%	28.1%
Personnel costs[1]	54.4%	46.9%	49.1%	46.9%
Other direct costs	24.3%	25.2%	24.5%	25.0%
	100.0%	100.0%	100.1%	100.0%
(1) Severance charges related to COVID-19 increased this percentage by 5.4% and 1.3% during the three and nine month periods of fiscal 2020, respectively.
Operating income decreased by approximately $516.4 million and $856.0 million during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. Operating income was negatively impacted during both the three and nine month periods of fiscal 2020 due to COVID-19, primarily attributable to clients either reducing or ceasing operations at certain locations in our FSS United States and FSS International segments. The negative impact of COVID-19 was partially offset by both U.S. and non-U.S. governmental labor related credits (see Note 1 to the condensed consolidated financial statements). COVID-19 also led to lower personnel costs and share-based compensation expense (see Note 11 to the condensed consolidated financial statements). Personnel costs include employee incentive expenses related to the annual bonus and employer retirement matching contributions. The decrease in operating income during the three and nine month periods of fiscal 2020 was also attributable to:
•severance charges related to COVID-19 (approximately $124.9 million for both periods);
•non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties in the FSS United States segment (approximately $28.5 million in both periods);
•non-cash charge related to information technology assets in the FSS United States segment due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $17.8 million and $21.9 million); and
•personnel and consulting costs related to sales growth initiatives (approximately $3.7 million and $19.8 million); which more than offset
•gain from the insurance proceeds received related to property damage from a tornado in Nashville in the Uniform segment (approximately $16.3 million in both periods); and
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $5.1 million and $69.1 million).
During the nine month period of fiscal 2020, the decrease in operating income also was due to a non-cash goodwill impairment charge in the FSS International segment (approximately $198.6 million) (see Note 4 to the condensed consolidated financial statements) and the prior year gain from the divestiture of the HCT business (approximately $156.3 million).
Interest and Other Financing Costs, net, increased 14.6% and 9.7% during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The increase was primarily due to the issuance of $1,500.0 million of 6.375% Senior Notes, due 2025 during the third quarter of fiscal 2020 (see Note 5 to the condensed consolidated financial statements), partially offset by lower outstanding term loan borrowings resulting from optional prepayments made during fiscal 2019. The nine month period of fiscal 2020 includes $20.9 million of net expense related to the refinancing during the second quarter of fiscal 2020.
The income tax benefit for the three and nine month periods of fiscal 2020 was recorded at an effective rate of 39.2% and 29.7%, respectively, compared to income tax expense recorded at an effective rate of 22.1% and 16.7% in the prior year periods, respectively. As a result of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), we recorded an income tax benefit of approximately $68.1 million and $58.8 million for the three and nine month periods of fiscal 2020, respectively. These benefits reflect the Net Operating Losses ("NOLs") expected to be carried back to Pre-Tax Cut and Jobs Act years during fiscal 2020, which are benefited at 35.0% as opposed to the current year rate of 21.0%. We also recorded a valuation allowance of $17.4 million and $11.8 million in the three and nine month periods ended June 26, 2020, respectively, against certain foreign tax credits that were re-established via the NOL carryback. The effective tax rate for the three and nine months ended June 26, 2020 also includes an income tax benefit of approximately $0.6 million and $46.1 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the fiscal year, including by the former Chairman, President and Chief Executive Officer. We also recorded a valuation allowance against deferred tax assets in certain subsidiaries of approximately $8.6 million during the nine months ended June 26, 2020, which was based on the negative evidence of cumulative losses and the $198.6 million non-cash goodwill impairment recorded in the FSS International segment (see Note 4 to the condensed consolidated financial statements). The non-cash impairment charge of goodwill for $198.6 million was non-deductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	June 26, 2020	June 28, 2019	%	June 26, 2020	June 28, 2019	%
Business & Industry	$160.9	$404.4	(60.2)%	$935.6	$1,199.1	(22.0)%
Education	207.1	707.6	(70.7)%	2,013.7	2,625.5	(23.3)%
Healthcare	176.6	224.0	(21.2)%	624.8	708.7	(11.8)%
Sports, Leisure & Corrections	194.3	681.4	(71.5)%	1,247.6	1,780.4	(29.9)%
Facilities & Other	328.7	396.1	(17.0)%	1,116.0	1,177.1	(5.2)%
	$1,067.6	$2,413.5	(55.8)%	$5,937.7	$7,490.8	(20.7)%

The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. As described above, during the pendency of COVID-19 and in following periods, operating income margins in the FSS United States sectors differ from our historically typical patterns.
FSS United States segment revenue decreased by approximately 55.8% and 20.7% during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease during the three and nine month periods of fiscal 2020 was primarily attributable to COVID-19, which significantly impacted our Sports, Leisure & Corrections sector due to the suspension of professional sports seasons, our Education sector where clients either have reduced or ceased operations at certain locations and our Business & Industry sector due to many clients working from home instead of the office. During the nine month period of fiscal 2020, revenue also decreased in the Healthcare sector resulting from the divestiture of HCT (approximately 5.8% of the Healthcare sector).
Operating income decreased by approximately $321.6 million and $502.5 million during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. Operating income was negatively impacted during both the three and nine month periods of fiscal 2020 due to COVID-19, partially offset by labor related credits from the CARES Act legislation and lower personnel costs, including employee incentive expenses related to the annual bonus and employer retirement matching contributions. The negative profit decline from COVID-19 is primarily attributable to clients either reducing or ceasing operations at certain locations. The decrease during the three and nine month periods of fiscal 2020 was also attributable to:
•severance charges related to COVID-19 (approximately $48.2 million in both periods);
•non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million in both periods);
•non-cash charge related to information technology assets due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $17.8 million and $21.9 million); and
•personnel costs and consulting costs related to sales growth initiatives (approximately $1.7 million and $10.4 million); which more than offset
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $3.6 million and $54.0 million).
The decrease during the nine month period was also attributable to the prior year gain from the divestiture of the HCT business (approximately $156.3 million), partially offset by prior year duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment costs while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $6.8 million) and prior year settlement charges related to exiting a joint venture arrangement (approximately $4.5 million).
FSS International Segment
FSS International segment revenue decreased by approximately 45.6% and 18.6% during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease during both the three and nine month periods of fiscal 2020 was primarily attributable to COVID-19, due to government imposed shutdowns. The decrease was also attributable to the negative impact of foreign currency translation (approximately 4.2% and 4.5%).
Operating income decreased by approximately $178.5 million and $379.3 million during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease was attributable to the estimated profit decline due to COVID-19, partially offset by labor related credits provided from government assistance programs and lower personnel costs, including employee incentive expenses related to the annual bonus. The three and nine month periods of fiscal 2020 were impacted by severance charges related to COVID-19 (approximately $74.7 million for both periods). Operating income for the three and nine month periods of fiscal 2020 was positively impacted by foreign currency translation (approximately $7.1 million and $15.2 million) and prior year closing costs mainly related to customer contracts (approximately $8.5 million and $10.5 million).
The nine month period of fiscal 2020 also includes a goodwill impairment charge (approximately $198.6 million) (see Note 4 to the condensed consolidated financial statements). The nine month period of fiscal 2019 also includes severance charges related to streamlining and improving efficiencies and effectiveness around our selling, general and administrative functions of approximately $17.9 million.
Uniform Segment
Uniform segment revenue decreased by approximately 12.3% and 3.0% during the three and nine month period of fiscal 2020 compared to the prior year periods. The decrease was primarily from the estimated decline due to COVID-19, partially offset by new business from the sale of PPE.
Operating income decreased by approximately $31.7 million and $22.5 million during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease was attributable to the estimated profit decline due to COVID-19, partially offset by labor related credits provided by government assistance programs and lower personnel costs, including employee incentive expenses related to the annual bonus and employer matching contributions. The decrease was also attributable to:
•personnel costs related to sales growth initiatives (approximately $2.0 million and $9.4 million); which more than offset
•gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million in both periods);
•an increase in synergies from the AmeriPride acquisition;
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million and $13.3 million); and
•lower merger and integration charges from the AmeriPride acquisition (approximately $1.1 million and $2.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $15.4 million and $48.3 million during the three and nine month periods of fiscal 2020 compared to the prior year periods, respectively. The decrease for the three and nine month periods of fiscal 2020 was attributable to:
•expense reductions as a result of COVID-19, including lower share-based compensation expense based on the second quarter fiscal 2020 reduction in the estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 PSU grants (approximately $3.0 million and $25.6 million);
•lower personnel costs, including employee incentive expenses related to the annual bonus (approximately $1.6 million and $3.0 million); and
•lower share-based compensation expense (approximately $1.1 million and $7.5 million); which more than offset
•severance charges related to COVID-19 (approximately $1.7 million for both periods).
The three month period of fiscal 2020 also includes a decrease from the change in fair value of certain gasoline and diesel agreements (approximately $4.8 million) and lower consulting costs (approximately $4.5 million). For the nine month period of fiscal 2020, there was an increase in severance and other costs associated with the departure of the Company's former chief financial officer (approximately $3.2 million). The nine month period of fiscal 2019 included banker fees related to the divestiture of HCT (approximately $6.1 million) and compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of June 26, 2020, we had $2,417.3 million of cash and cash equivalents and approximately $85.7 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents is held in mature, liquid geographies where we have operations. As of June 26, 2020, there was approximately $901.8 million of outstanding foreign currency borrowings.
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
In response to the COVID-19 pandemic, we undertook a number of actions to enhance our cash position, including increasing borrowings under our revolving credit facility and under our Receivables Facility. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI intends to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes (see Note 5 to the condensed consolidated financial statements). We have also implemented several cost reduction initiatives in response to COVID-19, including renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. In June 2020, we made changes to our organization to align our cost base to best support our clients' needs as we navigate the current environment and focus on our long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $124.9 million during the three and nine months ended June 26, 2020. These charges are expected to be paid out within two years.
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents, including funds from our additional borrowings, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2023 and, with the additional funds from the 6.375% 2025 Notes and our recent credit agreement amendment, we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. While we believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable, we cannot assure that they will be correct because as the current environment is unprecedented and as a consequence, our ability to be predictive is uncertain. For information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.
On February 5, 2019, we announced as a result of tax savings from U.S. tax reform that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We funded a majority of these investments during fiscal 2019. Through June 26, 2020, we have invested approximately $84 million in special recognition awards, employee training programs, retirement contributions and educational assistance. We expect to spend approximately $1 million during the remainder of fiscal 2020 related to the tax reform funded investment in our workforce.
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 26, 2020	June 28, 2019
Net cash (used in) provided by operating activities	$(74.8)	$208.2
Net cash used in investing activities	(251.3)	(49.4)
Net cash provided by (used in) financing activities	2,496.2	(150.7)

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
During the nine month period of fiscal 2020, as discussed in "Results of Operations" above, net income decreased and non-cash charges increased compared to the nine month period of fiscal 2019, which was impacted by the current year net loss from COVID-19, offset by the current year non-cash goodwill impairment and asset write-downs of approximately $245.0 million and the prior year gain from the divestiture of the HCT business of approximately $139.2 million. The change in operating assets and liabilities compared to the prior year period was primarily due to the following:

•Receivables were a source of cash by $444.6 million in the nine month period of fiscal 2020 compared to a use of cash in the nine month period of fiscal 2019 due to timing of collections and lower revenue from the impact of COVID-19; which more than offset
•Accounts payable were a greater use of cash ($208.2) million due to timing of disbursements and lower purchasing levels from the impact of COVID-19, mainly in our Sports, Business & Industry and Higher Education businesses and our FSS International segment; and
•Accrued expenses were a greater use of cash ($141.4 million) primarily due to the following: change in annual bonus accrual generating more of a use of cash in the current year compared to the prior year period; higher commission payments in our Sports business and other accrued expense payments both from lower current year activity from the impact of COVID-19; and change in annual employer retirement matching contribution accrual generating more of a use of cash in the current year compared to the prior year period; partially offset by higher payroll and benefit related expenses from the severance charge recorded in the quarter and deferral of the employer portion of social security taxes as permitted under the CARES Act; and
•Prepayments were a greater use of cash ($54.8) million due to being in an income tax receivable position from current year net loss.
During the nine month periods of fiscal 2020 and fiscal 2019, we received income of approximately $12.5 million and $14.6 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption reflects: adjustments to net (loss) income in the current year and prior year periods related to noncash charges; adjustments to non-operating cash gains and losses, including the call premium expense of $23.1 million from the repayment of the aggregate principal amount of the 5.125% Senior Notes, due 2024 and the gain from the insurance proceeds related to the property damaged from a tornado in Nashville of $16.3 million; and the change in noncurrent assets of $64.8 million, mainly related to in-service rental merchandise as activity lower due to less customer installations from the impact of COVID-19.
Cash Flows Used in Investing Activities
The change in net cash flows used in investing activities during the nine month period of fiscal 2020 compared to the nine month period of fiscal 2019 relates primarily to the proceeds from the sale of Healthcare Technologies in the first quarter of fiscal 2019 of $293.7 million and lower levels of capital expenditures. The "Disposals of property and equipment" caption includes approximately $21.5 million of insurance proceeds related to a tornado at one of our Uniform locations in Nashville. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $15.3 million and $16.2 million of proceeds during fiscal 2020 and 2019, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector. The nine month period of fiscal 2020 also includes approximately $8.3 million of proceeds from government grants related to the relocation to our new headquarters.
Cash Flows Provided by (Used in) Financing Activities
During the nine month period of fiscal 2020, cash provided by financing activities was impacted by the following:
•issuance of 6.375% senior unsecured notes due 2025 ($1,500.0 million);
•issuance of a new U.S. denominated term loan due January 2027, net of original issue discount ($898.9 million);
•an increase in borrowings under the revolving credit facility ($845.2 million);
•an increase in funding under the Receivables Facility ($335.6 million);
•an increase in proceeds from issuance of common stock as a result of higher stock option exercises ($88.6 million); and
•cash proceeds received from a stockholder in connection with short-swing profits earned through transactions in our common stock, which are included in "Other financing activities" ($14.8 million); which more than offset
•repayment of the aggregate principal amount of the 5.125% Senior Notes, due 2024 ($900.0 million); and
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including a call premium ($23.1 million) and debt issuance costs ($29.3 million).
During the nine month period of fiscal 2019, cash used in financing activities was impacted by the following:
•a repayment of borrowings on term loans and the revolving credit facility ($297.0 million, which includes $200.0 million of optional prepayments from the proceeds of the HCT divestiture); and

•an increase in funding under the Receivables Facility ($255.0 million).
During fiscal 2019, the Board of Directors authorized a new share repurchase program providing for purchases of up to $200.0 million of Aramark common stock which will expire in July 2022. During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under this program. During the nine month period of fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect (see below).
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2020 and fiscal 2019, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 26, 2020, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	June 26, 2020
Net loss attributable to ASI stockholder	$(227.4)
Interest and other financing costs, net	359.3
Benefit for income taxes	(97.1)
Depreciation and amortization	589.1
Share-based compensation expense(1)	22.2
Unusual or non-recurring (gains) and losses(2)	198.6
Pro forma EBITDA for equity method investees(3)	5.5
Pro forma EBITDA for certain transactions(4)	12.3
Other(5)	452.8
Covenant Adjusted EBITDA	$1,315.3
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
(5) "Other" for the twelve months ended June 26, 2020, includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of U.S. and non-U.S. governmental labor related credits ($150.9 million), severance charges ($129.3 million), non-cash charge related to asset write-downs ($36.7 million), expenses related to merger and integration related charges ($32.2 million), non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties ($28.5 million), charges related to certain legal settlements ($27.4 million), adjustments to remove the impact attributable to the adoption of certain accounting standards in accordance with the Credit Agreement and indentures ($24.0 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($16.3 million gain), cash compensation charges associated with the retirement of our former chief executive officer ($10.4 million), advisory fees related to shareholder matters ($7.7 million), the impact of hyperinflation in Argentina ($6.0 million), compensation expense for retirement contributions and employee training programs funded by benefits from U.S. tax reform ($5.8 million), the impact of the change in fair value related to certain gasoline and diesel agreements ($4.4 million loss) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended June 26, 2020 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.12
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	3.26

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
Subject to restrictions imposed upon us during the covenant waiver period in accordance with Amendment No. 9 to the Credit Agreement, we and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. Beginning in fiscal 2019, we began insuring portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile, including regulations relating to levels of liquidity and solvency as such concepts are defined by the regulator. The Captive was in compliance with these regulations as of June 26, 2020. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of June 26, 2020, cash and cash equivalents at the Captive was $59.9 million. We are self-insured for a portion of general liability, automobile liability and workers’ compensation claims under our insurance arrangements. Self-insurance reserves are recorded based on actuarial analyses.
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
On June 22, 2020, we extended the scheduled maturity date of the Receivables Facility from May 2021 to June 2022. All other terms and conditions of the agreement remained largely unchanged.
Supplemental Consolidating Information
Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, and which we have early adopted, we are no longer required to provide condensed consolidating financial statements for Aramark and its subsidiaries, including the guarantors and non-guarantors under our Credit Agreement and the indentures governing our senior notes. ASI, the borrower under our Credit Agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to Aramark and Aramark Intermediate Holdco Corporation, the direct parent of ASI and a guarantor under our Credit Agreement, on the one hand, and ASI and its restricted subsidiaries on a standalone basis, on the other hand.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 26, 2020 has changed from September 27, 2019 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended September 27, 2019 filed with the SEC on November 26, 2019), due to the repayment of the $900.0 million principal amount outstanding on 5.125% Senior Notes due 2024 with a variable rate term loan due 2027 during the second quarter of fiscal 2020. To offset this exposure, the Company entered into $800.0 million of variable rate interest rate swaps. See Note 5 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 15 for the disclosure of the fair value and related carrying value of our debt obligations as of June 26, 2020.
Item 4. Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in the Company's internal control over financial reporting occurred during the Company's third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of June 26, 2020.
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
The scale and scope of the recent coronavirus (COVID-19) outbreak and resulting pandemic is unknown and is expected to continue to adversely impact our business for an extended period. The overall impact on our business, operating results, cash flows and/or financial condition has been material and we anticipate it will continue to be material.
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, depending on the prolonged period of the COVID-19 pandemic, which has and is anticipated to continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The scale and scope of the COVID-19 pandemic has, in some cases, and may continue to heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in certain of the risk factors contained in our Annual Report on Form 10-K. In addition, the COVID-19 pandemic has, in some cases, and may continue to adversely impact our business and financial condition in specific ways, including its impact on:
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
•our ability to restart operations in an effective manner after COVID-19 related shutdowns;
•our ability to comply with new legal or regulatory requirements enacted in connection with the COVID-19 pandemic in a cost-effective manner;
•legal actions or proceedings related to COVID-19;

•our ability to continue to affect our cost savings initiatives and achieve synergies from the Avendra and AmeriPride acquisitions;
•partial or full closure of client premises for unknown periods of time resulting in non-provision of services to the client and reduced or no revenue generation in those units and further headcount reductions;
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
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of governmental responses and other containment actions and the impact of these and other factors on our employees, clients, customers, suppliers and partners. We anticipate such impact on our business, operating results, cash flows and/or financial condition will continue to be material.
Item 6. Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2020.

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

10.2†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.3†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Thomas Ondrof (incorporated by reference to Exhibit 10.2 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.4†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lynn B. McKee (incorporated by reference to Exhibit 10.3 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.5†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Keith Bethel (incorporated by reference to Exhibit 10.4 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.6†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.5 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.7†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.8†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.9†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 26, 2020 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 26, 2020 and September 27, 2019; (ii) Condensed Consolidated Statements of (Loss) Income for the three and nine months ended June 26, 2020 and June 28, 2019; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 26, 2020 and June 28, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2020 and June 28, 2019; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended June 26, 2020 and June 28, 2019; and (vi) Notes to condensed consolidated financial statements.

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