Form 10-K
period 2020-10-02
Aramark
filed 2020-11-24
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended October 2, 2020 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 27, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $5,411.1 million.

As of October 30, 2020, the number of shares of the registrant's common stock outstanding is 253,136,698.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2021 Annual Meeting of Stockholders, to be held on February 2, 2021, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended October 2, 2020.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements regarding the potential future impact of the COVID-19 pandemic on our business, financial performance and operating results are forward-looking statements. These statements also include, but are not limited to, statements related to our expectations regarding performance of our business, our financial results, our operations, conditions in our industry and our business and growth strategy. Forward-looking statements can also be identified by words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. Forward-looking statements speak only as of the date made. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the U.S. and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; the manner and timing of benefits we expect to receive under the CARES Act or other government programs; unfavorable economic conditions; natural disasters, global calamities, new pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; seasonality; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage, including our recent significantly increased borrowings; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Based on total revenue in fiscal 2020, we hold a top 3 position in North America in food and facilities services and the #2 position in North America in uniform services. Internationally, we hold a top 3 position in food and facilities services based on total revenue in fiscal 2020 in most countries in which we have significant operations. Our approximately 247,900 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our revenue and operating income (loss) by our reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform

FY 2020 Revenue(a):	$7,366.7	$2,945.8	$2,517.1
FY 2020 Operating Income (Loss)(a):	$5.3	$(344.2)	$171.5
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business, public institutions, manufacturing, transportation and service industries
(a)     Dollars in millions. Operating income (loss) excludes $97.5 million related to corporate expenses.
In fiscal 2020, we generated $12.8 billion of revenue, $264.9 million of operating loss and $461.4 million of net loss.
Our History
Since our founding in 1959, we have broadened our service offerings and expanded our client base through a combination of organic growth and acquisitions, with the goal of further developing our food, facilities and uniform capabilities, as well as growing our international presence. In 1984, we completed a management buyout, after which our management and employees increased their Company ownership to approximately 90% of our equity capital leading up to our December 2001 public offering. On January 26, 2007, we delisted from the New York Stock Exchange (“NYSE”) in conjunction with a going-private transaction executed with certain private equity investment funds, as well as approximately 250 senior management personnel. On December 17, 2013, we completed an initial public offering of our common stock. On October 6, 2019, we entered into a Stewardship Framework Agreement (the “Stewardship Framework Agreement”) with MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”), pursuant to which several new directors were elected to our Board of Directors and John Zillmer was appointed as our Chief Executive Officer.
Recent Developments
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. We began experiencing a significant decline in our operations due to COVID-19 towards the end of our second quarter of fiscal 2020, which has continued through our fourth quarter of fiscal 2020. The decline in our operations from COVID-19 has caused a material deterioration in our revenues, operating income (loss) and net income (loss) for the fiscal year ended October 2, 2020. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted.
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
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have and continue to include significant cost reduction efforts toward variable and fixed costs, including furlough and permanent reductions of labor. These efforts have also included contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also leveraged relief provisions under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases significantly impacting the ability and willingness of private business and government to open or remain open, even at limited levels. We continue to work closely with clients and all constituencies in this environment.
Food and Support Services
Our Food and Support Services segments manage a number of interrelated services, including food, hospitality, procurement and facility services, for school districts, colleges & universities, healthcare facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.
We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising the majority of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. Our facilities services capabilities are broad, and include plant operations and maintenance, custodial/housekeeping, energy management, grounds keeping, and capital project management. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our clients provide us with a captive customer base through their on-site employees, students and patients. At sports, entertainment and recreational facilities, our clients attract patrons to their site, usually for specific events such as sporting events and conventions.
We manage our FSS business in two geographic reportable segments split between our United States and International operations. In fiscal 2020, our FSS United States segment generated $7,366.7 million in revenue, or 57% of our total revenue, and our FSS International segment generated $2,945.8 million in revenue, or 23% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of U.S. government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,500 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services to approximately 185 healthcare clients and more than 260 facilities across our global footprint. Our food and food-related services include patient food and nutrition, retail food and procurement services.
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
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve hundreds of venues for professional (including minor league affiliates) and college sports teams, including for 29 teams in

Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and at more than 90 colleges and universities. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms.
Facilities & Other. We provide a variety of support services to more than 430 facilities clients and more than 810 locations. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services, and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in all of our sectors. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. In addition to the core Business & Industry sector, our FSS International segment serves many sports stadiums across Europe, and numerous educational institutions, healthcare institutions and convention centers globally. There are particular risks attendant with our international operations. Please see Item 1A. “Risk Factors.”
Purchasing
We negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers and suppliers. Due to our ability to negotiate favorable terms with our suppliers, we earn vendor consideration, including volume discounts, rebates and other applicable credits. See “Types of Contracts--Client Interest Contracts” below. We purchase most products and other items through food service distribution companies, including Sysco Corporation, US Foods, Performance Food Group and other regional distributors. Sysco is our primary distributor with respect to our food and facilities business, while US Foods is our primary distributor with respect to our procurement services business. Our distributors are responsible for tracking our orders and delivering products to our specific locations. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.
The terms of our agreements with our distributors vary. Some agreements are for an indefinite term, subject to termination by either party after a notice period, which is generally 60 to 120 days, while others are for a fixed term with termination rights only for cause. The pricing and other financial terms of these agreements are renegotiated periodically.
Our relationship with Sysco is important to our operations and we have had distribution agreements in place for almost 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2020, Sysco distributed approximately 47% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
In our international segment (other than Canada), our approach to purchasing is substantially similar. On a country-by-country basis, we negotiate pricing and other terms for a majority of our purchases of food and related products with manufacturers and suppliers operating in the applicable country, and we purchase these products and other items through distributors in that country. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including volume discounts, rebates and other applicable credits. See “Types of Contracts” below. As in the United States and Canada, our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers. Generally, our agreements with our distributors in the international segment are subject to termination by either party after a notice period, which is generally 60 days. The pricing and other financial terms of these agreements are renegotiated periodically.
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
Sales and Marketing
We maintain selling and marketing excellence by focusing on optimizing resource allocation and deployment. We target growth by aligning our efforts directly with the sectors and services in which we operate to deliver differentiated and innovative solutions. We have established consistent tools, methodologies and training to efficiently support the development of our employees as they work within our individual businesses to help ensure a close connection to the business, their teammates and client partners. One key effort in our approach is identifying and matching individuals at various levels in our organization with individuals in a variety of roles at both existing and potential clients. We believe that these connections throughout various levels within the client organization allow us to develop strong relationships with the client and gain a better understanding of the clients' requirements. Based on the knowledge of the clients' requirements and the sector, our goal is to develop solutions for the client that are unique and that help to differentiate us from our competitors.
Types of Contracts
We use contracts with our customers that allow us to manage our potential upside and downside risk in connection with our various business interactions. Our contracts may require that consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. The contracts that we enter into vary in length. Contracts generally are for fixed terms, many of which are in excess of one year. Contracts for education and sports and leisure services typically require larger capital investments, but have correspondingly longer fixed terms, usually from five to fifteen years.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2020, approximately two-thirds of our Food and Support Services revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2020, approximately one-third of our Food and Support Services revenue was derived from client interest contracts.
In response to the changed circumstances caused by the current COVID-19 pandemic, we have partnered with clients to renegotiate or temporarily suspend certain terms and financial structures, particularly in profit and loss contracts, in order to mitigate lost revenues caused by partial or full closure of client premises.
Competition
There is significant competition in the Food and Support Services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services or outsource to one of our competitors following the expiration or termination of contracts with us. In our FSS

United States segment, our external competitors include other multi-regional food and support service providers, such as Compass Group plc, Delaware North Companies Inc. and Sodexo SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, ISS and Sodexo SA. We also face competition from many regional and local service providers.
We believe that the following competitive factors are the principal drivers of our success:
•quality and breadth of services and management talent;
•innovation;
•reputation within the industry;
•pricing;
•financial strength and stability; and
•purchasing scale.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools. During the COVID-19 pandemic, and in following periods, our business and results of operations have not and may continue to not experience our historically typical patterns of seasonality.
Uniform
Our Uniform segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, including personal protective equipment ("PPE"), provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries. We hold the #2 position in the North America uniform services market. We operate approximately 3,600 routes, giving us a broad reach to service our clients' needs.
Clients use our uniforms to meet a variety of needs, including:
•establishing corporate identity and brand awareness;
•projecting a professional image;
•protecting workers—work clothes can help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;
•protecting products—uniforms can help protect products against contamination in the food, pharmaceutical, electronics, health care and automotive industries; and
•meeting heightened safety and hygiene requirements in response to COVID-19 through use of our PPE materials.
In fiscal 2020, our Uniform segment generated $2,517.1 million in revenue, or 20% of our total revenue.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base from over 350 service locations and distribution centers across North America. None of our clients individually represents a material portion of our revenue. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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
Operations
We operate our uniform rental business using a network of over 350 laundry plants, satellite plants, depots, distribution centers and manufacturing plants supporting approximately 3,600 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs. As a result of the COVID-19 pandemic, we have redeployed production lines in order to manufacture essential PPE for hospital employees and other clients across the United States.
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
Sustainability
In 2019 we introduced our sustainability plan, Be Well. Do Well., which accelerates our sustainability efforts and centers on positively impacting both people and the planet. As part of this strategy, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders and other stakeholders. Our people priorities are to engage employees, empower healthy consumers, build local communities and source ethically and inclusively. Our planet priorities are to source responsibly, operate efficiently, minimize food waste and reduce packaging. You can read more about Be Well. Do Well. and our sustainability programs and initiatives on our website (www.aramark.com/sustainability). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food, facilities and uniforms services in thousands of client locations across 19 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. The significant impact of the COVID-19 pandemic on our business and operations has resulted in material variances in our human capital metrics in fiscal 2020 compared to prior years. As of October 2, 2020, we had a total of approximately 247,900 employees, including seasonal and furloughed employees, consisting of approximately 170,750 full-time and approximately 77,150 part-time employees, down from an aggregate of approximately 283,500 employees as of the end of fiscal 2019. The approximate number of employees as of October 2, 2020 by segment was as follows: FSS United States: 119,300; FSS International: 108,300; and Uniform: 19,750. In addition, the Aramark corporate staff consisted of approximately 550 employees. The number of part-time employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As a result of the COVID-19 pandemic, many more employees were furloughed in fiscal 2020 than is typical, the number of which fluctuated based on the closing and reopening of client locations and changing business and operational needs. As of October 2, 2020, approximately 42,650 employees in the United States and Canada were covered by over 650 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our employees.
Diversity and Inclusion. Diversity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success. As of October 2, 2020, just under 60% of Aramark’s total workforce in the FSS United States segment self-identify as Women and approximately 58% self-identify as People of Color. In addition, over 55% of the salaried workforce in the United States and Canada identify as Women or People of Color. Increasing diversity in executive and key operational leadership roles will remain an organizational priority. We have 10 active employee resource groups, including those supporting Women, Hispanics and Latinos, People of African Descent, the LGBTQ+ community and individuals with disabilities, which have 45 local hubs across the U.S. and play a key role in creating a culture of inclusion. In 2020, Aramark was ranked #23 on Diversity Inc’s Top Companies for Diversity.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2020, we hired 47,000 new employees, made up of 94% hourly employees and 6% salaried employees. In addition, with the implementation of certain system and process improvements, and a 15% increase in applicant flow, in fiscal 2020 we saw a material decrease in the time to fill vacant frontline roles or what we refer to as “Time to Fill.” We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment. Our Frontline Education Program provides eligible hourly associates with full tuition coverage of college degrees at leading universities in the U.S.
Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs. We also provide a number of innovative programs designed to promote physical, emotional and financial well-being. Our commitment to the safety of our employees and a “zero harm” culture, continues to be a top priority, and through Aramark SAFE, our global safety management system, we empower our employees to identify, evaluate and manage risk throughout our locations.
Governmental Regulation
Our business is subject to various federal, state, international, national, provincial and local laws and regulations, in areas such as environmental, labor, employment, immigration, privacy and data security, tax codes, health and safety laws and liquor licensing and dram shop matters. In addition, our facilities and products are subject to periodic inspection by federal, state, local and international authorities. In the context of the current COVID-19 pandemic, we are subject to new, varied and ever-changing rules and regulations at the state and local level, which have materially impacted our operations across client locations and operating sectors. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with applicable laws and regulations. Our compliance programs are subject to legislative changes, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine inquiries of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements, debarments from government contracts or loss of liquor licenses.
Our operations are subject to various laws and regulations, including, but not limited to, those governing:
•alcohol licensing and service;
•collection of sales and other taxes;
•minimum wage, overtime, classification, wage payment and employment discrimination;

•immigration;
•governmental funded entitlement programs and cost and accounting principles;
•false claims, whistleblowers and consumer protection;
•environmental protection;
•food safety, sanitation, labeling and human health and safety;
•customs and import and export controls;
•the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;
•antitrust, competition, procurement and lobbying;
•minority, women and disadvantaged business enterprise statutes;
•motor carrier safety; and
•privacy and data security.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 2, 2020, our subsidiaries held liquor licenses in 44 states and additionally the District of Columbia, 5 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
Our uniform rental business and our food and support service business are subject to various environmental protection laws and regulations, including the U.S. Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, state, federal and international laws and regulations governing the use, management, shipping and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients'

operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of October 2, 2020, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
Intellectual Property
We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the Aramark brand, which includes our corporate starperson logo design, the Aramark word mark (our name) and the Avendra brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC's website at www.sec.gov.
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
You may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy at no cost by writing or telephoning us at the following address or telephone number:
Aramark
2400 Market Street
Philadelphia, PA 19103
Attention: Corporate Secretary
Telephone: (215) 238-3000
The references to our website and the SEC's website are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

Item 1A.    Risk Factors
Risks Related to Our Business
Economic and External Risks
The ultimate scale and scope of the recent coronavirus (COVID-19) outbreak and resulting pandemic is unknown and is expected to continue to adversely impact our business for an extended period. The overall impact on our business, operating results, cash flows and/or financial condition has been material and we anticipate it will continue to be material.
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, and has materially affected and is anticipated to continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The ultimate scale and scope of the COVID-19 pandemic has and may continue to heighten the potential adverse effects on our business (including our equity method investments), operating results, cash flows and/or financial condition described in certain of the other risk factors contained in this Annual Report on Form 10-K. In addition, the COVID-19 pandemic has, in some cases, adversely impacted our business and financial condition in specific ways, and we expect it to continue to do so, including its impact on:
•overall economic conditions, which have and will likely continue to be adversely impacted by the COVID-19 pandemic and related global shutdowns;
•our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work or social-distancing, travel or other restrictions;
•the financial health of our clients and consumers and their demand and ability to pay for certain of our services;
•small and medium sized businesses within our Uniform segment and their ability to remain in business or return to operations;
•our ability to obtain new business, expand or otherwise execute on strategic plans;
•our ability to restart operations in an effective manner after COVID-19 related shutdowns;
•additional costs related to cleaning and other protocols to provide safe working conditions for our employees, clients and consumers;
•our ability to comply with new legal or regulatory requirements enacted in connection with the COVID-19 pandemic in a cost-effective manner;
•legal actions or proceedings related to COVID-19;
•our ability to continue to effect certain cost savings initiatives and achieve synergies from acquisitions;
•partial or full closure of client premises for unknown periods of time resulting in non-provision of services to the client, reduced or no revenue generation in those units and further headcount reductions;
•our major league sports clients operating with significantly fewer or no spectators;
•postponement of large events leading to postponement of revenue and a decrease in our margin;
•the willingness of end consumers to go to the facilities where we operate during the pandemic or for some period thereafter;
•our ability to maintain a safe and cost-effective supply chain as COVID-19 may continue to adversely affect our suppliers;
•ability to service our indebtedness; and
•our impairment analysis and future impairment charges, including the effect of changing assumptions or estimates in the fair value calculations or variation from expectations of future cash flows or growth rates, including those assumptions relating to the duration and severity of COVID-19.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution of any potential vaccine, shifts in behavior going forward, and the impact of these and other factors on our employees, clients, customers, suppliers and partners. For example, in our Sports, Leisure & Corrections sector and certain aspects of our Education sector, there is particular uncertainty around future operations given social distancing guidelines or the prospect of attendance or enrollment levels not returning to previous levels that may adversely impact our business model going forward. In addition, even after the COVID-19 pandemic subsides, the increase in and acceptance of remote working may continue to adversely impact our revenues and business model in our business dining operations. There is the risk that certain mitigation and cost-saving initiatives to date may not be sustainable or repeatable, including our ability to furlough additional employees for an indefinite duration, to further reduce our cost structure or renegotiate client contracts, or that the prolonged effects of COVID-19 may be different than what we have experienced thus far, including permanent closures of client facilities. Further, while we have benefited from government assistance programs, including the CARES Act, to date, there is no assurance that such programs will continue indefinitely. We anticipate that the impacts of COVID-19 on our overall business environment, operating results, cash flows and/or financial condition will continue to be material for an unknown duration.
Unfavorable economic conditions have in the past, are currently and in the future could, adversely affect our results of operations and financial condition.
In the past, national and international economic downturns have reduced demand for our services and any such downturns are currently, and in the future could continue to reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship in our client base has also impacted and may continue to impact our business. For example, during the current COVID-19 pandemic, or in the past, such as in the period of economic distress following the financial crisis of 2008, certain of our businesses are being or were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, financial distress and insolvency experienced by clients, especially larger clients, in the past has, currently does, and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. For example, in response to the changed circumstances caused by the current COVID-19 pandemic, we have worked with clients to renegotiate contracts and financial structures in order to mitigate lost revenues caused by partial or full closure of client premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our food and support services business that provides services in public facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted, and in the future could result, in a reduction in our revenue. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract those consumers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. For example, partial or full closure of client facilities due to COVID-19 or operation of such facilities including sports stadiums with significantly fewer or no attendees has led and will likely continue to lead to reduced revenues. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including the continuing COVID-19 pandemic, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, inclement weather and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, political unrest, sports strikes and other adverse incidents could adversely affect our revenue and operating results.
Natural disasters, including hurricanes and earthquakes, global calamities, such as an Ebola outbreak or the current COVID-19 pandemic, or political unrest, such as the recent demonstrations in Chile, have, and in the future could, affect our revenue and operating results. As noted, our revenue and operating results have been and will likely continue to be materially impacted by the COVID-19 pandemic. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The frequency and severity of such natural disasters may increase due to the effects of global climate change. In addition, any terrorist attacks, particularly against venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted and would in the future result in a loss of revenue and reduced profits at the venues we service.

Operational Risks
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the current COVID-19 pandemic due to, among other things, increased cost pressure at our clients and heightened competition in a contracted marketplace. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
We may be adversely affected if clients reduce their outsourcing or use of preferred vendors.
Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Clients will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain this trend will continue or not be reversed or that clients that have outsourced functions will not decide to perform these functions themselves.
In addition, labor unions representing employees of some of our current and prospective clients have occasionally opposed the outsourcing trend as they believed that current union jobs for their memberships might be lost. In these cases, unions typically seek to prevent public sector entities from outsourcing and if that fails, ensure that jobs that are outsourced continue to be unionized, which can reduce our pricing and operational flexibility with respect to such businesses.
We have also identified a trend among some of our clients towards the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Unfavorable developments with respect to either outsourcing or the use of preferred vendors could have a material adverse effect on our business and results of operations.
Competition in our industries could adversely affect our results of operations.
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and consumers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We may also face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses, as well as other providers with potentially disruptive business models have been successful at applying technology developments to local food service. While we have a significant international presence, certain of our competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids.
We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong client loyalty. While most clients focus primarily on quality of service, uniform rental is also a price-sensitive service and if existing or future competitors seek to gain clients or accounts by reducing prices, we may be required to lower prices, which would reduce our revenue and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, to maintain a cost structure that allows for competitive pricing it is important for us to source garments and other products internationally, including from China and Mexico. To the extent we are not able to effectively source such products internationally and gain the related cost savings, we may be at a disadvantage in relation to some of our competitors.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services, due to general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries could increase costs in our uniform rental business. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or more prolonged climate change, natural disasters or pandemics, or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Increasing client and consumer demands relating to sustainability also can result in increased costs for our food and support services segment. We have two main types of contracts in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our food and support services revenue in fiscal 2020 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our revenue or profit at the facility, typically contingent on certain future events. If revenue does not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our revenue and results of operations. During the current COVID-19 pandemic, we have renegotiated client contracts, particularly profit and loss contracts, to modify certain financial terms and increase profitability, which has partially offset losses due to client closures and reduced utilization of services. To the extent the impacts of COVID-19 continue for an extended period of time beyond the term of any such modifications, we may not be able to continue to renegotiate or modify contracts, which could more materially impact our profitability going forward.
Our international business faces risks that differ from those we face in the United States that could have an effect on our results of operations and financial condition.
A significant portion of our revenue is derived from international business. During fiscal 2020, approximately 23% of our revenue was generated outside of the United States. We currently have a presence in 18 countries outside of the United States with approximately 108,300 personnel. We also provide our services on a more limited basis in several additional countries. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters, as well as cybersecurity and data protection laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; local political and social conditions;

geopolitical tensions, including, for example, tensions between the U.S. and China; and the ability to comply with terms of government assistance programs, including those addressing COVID-19 impact. For example, in June 2016, the United Kingdom voted to leave the European Union ("Brexit"). Aramark has operated in the United Kingdom since 1972 and employs approximately 9,250 employees there today. While our operations in the United Kingdom do not represent a significant portion of our revenue, the United Kingdom's departure from the European Union could have a negative effect on our business there if Brexit results in a slowdown of the local economy or employment environment. As a country, the United Kingdom imports half of its food supply, and any change in tariffs, customs or tax would impact our supply chain. In addition, the operating results of our non-U.S. subsidiaries are translated into U.S. dollars and those results are affected by movements in foreign currencies relative to the U.S. dollar.
In addition, local labor and employment laws in countries outside of the United States can make it more difficult and costly to reduce labor costs in connection with decreases in demand for our services. Recently, in certain countries we were unable to reduce our international labor costs to reflect the adverse impact of the COVID-19 pandemic to the same extent as we were able to in the United States and therefore the decrease in our international operating income as a percentage of the decrease in our revenues was higher than in our U.S. business and we expect to experience similar difficulties in reducing operating expenses in the future.
We will continue to explore and consider opportunities to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.
There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products, and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. Domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the U.S. and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco Corporation, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 47% of our food and non-food products in the United States and Canada in fiscal 2020 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.
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
Our expansion strategy involves risks.
We may seek to acquire companies or interests in companies, or enter into joint ventures that complement our business. Our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. At any given time, we may be evaluating one or more acquisitions or engaging in acquisition negotiations. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority-owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority stockholders. Our joint venture partners may also have interests which differ from ours.
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing clients or attract new clients, maintain relationships with suppliers and other contractual parties, or retain and integrate acquired personnel. In addition, cost savings that we expect to achieve, for example, from the elimination of duplicative expenses and the realization of economies of scale or synergies, may take longer than expected to realize or may ultimately be smaller than we expect. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, resulting in additional unanticipated costs. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs, and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.
Possible future acquisitions could also result in additional contingent liabilities and amortization expenses related to intangible assets being incurred, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to their fair value. For example, in connection with the Avendra and AmeriPride acquisitions, we recorded aggregate goodwill of $895.7 million.
Labor-Related Risks
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
Approximately 42,650 employees in our United States and Canadian operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
We may incur significant liability as a result of our participation in multiemployer defined benefit pension plans.
A number of our locations operate under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multiemployer defined benefit pension plans. As a contributing employer to such plans, should we trigger either a “complete” or “partial" withdrawal, or should the plan experience a "mass" withdrawal, we could be subject to withdrawal liability for our proportionate share of any unfunded vested benefits which may exist for the particular plan. In addition, if a multiemployer defined benefit pension plan fails to satisfy the minimum funding standards, we could be liable to increase our contributions to meet minimum funding standards. Also, if another participating employer withdraws from the plan or experiences financial difficulty, including bankruptcy, our obligation could increase. The financial status of a small number of the plans to which we contribute has deteriorated in the recent past and continues to deteriorate. We proactively monitor the financial status of these and the other multiemployer defined benefit pension plans in which we participate. In addition, any increased funding obligations for underfunded multiemployer defined benefit pension plans could have an adverse financial impact on us.
Our business may suffer if we lose key management personnel, are unable to hire and retain sufficient qualified personnel or if labor costs increase.
We believe much of our future growth and success, particularly in the midst of the COVID-19 pandemic, depends on the continued availability and service of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us. Historically, we have also regularly hired a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers, including difficulties caused by immigration policies, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that approximately two-thirds of our food and support services segments' revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Legal, Regulatory, Safety and Security Risks
Laws and governmental regulations relating to food and beverages may subject us to significant liability.
The laws and regulations relating to each of our food and support services segments are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food (including, in some cases, requirements relating to the temperature of food). In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance or expose us to liabilities.
We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes in the U.S. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is visibly intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses established for the benefit of alcoholic beverages service providers, we cannot guarantee that visibly intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional laws or regulations in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions.
If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety, labeling and sanitation laws, government funded entitlement programs, government assistance programs, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, such as the European Union General Data Protection Regulation and California Consumer Privacy Act, and alcohol licensing and service laws. In the context of the current COVID-19 pandemic, we are subject to new, varied and ever-changing rules and regulations at the state and local level, including social distancing and other operational requirements, capacity limitations, cleaning and sanitation standards and travel restrictions, which have materially impacted our operations across client locations and business sectors. In May 2020, we introduced the EverSafe™ platform to support safe reopening in our client locations and to help implement COVID-19 related safety standards and requirements. To the extent that our safety standards or advice or tools provided to clients through EverSafe™ are determined to be inadequate, this may open us up to liability or reputational harm.
From time to time, government agencies have conducted reviews and audits of certain of our practices as part of routine inquiries of providers of services under government contracts, or otherwise. Like others in our business, we also receive requests for information from government agencies in connection with these reviews and audits. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.
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
A portion of our revenue, estimated to be approximately 14% in fiscal 2020, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
Food safety is a top priority for us and we dedicate substantial resources to ensuring that our consumers enjoy safe, quality food products. Claims of illness or injury relating to food quality, food handling or allergens are common in the food service industry and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our revenue. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw material costs.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes large volumes of employee, client and third party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken. During the normal course of business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, client protection, litigation, lost revenue or the failure to retain or attract clients following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business and reputation.
We are subject to numerous laws and regulations in the U.S. and internationally as well as contractual obligations and other security standards, each designed to protect the personal information of clients, customers, employees and other third parties that we collect and maintain, such as the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018, the California Consumer Privacy Act of 2018 (the "CCPA"), which took effect on January 1, 2020, and the forthcoming California Privacy Rights and Enforcement Act of 2020 (the “CPRA”), which expands upon the CCPA and is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022). Additionally, as a global company we are subject to laws, rules, and regulations regarding cross-border data flows and recent legal developments have created increased complexity and uncertainty regarding transfers of personal data from the European Union to the U.S. For example, on July 16, 2020 the Court of Justice of the European Union struck down a permitted personal data transfer mechanism between the European Union and the U.S. These recent developments will require us to review and amend the legal mechanisms by which we make and receive such cross-border personal data transfers.
Because we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial.
These laws, regulations and obligations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate. Other jurisdictions, including at both the federal and state level in the U.S., have enacted or are considering similar data protection laws, and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines (for example, failure to comply with the GDPR could result in fines of up to 4% of annual global revenue) in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of October 2, 2020, our outstanding indebtedness was $9,278.4 million. We had additional availability of $80.1 million under our revolving credit facilities as of that date.
This degree of leverage could have important consequences, including:
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and our receivables facility, are at variable rates of interest;
•making it more difficult for us to make payments on our indebtedness;
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and
•limiting our ability to benefit from tax deductions for such payments under certain interest expense limitation rules included in the Tax Cuts and Jobs Act of 2017 and pursuant to similar regulations in other countries.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop requiring banks to submit LIBOR rates after 2021. As a result, LIBOR will be discontinued after 2021 and contracts and hedging relationships that use LIBOR as a reference rate will have to be modified to allow for an alternative benchmark rate. Although our Credit Agreement provides for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
If our financial performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the ongoing COVID pandemic. While we believe that we currently have adequate cash flows to service our indebtedness, if our financial performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although none of our significant long-term borrowings mature prior to 2023, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our senior secured credit agreement and the indentures governing our senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:
•incur additional indebtedness, refinance or restructure indebtedness or issue certain preferred shares;
•pay dividends on, repurchase or make distributions in respect of our capital stock, make unscheduled payments on our notes, repurchase or redeem our senior notes or make other restricted payments;
•make certain investments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
In addition, our senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and, in the event of a significant deterioration of our financial performance, there can be no assurance that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness. If our senior secured indebtedness was accelerated by the lenders as a result of a default, our senior notes may become due and payable as well. Any such acceleration may also constitute an amortization event under our receivables facility, which could result in the amount outstanding under that facility becoming due and payable.
In order to increase financial flexibility in response to the COVID-19 pandemic, we entered into Amendment No. 9 to our senior secured credit agreement, which suspends our Consolidated Secured Debt Ratio covenant for four fiscal quarters commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021 (the “Covenant Waiver”). The Covenant Waiver is subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments and investments in unrestricted subsidiaries (see Note 5 to the audited consolidated financial statements). To the extent our business has not recovered from the impacts of the COVID-19 pandemic prior to the time that the Covenant Waiver expires and we are otherwise unable to satisfy our Consolidated Secured Debt Ratio covenant, we may need to seek an additional waiver from our senior secured lenders. Any further covenant relief may require additional payments, concessions or limitations related to our business and operations.
 There can be no assurance that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.
Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our senior secured credit facilities and the indentures governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain limitations on our ability to pay dividends. For more information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance." In addition, our decision to pay dividends is impacted by results of operations and available cash, which has and will continue to be impacted by the current COVID-19 pandemic. Under the Covenant Waiver, in order to pay dividends of up to $29.0 million per quarter, we must maintain minimum liquidity of $600.0 million at all times during such quarter. To the extent our liquidity falls below $600.0 million in any quarter, our dividend payments would be limited to $10.0 million for such quarter which would be substantially less than the amount of dividends we have historically paid. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.
Risks Related to Ownership of Our Common Stock and Provisions in our Organizational Documents
Our share price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our common stock, as reported by the NYSE, has in the past and could in the future fluctuate due to a number of factors such as those listed in “—Risks Related to Our Business” and include, but are not limited to, the following, some of which are beyond our control:
•quarterly variations in our results of operations;
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, divestitures, joint marketing relationships, joint ventures or capital commitments;
•announcements by third parties of significant claims or proceedings against us;
•future sales of our common stock;
•general domestic and international economic conditions; and
•unexpected and sudden changes in senior management.
Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. As evidenced by the impact of COVID-19, these broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
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
These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only upon the affirmative vote of the holders of at least 75% in voting power of all the then-outstanding common stock of the company entitled to vote thereon, voting together as a single class; and
•that certain provisions may be amended only by the affirmative vote of the holders of at least 75% in voting power of all the then-outstanding common stock of the company entitled to vote thereon, voting together as a single class.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. Our principal real estate is primarily comprised of Uniform facilities. As of October 2, 2020, we operated over 350 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, standalone garages, shared service centers and administrative offices that are located in across the United States, as well as in Mexico, Canada and Puerto Rico. Of these, approximately 47% are leased and approximately 53% are owned. We own six buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 110 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own one office and six other properties and lease 70 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of October 2, 2020.
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
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 24, 2020 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	65	Chief Executive Officer	2019
Thomas G. Ondrof	56	Executive Vice President and Chief Financial Officer	2020
Lynn B. McKee	65	Executive Vice President, Human Resources	1980
Lauren A. Harrington	45	Senior Vice President and General Counsel	2006
Marc A. Bruno	49	Chief Operating Officer, U.S. Food and Facilities	1993
John J. Zillmer was appointed Chief Executive Officer and a member of the Board in October 2019 and was elected in connection with entering into the Stewardship Framework Agreement. Prior to joining us, Mr. Zillmer served as Chief Executive Officer and Executive Chairman of Univar from 2009 to 2012. Prior to that, he served as Chairman and Chief Executive Officer of Allied Waste Industries from 2005 to 2008 and held various positions at Aramark, including Vice President of Operating Systems, Regional Vice President, Area Vice President, Executive Vice President Business Dining Services, President of Business Services Group, President of International and President of Global Food and Support Services, from 1986 to 2005. Mr. Zillmer serves on the board of directors as Non-Executive Chairman of CSX Corporation, as well as the board of directors of Ecolab, Inc. Mr. Zillmer was formerly on the board of directors of Veritiv Corporation, Performance Food Group (PFG) Company, Inc. and Reynolds American Inc.
Thomas G. Ondrof was appointed Executive Vice President and Chief Financial Officer in January 2020. Prior to joining us, Mr. Ondrof served as Head of Strategic Growth of Performance Food Group from March 2018 to December 2019 and Chief Financial Officer of Performance Food Group from October 2016 to March 2018. Prior to that, he served in a variety of financial and business development leadership roles at Compass Group North America, including Chief Development Officer, Chief Strategy Officer and Chief Financial Officer.
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
Marc A. Bruno was appointed Chief Operating Officer, U.S. Food and Facilities in November 2019. From 2018 to November 2019, Mr. Bruno served as Chief Operating Officer, Sports, Leisure, Corrections, Facilities and K-12. From 2014 to 2018, Mr. Bruno served as Chief Operating Officer, Sports, Leisure and Corrections. From 2008 to 2014, he served as President, Sports and Entertainment, and prior to that he served in various other positions within our food and support services business from 1993 to 2008. Mr. Bruno serves on the board of directors of United Rentals, Inc.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 30, 2020, there were approximately 1,049 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from October 2, 2015, the last trading day of fiscal 2015, through October 2, 2020 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on October 2, 2015 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	October 2, 2015	September 30, 2016	September 29, 2017	September 28, 2018	September 27, 2019	October 2, 2020
Aramark	$100.0	$123.4	$131.7	$139.5	$139.5	$89.4
S&P 500	$100.0	$107.1	$124.5	$144.0	$146.3	$165.4
Dow Jones Consumer Non-Cyclical Index	$100.0	$102.4	$114.4	$147.5	$149.1	$183.2
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended October 2, 2020 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended October 2, 2020.

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

(dollars in millions, except per share amounts)	Fiscal Year Ended on or near September 30(1)
	2020(2)(3)	2019(4)	2018(5)	2017	2016
Income Statement Data:
Revenue	$12,829.6	$16,227.3	$15,789.6	$14,604.4	$14,415.8
Depreciation and amortization	595.2	592.6	596.2	508.2	495.8
Operating (loss) income	(264.9)	891.2	818.4	801.6	741.4
Interest and Other Financing Costs, net	382.8	335.0	346.6	280.9	310.5
Net (loss) income(6)	(461.4)	448.5	568.4	374.2	288.2
Net (loss) income attributable to Aramark stockholders(6)	(461.5)	448.5	567.9	373.9	287.8
Basic (loss) earnings per share attributable to Aramark stockholders(6)	($1.83)	$1.82	$2.31	$1.53	$1.19
Diluted (loss) earnings per share attributable to Aramark stockholders(6)	($1.83)	$1.78	$2.24	$1.49	$1.16
Cash dividends declared per common share	$0.44	$0.44	$0.43	$0.41	$0.39
Balance Sheet Data (at period end):
Total Assets	$15,712.7	$13,736.3	$13,720.1	$11,006.2	$10,582.1
Long-Term Borrowings	9,178.5	6,612.2	7,213.1	5,190.3	5,223.5
Stockholders' Equity	2,736.0	3,320.0	3,029.6	2,459.1	2,161.0
(1)Our fiscal year ends on the Friday nearest to September 30th. Fiscal years 2020, 2019, 2018, 2017 and 2016 refer to the fiscal years ended October 2, 2020, September 27, 2019, September 28, 2018, September 29, 2017 and September 30, 2016, respectively. Fiscal 2020 was a fifty-three week year. All other periods presented were fifty-two week years.
(2)Includes impact of COVID-19 and the CARES Act (see Notes 1 and 10, respectively, to the audited consolidated financial statements). To enhance our cash position as a result of COVID-19, we increased borrowings under our revolving credit facility and Aramark Services, Inc., our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025.
(3)During fiscal 2020, we adopted Accounting Standards Codification 842, Leases, which now records most leases on the balance sheet (see Note 8 to the audited consolidated financial statements).
(4)During fiscal 2019, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. In addition, we sold our Healthcare Technologies business in the first quarter of fiscal 2019.
(5)During fiscal 2018, we acquired Avendra and AmeriPride (see Note 2 to the audited consolidated financial statements). To finance these acquisitions, we entered into a U.S. dollar denominated term loan due 2025 and issued 5.000% Senior Notes due 2028.
(6)In fiscal 2018, the federal statutory income tax rate decreased from 35.0% to 21.0% through the passage of the "Tax Cuts and Jobs Act." This resulted in a non-cash tax benefit of approximately $237.8 million recorded in fiscal 2018 to the (benefit) provision for income taxes on the audited Consolidated Statements of (Loss) Income.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company, "we," "our" and "us") financial condition and results of operations for the fiscal years ended October 2, 2020 and September 27, 2019 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the fiscal year ended September 27, 2019 compared to the fiscal year ended September 28, 2018 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2019 Compared to Fiscal 2018 and - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended September 27, 2019 with the Securities and Exchange Commission ("SEC") on November 26, 2019.
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
We operate our business in three reportable segments:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Ireland and the United Kingdom, and in a majority of these countries we are one of the leading food and/or facility services providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.
•Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, including personal protective equipment ("PPE"), provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Canada, Puerto Rico and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.
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
During fiscal 2018, we acquired Avendra, LLC ("Avendra") and AmeriPride Services, Inc. ("AmeriPride") in separate transactions (see Note 2 to the audited consolidated financial statements). The Avendra acquisition consideration was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. The AmeriPride acquisition consideration was $995.4 million, partially offset by $84.9 million of cash acquired. We incurred new debt to finance both the Avendra and

AmeriPride acquisitions. Our earnings were impacted for some period following the closings as a result of these acquisitions, due to, among other factors, merger and integration costs as well as depreciation and amortization resulting from purchase accounting and higher interest expense as a result of the new debt to finance the transactions. As a part of the integration of Avendra and AmeriPride, we have incurred $120 million of charges.
Impact of COVID-19 on our Business
COVID-19 has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. We began experiencing a significant decline in our operations due to COVID-19 towards the end of our second quarter of fiscal 2020, which has continued through our fourth quarter of fiscal 2020. The decline in our operations from COVID-19 caused a material deterioration in our revenues, operating income (loss) and net income (loss) for the fiscal year ended October 2, 2020. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted
In response to COVID-19, we continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the disruption caused by COVID-19 by strengthening our liquidity position, focusing on flexible, low fixed-cost operations and diversifying our service offerings, geographic mix and client portfolio.
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have and continue to include significant cost reduction efforts toward variable and fixed costs, including furlough and permanent reductions of labor. These efforts have also included contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also leveraged relief provisions under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases significantly impacting the ability and willingness of private businesses and governments to open or remain open, even at limited levels. We continue to work closely with clients and all constituencies in this environment.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:
•Education – While classes did resume for the current school year, a substantial number of schools opened with online or hybrid approaches which negatively impacted the business. In addition, for those with in-person learning, safety and distance restrictions have limited our traditional service offerings. Governmental support for alternative meals and feeding in K-12, however, helped partially offset these reductions and limitations.
•Sports, Leisure & Corrections – Our sports business has been and continues to be significantly impacted by the initial suspension of professional sports seasons and postponement of concerts and events. Sports later proceeded with Major League Baseball, the National Hockey League and the National Basketball Association playing without fans as an early solution. The National Football League has also begun their season largely without fans, though limited numbers have been allowed to attend in certain locales as the season has progressed. Leisure has also been impacted due to closures and restrictions in our parks, attractions and conference centers; however, many parks and attractions later re-opened across the country with modified operations to meet the safety and hygiene standards required in today’s environment. Corrections continues to not be materially impacted.
•Business & Industry – Office closures and remote working resulting from stay-at-home orders and similar government mandates and voluntary office reductions or closures, have reduced overall volumes, including catering. Further, the extended duration of the virus' impact has similarly extended return to work plans. Nonetheless, we continue to serve businesses and geographies that still require service, including financial, manufacturing and pharmaceutical industries, and continue to work with all clients as they plan returns or increases in population.
•Facilities & Other – Although this sector has experienced some impact resulting from facility closures, we are providing more frequent and comprehensive services and products at certain locations as well.
•Healthcare – While this sector has experienced some disruption based on facility restrictions of patient services and visitation, we continue to expect relative stability as the return of elective procedures in the fourth quarter of fiscal 2020 and the demand for environmental services has helped provide support.
Within the FSS International segment, we are at various stages of response depending on geography. China has largely recovered and we continue to have new client wins—particularly in Healthcare—due to our efforts on the frontlines. Europe is facing additional restrictions and some levels of lockdown, which vary based on country-specific government mandates. We continue to experience an impact from COVID-19 in South America and in our 50% ownership of AIM Services Co., Ltd in Japan. In addition, we have experienced some recovery in certain lines of business in Canada.
In the Uniform segment, our business serves a range of clients. Operations continue for essential businesses and now most of our non-essential clients are back operating as well, although in certain areas of North America, due to worsening conditions of the pandemic, some of these businesses have been forced to shut down again. In addition, we continue to be a solution-oriented service focusing on safety and hygiene, including a heightened demand for PPE materials amongst our clients. We have redeployed production lines in order to manufacture essential PPE for hospital employees and other clients across North America.
In all business segments, we continue to leverage our flexible operating model to execute cost mitigation plans while continuing to support our clients. As noted earlier, we implemented several cost reduction initiatives, including renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. During our third and fourth quarters of fiscal 2020, we made changes to our organization to align our cost base to best support our clients' needs as we navigate the current environment and focus on our long-term strategy. These actions included headcount reductions and we incurred severance charges of approximately $145.8 million during the fiscal year ended October 2, 2020, which are recorded in both “Cost of services provided" and “Selling and general corporate expenses” in the audited Consolidated Statements of (Loss) Income. The majority of the charges are expected to be paid out within the next year.
We have undertaken many actions as it relates to our liquidity position in response to COVID-19. See "Liquidity and Capital Resources" below for additional disclosure around these actions taken. Also, see “Item 1A. Risk Factors” for an additional discussion of risks and potential risks of COVID-19 on our business, financial condition and results of operations.
Divestiture
On November 9, 2018, we completed the sale of our wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the audited Consolidated Statements of (Loss) Income for the fiscal year ended September 27, 2019.
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. As described above, during the COVID-19 pandemic, and in following periods, our business and results of operations have not and may continue to not experience our historically typical patterns of seasonality.
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2020, approximately two-thirds of our FSS United States and FSS International segment revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2020, approximately one-third of our FSS United States and FSS International segment revenue was derived from client interest contracts. In response to the changed circumstances caused by COVID-19, we have partnered with clients to renegotiate or temporarily suspend certain terms and financial structures, particularly in profit and loss contracts, in order to mitigate lost revenues caused by partial or full closure of client premises.
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

Costs and Expenses
Our costs and expenses are comprised of cost of services provided, depreciation and amortization and selling and general corporate expenses. Cost of services provided consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, severance, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Depreciation and amortization expenses mainly relate to assets used in generating revenue. Selling and general corporate expenses include sales commissions, severance, share-based compensation and other unallocated costs related to administrative functions including finance, legal, human resources and information technology.
Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.
(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. The fiscal 2020 income tax benefit was impacted by the CARES Act, while both fiscal 2020 and fiscal 2019 were impacted by U.S. tax reform enacted in the "Tax Cuts and Jobs Act" (see Note 10 to the audited consolidated financial statements). Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal year ended October 2, 2020 was a fifty-three week period and the fiscal year ended September 27, 2019 was a fifty-two week period.

Results of Operations
Fiscal 2020 Compared to Fiscal 2019
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2020 and 2019 (dollars in millions).

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	$	%
Revenue	$12,829.6	$16,227.3	$(3,397.7)	(20.9)%
Costs and Expenses:
Cost of services provided	11,993.7	14,532.7	(2,539.0)	(17.5)%
Other operating expenses	902.2	959.7	(57.5)	(6.0)%
Goodwill impairment	198.6	—	198.6	100.0%
Gain on sale of Healthcare Technologies	—	(156.3)	156.3	(100.0)%
	13,094.5	15,336.1	(2,241.6)	(14.6)%
Operating (loss) income	(264.9)	891.2	(1,156.1)	(129.7)%
Interest and Other Financing Costs, net	382.8	335.0	47.8	14.3%
(Loss) Income Before Income Taxes	(647.7)	556.2	(1,203.9)	(216.5)%
(Benefit) Provision for Income Taxes	(186.3)	107.7	(294.0)	(273.0)%
Net (loss) income	$(461.4)	$448.5	$(909.9)	(202.9)%

	Fiscal Year Ended
Revenue by Segment(1)	October 2, 2020	September 27, 2019	$	%
FSS United States	$7,366.7	$9,898.6	$(2,531.9)	(25.6%)
FSS International	2,945.8	3,742.9	(797.1)	(21.3%)
Uniform	2,517.1	2,585.8	(68.7)	(2.7%)
	$12,829.6	$16,227.3	$(3,397.7)	(20.9%)

	Fiscal Year Ended
Operating Income (Loss) by Segment(1)	October 2, 2020	September 27, 2019	$	%
FSS United States	$5.3	$716.8	$(711.5)	(99.3%)
FSS International	(344.2)	142.7	(486.9)	***
Uniform	171.5	191.3	(19.8)	(10.4%)
Corporate	(97.5)	(159.6)	62.1	(38.9%)
	$(264.9)	$891.2	$(1,156.1)	(129.7%)
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 57.4% and 61.0%, FSS International represented 23.0% and 23.1% and Uniform represented 19.6% and 15.9% for fiscal 2020 and fiscal 2019, respectively. Revenue and operating income (loss) for all segments were impacted by COVID-19 in fiscal 2020.
Consolidated Overview
Revenue decreased by approximately 20.9% during fiscal 2020 compared to the prior year period, which was mainly due to COVID-19, primarily from our clients either reducing or ceasing operations at certain locations across all of our segments. Foreign currency translation also negatively impacted fiscal 2020 (approximately 0.8%). The decrease in revenue was partially offset by the estimated impact of the 53rd week in fiscal 2020 (approximately 1.1%).

The following table presents the cost of services provided by segment and as a percent of revenue for the fiscal years ended October 2, 2020 and September 27, 2019.

	Fiscal Year Ended
	October 2, 2020		September 27, 2019
Cost of services provided(1)	$	% of Revenue	$	% of Revenue
FSS United States	$6,889.4	93.5%	$8,851.5	89.4%
FSS International	2,998.4	101.8%	3,517.1	94.0%
Uniform	2,105.9	83.7%	2,164.1	83.7%
	$11,993.7	93.5%	$14,532.7	89.6%
(1) During fiscal 2020, Cost of services provided included severance charges related to COVID-19. The severance charges by segment are the following: FSS United States ($51.8 million), FSS International ($87.3 million) and Uniform ($4.9 million).
The following table presents the percentages attributable to the components in cost of services provided for fiscal 2020 and fiscal 2019.

	Fiscal Year Ended
Cost of services provided components	October 2, 2020	September 27, 2019
Food and support service costs	25.7%	27.9%
Personnel costs(1)	49.3%	46.8%
Other direct costs	25.0%	25.3%
	100.0%	100.0%
(1) Severance charges related to COVID-19 increased this percentage by 1.2% during fiscal 2020.
Operating income decreased by approximately $1,156.1 million during fiscal 2020 compared to the prior year period. Operating income was negatively impacted during fiscal 2020 due to COVID-19, primarily attributable to clients either reducing or ceasing operations at certain locations across all of our segments. The negative impact of COVID-19 was partially offset by both U.S. and non-U.S. governmental labor related tax credits (see Note 1 to the audited consolidated financial statements). COVID-19 also led to lower personnel costs and share-based compensation expense (see Note 12 to the audited consolidated financial statements). Personnel costs include employee incentive expenses related to the annual bonus and employer retirement matching contributions. The decrease in operating income during fiscal 2020 was also attributable to:
•non-cash goodwill impairment charge in the FSS International segment (approximately $198.6 million) (see Note 4 to the audited consolidated financial statements);
•the prior year gain from the divestiture of the HCT business (approximately $156.3 million);
•severance charges related to COVID-19 (approximately $145.8 million);
•non-cash charges related to operating lease right-of-use ("ROU") assets, property and equipment and other assets in the FSS United States and FSS International segments, primarily related to client contracts that were reassessed due to the impact of COVID-19 (approximately $30.6 million);
•non-cash charges related to operating lease ROU assets, property and equipment and other assets from disposal by abandonment of certain rental properties in the FSS United States segment (approximately $28.5 million);
•non-cash charges related to information technology assets in the FSS United States segment due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $26.1 million); and
•personnel and consulting costs related to sales growth initiatives (approximately $25.8 million).
These decreases in operating income during fiscal 2020 more than offset:
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $73.5 million);
•prior year charges related to certain legal settlements (approximately $29.5 million);
•a gain from the insurance proceeds received related to property damage from a tornado in Nashville in the Uniform segment (approximately $16.3 million);
•the positive impact of foreign currency translation (approximately $15.3 million);

•lower severance costs related to streamlining initiatives (approximately $15.0 million);
•prior year non-cash impairment charges related to various assets (approximately $14.8 million);
•prior year cash compensation charges related to the retirement of our former chief executive officer (approximately $10.4 million);
•prior year advisory, legal and other professional fees related to the Mantle Ridge Group (approximately $7.7 million); and
•lower merger and integration charges from the Avendra and AmeriPride acquisitions (approximately $7.2 million).
Interest and Other Financing Costs, net, increased 14.3% during fiscal 2020 compared to the prior year period. The increase for fiscal 2020 was primarily due to the issuance of $1,500.0 million of 6.375% Senior Notes, due 2025, the additional borrowings on the revolving credit facility (see Note 5 to the audited consolidated financial statements) and the estimated impact of the 53rd week in fiscal 2020 of approximately $7.3 million, partially offset by lower outstanding term loan borrowings resulting from optional prepayments made during fiscal 2019. Fiscal 2020 includes $20.9 million of net expense related to the refinancing of new term loan borrowings to repay the 5.125% Senior Notes due 2024.
The income tax benefit for fiscal 2020 was recorded at an effective rate of 28.8% compared to income tax expense recorded at an effective rate of 19.4% in the prior year. As a result of the CARES Act, we recorded a net income tax benefit of approximately $58.4 million during fiscal 2020. This benefit reflects the Net Operating Losses ("NOLs") expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at 35.0% as opposed to the current year rate of 21.0%. The effective tax rate for fiscal 2020 also includes an income tax benefit of approximately $46.2 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the fiscal year, including by the former Chairman, President and Chief Executive Officer. We also recorded a valuation allowance against deferred tax assets for cumulative losses in certain subsidiaries of approximately $21.4 million during fiscal 2020, of which $8.6 million was tied to negative evidence related to the $198.6 million non-cash goodwill impairment recorded in the FSS International segment (see Note 4 to the audited consolidated financial statements). The non-cash impairment charge of goodwill for $198.6 million was non-deductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and are aggregated into a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	October 2, 2020	September 27, 2019	%
Business & Industry	$1,097.3	$1,587.0	(30.9)%
Education	2,416.4	3,228.8	(25.2)%
Healthcare	824.6	933.5	(11.7)%
Sports, Leisure & Corrections	1,535.8	2,557.5	(39.9)%
Facilities & Other	1,492.6	1,591.8	(6.2)%
	$7,366.7	$9,898.6	(25.6)%
The Healthcare sector had high-single digit operating income margins, consistent with prior year. The Education and Facilities & Other sectors had mid-single digit operating income margins, compared to high-single digits in the prior year. The Business & Industry sector had negative mid-single digit operating income margins, compared to mid-single digits in the prior year. The Sports, Leisure & Corrections sector had negative low-single digit operating income margins, compared to mid-single digits in the prior year. As described above, during the COVID-19 pandemic, and in following periods, operating income margins in the FSS United States sectors differ from our historically typical patterns.
FSS United States segment revenue decreased by approximately 25.6% during fiscal 2020 compared to the prior year period. The decrease was primarily attributable to COVID-19, which significantly impacted our Sports, Leisure & Corrections sector due to the suspension of professional sports seasons, our Education sector where clients either have reduced or ceased operations at certain locations and our Business & Industry sector due to many clients working from home instead of the office. During fiscal 2020, revenue also decreased in the Healthcare sector resulting from the divestiture of HCT (approximately 4.3%

of the Healthcare sector). The decrease in revenue was partially offset by the estimated impact of the 53rd week in fiscal 2020 (approximately 1.2%).
Operating income decreased by approximately $711.5 million during fiscal 2020 compared to the prior year period. Operating income was negatively impacted during fiscal 2020 due to COVID-19, partially offset by labor related tax credits from the CARES Act legislation and lower personnel costs, including lower employee incentive expenses related to the annual bonus and lower employer retirement matching contributions. The profit decline from COVID-19 is primarily attributable to clients either reducing or ceasing operations at certain locations. The decrease during fiscal 2020 was also attributable to:
•the prior year gain from the divestiture of the HCT business (approximately $156.3 million);
•severance charges related to COVID-19 (approximately $51.8 million);
•non-cash charges related to operating lease ROU assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million);
•non-cash charges related to information technology assets due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $26.1 million);
•non-cash charges related to operating lease ROU assets, property and equipment and other assets, primarily related to client contracts that were reassessed due to the impact of COVID-19 (approximately $19.4 million); and
•personnel costs and consulting costs related to sales growth initiatives (approximately $13.7 million).
These decreases in operating income during fiscal 2020 more than offset:
•prior compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $57.2 million);
•prior year charges related to certain legal settlements ($12.7 million);
•prior year non-cash impairment charges related to various assets ($11.1 million);
•prior year duplicate rent charges to build out and ready our new headquarters while occupying our previous headquarters, impairment costs while exiting our previous headquarters and moving costs associated with the relocation to the new headquarters (approximately $6.5 million); and
•prior year settlement charges related to exiting a joint venture arrangement (approximately $4.5 million).
FSS International Segment
FSS International segment revenue decreased by approximately 21.3% during fiscal 2020 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19 from government imposed shutdowns. Foreign currency translation also negatively impacted fiscal 2020 revenue (approximately 3.5%).
Operating income decreased by approximately $486.9 million during fiscal 2020 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19, partially offset by labor related tax credits provided from government assistance programs and lower personnel costs, including lower employee incentive expenses related to the annual bonus. The decrease was also attributable to:
•a non-cash goodwill impairment charge (approximately $198.6 million) (see Note 4 to the audited consolidated financial statements);
•severance charges related to COVID-19 (approximately $87.3 million);
•charges related to a client contract dispute (approximately $15.2 million); and
•non-cash charges related to property and equipment from client contracts that were reassessed due to the impact of COVID-19 (approximately $11.2 million).
These decreases in operating income during fiscal 2020 more than offset:
•the positive impact of foreign currency translation (approximately $15.2 million);
•lower severance charges related to streamlining initiatives (approximately $13.4 million); and
•lower closing costs mainly related to customer contracts (approximately $9.5 million).

Uniform Segment
Uniform segment revenue decreased by approximately 2.7% during fiscal 2020 compared to the prior year period. The decrease was primarily attributable to COVID-19, partially offset by new business from the sale of PPE and the estimated impact of the 53rd week in fiscal 2020 (approximately 1.7%).
Operating income decreased by approximately $19.8 million during fiscal 2020 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19, partially offset by labor related tax credits provided by government assistance programs and lower personnel costs, including lower employee incentive expenses related to the annual bonus and lower employer matching contributions. The decrease was also attributable to:
•personnel costs related to sales growth initiatives (approximately $12.1 million); and
•severance charges related to COVID-19 (approximately $4.9 million).
These decreases in operating income during fiscal 2020 more than offset:
•a gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million);
•lower compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $14.5 million);
•a favorable non-cash settlement of a multiemployer pension plan obligation (approximately $6.7 million);
•prior year charges related to certain legal settlements (approximately $5.1 million);
•lower merger and integration charges from the AmeriPride acquisition (approximately $5.0 million); and
•prior year non-cash impairment charges (approximately $3.7 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $62.1 million during fiscal 2020 compared to the prior year period, due to lower expenses resulting from the impact of COVID-19, consisting of lower employee incentive expenses related to the annual bonus and lower employer retirement matching contributions, and realignment actions taken by management. The decrease was also attributable to:
•lower share-based compensation expense as a result of COVID-19 from the reduction in the estimated target attainment on plan metrics for fiscal 2018, fiscal 2019 and fiscal 2020 Performance Stock Unit ("PSU") grants (approximately $24.9 million);
•prior year charges related to certain legal settlements (approximately $11.7 million);
•prior year cash compensation charges related to the retirement of our former chief executive officer (approximately $10.4 million);
•prior year advisory, legal and other professional fees related to the Mantle Ridge Group (approximately $7.7 million);
•prior year banker fees related to the divestiture of HCT (approximately $6.1 million);
•the favorable change in fair value of certain gasoline and diesel agreements (approximately $4.2 million); and
•prior year compensation expenses for employee reinvestments funded by benefits from U.S. tax reform (approximately $1.4 million).
These decreases in corporate expenses during fiscal 2020 more than offset severance charges related to COVID-19 (approximately $1.8 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of October 2, 2020, we had $2,509.2 million of cash and cash equivalents and approximately $80.1 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of October 2, 2020, there were approximately $937.4 million of outstanding foreign currency borrowings.
On January 15, 2020, we entered into a new U.S. dollar denominated term loan due January 15, 2027 (the "U.S. Term Loan B due 2027"), in an aggregate principal amount of $900.0 million. The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%. The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on the 5.125% Senior Notes due 2024 (the "2024 Notes") at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses, including a $23.1 million call premium on the 2024 Notes and approximately $6.6 million related to banker fees, rating agency fees and legal fees (see Note 5 to the audited consolidated financial statements).
In response to the COVID-19 pandemic, we undertook a number of actions to enhance our cash position, including increasing borrowings under our revolving credit facility and under our Receivables Facility. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI has used and intends to continue to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes (see Note 5 to the audited consolidated financial statements). On October 30, 2020, we repaid $680.0 million of the outstanding borrowings under the revolving credit facility utilizing cash and cash equivalents and as of such date had approximately $753.9 million of availability under the revolving credit facility. We have also implemented several cost reduction initiatives in response to COVID-19, including renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. Beginning in the third quarter of fiscal 2020, we made changes to our organization to align our cost base to better support our clients' needs as we navigate the current environment and focus on our long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $145.8 million during fiscal 2020. The majority of these charges are expected to be paid out within the next year.
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents, including funds from the 6.375% 2025 Notes and availability under our revolving credit facility, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2023 and, with the additional funds from the 6.375% 2025 Notes and the covenant relief attained as a result of the credit agreement amendment implemented in April 2020 (see Note 5 to the audited consolidated financial statements), we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors."
On February 5, 2019, we announced as a result of tax savings from U.S. tax reform that we would invest $90 million in our workforce through targeted wage adjustments, retirement contributions and special recognition awards, as well as employee training programs and scholarships. We funded a majority of these investments during fiscal 2019 and through fiscal 2020, we invested approximately $85 million in special recognition awards, employee training programs, retirement contributions and educational assistance, and our investment of such funds in our workforce is now complete.
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019
Net cash provided by operating activities	$176.7	$984.2
Net cash used in investing activities	(361.1)	(209.5)
Net cash provided by (used in) financing activities	2,437.5	(734.9)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities decreased by approximately $807.5 million during fiscal 2020 compared to fiscal 2019, primarily driven by a $683.9 million decline in net income and other non-cash charges and a $280.0 million decline in operating assets and liabilities. During fiscal 2020, as discussed in "Results of Operations" above, net income decreased and non-cash charges increased compared to fiscal 2019, which was impacted by the current year net loss from COVID-19, offset by the current year non-cash goodwill impairment and asset write-downs of approximately $283.7 million and the prior year gain from the divestiture of the HCT business of approximately $139.2 million. The $280.0 million decline in operating assets and liabilities compared to the prior year period was primarily due to the following:

•Change in Accounts payable was a use of cash by ($359.7 million) in fiscal 2020 compared to a source of cash in fiscal 2019 due to the timing of disbursements and lower purchasing levels from the impact of COVID-19, mainly in our Sports and Higher Education businesses, our Business & Industry sector and our FSS International segment;
•Change in Accrued expenses was a use of cash by ($337.2 million) in fiscal 2020 compared to a source of cash in fiscal 2019 primarily due to the following: change in annual bonus accrual generating more of a use of cash in the current year compared to the prior year period; commission payments in our Sports business and other accrued expense payments being higher in the current year compared to the prior year due to lower current year activity from the impact of COVID-19; lower client advances received in the current year compared to the prior year period within the Higher Education business as a result of COVID-19; the annual employer retirement matching contribution payments being higher in the current year compared to the prior year period; litigation settlement payment for employee annual incentive bonuses related to 2018 fiscal year; and timing of interest and insurance payments; partially offset by higher payroll and benefit related expenses from the severance charges recorded in fiscal 2020; and
•Change in Prepayments was a greater use of cash ($48.6 million) in fiscal 2020 compared to fiscal 2019 due to being in an income tax receivable position from the current year net loss; which more than offset
•Change in Receivables was a source of cash by $441.5 million in fiscal 2020 compared to a use of cash in fiscal 2019 due to the timing of collections and lower current year revenues from the impact of COVID-19.
Fiscal 2020 includes proceeds related to labor related tax credits from many foreign jurisdictions in which the Company operates as a form of relief from the COVID-19 pandemic (see Note 1 to the audited consolidated financial statements). During fiscal 2020 and fiscal 2019, we received income of approximately $15.5 million and $14.6 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Change in other noncurrent liabilities" caption was a greater source of cash during fiscal 2020 due to the deferral of approximately $80.8 million related to the employer portion of social security taxes as permitted under the CARES Act (see Note 1 to the audited consolidated financial statements). The "Changes in other assets" caption was a source of cash during fiscal 2020 compared to a use of cash in fiscal 2019 mainly from lower in-service rental merchandise due to fewer customer installations from the impact of COVID-19, and from the change in our 50% ownership interest in AIM Services Co., Ltd., as earnings were lower due to the impact of COVID-19. The "Other operating activities" caption reflects: adjustments to net (loss) income in the current year and prior year periods related to non-cash charges; and adjustments to non-operating cash gains and losses, including the call premium of $23.1 million from the repayment of the aggregate principal amount of the 2024 Notes and the gain from the insurance proceeds related to the property damaged from a tornado in Nashville of $16.3 million.
Cash Flows Used in Investing Activities
The change in net cash flows used in investing activities during fiscal 2020 compared to fiscal 2019 relates primarily to the proceeds from the sale of the HCT business in the first quarter of fiscal 2019 of $293.7 million and lower levels of capital expenditures. The "Disposals of property and equipment" caption includes approximately $21.5 million of insurance proceeds related to the property damaged from a tornado at one of our Uniform locations in Nashville. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $15.3 million and $16.2 million of proceeds during fiscal 2020 and 2019, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector. The "Proceeds from governmental agencies related to property and equipment" caption also includes approximately $8.3 million and $6.8 million during fiscal 2020 and fiscal 2019, respectively, of proceeds from government grants related to the relocation to our new headquarters in the prior year.
Cash Flows Provided by (Used In) Financing Activities
During fiscal 2020, cash provided by financing activities was impacted by the following:
•issuance of 6.375% senior unsecured notes due 2025 ($1,500.0 million);
•issuance of a new U.S. denominated term loan due January 2027, net of original issue discount ($898.9 million);
•an increase in borrowings under the revolving credit facility ($849.9 million);
•an increase in funding under the Receivables Facility ($315.6 million);
•an increase in proceeds from issuance of common stock as a result of higher stock option exercises ($90.0 million); and
•cash proceeds received from a stockholder in connection with short-swing profits earned through transactions in our common stock, which are included in "Other financing activities" ($14.8 million); which more than offset
•repayment of the aggregate principal amount of the 2024 Notes ($900.0 million); and

•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including a call premium ($23.1 million) and debt issuance costs ($29.4 million).
During fiscal 2019, cash used in financing activities was impacted by $500.0 million of optional prepayments on term loans borrowings, of which $200.0 million was from the proceeds of the HCT divestiture.
During fiscal 2019, the Board of Directors authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022. During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under this program. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect (see below). During fiscal 2019, we completed a repurchase of 1.6 million shares of our common stock for $50.0 million under a previously authorized 2017 share repurchase program, which expired on February 1, 2019.
The "Other financing activities" caption also reflects a use of cash during fiscal 2020 and fiscal 2019, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be at the discretion of our Board of Directors and our Board of Directors may, at any time, determine not to continue to declare quarterly dividends. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, we have limitations on the amount of dividends allowed to be paid as long as the covenant compliance waiver remains in effect (see below).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of October 2, 2020, we were in compliance with these covenants.
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
On April 22, 2020, as a result of the impact of COVID-19 on our business, ASI entered into Amendment No. 9 to the Credit Agreement. Amendment No. 9 provides for a covenant waiver period which suspends the Consolidated Secured Debt Ratio covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 and ending after the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments (including share repurchases) and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. If ASI ceases to be in compliance with Amendment No. 9 at any time during the covenant waiver period and is otherwise not in compliance with the Consolidated Secured Debt Ratio covenant required under the Credit Agreement, this will cause an event of default under the Credit Agreement. If such non-compliance is not waived, certain lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. When the Consolidated Secured Debt Ratio covenant is once again effective for ASI in the fourth quarter of fiscal 2021, the trailing twelve month period will consist of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. This exclusion is intended to prevent the effects of COVID-19 from impacting the covenant calculation. Additionally under the covenant compliance waiver, in order to pay dividends of up to $29.0 million per quarter, we must maintain a minimum liquidity of $600.0 million at all times during such quarter. To the extent our liquidity falls below $600.0 million in any quarter, our dividend payments would be limited to $10.0 million for such quarter which would be substantially less than the amount of dividends we have historically paid.
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
Our presentation of these measures has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. You should not consider these measures as alternatives to net income (loss) or operating income (loss) determined in accordance with U.S. GAAP. Covenant Adjusted EBITDA, as presented by us, may not be comparable to other similarly titled measures of other companies because not all companies use identical calculations.
The following is a reconciliation of net (loss) income attributable to ASI stockholder, which is a U.S. GAAP measure of ASI''s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

	Fiscal Year Ended
(in millions)	October 2, 2020	September 27, 2019
Net (loss) income attributable to ASI stockholder	$(461.5)	$448.5
Interest and other financing costs, net	382.8	335.0
(Benefit) Provision for income taxes	(186.3)	107.7
Depreciation and amortization	595.2	592.6
Share-based compensation expense(1)	30.3	55.3
Unusual or non-recurring (gains) and losses(2)	198.6	(156.3)
Pro forma EBITDA for equity method investees(3)	10.1	8.1
Pro forma EBITDA for certain transactions(4)	6.3	21.5
Other(5)	490.6	253.5
Covenant Adjusted EBITDA	$1,066.1	$1,665.9
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 12 to the audited consolidated financial statements).
(2)    Represents the fiscal 2020 non-cash impairment charge related to goodwill (see Note 4 to the audited consolidated financial statements) and the fiscal 2019 gain from the divestiture of HCT (see Note 2 to the audited consolidated financial statements).
(3)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net (loss) income attributable to ASI stockholder. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(4)    Represents the annualizing of net EBITDA from acquisitions and divestitures made during the period.
(5)    "Other" for the twelve months ended October 2, 2020 and September 27, 2019, respectively, includes severance charges ($152.7 million and $18.7 million), non-cash impairment charges related to various assets ($30.6 million and $14.8 million), expenses related to merger and integration related charges ($28.9 million and $36.1 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($23.1 million and $23.7 million), the impact of hyperinflation in Argentina ($2.5 million and $4.9 million), compensation expense for retirement contributions and employee training programs funded by benefits from U.S. tax reform ($1.4 million and $74.9 million), charges related to certain legal settlements ($1.0 million net expense reduction and $27.9 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($0.5 million and $4.7 million) and other miscellaneous expenses. "Other" for the twelve months ended October 2, 2020 also includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of U.S. and non-U.S. governmental labor related credits ($200.6 million), non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties ($28.5 million), non-cash charges related to information technology assets ($26.1 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($16.3 million), charges related to a client contract dispute ($15.2 million) and a favorable non-cash settlement of a multiemployer pension plan obligation ($6.7 million). "Other" for the twelve months ended September 27, 2019 also includes cash compensation charges associated with the retirement of the Company's former chief executive officer ($10.4 million), closing costs mainly related to customer contracts ($8.5 million), duplicate rent charges, moving costs, opening costs to build out and ready the Company's new headquarters while occupying its then existing headquarters and closing costs ($8.2 million), advisory fees related to shareholder matters ($7.7 million), banker fees and other charges related to the sale of HCT ($7.7 million) and settlement charges related to exiting a joint venture arrangement ($4.5 million).
Our covenant requirement and actual ratio for the fiscal year ended October 2, 2020 is as follows(1):

	Covenant Requirements	Actual Ratios
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	2.58x
(1)    The covenant waiver period for the Consolidated Secured Debt Ratio covenant is in effect for the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021.
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

The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 2, 2020 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 2, 2020	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)(2)	$9,198,187	$69,932	$469,173	$6,158,580	$2,500,502
Finance lease obligations	157,329	31,290	45,208	31,668	49,163
Estimated interest payments(2)(3)	1,676,600	359,700	663,700	478,600	174,600
Operating leases and other noncancelable commitments	476,602	85,005	123,831	82,990	184,776
Purchase obligations(4)	816,125	306,984	241,569	70,164	197,408
Other liabilities(5)	365,200	76,600	78,500	13,000	197,100
	$12,690,043	$929,511	$1,621,981	$6,835,002	$3,303,549

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of October 2, 2020	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$191,667	$191,667	$—	$—	$—
(1)Excludes the $61.3 million reduction to long-term borrowings from debt issuance costs and $1.0 million reduction from the discount on the U.S. Term Loan B due 2027.
(2)Reflects outstanding debt balances as of October 2, 2020 and does not reflect the October 30, 2020 repayment of $680.0 million of outstanding borrowings under the revolving credit facility.
(3)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at October 2, 2020 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2021 through 2026 is $9,291.3 million, $9,111.7 million, $8,783.4 million, $7,299.7 million, $4,792.2 million and $2,364.1 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2021 through 2026 is 3.87%, 3.84%, 3.57%, 3.92%, 4.02% and 3.78%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).
(4)Represents commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(5)Includes certain unfunded employee retirement obligations, CEO retirement and severance related obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of October 2, 2020, we have gross uncertain tax liabilities of $34.6 million (see Note 10 to the audited consolidated financial statements). During fiscal 2020, we made contributions totaling $4.2 million into our defined benefit pension plans and benefit payments of $16.7 million out of these plans. Estimated contributions to our defined benefit pension plans in fiscal 2021 are $3.4 million and estimated benefit payments out of these plans in fiscal 2021 are $224.3 million (see Note 9 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and the maximum amount available by $100.0 million from October through March. During the third quarter of fiscal 2020, we extended the scheduled maturity date of the Receivables Facility from May 2021 to June 2022. All other terms and conditions of the agreement remained largely unchanged (see Note 5 to the audited consolidated financial statements). As of October 2, 2020 the amount of outstanding borrowings under the Receivables Facility was $315.6 million. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of transferring receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of our accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions.
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. Beginning in fiscal 2019, we began insuring portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 2, 2020. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of October 2, 2020, cash and cash equivalents at the Captive was $92.1 million.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in this Annual Report. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. See Note 7 to our audited consolidated financial statements for further information related to our revenue recognition policy.
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
Asset Impairment Determinations
Goodwill, the Aramark trade name and other trade names are primarily indefinite lived intangible assets that are not amortized and are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated net book value.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2020, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on our evaluation performed, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
During the second quarter of fiscal 2020, we identified a triggering event from the decline in our stock price resulting from COVID-19. As a result, we performed an interim quantitative impairment test as of March 27, 2020. Based on the evaluation performed, we determined that goodwill was not impaired for all but one reporting unit, as the fair value of each reporting unit substantially exceeded its respective carrying amount. The one reporting unit within the FSS International segment for which goodwill was determined to be impaired had also been tested for impairment using the quantitative approach during our previous annual impairment test completed as of August 23, 2019. The reporting unit had a fair value that exceeded its carrying value by approximately 22% as of that date. As of March 27, 2020, the quantitative impairment test for this same reporting unit resulted in a fair value that was approximately 34% lower than its carrying value, which was driven most notably by the changes in underlying assumptions used for impairment calculation purposes, including the discount rate as well as the near term growth outlook of the reporting unit pre-COVID-19. As a result, we recognized a non-cash impairment charge of $198.6 million in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. For tax purposes, the impairment charge is not tax deductible. The impaired reporting unit has a remaining goodwill balance of $90.1 million as of October 2, 2020.
The determination of fair value for each reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. If our assumptions or estimates in our fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, including those assumptions relating to the duration and severity of COVID-19, this may impact our impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
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
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated statement of (loss) income.
During fiscal 2020, we recorded non-cash impairment charges related to the following: abandonment of rental properties ($28.5 million), information technology assets from either discontinue of use or contracts terminated ($26.1 million) and from client contracts that were reassessed due to the impact of COVID-19 ($30.6 million). For fiscal 2019, we recorded non-cash impairment charges of approximately $14.8 million.
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
During fiscal 2019, we recorded approximately $27.9 million of expenses related to certain legal settlements.
Allowance for Doubtful Accounts
We encounter risks associated with revenue and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, we analyze the creditworthiness of specific customers, aging of customer balances, general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector and the automotive industry, the airline and financial services industries and contractual rights and obligations. The accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations. We adopted a new accounting standard related to the measurement of expected credit losses as of October 3, 2020 (the first day of fiscal 2021) (see Note 1 to the audited consolidated financial statements).
As of October 2, 2020 and September 27, 2019, our allowance for doubtful accounts was approximately $74.9 million and $49.6 million, respectively. The increase in the allowance for doubtful accounts during fiscal 2020 reflects the continued economic uncertainty resulting from COVID-19.
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
As of October 2, 2020 and September 27, 2019, our reserve for inventory obsolescence was approximately $36.7 million and $23.6 million, respectively.
Self-Insurance Reserves
We self-insure for certain obligations related to our employee health care benefit programs, as well as for certain risks that we retain under our general liability, automobile liability and workers’ compensation liability programs. Our reserves are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on our claims history. The accounting estimates related to our self-insurance reserves are critical accounting estimates because changes in our claim experience, our ability to settle claims or other estimates and judgments we use could potentially have a material impact on our results of operations.
As of October 2, 2020 and September 27, 2019, our self-insurance reserves were approximately $250.1 million and $238.9 million, respectively.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We make assumptions, judgments and estimates to determine the current income tax provision (benefit), deferred tax asset and liabilities and valuation allowance recorded against a deferred tax asset. The assumptions, judgments and estimates relative to the current income tax provision (benefit) take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, their interpretation and resolution of tax audits could significantly impact the income taxes provided in our consolidated financial statements. Assumptions, judgments and estimates relative to the amount of deferred income taxes take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from our estimates.
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 2, 2020 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 2, 2020. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of October 2, 2020	2021	2022		2023	2024		2025	Thereafter	Total	Fair Value
Debt:
Fixed rate	$31	$25		$20	$17		$2,495	$1,700	$4,288	$4,351
Average interest rate	4.2%	4.2%		4.2%	4.2%		5.5%	4.9%	5.3%
Variable rate	$70	$379	(a)	$90	$2,002	(b)	$1,676	$850	$5,067	$4,909
Average interest rate	3.9%	1.9%		1.9%	1.9%		1.9%	1.9%	1.9%
Interest Rate Swaps:
Receive variable/pay fixed	$329	$250		$1,550	$—		$800	$—	$2,929	$(118)
Average pay rate	1.9%	2.6%		2.1%	—%		1.6%	—%
Average receive rate	0.1%	0.1%		0.1%	—%		0.1%	—%

(a)As of October 2, 2020, the amount of outstanding borrowings under the Receivables Facility was $315.6 million.
(b)Reflects outstanding debt balances as of October 2, 2020 and does not reflect the October 30, 2020 repayment of $680.0 million of outstanding borrowings under the revolving credit facility.
As of October 2, 2020, we had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of October 2, 2020, the fair value of these foreign exchange contracts is $0.1 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
We entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of October 2, 2020, we had contracts for approximately 11.1 million gallons outstanding through fiscal 2021. As of October 2, 2020, the fair value of our gasoline and diesel fuel hedge agreements is $1.8 million, which is included in "Accounts Payable" in our Consolidated Balance Sheets.
Item 8.    Financial Statements and Supplementary Data
See Financial Statements and Schedule beginning on page S-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 2, 2020. The effectiveness of our internal control over financial reporting as of October 2, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:

Opinion on Internal Control Over Financial Reporting
We have audited Aramark and subsidiaries’ (the Company) internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 2, 2020 and September 27, 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 24, 2020

Item 9B. Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2020.

Aramark

By:	/s/ THOMAS G. ONDROF
Name:	Thomas G. Ondrof
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 2020.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ THOMAS G. ONDROF	Executive Vice President and Chief Financial Officer
Thomas G. Ondrof	(Principal Financial Officer and Principal Accounting Officer)

/s/ SUSAN CAMERON	Director
Susan Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ CALVIN DARDEN	Director
Calvin Darden

/s/ RICHARD W. DREILING	Director
Richard W. Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ PAUL HILAL	Vice Chairman, Director
Paul Hilal

/s/ KAREN KING	Director
Karen King

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ ART WINKLEBLACK	Director
Art Winkleblack

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the Company) as of October 2, 2020 and September 27, 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 24, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 28, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of September 29, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
    Impairment of goodwill recorded in one reporting unit in the FSS International segment
As discussed in Note 4 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. During the second quarter of fiscal year 2020, the Company performed an interim quantitative goodwill impairment test. Based on the evaluation performed, the Company determined that goodwill was not impaired for all but one reporting unit within the FSS International segment. The reporting unit recognized an impairment charge of $198.6 million for the year ended October 2, 2020 and has a remaining goodwill balance of $90.1 million at the fiscal year end.
We identified the impairment of goodwill recorded for that reporting unit as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s determination of the fair value of the reporting unit used in the Company’s impairment test, which was performed using a discounted cash flow model and included assumptions related to the terminal year revenue growth rate, earnings before interest and tax margin projections, and the discount rate. We performed a sensitivity analysis to determine that these were the assumptions that could cause significant change in the determination of the fair value of the reporting unit.
The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls related to the determination of the Company’s terminal year revenue growth rate, earnings before interest and tax margin projections, and the discount rate applied to the projected cash flows. We evaluated the Company’s terminal year revenue growth rate and earnings before interest and tax margin projections by comparing to external market and industry data. We compared the Company’s historical cash flow forecasts to the corresponding actual results to assess the Company’s ability to reasonably forecast. We assessed the impact and likelihood of the plans to improve the operating results of certain underperforming client contracts by comparing the assumptions to the Company’s past performance of similar actions. We involved a valuation professional with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available third-party market data for comparable entities, and
•developing an estimate of the reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
November 24, 2020

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2020 AND SEPTEMBER 27, 2019
(in thousands, except share amounts)

	October 2, 2020	September 27, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,509,188	$246,643
Receivables (less allowances: 2020 - $74,925; 2019 - $49,566)	1,431,206	1,806,964
Inventories	436,473	411,319
Prepayments and other current assets	298,944	193,461
Total current assets	4,675,811	2,658,387
Property and Equipment, at cost:
Land, buildings and improvements	929,354	947,522
Service equipment and fixtures	4,184,603	3,993,014
	5,113,957	4,940,536
Less - Accumulated depreciation	(3,063,049)	(2,758,774)
	2,050,908	2,181,762
Goodwill	5,343,828	5,518,800
Other Intangible Assets	1,932,637	2,033,566
Operating Lease Right-of-use Assets (see Note 8)	551,394	—
Other Assets	1,158,106	1,343,806
	$15,712,684	$13,736,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$99,915	$69,928
Current operating lease liabilities (see Note 8)	71,810	—
Accounts payable	663,455	999,517
Accrued payroll and related expenses	572,076	509,617
Accrued expenses and other current liabilities	940,202	1,126,236
Total current liabilities	2,347,458	2,705,298
Long-Term Borrowings	9,178,508	6,612,239
Noncurrent Operating Lease Liabilities (see Note 8)	341,667	—
Deferred Income Taxes and Other Noncurrent Liabilities	1,099,075	1,088,822
Redeemable Noncontrolling Interest	9,988	9,915
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2020—290,663,529 shares and 2019—282,919,536; and outstanding: 2020—253,042,169 shares and 2019—247,756,091 shares)	2,907	2,829
Capital surplus	3,416,132	3,236,450
Retained earnings	532,379	1,107,029
Accumulated other comprehensive loss	(307,258)	(216,965)
Treasury stock (shares held in treasury: 2020—37,621,360 shares and 2019—35,163,445 shares)	(908,172)	(809,296)
Total stockholders' equity	2,735,988	3,320,047
	$15,712,684	$13,736,321

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2020, SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018
(in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Revenue	$12,829,559	$16,227,341	$15,789,633
Costs and Expenses:
Cost of services provided	11,993,667	14,532,662	13,997,911
Depreciation and amortization	595,195	592,573	596,182
Selling and general corporate expenses	307,016	367,256	377,129
Goodwill impairment	198,600	—	—
Gain on sale of Healthcare Technologies	—	(156,309)	—
	13,094,478	15,336,182	14,971,222
Operating (loss) income	(264,919)	891,159	818,411
Interest and Other Financing Costs, net	382,800	334,987	346,535
(Loss) Income Before Income Taxes	(647,719)	556,172	471,876
(Benefit) Provision for Income Taxes	(186,284)	107,706	(96,564)
Net (loss) income	(461,435)	448,466	568,440
Less: Net income (loss) attributable to noncontrolling interest	94	(83)	555
Net (loss) income attributable to Aramark stockholders	$(461,529)	$448,549	$567,885

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(1.83)	$1.82	$2.31
Diluted	$(1.83)	$1.78	$2.24
Weighted Average Shares Outstanding:
Basic	251,828	246,854	245,771
Diluted	251,828	252,010	253,352

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2020, SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018
(in thousands)

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Net (loss) income	$(461,435)	$448,466	$568,440
Other comprehensive (loss) income, net of tax:
Pension plan adjustments	(25,669)	(22,594)	20,647
Foreign currency translation adjustments	(7,818)	(34,308)	(31,253)
Cash flow hedges:
Unrealized (losses) gains arising during the period	(82,005)	(62,450)	39,311
Reclassification adjustments	25,463	(4,798)	3,675
Share of equity investee's comprehensive (loss) income	(264)	(1,592)	157
Other comprehensive (loss) income, net of tax	(90,293)	(125,742)	32,537
Comprehensive (loss) income	(551,728)	322,724	600,977
Less: Net income (loss) attributable to noncontrolling interest	94	(83)	555
Comprehensive (loss) income attributable to Aramark stockholders	$(551,822)	$322,807	$600,422

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2020, SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018
(in thousands)

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net (loss) income	$(461,435)	$448,466	$568,440
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	595,195	592,573	596,182
Goodwill impairment and asset write-downs	283,743	—	—
Deferred income taxes	(134,048)	40,503	(104,289)
Share-based compensation expense	30,339	55,280	88,276
Net gain on sale of Healthcare Technologies	—	(139,165)	—
Changes in operating assets and liabilities:
Accounts Receivable	362,708	(78,771)	(45,891)
Inventories	(25,675)	(49,732)	(40,187)
Prepayments and Other Current Assets	(86,444)	(37,854)	42,450
Accounts Payable	(342,069)	17,680	26,658
Accrued Expenses	(143,640)	193,532	(111,386)
Payments made to clients on contracts	(69,575)	(40,073)	—
Changes in other noncurrent liabilities	92,782	18,904	1,576
Changes in other assets	66,650	(41,436)	(2,225)
Other operating activities	8,151	4,320	32,271
Net cash provided by operating activities	176,682	984,227	1,051,875
Cash flows from investing activities:
Purchases of property and equipment and other	(418,508)	(503,090)	(628,604)
Disposals of property and equipment	54,074	17,871	10,491
Proceeds from divestitures	—	293,711	—
Acquisition of certain businesses, net of cash acquired
Working capital other than cash acquired	(3,081)	10,634	37,985
Property and equipment	(1,264)	(3,320)	(283,447)
Additions to goodwill, other intangible assets and other assets, net	(17,856)	(52,177)	(1,994,822)
Proceeds from governmental agencies related to property and equipment	23,550	23,025	—
Other investing activities	1,965	3,825	(6,879)
Net cash used in investing activities	(361,120)	(209,521)	(2,865,276)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,239,772	77,630	3,177,313
Payments of long-term borrowings	(1,000,463)	(654,560)	(973,689)
Net change in funding under the Receivables Facility	315,600	—	(254,200)
Payments of dividends	(110,893)	(108,439)	(103,115)
Proceeds from issuance of common stock	90,022	39,087	21,507
Repurchase of common stock	(6,540)	(50,000)	(24,410)
Other financing activities	(89,976)	(38,610)	(49,253)
Net cash provided by (used in) financing activities	2,437,522	(734,892)	1,794,153
Effect of foreign exchange rates on cash and cash equivalents	9,461	(8,196)	(4,524)
Increase (decrease) in cash and cash equivalents	2,262,545	31,618	(23,772)
Cash and cash equivalents, beginning of period	246,643	215,025	238,797
Cash and cash equivalents, end of period	$2,509,188	$246,643	$215,025
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2020, SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2017	$2,459,061	$2,771	$3,014,546	$247,050	$(123,760)	$(681,546)
Net income attributable to Aramark stockholders	567,885			567,885
Other comprehensive income	32,537				32,537
Capital contributions from issuance of common stock	29,621	22	29,599
Share-based compensation expense	88,276		88,276
Repurchases of common stock	(43,406)					(43,406)
Payments of dividends	(104,416)			(104,416)
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	448,549			448,549
Other comprehensive loss	(125,742)				(125,742)
Capital contributions from issuance of common stock	48,785	36	48,749
Share-based compensation expense	55,280		55,280
Repurchases of common stock	(84,344)					(84,344)
Payments of dividends	(110,434)			(110,434)
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net loss attributable to Aramark stockholders	(461,529)			(461,529)
Other comprehensive loss	(90,293)				(90,293)
Capital contributions from issuance of common stock	134,607	78	134,529
Capital contributions from stockholder	14,814		14,814
Share-based compensation expense	30,339		30,339
Repurchases of common stock	(98,876)					(98,876)
Payments of dividends	(113,121)			(113,121)
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. The Company's core market is the United States, which is supplemented by an additional 18-country footprint. The Company operates its business in three reportable segments that share many of the same operating characteristics:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities.
•Uniform and Career Apparel ("Uniform") - Provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. Directly markets personalized uniforms and accessories, including personal protective equipment ("PPE"), provides managed restroom services and rents uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ended October 2, 2020 was a fifty-three week period and the fiscal years ended September 27, 2019 and September 28, 2018 were each fifty-two week periods.
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
In July 2018, the FASB issued an ASU which clarifies, corrects errors in or makes minor improvements to the Accounting Standards Codification. The guidance was effective for the Company either upon issuance or in the first quarter of fiscal 2020, depending on the amendment. There was no impact on the consolidated financial statements related to the amendments that were effective upon issuance of the guidance. The Company adopted the remaining amendments of the pronouncement in the first quarter of fiscal 2020, which did not have a material impact on the consolidated financial statements.
In February 2018, the FASB issued an ASU which allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the "TCJA") from accumulated other comprehensive income to retained earnings. The guidance was effective for the Company in the first quarter of fiscal 2020. The Company adopted the guidance in the first quarter of fiscal 2020, which did not have an impact on the consolidated financial statements. The Company did not elect to reclassify the stranded income tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2016, the FASB issued an ASU requiring lessees to recognize most leases on their balance sheets as operating lease liabilities with corresponding operating lease right-of-use assets and to disclose key information about lease arrangements. Recognition of expense on the Consolidated Statements of (Loss) Income continues in a manner similar to previous guidance. The Company adopted this guidance on September 28, 2019 (first day of fiscal 2020).
In connection with the new lease guidance, the Company completed a comprehensive review of its lease arrangements in order to determine the impact of this ASU on its consolidated financial statements and related disclosures. The Company identified and implemented appropriate changes to business processes, controls and systems to support recognition and disclosure under the new standard.
The Company adopted Accounting Standards Codification 842 (“ASC 842” or the "new lease standard") using the modified retrospective transition approach with an adjustment that recognized "Operating Lease Right-of-use Assets," "Current operating lease liabilities" and "Noncurrent Operating Lease Liabilities" on the Consolidated Balance Sheets on September 28, 2019. Comparative period information and disclosures were not revised as a result of the recognition and measurement of leases. Adoption of the new lease standard resulted in the recognition of operating lease liabilities and associated operating lease right-of-use assets of approximately $416.1 million and $558.5 million, respectively, as of September 28, 2019 on the Consolidated Balance Sheets. Deferred rent, tenant improvement allowances and prepaid rent, including $166.9 million of long-term prepaid rent as of September 28, 2019 associated with certain leases at client locations, were reclassified into operating lease right-of-use assets. There was no material impact to the Consolidated Statements of (Loss) Income or Consolidated Statements of Cash Flows as a result of adoption. See Note 8 for further information on the impact of adopting the new lease standard.
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
In November 2019, the FASB issued an ASU which provides clarification and improvements to existing guidance related to the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The Company will adopt this guidance in the first quarter of fiscal 2021 when the credit losses on financial instruments standard is adopted. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The guidance related to the credit losses on financial instruments ASU will be adopted in the first quarter of fiscal 2021. The adoption of the amendment will not have a material impact on the Company’s financial statements or disclosures. The Company adopted the guidance related to financial

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
instruments ASU in the first quarter of 2019 and the derivatives and hedging in the first quarter of fiscal 2020, which did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to defined benefit pension plans. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to fair value measurements. The Company will adopt this guidance in the first quarter of fiscal 2021 and the pronouncement will not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The expected credit loss model will replace the existing incurred credit loss model, that generally requires a loss to be incurred before it is recognized. The forward-looking model will require the Company to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses and is expected to result in earlier recognition of allowances for credit losses. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The guidance will also require enhanced disclosures. The Company will adopt this guidance in the first quarter of fiscal 2021 and any impact will be applied through a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The summary of the components of comprehensive (loss) income is as follows (in thousands):

	Fiscal Year Ended
	October 2, 2020			September 27, 2019			September 28, 2018
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(461,435)			$448,466			$568,440
Pension plan adjustments	(33,831)	8,162	(25,669)	(29,137)	6,543	(22,594)	29,650	(9,003)	20,647
Foreign currency translation adjustments	(6,348)	(1,470)	(7,818)	(34,099)	(209)	(34,308)	(31,003)	(250)	(31,253)
Cash flow hedges:
Unrealized (losses) gains arising during the period	(110,817)	28,812	(82,005)	(84,392)	21,942	(62,450)	55,445	(16,134)	39,311
Reclassification adjustments	34,409	(8,946)	25,463	(6,484)	1,686	(4,798)	5,185	(1,510)	3,675
Share of equity investee's comprehensive (loss) income	(264)	—	(264)	(1,592)	—	(1,592)	157	—	157
Other comprehensive (loss) income	(116,851)	26,558	(90,293)	(155,704)	29,962	(125,742)	59,434	(26,897)	32,537
Comprehensive (loss) income			(551,728)			322,724			600,977
Less: Net income (loss) attributable to noncontrolling interest			94			(83)			555
Comprehensive (loss) income attributable to Aramark stockholders			$(551,822)			$322,807			$600,422
Accumulated other comprehensive loss consists of the following (in thousands):

	October 2, 2020	September 27, 2019
Pension plan adjustments	$(72,891)	$(47,222)
Foreign currency translation adjustments	(135,937)	(128,119)
Cash flow hedges	(87,598)	(31,056)
Share of equity investee's accumulated other comprehensive loss	(10,832)	(10,568)
	$(307,258)	$(216,965)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of approximately $2.5 million, $4.9 million and $3.8 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively, to the Consolidated Statements of (Loss) Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2020, fiscal 2019 and fiscal 2018 were immaterial to the consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Beginning in fiscal 2019, the Company began insuring portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 2, 2020. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers’ compensation claims and related Captive costs. As of October 2, 2020, cash and cash equivalents at the Captive was $92.1 million.
Inventories are valued at the lower of cost (principally the first-in, first-out method) and net realizable value. As of October 2, 2020 and September 27, 2019, the Company's reserve for inventory obsolescence was approximately $36.7 million and $23.6 million, respectively. The inventory obsolescence reserve is determined based on history and specific identification.
The components of inventories are as follows:

	October 2, 2020	September 27, 2019
Food(1)	42.7%	54.3%
Career apparel and linens(2)	52.2%	40.5%
Parts, supplies and novelties	5.1%	5.2%
	100.0%	100.0%

(1)	Food inventory declined during fiscal 2020 as a result of reduced operations from the COVID-19 pandemic ("COVID-19").
(2)	Career apparel and linens inventory increased during fiscal 2020 driven by increased production and distribution of PPE in the Uniform segment in response to COVID-19.
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 2, 2020	September 27, 2019
Prepaid Insurance	$13,396	$13,512
Prepaid Taxes and Licenses	11,130	12,399
Current Income Tax Asset(1)	123,608	35,107
Other Prepaid Expenses	150,810	132,443
	$298,944	$193,461

(1)	Fiscal 2020 income tax receivable driven by the net loss position during the year.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and three to 20 years for service equipment and fixtures. Depreciation expense during fiscal 2020, fiscal 2019 and fiscal 2018 was $418.3 million, $421.4 million, and $270.0 million, respectively. The increase from fiscal 2018 to fiscal 2019 is due to the Company's adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (see Note 7).
During the fourth quarter of fiscal 2020, the Company recognized impairment charges of $30.6 million within its FSS United States and FSS International segments, consisting of right-of-use assets ($11.6 million), property and equipment ($17.8 million) and other assets ($1.2 million), which are included in "Cost of services provided" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. These impairment charges primarily relate to client contracts that were reassessed due to the impact of COVID-19. In order to determine the impairment charges, the Company compared the estimated fair value of each asset group, calculated using discount cash flows, to its book value.
During the third quarter of fiscal 2020, the Company permanently vacated certain rental properties and assets at various locations throughout the United States related to non-core operations and no longer intends to operate or sublease at these locations. Accordingly, the Company recorded a loss on disposal by abandonment of $28.5 million within its FSS United States

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment, consisting of right-of-use assets ($10.3 million), leasehold improvements ($17.4 million) and other assets ($0.8 million), which is included in "Cost of services provided" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. The Company has a remaining lease liability of $11.3 million related to the abandoned leases, which represents the fixed minimum rental payments contractually required under the leases through February 2025.
During the third quarter of fiscal 2020, the Company received $25.0 million of insurance proceeds from one of its insurance carriers related to property damage and business interruption from a tornado at one of its Uniform market centers in Nashville, Tennessee. These proceeds serve to cover the cost of rebuilding the property and for any incremental expenses the Company incurs to continue servicing its customers at nearby market centers. The Company’s insurance policy provides coverage for the property damage and reimbursement for other expenses and incremental costs that have been incurred related to the damages and losses. The Company recorded a gain during fiscal 2020 of approximately $16.3 million from these proceeds, which represents the excess of previously incurred losses, including the write-down of the damaged property and equipment and business interruption expenses. The gain is included in “Cost of services provided” on the Consolidated Statements of (Loss) Income. Of the $25.0 million of insurance proceeds received, $21.5 million related to the recovery of the damaged building and equipment and is included within “Net cash used in investing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended October 2, 2020. The remaining $3.5 million of insurance proceeds is included within “Net cash provided by operating activities” to offset the business interruption expenses incurred during the fiscal year ended October 2, 2020. The claims are ongoing and will be finalized upon completion of the new property. The Company believes the remaining claim amounts in future periods will be recoverable.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 2, 2020	September 27, 2019
Long-term prepaid rent(1)	$—	$166,931
Cost to fulfill - Client(1)	113,940	109,401
Cost to fulfill - Rental merchandise in-service(2)	311,238	356,853
Long-term receivables	28,460	27,574
Miscellaneous investments(3)	262,609	264,452
Computer software costs, net(4)	177,136	170,510
Employee sales commissions(5)	122,011	111,001
Other(6)	142,712	137,084
	$1,158,106	$1,343,806

(1)
Prior to the Company's adoption of ASC 606, Revenue from Contracts with Customers, in fiscal 2019, client contract investments generally represented a cash payment provided by the Company for improvement or renovation at the facility from which the Company operated. These amounts were amortized over the contract period. If the contract was terminated prior to its maturity date, the Company was reimbursed for the unamortized client contract investment amounts. Amortization expense was $183.6 million during fiscal 2018.
Subsequent to adoption of ASC 606 in fiscal 2019, these balances were reclassified to either leasehold improvements in "Property and Equipment, net" or to long-term prepaid rent or costs to fulfill - client in "Other Assets" and continue to be expensed over the contract life (see Note 7). Due to the Company's adoption of ASC 842, Leases, in fiscal 2020, all long-term prepaid rent balances were reclassified to "Operating Lease Right-of-use Assets" (see Note 8).

(2)	Costs to fulfill - Rental merchandise in-service represent personalized work apparel, linens and other rental items in service at customer locations (see Note 7).
(3)
Miscellaneous investments represent investments in 50% or less owned entities, including the Company's 50% ownership in AIM Services Co., Ltd., a Japanese food and support services company (approximately $182.9 million and $180.5 million at October 2, 2020 and September 27, 2019, respectively). For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of October 2, 2020 and September 27, 2019 was $42.5 million and $42.6 million, respectively. During fiscal 2019, the Company recognized an impairment of $7.0 million in "Cost of services provided" related to an equity investment.

(4)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years. The Company recorded non-cash asset write-downs within its FSS United States segment of approximately $26.1 million related to certain information technology assets during the fiscal year ended October 2, 2020, as a result of management decisions to discontinue use of these solutions and from non-renewal or expirations of contracts with specific vendors. These non-cash charges were recorded to “Cost of services provided” in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020.

(5)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 7).
(6)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	October 2, 2020	September 27, 2019
Deferred income(1)(2)	$291,680	$345,840
Accrued client expenses(2)	44,419	105,636
Accrued taxes	53,146	61,816
Accrued insurance(3) and interest	174,048	192,695
Other	376,909	420,249
	$940,202	$1,126,236

(1)
Includes consideration received in advance from customers prior to the service being performed ($263.8 million and $319.0 million) or from vendors prior to the goods being consumed ($27.9 million and $26.8 million) in fiscal 2020 and fiscal 2019, respectively.

(2)	Decreases in fiscal 2020 driven by the impact of COVID-19, as clients ceased or reduced operations. See below and Note 7.
(3)
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability and workers’ compensation liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on our claims history.

Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	October 2, 2020	September 27, 2019
Deferred income taxes (see Note 10)	$398,777	$519,904
Deferred compensation	210,884	212,090
Pension-related liabilities	18,044	21,367
Interest rate swap agreements	116,882	43,112
Insurance reserves(1)	143,923	125,293
Other noncurrent liabilities(2)	210,565	167,056
	$1,099,075	$1,088,822

(1)
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability and workers’ compensation liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on our claims history.

(2)	Fiscal 2020 includes the payment deferral related to the employer portion of social security taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act.
Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance remains uncertain. The Company began experiencing a significant decline in operations due to COVID-19 towards the end of its second quarter of fiscal 2020, which has continued through the fourth quarter of fiscal 2020. The decline in operations from COVID-19 caused a material deterioration in the Company's revenue, operating income (loss) and net income (loss) for the fiscal year ended October 2, 2020. The allowance for doubtful accounts increased to $74.9 million as of October 2, 2020 compared to $49.6 million as of September 27, 2019, which includes the Company's current estimates that reflect the continued economic uncertainty resulting from COVID-19. Certain businesses, mainly those related the Company's Sports, Leisure & Correction, Education and Business & Industry sectors, have been more significantly impacted than others. In response, the Company took significant actions in order to mitigate the negative impacts of COVID-19, including:
•implementing several cost reduction initiatives, including renegotiations of client contracts, salary and other compensation adjustments, reductions to general corporate expenses and headcount reductions (see Note 3);
•strengthening cash position by increasing borrowings (see Note 5); and
•leveraging relief provisions provided under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs (see below and Note 10).
The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through year end. The Company qualifies for the tax credit and expects to continue to receive additional tax credits for qualified wages through December 31, 2020. During the fiscal year ended October 2, 2020, the Company recorded $18.7 million related to the CARES Employee Retention credit in “Cost of services provided” on the Company’s Consolidated Statements of (Loss) Income.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This payment deferral has provided the Company with additional liquidity during the current year. The deferred amounts of approximately $80.8 million are recorded as a liability within “Deferred Income Taxes and Other Noncurrent Liabilities” on the Company’s Consolidated Balance Sheets as of October 2, 2020.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from the COVID-19 pandemic, including labor related tax credits. These labor related tax credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for these tax credits and expects to continue to receive additional tax credits for qualified wages in foreign jurisdictions into fiscal 2021. The Company recorded approximately $128.1 million of labor related tax credits during the fiscal year ended October 2, 2020 within "Cost of services provided" on the Consolidated Statements of (Loss) Income.
The Company accounts for these labor related tax credits as a reduction to the expense that it is intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credit.
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	October 2, 2020	September 27, 2019	September 28, 2018
Interest paid	$353.6	$306.2	$307.1
Income taxes paid (refunded)(1)	40.2	139.3	(1.1)

(1)	During fiscal 2018, the Company was in a net refund position, primarily due to the impact of the TCJA (see Note 10).
Significant non-cash activities follow:
•During fiscal 2020, fiscal 2019 and fiscal 2018, the Company executed finance lease transactions. The present value of the future rental obligations was approximately $29.3 million, $41.6 million and $34.0 million for the respective periods, which is included in property and equipment and long-term borrowings.
•During fiscal 2020, fiscal 2019 and fiscal 2018, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $92.3 million, $34.3 million and $19.0 million, respectively.
NOTE 2. ACQUISITIONS AND DIVESTITURES:
Divestiture
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Consolidated Statements of (Loss) Income for the fiscal year ended September 27, 2019.
AmeriPride Services, Inc. ("AmeriPride") Acquisition
On January 19, 2018, the Company completed the acquisition of AmeriPride, a uniform and linen rental and supply company in the U.S. and Canada, pursuant to the Agreement and Plan of Merger ("AmeriPride Merger Agreement") dated as of October 13, 2017, by and among the Company, AmeriPride, Timberwolf Acquisition Corporation, and Bruce M. Steiner, in his capacity as Stockholder Representative. Upon completion of the acquisition, AmeriPride became a wholly owned subsidiary of the Company and its results are included in the Company's Uniform segment. The total consideration paid for AmeriPride was $995.4 million, partially offset by $84.9 million of cash acquired. In order to finance the AmeriPride acquisition, the Company entered into a long-term financing agreement (see Note 5). During the fiscal year ended September 28, 2018, the Company incurred acquisition-related costs of $12.7 million, included in "Selling and general corporate expenses," and $5.2 million of

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of (Loss) Income.
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
Avendra, LLC ("Avendra") Acquisition
On December 11, 2017, the Company completed the acquisition of Avendra, a hospitality procurement services provider in North America, which included the merger of Capital Merger Sub, LLC, a wholly owned subsidiary of the Company, with Avendra, pursuant to the Agreement and Plan of Merger ("Avendra Merger Agreement") dated as of October 13, 2017, by and among Aramark Services, Inc., a wholly owned subsidiary of the Company, Avendra, Capital Merger Sub, LLC, and Marriott International, Inc., in its capacity as Holder Representative. Avendra continued as the surviving entity of the merger and is a wholly owned subsidiary of the Company whose financial results are included within the FSS United States reporting segment from December 11, 2017. The total consideration paid for Avendra was $1,386.4 million, partially offset by $87.3 million of cash and restricted investments acquired. In order to finance the Avendra acquisition, the Company entered into a long-term financing agreement (see Note 5). During the fiscal year ended September 28, 2018, the Company incurred acquisition-related costs of $11.5 million, included in "Selling and general corporate expenses," and $6.7 million of commitment fees, included in "Interest and Other Financing Costs, net" in the Company’s Consolidated Statements of (Loss) Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Combined Revenue and Earnings for AmeriPride and Avendra
Included in the Company’s Consolidated Statements of (Loss) Income for the fiscal year ended September 28, 2018 was combined revenue from AmeriPride and Avendra of approximately $522.2 million related to these entities. Combined net income for the results of AmeriPride and Avendra was approximately $8 million for the fiscal year ended September 28, 2018, which excludes the impact of the increased interest expense incurred from the financing of the acquisitions and acquisition related costs included in the Corporate segment.
Unaudited Pro Forma Results of Operations Reflecting AmeriPride and Avendra
The following table reflects the unaudited pro forma combined results of operations for the fiscal year ended September 28, 2018 for the Company:

Fiscal Year Ended
Unaudited (in thousands)	September 28, 2018
Total revenue	$16,014,463
Net income	624,334

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.
The unaudited pro forma information primarily reflects the following adjustments:
•adjustments to amortization expense related to identifiable intangible assets acquired;
•adjustments to depreciation expense related to the fair value of property and equipment acquired;
•adjustments to interest expense to reflect the long-term financing agreements used to finance the acquisitions (see Note 5); and
•adjustments for the tax effect of the aforementioned adjustments.
Merger and Integration Costs
As a result of the Avendra and AmeriPride acquisitions, the Company incurred merger and integration costs of approximately $28.9 million, $36.1 million and $78.1 million during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The expenses mainly related to severance costs, facility consolidations, professional services, rebranding expenses and other expenses.
Other Acquisitions
During fiscal 2020 and fiscal 2019, the Company paid net cash consideration of approximately $22.2 million and $44.9 million for various acquisitions, respectively. During fiscal 2018, the Company paid cash consideration of approximately $30.6 million for various acquisitions, excluding the purchases of AmeriPride and Avendra. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
NOTE 3. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to better support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $145.8 million during the fiscal year ended October 2, 2020, which are recorded in both “Cost of services provided” and “Selling and general corporate expenses” on the Consolidated Statements of (Loss) Income. The majority of these charges are expected to be paid out within the next year.
The following table summarizes the severance charges by segment recognized in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020 (in millions):

FSS United States	$51.8
FSS International	87.3
Uniform	4.9
Corporate	1.8
$145.8
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions, which resulted in net severance charges of approximately $18.7 million and $36.6 million during fiscal 2019 and fiscal 2018, respectively. The Company completed this cost savings phase as of September 27, 2019. The remaining unpaid obligations are expected to be paid through early fiscal 2021.
The following table summarizes the unpaid obligations for severance and related costs as of October 2, 2020, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets.

(in millions)	September 27, 2019	Charges	Payments and Other	October 2, 2020
Fiscal 2018 Reorganization	$11.9	$—	$(9.4)	$2.5
Fiscal 2020 Reorganization	—	145.8	(27.3)	118.5
Total Reorganization	$11.9	$145.8	$(36.7)	$121.0
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of fiscal 2020, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated book value. Based on the evaluation performed, the Company determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
During the second quarter of fiscal 2020, the Company identified a triggering event from the decline in its stock price resulting from COVID-19. As a result, the Company performed an interim quantitative impairment test as of March 27, 2020. The Company compared the estimated fair value using discounted cash flow calculations of each reporting unit with its estimated book value. Based on the evaluation performed, the Company determined that goodwill was not impaired for all but one reporting unit, as the fair value of each reporting unit substantially exceeded its respective carrying amount. The one reporting unit within the FSS International segment for which goodwill was determined to be impaired had also been tested for impairment using the quantitative approach during the Company's previous annual impairment test completed as of August 23, 2019. The reporting unit had a fair value that exceeded its carrying value by approximately 22% as of that date. As of March 27, 2020, the quantitative impairment test for this same reporting unit resulted in a fair value that was approximately 34% lower than its carrying value, which was driven most notably by the changes in underlying assumptions used for impairment calculation purposes, including the discount rate as well as the near term growth outlook of the reporting unit pre-COVID-19. As a result, the Company recognized a non-cash impairment charge of $198.6 million in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. For tax purposes, the impairment charge is not tax deductible. The impaired reporting unit has a remaining goodwill balance of $90.1 million as of October 2, 2020.
The determination of fair value for each reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows and the underlying margin projection assumptions, future growth rates and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was expected, including those assumptions relating to the duration and severity of COVID-19, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during fiscal 2020 are as follows (in thousands):

Segment	September 27, 2019	Acquisitions and Divestitures	Impairments	Translation	October 2, 2020
FSS United States	$3,949,218	$4,118	$—	$(4)	$3,953,332
FSS International	608,468	220	(198,600)	16,030	426,118
Uniform	961,114	3,307	—	(43)	964,378
	$5,518,800	$7,645	$(198,600)	$15,983	$5,343,828
Other intangible assets consist of (in thousands):

	October 2, 2020			September 27, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,195,700	$(1,308,002)	$887,698	$2,183,492	$(1,193,525)	$989,967
Trade names	1,052,744	(7,805)	1,044,939	1,047,959	(4,360)	1,043,599
	$3,248,444	$(1,315,807)	$1,932,637	$3,231,451	$(1,197,885)	$2,033,566
During fiscal 2020, the Company acquired customer relationship assets with values of approximately $9.7 million. During fiscal 2019, the Company acquired customer relationship assets and trade names with values of approximately $28.5 million and $4.4 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit, between three and 24 years, with a weighted average life of approximately 14 years. The Aramark,

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. During the fourth quarter of fiscal 2020, the Company completed its annual trade name impairment test for fiscal 2020, which did not result in an impairment charge. During the second quarter of fiscal 2020, the Company identified potential impairment indicators from the decline in its stock price resulting from COVID-19. As a result, the Company completed an interim trade name impairment test for the Avendra and certain other trade names as of March 27, 2020. Based on the evaluation performed, the Company determined that none of the trade names were impaired, as the estimated fair value for each of the Avendra and certain other trade names exceeded their respective carrying amounts. Amortization of other intangible assets for fiscal 2020, fiscal 2019 and fiscal 2018 was approximately $117.6 million, $117.0 million and $112.1 million, respectively.
Based on the recorded balances at October 2, 2020, total estimated amortization of all acquisition-related intangible assets for fiscal years 2021 through 2025 are as follows (in thousands):

2021	$105,917
2022	85,813
2023	78,854
2024	78,453
2025	78,580
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	October 2, 2020	September 27, 2019
Senior secured revolving credit facility, due October 2023	$849,895	$51,410
Senior secured term loan facility, due October 2023	485,346	507,887
Senior secured term loan facility, due March 2024	830,133	829,344
Senior secured term loan facility, due March 2025	1,659,194	1,658,026
Senior secured term loan facility, due January 2027	888,540	—
5.125% senior notes, due January 2024	—	902,351
5.000% senior notes, due April 2025	593,381	592,087
3.125% senior notes, due April 2025(1)	377,960	352,363
6.375% senior notes, due May 2025	1,479,341	—
4.750% senior notes, due June 2026	495,426	494,731
5.000% senior notes, due February 2028	1,138,864	1,137,625
Receivables Facility, due June 2022	315,600	—
Finance leases	142,588	148,754
Other	22,155	7,589
	9,278,423	6,682,167
Less—current portion	(99,915)	(69,928)
	$9,178,508	$6,612,239

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.
As of October 2, 2020, there were approximately $937.4 million of outstanding foreign currency borrowings.
Beginning in the second quarter of fiscal 2020, the Company increased its borrowings under the revolving credit facility and the Receivables Facility and also issued new senior unsecured notes (see below) in order to provide additional cash availability and maximize flexibility in response to uncertainty surrounding COVID-19. As of October 2, 2020, the Company had $849.9 million of borrowings under the revolving credit facility, $315.6 million of borrowings under the Receivables Facility, $2,509.2 million of cash and cash equivalents and approximately $80.1 million of availability under the senior secured revolving credit facility. On October 30, 2020, the Company repaid $680.0 million of the outstanding borrowings under the revolving credit facility utilizing cash and cash equivalents and as of such date had approximately $753.9 million of availability under the revolving credit facility.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Credit Agreement includes senior secured term loan facilities consisting of the following as of October 2, 2020:
•A U.S. dollar denominated term loan to ASI in the amount of $830.1 million, due 2024 ("U.S. Term Loan B due 2024"), $1,659.2 million, due 2025 ("U.S. Term Loan B due 2025") and $888.5 million, due 2027 ("U.S. Term Loan B due 2027");
•A yen denominated term loan to ASI in the amount of ¥9,708.2 million (approximately $92.2 million), due 2023 (the "Yen Term Loan due 2023");
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of CAD341.7 million (approximately $256.7 million), due 2023 (the "Canadian Term Loan A-2 due 2023"); and
•A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €116.5 million  (approximately $136.4 million), due 2023 (the "Euro Term Loan due 2023").
The Credit Agreement also includes a revolving credit facility available for loans in U.S. dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments under the Credit Agreement of $1.0 billion. The revolving credit facility has a final maturity date of October 1, 2023. As of October 2, 2020, there was approximately $80.1 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. On October 1, 2018, ASI entered into Amendment No. 7 to the Credit Agreement which changed the commitment fee rate range from 0.25% to 0.40% per annum to 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The primary borrower under the senior secured credit facilities is ASI. In addition, certain subsidiaries of ASI are borrowers of the term loan facilities and/or the revolving credit facility. The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
The applicable margin on the U.S. Term Loan B due 2024, the U.S. Term Loan B due 2025 and the U.S. Term Loan B due 2027 is 1.75% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the Yen Term Loan due 2023, the Canadian Term Loan A-2 due 2023, the Euro Term Loan due 2023 and the senior secured revolving credit facility is 1.125% to 1.625% (as of October 2, 2020 - 1.625%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees, subject to a floor of 0.00%, and 0.125% to 0.625% (as of October 2, 2020 - 0.625%) with respect to U.S. and Canadian base rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2020 Refinancing Transactions
On January 15, 2020, ASI entered into Amendment No. 8 to the Credit Agreement. Amendment No. 8 provided for an incremental, senior secured credit facility under the Credit Agreement, the U.S. Term Loan B due 2027, comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027. The U.S. Term Loan B due 2027 was borrowed with an original issue discount of 0.125%.
The net proceeds from the U.S. Term Loan B due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses. The Company recorded $20.9 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020, consisting of the payment of a $23.1 million call premium and a $2.2 million non-cash gain for the write-off of unamortized debt premium and unamortized deferred financing costs on the 2024 Notes. The Company capitalized third-party costs of approximately $6.6 million related to banker fees, rating agency fees and legal fees directly attributable to the U.S. Term Loan B due 2027, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets. Amounts paid for the call premium and capitalized third-party costs are included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The U.S. Term Loan B due 2027 is subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term Loan B due 2024 and U.S. Term Loan B due 2025, in each case, outstanding under the Credit Agreement.
Fiscal 2019 Refinancing Transactions
On October 1, 2018, the Company extended the maturity dates of the Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023 and lowered the interest rates applicable to each such tranche of commitments or outstanding indebtedness, as applicable, as described above.
Fiscal 2018 Refinancing Transactions
On December 11, 2017, ASI entered into Incremental Amendment No. 2 to the Credit Agreement. Incremental Amendment No. 2 provided for an incremental senior secured credit facility under the Credit Agreement, the U.S. Term Loan B due 2025, comprised of a U.S. dollar denominated term loan made to ASI in an amount equal to $1,785.0 million, due on March 11, 2025.
The net proceeds from the U.S. Term Loan B due 2025 were used to finance the Avendra acquisition and, together with approximately $200.0 million of proceeds from a borrowing made under the Credit Agreement’s revolving credit facility, to repay the $633.8 million of principal outstanding on the U.S. Term Loan A due 2022 under the Credit Agreement, along with accrued interest and certain fees and related expenses. The Company recorded $5.7 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of (Loss) Income for fiscal 2018 for the write-off of debt issuance costs.
The U.S. Term Loan B due 2025 is subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term Loan B due 2024 outstanding under the Credit Agreement.
Incremental Facilities
The Credit Agreement provides that the Company has the right at any time to request one or more incremental term loan facilities or increases under existing term loan facilities and/or additional revolving credit facilities or increases under the existing revolving credit facility in an amount up to $1,400.0 million of incremental commitments in the aggregate plus an unlimited amount so long as the pro forma Consolidated Secured Debt to Covenant Adjusted EBITDA ratio (each as calculated in accordance with the Credit Agreement (the "Consolidated Secured Debt Ratio")) would not exceed 3.00 to 1.00, plus any amount of loans and commitments optionally prepaid and terminated under the senior secured credit facilities. The lenders under these facilities are not under any obligation to provide any such incremental facilities or commitments and any such addition of or increase in facilities or commitments will be subject to customary conditions precedent.
Prepayments and Amortization
The Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:
•50% of ASI's annual excess cash flow (as defined in the Credit Agreement) with step-downs to 25% and 0% upon ASI's reaching certain Consolidated Secured Debt Ratio thresholds; provided, further, that such prepayment shall only be required to the extent excess cash flow for the applicable year exceeds $10.0 million;
•100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds exceeds $100.0 million; and
•100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Credit Agreement.
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans, (ii) with respect to any voluntary prepayments of the U.S. Term Loan B due 2027 in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to January 16, 2021, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
The Company made optional prepayments of approximately $500.0 million and $260.4 million of outstanding U.S. dollar term loans during fiscal 2019 and fiscal 2018, respectively.
If a change of control as defined in the Credit Agreement occurs, this will cause an event of default under the Credit Agreement. Upon an event of default, the new senior secured credit facilities may be accelerated, in which case the Company

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would be required to repay all outstanding loans plus accrued and unpaid interest and all other amounts outstanding under the new senior secured credit facilities under the Credit Agreement.
The Company is required to make quarterly principal payments on the Canadian Term Loan A-2 due 2023 in quarterly amounts of 2.08%, 2.78% and 4.17% per annum of the outstanding principal amount as of October 2, 2020 during the next three years, with the remaining balance due at maturity. The Company is required to make quarterly principal repayments on the Yen Term Loan due 2023 and the Euro Term Loan due 2023 in quarterly amounts of 1.94%, 2.78% and 4.17% per annum of the outstanding principal amount as of October 2, 2020 during the next three years, with the remaining balance due at maturity. The Company is required to make quarterly principal repayments on the U.S. Term Loan B due 2027 in quarterly amounts of 1.01% per annum of the outstanding principal amount as of October 2, 2020, with the remaining balance due at maturity.
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
Certain Covenants
The Credit Agreement contains certain covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other transfers to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 2, 2020, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term Loan B due 2024, U.S. Term Loan B due 2025 and U.S. Term Loan B due 2027 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes.
On April 22, 2020, as a result of the impact of COVID-19 on the Company's business, ASI entered into Amendment No. 9 ("Amendment No. 9") to the Credit Agreement. Amendment No. 9 provides for a covenant waiver period which suspends the Consolidated Secured Debt Ratio covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments (including share repurchases) and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. If ASI ceases to be in compliance with Amendment No. 9 at any time during the covenant waiver period and is otherwise not in compliance with the Consolidated Secured Debt Ratio covenant required under the Credit Agreement, this will cause an event of default under the Credit Agreement, and if such non-compliance is not waived, certain lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. When the Consolidated Secured Debt Ratio covenant is once again effective for ASI in the fourth quarter of fiscal 2021, the trailing twelve month period will consist of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. This exclusion is intended to prevent the effects of COVID-19 from impacting the covenant calculation.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 2.58x for the fiscal year ended October 2, 2020.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
6.375% Senior Notes due 2025
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI has used and intends to continue to use the net proceeds from the 6.375% 2025 Notes for general corporate purposes. The Company capitalized third-party costs of approximately $22.3 million directly attributable to the 6.375% 2025 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets and within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.
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
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition, to pay down certain borrowings under the revolving credit facility and to pay fees related to the transaction. During the second quarter of fiscal

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2018, the Company capitalized third-party costs of approximately $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets.
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
5.000% Senior Notes due 2025 and 3.125% Senior Notes due 2025
On March 22, 2017, ASI issued $600.0 million of 5.000% Senior Notes due April 1, 2025 (the "5.000% 2025 Notes"). The 5.000% 2025 Notes were issued pursuant to an indenture (the "5.000% 2025 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and The Bank of New York Mellon, as trustee. The 5.000% 2025 Notes were issued at par. On March 27, 2017, Aramark International Finance S.à.r.l. ("AIFS"), an indirect wholly owned subsidiary of the Company, issued €325.0 million of 3.125% Senior Notes due April 1, 2025 (the "3.125% 2025 Notes" and, together with the 5.000% 2025 Notes, the "2025 Notes"). The 3.125% 2025 Notes were issued pursuant to an indenture (the "3.125% 2025 Notes Indenture"), entered into by and among AIFS, the Company and certain other Aramark entities, as guarantors, The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent. The 3.125% 2025 Notes were issued at par.
The 2025 Notes are senior unsecured obligations of the respective Issuers. Each series of the 2025 Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI and 4.750% Senior Notes due 2026 (the "2026 Notes") and will rank senior in right of payment to the respective Issuer's future subordinated indebtedness. The 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities, the 2026 Notes and the 2028 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 2026 Notes, the 5.000% 2025 Notes and the 2028 Notes. Each series of the 2025 Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2025 Notes. Interest on the 2025 Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2017.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4.750% Senior Notes due 2026
On May 31, 2016, ASI issued $500 million of 4.750% Senior Notes due June 1, 2026 (the "2026 Notes"). The 2026 Notes were issued pursuant to the indenture, dated as of May 31, 2016 (the "2026 Notes Indenture"), entered into by ASI, the Company and certain other Aramark entities, as guarantors of the 2026 Notes and The Bank of New York Mellon, as trustee.
The 2026 Notes are senior unsecured obligations of ASI. The 2026 Notes rank equal in right of payment to all of the ASI's existing and future senior debt and senior in the right of payment to the ASI's future debt and other obligations that are expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The 2026 Notes and the guarantees thereof are effectively subordinated to all existing and future secured debt of ASI and the guarantors, to the extent of the value of the assets securing such debt, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2026 Notes. Interest on the 2026 Notes is payable on June 1 and December 1 of each year.
In the event of certain types of changes of control, the holders of the 2026 Notes may require ASI to purchase for cash all or a portion of their 2026 Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, but not including, the purchase date. Beginning June 1, 2021, ASI has the option to redeem all or a portion of the 2026 Notes at any time at the redemption prices set forth in the 2026 Notes Indenture, plus accrued and unpaid interest.
The 2026 Notes Indenture contains covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; limit the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI's assets; and designate ASI's subsidiaries as unrestricted subsidiaries. They also provide for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 2026 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 2026 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the other senior notes and obligations under the Credit Agreement.
Receivables Facility
The Company has an agreement (the "Receivables Facility") with three financial institutions where it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and maximum amount available by $100.0 million from October through March. During the third quarter of fiscal 2020, the Company extended the scheduled maturity date of the Receivables Facility from May 2021 to June 2022. All other terms and conditions of the agreement remained largely unchanged. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company's funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of October 2, 2020, the amount of outstanding borrowings under the Receivables Facility was $315.6 million. As of September 27, 2019, there were no borrowings outstanding on the Receivables Facility.
Future Maturities and Interest and Other Financing Costs, net
At October 2, 2020, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $61.3 million reduction to long-term borrowings from debt issuance costs, $1.0 million reduction from the discount on the U.S. Term Loan B due 2027 and the October 30, 2020 repayment of $680.0 million of outstanding borrowings under the revolving credit facility in fiscal 2021) are as follows (in thousands):

2021	$101,222
2022	404,464
2023	109,917
2024	2,018,862
2025	4,171,386
Thereafter	2,549,665
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Interest expense	$389,434	$352,812	$353,048
Interest income	(14,990)	(28,985)	(16,964)
Other financing costs	8,356	11,160	10,451
Total	$382,800	$334,987	$346,535
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
Cash Flow Hedges
The Company has approximately $2.9 billion notional amount of outstanding interest rate swap agreements as of October 2, 2020, which fix the rate on a like amount of variable rate borrowings through January of fiscal 2025. During fiscal 2020, the Company entered into approximately $800.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $425.0 million matured during fiscal 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of October 2, 2020 and September 27, 2019, approximately ($87.6) million and ($31.1) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Interest rate swap agreements(1)	$(110,817)	$(84,392)	$55,445

(1)	Unrealized loss during fiscal 2020 was impacted by changes in interest rates due to actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of October 2, 2020, the Company has contracts for approximately 11.1 million gallons outstanding through fiscal 2021. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.3 million and $4.1 million for fiscal 2020 and fiscal 2019, respectively, and not material in fiscal 2018. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided" on the Consolidated Statements of (Loss) Income.
As of October 2, 2020, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 17 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	October 2, 2020	September 27, 2019
ASSETS
Not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepayments and other current assets	$—	$64

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	1,494	—
Interest rate swap agreements	Other Noncurrent Liabilities	116,882	43,112
		118,376	43,112

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	121	—
Gasoline and diesel fuel agreements	Accounts Payable	1,805	462
		$120,302	$43,574

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of (gain) loss for the Company's derivatives not designated as hedging instruments in the Consolidated Statements of (Loss) Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	October 2, 2020	September 27, 2019	September 28, 2018
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$34,409	$(6,484)	$5,185
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided / Selling and general corporate expenses	5,768	6,168	(7,360)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	185	145	(67)
		5,953	6,313	(7,427)
		$40,362	$(171)	$(2,242)
The Company has an outstanding Japanese yen denominated term loan in the amount of ¥9,708.2 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in the Company's Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €116.5 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At October 2, 2020, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $37.0 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	October 2, 2020(1)	September 27, 2019
FSS United States:
Business & Industry	$1,097.3	$1,587.0
Education	2,416.4	3,228.8
Healthcare	824.6	933.5
Sports, Leisure & Corrections	1,535.8	2,557.5
Facilities & Other	1,492.6	1,591.8
Total FSS United States	7,366.7	9,898.6

FSS International:
Europe	1,473.5	2,044.4
Rest of World	1,472.3	1,698.5
Total FSS International	2,945.8	3,742.9

Uniform	2,517.1	2,585.8

Total Revenue	$12,829.6	$16,227.3

(1)	Fiscal 2020 revenue negatively impacted by COVID-19.
Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit, approximately 8.2 years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. Employee sales commissions are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. As of October 2, 2020 and September 27, 2019, the Company had $776.1 million and $785.4 million of leasehold improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. Due to the Company's adoption of ASC 842, in fiscal 2020, all long-term prepaid rent balances were reclassified to "Operating Lease Right-of use Assets" on the Consolidated Balance Sheets (see Notes 1 and 8).
Other costs to fulfill contracts represent personalized work apparel, linens and other rental items in service in the Uniform segment. The amounts are recorded at cost and are amortized over their estimated useful lives, which primarily range from one to four years. The amortization rates used are based on the Company's specific experience. Cost to fulfill - Rental merchandise in-service are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of the expense recorded in the Consolidated Statements of (Loss) Income related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	October 2, 2020	September 27, 2019
Employee sales commissions	Cost of services provided	$21.8	$20.0
Leasehold improvements	Depreciation and amortization	160.8	149.0
Cost to fulfill - Client	Depreciation and amortization	20.8	20.5
Long-term prepaid rent	Cost of services provided	23.1	16.0
Cost to fulfill - Rental merchandise in-service	Cost of services provided	325.7	318.2
Deferred income is recognized in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be required contractually to be refunded to the customer.
During the fiscal year ended October 2, 2020, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended October 2, 2020, the Company recognized $280.1 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	October 2, 2020	September 27, 2019
Deferred income(1)	$263.8	$319.0

(1)	Due to the impact of COVID-19, the Company refunded approximately $49.2 million of advanced payments for meal plans back to its clients during fiscal 2020.
NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $28.5 million at October 2, 2020 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 2, 2020.
As a result of adopting ASC 842 on September 28, 2019 (first day of fiscal 2020), the Company recognized $416.1 million of operating lease liabilities and $558.5 million of operating lease right-of-use assets on its Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•the package of practical expedients to not reassess the lease determination, lease classification or initial direct costs for leases commenced prior to adoption;
•the component election to not separate lease and non-lease components in all arrangements that contain a lease; and
•the short-term lease recognition exemption whereby lease-related assets and liabilities are not recognized for arrangements with initial lease terms of one year or less.
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
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets as of October 2, 2020 (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	October 2, 2020
Assets:
Operating(1), (2)	Operating Lease Right-of-use Assets	$551,394
Finance	Property and Equipment, net	134,080
Total lease assets		$685,474
Liabilities:
Current
Operating(2)	Current operating lease liabilities	$71,810
Finance	Current maturities of long-term borrowings	29,983
Noncurrent
Operating(2)	Noncurrent Operating Lease Liabilities	341,667
Finance	Long-term borrowings	112,605
Total lease liabilities		$556,065

Weighted average remaining lease term (in years)
Operating leases		8.8
Finance leases		8.5
Weighted average discount rate
Operating leases		3.6%
Finance leases		4.2%

(1)	Includes $193.6 million of long-term prepaid rent as of October 2, 2020.
(2)	Includes the write-down of certain rental properties from disposal by abandonment and the write-off of certain right-of-use assets related to client contracts that were reassessed due to the impact of COVID-19 during fiscal 2020 (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of lease related costs in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020 (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	October 2, 2020
Operating lease cost(1):
Fixed lease costs	Cost of services provided	$121,434
Variable lease costs(2)	Cost of services provided	392,700
Short-term lease costs	Cost of services provided	59,865
Finance lease cost(3):
Amortization of right-of-use-assets	Depreciation and amortization	30,542
Interest on lease liabilities	Interest and Other Financing Costs, net	5,319
Net lease cost		$609,860

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $375.0 million of costs related to leases associated with revenue contracts with customers for fiscal 2020. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales. Variable lease costs during fiscal 2020 were impacted by COVID-19.

(3)	Excludes variable lease costs, which are immaterial.
Rental expense for all operating leases was $860.6 million and $187.5 million for fiscal 2019 and fiscal 2018, respectively. The increase from fiscal 2018 to fiscal 2019 is due to the Company's adoption of ASC 606 due to leases in the Company's revenue contracts with customers.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

Fiscal Year Ended
October 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$144,792
Operating cash flows from finance leases	5,341
Financing cash flows from finance leases	34,674
Lease assets obtained in exchange for lease obligations:
Operating leases	$90,533
Finance leases	29,317

(1)	Excludes cash paid for variable and short-term lease costs of $414.0 million and $59.9 million, respectively, that are not included within the measurement of lease liabilities.
Future minimum lease payments under non-cancelable leases as of October 2, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
2021	$85,005	$31,290	116,295
2022	68,500	25,467	93,967
2023	55,331	19,741	75,072
2024	45,581	17,117	62,698
2025	37,409	14,551	51,960
Thereafter	184,776	49,163	233,939
Total future minimum lease payments	$476,602	$157,329	$633,931
Less: Interest	(63,125)	(14,741)	(77,866)
Present value of lease liabilities	$413,477	$142,588	$556,065

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a schedule of the future minimum rental and similar commitments under all non-cancelable operating leases as of September 27, 2019 (in thousands):

2020	$101,061
2021	74,908
2022	56,765
2023	43,795
2024	36,215
2025-Thereafter	214,818
Total minimum rental obligations	$527,562
NOTE 9. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2020, fiscal 2019 and fiscal 2018 was $17.4 million, $41.5 million and $22.5 million, respectively. The increase in the expense in fiscal 2019 was due to additional employer matching contributions as a result of cash tax savings from U.S. tax reform. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2020, fiscal 2019 and fiscal 2018 was $13.7 million, $11.7 million and $8.6 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2020, fiscal 2019 and fiscal 2018 (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Service cost	$2,996	$6,391	$7,121
Interest cost	9,180	11,287	10,579
Expected return on plan assets	(18,883)	(22,970)	(22,864)
Settlements and curtailments	—	283	3,312
Amortization of prior service cost	26	104	116
Recognized net loss	2,324	1,094	1,646
Net periodic pension income	$(4,357)	$(3,811)	$(90)

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	October 2, 2020	September 27, 2019
Benefit obligation, beginning	$401,207	$366,426
Foreign currency translation	6,067	(13,097)
Service cost	2,996	6,391
Interest cost	9,180	11,287
Employee contributions	853	2,249
Actuarial loss	32,769	49,707
Benefits paid	(16,739)	(16,681)
Settlements and curtailments(1)	—	(5,075)
Benefit obligation, ending	$436,333	$401,207
Change in plan assets:
Fair value of plan assets, beginning	$425,967	$409,826
Foreign currency translation	5,980	(14,360)
Employer contributions	4,152	10,520
Employee contributions	853	2,249
Actual return on plan assets	18,840	39,280
Benefits paid	(16,739)	(16,681)
Settlements(1)	—	(4,867)
Fair value of plan assets, end	439,053	425,967
Funded Status at end of year	$2,720	$24,760

(1)	Fiscal 2019 includes the impact of closing two of the AmeriPride plans.
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	October 2, 2020	September 27, 2019
Noncurrent benefit asset (included in Other Assets)	$16,617	$35,459
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(13,897)	(10,699)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	111,035	77,204
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	October 2, 2020	September 27, 2019
Discount rate	2.5%	3.3%
Rate of compensation increase	1.9%	2.1%
Long-term rate of return on assets	4.3%	5.7%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	October 2, 2020	September 27, 2019
Discount rate	2.4%	2.5%
Rate of compensation increase	2.0%	2.1%
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accumulated benefit obligation as of October 2, 2020 was $435.1 million. During fiscal 2020, settlement gains and actuarial losses of approximately $0.2 million and $33.1 million, respectively, were recognized in other comprehensive loss (before taxes) and $2.3 million of actuarial losses were recognized as net periodic pension cost during such period. The estimated portion of net actuarial loss included in accumulated other comprehensive loss as of October 2, 2020 expected to be recognized in net periodic pension cost during fiscal 2021 is approximately $2.7 million (before taxes).
The accumulated benefit obligation as of September 27, 2019 was $398.8 million. During fiscal 2019, settlement gains and actuarial losses of approximately $0.1 million and $32.9 million, respectively, were recognized in other comprehensive loss (before taxes) and $1.2 million of amortization of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of October 2, 2020 and September 27, 2019 (in thousands):

	October 2, 2020	September 27, 2019
Projected benefit obligation(1)	$153,338	$10,699
Accumulated benefit obligation(1)	152,729	10,506

(1)	Increase driven by the UK and AmeriPride U.S. plans switching from asset positions in fiscal 2019 to liability positions in fiscal 2020.
Assets of the plans are generally invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. As the Company contemplates or moves toward the wind down of plans, it may shift toward a more conservative investment approach with a higher proportion of fixed income and cash investments to ensure adequate liquidity at the time of wind down. The current overall capital structure and targeted ranges for asset classes are 10-30% invested in equity securities, 50-80% invested in debt securities and 10-20% in real estate investments and cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.
The fair value of plan assets for the Company's defined benefit pension plans as of October 2, 2020 and September 27, 2019 is as follows (see Note 17 for a description of the fair value levels) (in thousands):

	October 2, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$76,072	$76,072	$—	$—
Equity securities:
Investment trusts	4,717	4,717	—	—
Investment funds:
Equity funds	74,852	—	74,852	—
Fixed income funds	272,349	—	272,349	—
Real estate	11,063	—	—	11,063
Total	$439,053	$80,789	$347,201	$11,063

	September 27, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents and other	$19,396	$19,396	$—	$—
Equity securities:
Investment trusts	4,677	$4,677	—	—
Investment funds:
Equity funds	72,074	—	72,074	—
Fixed income funds	319,395	—	319,395	—
Real estate	10,425	—	—	10,425
Total	$425,967	$24,073	$391,469	$10,425

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets.
Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds, for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active. Investments in equity securities and equity funds include publicly-traded domestic companies (approximately 36%) and international companies (approximately 64%) that are diversified across industry, country and stock market capitalization. Investments in fixed income funds primarily consist of international corporate bonds and government securities. For equity securities, the investments are predominantly valued using a market approach based on the closing fair market prices of identical instruments in the principal market on which they are traded. For investment funds, fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities and is therefore categorized as Level 2, as the Plan does not directly own shares in these underlying investments. Substantially all of the real estate investments are in international markets.
During fiscal 2019, in conjunction with the planned wind down of certain Canadian plans, the Company reallocated the plan assets to be entirely invested in debt securities. During fiscal 2020, the Company reallocated plan assets related to the Canadian plans to be a mix of debt securities and cash and cash equivalents in anticipation of the payout of certain plans in fiscal 2021.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2021(1)	$224,264
Fiscal 2022	7,418
Fiscal 2023	7,650
Fiscal 2024	7,799
Fiscal 2025	8,212
Fiscal 2026 – 2030	44,006

(1)	Increase driven by expected payout of certain Canadian plans.
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2021 are approximately $3.4 million.
Multiemployer Defined Benefit Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements ("CBA") that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:
a.Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's participation in these plans for fiscal 2020 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2020 and 2019 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants, plans in the critical zone are generally less than 65% funded, plans in the seriously endangered zone are less than 80% funded and are projected to have an accumulated deficiency in the current plan year or the next six plan years, plans in the endangered zone are less than 80% funded or are projected to have an accumulated funding deficiency in the current plan year or the next six plan years and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2020, fiscal 2019 and fiscal 2018 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2020	2019		2020	2019	2018	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$3,574	$4,130	$4,147	No	3/6/2020 - 10/1/2023
UNITE HERE Retirement Fund	82-0994119/ 001	Critical	Critical	Implemented	3,392	4,531	3,686	No	12/15/2019 - 6/30/2023
Local 1102 Retirement Trust	13-1847329/ 001	Seriously Endangered	Endangered	Implemented	66	110	1,206	No	10/31/2020
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	4,422	4,282	4,128	No	1/31/2007 - 3/31/2023
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	325	361	319	No	1/31/2023
SEIU National Industry Pension Fund (1)	52-6148540/ 001	Critical	Critical	Implemented	685	623	501	No	4/14/2022 - 12/31/2023
LIUNA National Industrial Pension Fund	52-6074345/ 001	Green	Critical	Implemented	674	678	620	No	12/31/2020
Other funds					17,073	18,846	18,016
Total contributions					$30,211	$33,561	$32,623

(1)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2023.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2018 and 12/31/2017
National Retirement Fund	12/31/2018
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2020.
NOTE 10. INCOME TAXES:
The Company accounts for income taxes using the asset and liability method. Under this method, the (benefit) provision for income taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases in assets and liabilities and are adjusted for changes in tax rates and enacted tax legislation. Valuation allowances are recorded to reduce deferred tax assets ("DTAs") when it is more likely than not that a tax benefit will not be realized.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of (loss) income before income taxes by source of (loss) income are as follows (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States	$(291,436)	$418,902	$326,277
Non-U.S.	(356,283)	137,270	145,599
	$(647,719)	$556,172	$471,876
The (benefit) provision for income taxes consists of (in thousands):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Current:
Federal	$(69,399)	$8,781	$(48,249)
State and local	(4,616)	19,966	11,356
Non-U.S.	21,779	38,456	44,618
	(52,236)	67,203	7,725
Deferred:
Federal	(79,054)	35,251	(113,475)
State and local	(19,627)	7,683	7,408
Non-U.S.	(35,367)	(2,431)	1,778
	(134,048)	40,503	(104,289)
	$(186,284)	$107,706	$(96,564)
Current taxes receivable of $123.6 million and $35.1 million at October 2, 2020 and September 27, 2019, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $3.1 million and $8.1 million at October 2, 2020 and September 27, 2019, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.
The (benefit) provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pretax (loss) income as a result of the following (all percentages are as a percentage of (loss) income before income taxes):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States statutory income tax rate	21.0%	21.0%	24.5%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.0	4.2	3.2
Foreign taxes(1)	(3.9)	2.2	3.3
Foreign goodwill impairment	(5.0)	—	—
Permanent book/tax differences	(0.7)	0.6	(1.2)
Uncertain tax positions	0.1	—	(0.3)
U.S. Tax Reform - Remeasurement of deferred taxes	—	—	(49.3)
U.S. Tax Reform - Foreign tax credit valuation allowance	—	(2.3)	2.8
Stock compensation	3.6	(0.2)	—
CARES Act - Carryback rate differential	9.8	—	—
Sale of HCT	—	(4.4)	—
Tax credits & other	0.9	(1.7)	(3.5)
Effective income tax rate	28.8%	19.4%	(20.5)%

(1)
Includes differences between the United States statutory tax rate and tax rates in foreign jurisdictions, foreign withholding taxes and taxation of foreign earnings, which includes the transition tax on deemed repatriated earnings of foreign subsidiaries and the tax on "Global Intangible Low-Taxed Income" ("GILTI"), as well as valuation allowances in foreign countries in fiscal 2020 (3.4%).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of October 2, 2020, certain subsidiaries have recorded DTAs of $90.5 million associated with accumulated federal, state and foreign net operating loss ("NOL") carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has recorded a valuation allowance of approximately $39.0 million on the DTAs related to these state and foreign NOL carryforwards. State NOL carryforwards generally begin to expire in 2024 and foreign NOL carryforwards generally have no expiration date.
The Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. Based on cumulative losses and the goodwill impairment recorded in the FSS International segment during the second quarter of fiscal 2020 of $198.6 million (see Note 4) as negative evidence, the Company recorded a valuation allowance against DTAs of certain foreign subsidiaries of approximately $21.4 million in the fiscal year ended October 2, 2020. The goodwill impairment charge is nondeductible for income tax purposes. The Company continues to monitor operating performance in light of COVID-19 and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized.
As of October 2, 2020, the Company has approximately $95.7 million of foreign tax credit ("FTC") carryforwards, which begin to expire in 2027, along with approximately $56.7 million of general business credits, which begin to expire in 2035 and approximately $10.7 million of interest restriction carryforwards, which do not expire.
As of October 2, 2020 and September 27, 2019, the components of deferred taxes are as follows (in thousands):

	October 2, 2020	September 27, 2019
Deferred tax liabilities:
Property and equipment	$183,789	$137,293
Investments	13,300	11,902
Other intangible assets, including goodwill	500,447	462,637
Cost to fulfill - Rental merchandise in-service	52,334	83,483
Operating Lease Right-of-use Assets	89,464	—
Other	45,589	37,309
Gross deferred tax liability	884,923	732,624
Deferred tax assets:
Derivatives	30,625	11,949
Insurance	23,784	34,112
Employee compensation and benefits	128,771	113,269
Accruals and allowances	31,218	31,844
Operating lease liabilities	102,259	—
NOL/credit carryforwards and other	261,763	56,508
Gross deferred tax asset, before valuation allowances	578,420	247,682
Valuation allowances	(38,977)	(17,532)
Net deferred tax liability	$345,480	$502,474

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rollforward of the valuation allowance is as follows:

	October 2, 2020	September 27, 2019
Balance, beginning of year	$(17,532)	$(29,023)
Additions(1)	(21,445)	(2,330)
Subtractions(2)	—	13,821
Balance, end of year	$(38,977)	$(17,532)

(1)	The additions in both fiscal 2020 and fiscal 2019 were mainly driven by losses in certain foreign subsidiaries.
(2)	Valuation allowances against FTC carryforwards were released during fiscal 2019 as a result of Treasury Regulations.
DTLs of approximately $398.8 million and $519.9 million as of October 2, 2020 and September 27, 2019, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Consolidated Balance Sheets. DTAs of approximately $53.3 million and $17.4 million as of October 2, 2020 and September 27, 2019, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.
The Company has approximately $34.6 million of total gross unrecognized tax benefits as of October 2, 2020, of which $32.3 million, if recognized, would impact the effective tax rate and $2.3 million would result in an adjustment to the DTL.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	October 2, 2020	September 27, 2019
Balance, beginning of year	$36,272	$29,089
Additions based on tax positions taken in the current year	1,257	3,713
Additions for tax positions taken in prior years	—	6,531
Reductions for remeasurements, settlements and payments	(392)	(1,484)
Reductions due to statute expiration	(2,559)	(1,577)
Balance, end of year	$34,578	$36,272
The Company has approximately $4.6 million and $5.5 million accrued for interest and penalties as of October 2, 2020 and September 27, 2019, respectively, in the Consolidated Balance Sheets and recorded ($0.8) million and $0.6 million in interest and penalties during fiscal 2020 and fiscal 2019, respectively in the Consolidated Statements of (Loss) Income. Interest and penalties related to unrecognized tax benefits are recorded in "(Benefit) Provision for income taxes" on the Consolidated Statements of (Loss) Income.
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
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permits NOLs incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020, or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
The CARES Act contains modifications on the limitation of business interest for fiscal years 2020 and 2021 to increase the allowable business interest deduction from 30.0% of adjusted taxable income to 50.0% of adjusted taxable income. The CARES Act also includes a technical correction to the TCJA that provides that Qualified Improvement Property ("QIP"), which includes almost any improvement to the interior of leased or owned space, is eligible for bonus depreciation retroactively to the January 1, 2018 effective date of the TCJA.
As a result of the CARES Act, the Company recorded a net benefit to the (Benefit) Provision for Income Taxes of approximately $58.4 million during fiscal 2020, of which $63.4 million reflects the NOLs expected to be carried back to Pre-TCJA years at 35.0% as opposed to the current year rate of 21.0%. The Company also re-established certain reserves of

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $5.0 million, which expired due to statutes but were re-opened due to the carryback period. The NOL carryback generated for the fiscal year ended October 2, 2020 resulted in a $62.1 million income tax receivable, along with $65.1 million of FTCs and $35.9 million of general business credits that will be used to offset future federal income tax liabilities. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
The effective tax rate for the fiscal year ended October 2, 2020 also includes an income tax benefit of approximately $46.2 million, as a result of an excess tax benefit recognized in relation to equity awards exercised during the fiscal year, including by the former Chairman, President and Chief Executive Officer. This benefit reflects a federal tax rate of 35.0% due to the NOL being carried back to pre-TCJA tax years.
On December 22, 2017, “H.R.1,” commonly referred to as the TCJA was signed into U.S. law. The TCJA, which was effective on January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0% and implementing new international tax provisions that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Though certain key aspects of the new law were effective January 1, 2018 and had an immediate accounting impact, other significant provisions were not effective or did not result in accounting implications for the Company until after the fiscal year end ended September 28, 2018. The provisions effective for fiscal 2019 are the tax on GILTI, the deduction for "Foreign-Derived Intangible Income" ("FDII"), the Internal Revenue Code ("IRC") Section163(j) limitation on interest expense and the IRC Section 162(m) limitation on certain executive compensation.
As a result of the enactment of the TCJA, the Company was required to recognize the effect of the corporate income tax rate change on its DTAs and DTLs in fiscal 2018, the period in which the legislation was enacted. The Company recorded a tax benefit from the corporate income tax rate change and certain other adjustments, which resulted in a non-cash benefit to the provision (benefit) for income taxes of approximately $237.8 million, which was recorded to the Consolidated Statements of (Loss) Income for the fiscal year ended September 28, 2018. A corresponding reduction to the Company's DTL was also recorded to the Consolidated Balance Sheets during the fiscal year ended September 28, 2018.
The TCJA contains additional international provisions which impact the Company beginning in fiscal 2019, including the tax on GILTI. The impact of the GILTI liability did not have a significant impact on the financial statements for the fiscal years ended September 27, 2019 and October 2, 2020. The Company is electing to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method").
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $251.1 million and $184.0 million as of October 2, 2020 and September 27, 2019, respectively. The foreign withholding tax cost associated with remitting these earnings is approximately $14.8 million and $11.0 million as of October 2, 2020 and September 27, 2019, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
NOTE 11. STOCKHOLDERS' EQUITY:
On August 6, 2019, the Company's Board of Directors (the "Board") authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022. During fiscal 2020, the Company completed a repurchase of 0.3 million shares of its common stock for $6.5 million under this program. During fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019. In accordance with Amendment No. 9 to the Credit Agreement entered into during the third quarter of fiscal 2020, the Company cannot make any future share repurchases as long as the covenant compliance waiver remains in effect (see Note 5).
Additionally under the covenant compliance waiver, in order to pay dividends of up to $29.0 million per quarter, the Company must maintain a minimum liquidity of $600.0 million at all times during such quarter. To the extent the Company's liquidity falls below $600.0 million in any quarter, the Company's dividend payments would be limited to $10.0 million for such quarter which would be substantially less than the amount of dividends the Company has historically paid.
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	October 2, 2020	September 27, 2019	September 28, 2018
Dividend payments	$110.9	$108.4	$103.1
On November 16, 2020, the Board declared a $0.11 dividend per share of common stock, payable on December 8, 2020, to shareholders of record on the close of business on December 1, 2020.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At October 2, 2020 and September 27, 2019, zero shares of preferred stock were issued or outstanding.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2020, MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”), transferred cash proceeds of $14.8 million to the Company to fulfill obligations deriving from the short-swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to the Mantle Ridge Group's trading activity in the Company's common stock. The cash proceeds were recorded to "Capital Surplus" on the Consolidated Balance Sheets as of October 2, 2020 and are reflected in "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020. The cash proceeds resulted in the Company recording an income tax provision of $4.1 million in the Consolidated Statements of (Loss) Income for the fiscal year ended of October 2, 2020.
NOTE 12. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "Old 2013 Stock Plan"), which became effective on December 1, 2013 and the amended and restated Old 2013 Stock Plan was approved by the Board on November 9, 2016 and approved by the stockholders of Aramark on February 1, 2017 (as amended, the "2013 Stock Plan"). The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25,500,000. On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amended and restated the 2013 Stock Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Stock Plan.
The following table summarizes the share-based compensation expense (reduction) and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Performance-Based Options ("PBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and Deferred Stock Units classified as "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income (in millions).

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
TBOs	$10.8	$14.7	$18.5
TBO-Rs	0.3	—	—
RSUs	35.1	28.9	24.1
PSUs (1)	(17.8)	9.9	43.7
Deferred Stock Units	1.9	1.8	2.0
	$30.3	$55.3	$88.3

Taxes related to share-based compensation	$7.2	$13.7	$24.1
Cash Received from Option Exercises	90.0	39.1	21.5
Tax Benefit on Share Deliveries (2)	46.2	4.8	7.4

(1)
Share-based compensation expense was reduced during fiscal 2020 based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $29.8 million. Share-based compensation expense was reduced during fiscal 2019 based on lower than estimated target attainment on plan metrics for the fiscal 2018 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $6.6 million. The Company also reversed previously recognized share-based compensation expense based on the actual target for the 2017 PSU grants achieved as of the end of fiscal 2019 of $5.2 million. During fiscal 2018, the Company increased the estimated target attainment on plan metrics for both the fiscal 2016 and fiscal 2017 PSU grants, resulting in an additional $18.9 million of share-based compensation expense.

(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Prepayments and Other Current Assets" on the Consolidated Statement of Cash Flows.
On September 3, 2020, the Board determined a payout level for the fiscal 2018 PSU grants covering a performance period of September 30, 2017 to October 2, 2020 by adjusting the calculation of the performance to moderate the impact of COVID-19 by measuring performance for the first two and a half years of the three year performance period, removing both the results and the portion of the targets attributable to the period when the Company's business was hardest hit by COVID-19. As a result, the Company recognized $3.9 million of additional expense in fiscal 2020 associated with approximately 0.1 million shares due to this modification.
No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2018, the Company applied a forfeiture assumption of 8.7% per annum in the calculation of such expenses. The rate was reduced to approximately 6.4% per annum in the fourth quarter of fiscal 2018. During the fourth quarter of fiscal 2020, the Company increased its estimated forfeiture assumption to 9.0% per annum based on actual forfeiture activity.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The below table summarizes the unrecognized compensation expense as of October 2, 2020 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$38.2	2.72
TBO-Rs	22.2	4.49
RSUs	114.9	2.61
PSUs	—	1.90
Total	$175.3
Stock Options
Time-Based Options
Fiscal 2020 and prior TBO grants vest solely based upon continued employment over a four year time period. The Company's annual TBO grants for fiscal 2021 were awarded early in September 2020 and will vest solely based upon continued employment over a three year time period. All TBOs remain exercisable for 10 years from the date of grant.
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. Prior to June of fiscal 2020, the expected volatility was based on a blended average of the historic volatility of the Company's and competitors' stocks over the expected term of the stock options. Beginning in June of fiscal 2020, the expected volatility is based on the historic volatility of the Company's stock over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission ("SEC") rules and regulations due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option's vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Expected volatility	30%	20%	20%
Expected dividend yield	1.01% - 2.09%	1.17% - 1.44%	1.03% - 1.11%
Expected life (in years)	6.22	6.25	6.25
Risk-free interest rate	0.40% - 1.74%	1.62% - 3.02%	2.25% - 2.94%
Weighted-average grant-date fair value	$9.07	$8.23	$8.75

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 27, 2019	12,356	$28.22
Granted	4,327	$33.61
Exercised	(5,390)	$21.72
Forfeited and expired	(2,574)	$36.55
Outstanding at October 2, 2020	8,719	$32.45	$9,803	7.3
Exercisable at October 2, 2020	3,213	$29.49	$9,219	4.3
Expected to vest at October 2, 2020	4,839	$34.33	$481	8.9

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Total intrinsic value exercised (in millions)	$114.6	$26.8	$16.6
Total fair value that vested (in millions)	9.9	16.3	17.3
Retention Time-Based Options
In September 2020, the Board granted special stock option awards for fiscal 2021 to its key business leaders. The option awards have exercise prices that are in all cases materially above the trading price of the Company's common stock as of the date of grant. The options are awarded in six tranches, with exercise prices that start at $35 and increase in $10 increments to an $85 exercise price. These awards will vest ratably on the third, fourth and fifth anniversaries of the grant date. The fair value of the TBO-Rs granted was estimated using the Black-Scholes option pricing model, following the same assumptions and methodology used to value the TBOs.
The table below presents the weighted average assumptions and related valuations for TBO-Rs.

Fiscal Year Ended
October 2, 2020
Expected volatility	37.82%
Expected dividend yield	1.55%
Expected life (in years)	7.00
Risk-free interest rate	0.50%
Weighted-average grant-date fair value	$3.93
A summary of TBO-R activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 27, 2019	—	$—
Granted	5,732	$66.15
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding at October 2, 2020	5,732	$66.15	$—	9.9
Expected to vest at October 2, 2020	4,275	$66.15	$—	9.9
Performance-Based Options
The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for 10 years from the date of grant.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 27, 2019	1,511	$12.77
Granted	—	$—
Exercised	(1,205)	$12.97
Forfeited and expired	—	$—
Outstanding at October 2, 2020	306	$11.99	$4,765	0.9
Exercisable at October 2, 2020	306	$11.99	$4,765	0.9
The total intrinsic value of PBOs exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $34.9 million, $8.9 million and $7.4 million, respectively.
Time-Based Restricted Stock Units
The RSU agreement provides for grants of RSUs, 25% of which will vest and be settled in shares on each of the first four anniversaries of the date of grant for RSU grants prior to September 2020, subject to the participant's continued employment with the Company through each such anniversary. The Company's annual RSU grants for fiscal 2021 were awarded early in September 2020, 33% of which will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2019	2,649	$36.89
Granted	3,355	$32.80
Vested	(925)	$35.79
Forfeited	(453)	$38.67
Outstanding at October 2, 2020	4,626	$34.08
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During both fiscal 2019 and 2018, the Company granted PSUs subject to the level of achievement of adjusted earnings per share and return on invested capital for the cumulative performance period of three years and the participant's continued employment with the Company. The fiscal 2018 grant vested at the end of fiscal 2020 based on approval by the Board (see above). During fiscal 2020, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company. The Company is accounting for the fiscal 2020 grant as a performance-based award, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Outstanding at September 27, 2019	1,621	$36.20
Granted(1)	642	$42.99
Vested	(590)	$34.13
Forfeited	(358)	$36.65
Outstanding at October 2, 2020	1,315	$37.61

(1)	Includes approximately 0.3 million shares resulting from the payout of the fiscal 2017 PSU grants due to exceeding the adjusted earnings per share target.
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board or at the director's election upon vesting. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 49,733 deferred stock units during fiscal 2020. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
NOTE 13. EARNINGS (LOSS) PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
(Loss) Earnings:
Net (loss) income attributable to Aramark stockholders	$(461,529)	$448,549	$567,885
Shares:
Basic weighted-average shares outstanding	251,828	246,854	245,771
Effect of dilutive securities(1)	—	5,156	7,581
Diluted weighted-average shares outstanding	251,828	252,010	253,352

Basic (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(1.83)	$1.82	$2.31
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(1.83)	$1.78	$2.24

(1)
Incremental shares of 2.3 million have been excluded from the computation of diluted weighted-average shares outstanding for the fiscal year ended October 2, 2020 because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period.

Share-based awards to purchase 7.7 million, 5.2 million and 1.6 million shares were outstanding at October 2, 2020, September 27, 2019 and September 28, 2018, respectively, but were not included in the computation of diluted (loss) earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million shares, 1.3 million shares and 1.2 million shares were outstanding at October 2, 2020, September 27, 2019 and September 28, 2018, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $816.1 million at October 2, 2020, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At October 2, 2020, the Company also has letters of credit outstanding in the amount of $191.7 million.
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
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of October 2, 2020, the Company had $5.5 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued payroll and related expenses" on the Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2021.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. Of the $21.0 million settlement charge, $12.0 million was expensed in "Cost of services provided" and $9.0 million was expensed in "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income during fiscal 2019. The settlement charge was paid during the fourth quarter of fiscal 2020 and there is no remaining obligation related to this matter.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. QUARTERLY RESULTS (Unaudited):
The following tables summarize the Company's unaudited quarterly results for fiscal 2020 and fiscal 2019 (in thousands, except per share amounts):

	Quarter Ended
	December 27, 2019	March 27, 2020	June 26, 2020	October 2, 2020
Revenue(1)	$4,253,597	$3,731,559	$2,152,253	$2,692,150
Cost of services provided(1)	3,768,113	3,407,589	2,265,614	2,552,351
Net income (loss)(1)	145,883	(202,021)	(256,308)	(148,989)
Net income (loss) attributable to Aramark stockholders(1)	145,761	(202,260)	(256,440)	(148,590)
Earnings (Loss) per share:
Basic	$0.59	$(0.80)	$(1.01)	$(0.59)
Diluted	0.57	(0.80)	(1.01)	(0.59)
Dividends declared per common share	0.110	0.110	0.110	0.110

	Quarter Ended
	December 28, 2018	March 29, 2019	June 28, 2019	September 27, 2019
Revenue	$4,265,349	$3,999,987	$4,010,761	$3,951,244
Cost of services provided	3,794,445	3,639,959	3,594,978	3,503,280
Net income(2)	250,676	29,310	83,064	85,414
Net income attributable to Aramark stockholders(2)	250,682	29,353	82,955	85,557
Earnings per share:
Basic	$1.02	$0.12	$0.34	$0.35
Diluted	0.99	0.12	0.33	0.34
Dividends declared per common share	0.110	0.110	0.110	0.110

(1)	Fiscal 2020 results were negatively impacted by COVID-19.
(2)	Fiscal 2019 net income was impacted by the sale of HCT in the first quarter of fiscal 2019 (see Note 2).
NOTE 16. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 12). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During fiscal 2020, each reportable segment recorded severance charges related to COVID-19 adding up to approximately $145.8 million (see Note 3). During fiscal 2020, the Company reversed $29.8 million of previously recognized share-based compensation expense based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants (see Note 12). During fiscal 2020 and fiscal 2019, the Company received proceeds of approximately $15.3 million and $16.2 million, respectively, relating to the recovery of the Company’s investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in “Cost of services provided” on the Consolidated Statements of (Loss) Income. During the second quarter of fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment (see Note 4). During fiscal 2019, the Company incurred expenses of $74.9 million related to special recognition awards, retirement contributions and employee training costs, which were paid with the proceeds of tax savings from U.S. tax reform. The breakdown of these expenses by segment are as follows: FSS United States: $58.7 million; FSS International: $0.4 million; Uniform: $14.4 million; and Corporate: $1.4 million. Financial information by segment follows (in millions):

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Revenue (1)(2)
	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
FSS United States	$7,366.7	$9,898.6	$10,137.8
FSS International	2,945.8	3,742.9	3,655.8
Uniform	2,517.1	2,585.8	1,996.0
	$12,829.6	$16,227.3	$15,789.6

	Operating Income (Loss) (1)(2)
	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
FSS United States	$5.3	$716.8	$682.7
FSS International	(344.2)	142.7	142.2
Uniform	171.5	191.3	181.4
	(167.4)	1,050.8	1,006.3
Corporate	(97.5)	(159.6)	(187.9)
Operating (Loss) Income	(264.9)	891.2	818.4
Interest and Other Financing Costs, net	(382.8)	(335.0)	(346.6)
(Loss) Income Before Income Taxes	$(647.7)	$556.2	$471.8

	Depreciation and Amortization(2)
	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
FSS United States	$379.2	$381.6	$405.0
FSS International	76.2	69.4	64.8
Uniform	137.2	138.7	123.4
Corporate	2.6	2.9	3.0
	$595.2	$592.6	$596.2

	Capital Expenditures and Other(1)(2)
	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018*
FSS United States	$310.0	$375.9	$494.3
FSS International	48.9	69.4	84.1
Uniform	58.8	61.0	332.5
Corporate	2.1	0.1	1.2
	$419.8	$506.4	$912.1
* Includes amounts acquired in business combinations.

	Identifiable Assets(1)(2)
	October 2, 2020**	September 27, 2019
FSS United States	$8,171.6	$8,368.1
FSS International	1,963.2	2,039.2
Uniform	3,159.9	3,118.7
Corporate***	2,418.0	210.3
	$15,712.7	$13,736.3
** Includes capitalization of Operating Lease Right-of-use Assets.
*** Fiscal 2020 includes cash on hand from borrowings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following geographic data include revenue generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Revenue(1)(2)
	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States	$9,560.9	$12,070.0	$11,795.6
Foreign	3,268.7	4,157.3	3,994.0
	$12,829.6	$16,227.3	$15,789.6

	Property and Equipment, net(1)
	October 2, 2020	September 27, 2019
United States	$1,759.2	$1,854.7
Foreign	291.7	327.1
	$2,050.9	$2,181.8

(1)	Revenue, operating income (loss), capital expenditures and other and identifiable assets for all segments in fiscal 2020 were negatively impacted by COVID-19.
(2)	The adoption of the new ASU related to revenue recognition in fiscal 2019 impacted each of the financial information categories presented. All financial information categories in fiscal 2019 for the FSS United States segment were also impacted by the sale of HCT in the first quarter of fiscal 2019 (see Note 2).
NOTE 17. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at October 2, 2020 and September 27, 2019 was $9,260.0 million and $6,851.2 million, respectively. The carrying value of the Company's debt at October 2, 2020 and September 27, 2019 was $9,278.4 million and $6,682.2 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED OCTOBER 2, 2020, SEPTEMBER 27, 2019 AND SEPTEMBER 28, 2018

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2020
Reserve for doubtful accounts, advances & current notes receivable	$49,566	$64,655	$39,296	$74,925
Fiscal Year 2019
Reserve for doubtful accounts, advances & current notes receivable	$52,682	$21,821	$24,937	$49,566
Fiscal Year 2018
Reserve for doubtful accounts, advances & current notes receivable	$53,416	$22,009	$22,743	$52,682

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

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

4.2
Indenture dated as of March 22, 2017, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of Aramark's Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

4.3
Indenture dated as of March 27, 2017, among Aramark International Finance S.à.r.l., as issuer, Aramark, as parent guarantor, Aramark Services, Inc., the other guarantors named therein and The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent (incorporated by reference to Exhibit 4.2 of Aramark's Current Report on Form 8-K filed with the SEC on March 28, 2017, pursuant to the Exchange Act (file number 001-36223)).

4.4
Indenture, dated as of January 18, 2018, among Aramark Services, Inc., as issuer, Aramark, as parent guarantor, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 24, 2018 pursuant to the Exchange Act (file number 001-36223)).

4.5
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

4.6*	Description of the Company's Common Stock, par value $0.01 per share.
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

10.9
Incremental Amendment No. 8 (the “Incremental Amendment”), dated as of January 15, 2020, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the U.S. Term B-4 Lenders (as defined therein) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined therein) and collateral agent for the secured parties thereunder amending that certain credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l. and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 16, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.10
Amendment No. 9, dated as of April 22, 2020, among Aramark Services, Inc., as borrower, Aramark Intermediate Holdco Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l., each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on April 28, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.11*
Amendment No. 10, dated as of November 12, 2020, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l., each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.12
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

10.13
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

10.16†
Offer Letter dated September 6, 2016 between Aramark and Keith Bethel (incorporated by reference to Exhibit 10.19 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.17†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Keith Bethel (incorporated by reference to Exhibit 10.4 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.18†
Letter Agreement, dated as of August 29, 2020, by and between Keith Bethel and Aramark (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on September 1, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.19†
Offer Letter dated February 4, 2019 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.21 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.20†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.5 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.21†
Offer Letter dated March 12, 2015, between Aramark and Stephen P. Bramlage, Jr. (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.22†
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

10.24†
Offer Letter by and between Aramark and Mr. John J. Zillmer, dated October 6, 2019 (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.25†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.26†
Offer Letter, dated as of January 5, 2020, by and between Thomas Ondrof and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on January 6, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.27†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Thomas Ondrof (incorporated by reference to Exhibit 10.2 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.28†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lynn B. McKee (incorporated by reference to Exhibit 10.3 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.29*†	Offer Letter dated December 4, 2019 between Aramark and Marc Bruno.
10.30*†	Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Marc Bruno.
10.31†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.32†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.33†
Form of Indemnification Agreement (Executive Officers) (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.34†
Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.35†
Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.36†
Indemnification Agreement dated April 6, 2015, between Stephen P. Bramlage, Jr. and Aramark (incorporated by reference to Exhibit 10.3 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.37†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.38†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.39†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.40†
Amendment 2019-1 to the Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.6 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2020, pursuant to the Exchange Act (file number 001-36233)).

10.41†
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.42†
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

10.44†
Amended and Restated Aramark Executive Leadership Council Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 to Aramark's Annual Report on Form 10-K filed with the SEC on November 21, 2018 pursuant to the Exchange Act (file number 001-36223).

10.45†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.42 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.46†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.47†
Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.48†
Aramark's Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.49†
Second Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 20, 2019 (file number 001-36223)).

10.50†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2007, pursuant to the Exchange Act (file number 001-16807)).

10.51†
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

10.55†
Amendment to Outstanding Non-Qualified Stock Option Agreements dated March 1, 2010 (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.56†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.57†
Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.58†
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.59†
Form of Time-Based Restricted Stock Unit Award Agreement with Aramark (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.60†
Form of Restricted Stock Award Agreement with Aramark (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.61†
Form of Replacement Stock Option Award Agreement with Aramark (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.62†
Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.18 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2009, pursuant to the Exchange Act (file number 001-04762)).

10.63†
Schedules 1 to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on March 1, 2010, pursuant to the Exchange Act (file number 001-04762)).

10.64†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.65†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.3 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 18, 2011, pursuant to the Exchange Act (file number 001-04762)).

10.66†
New Schedule 1 to Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.67†
Revised Schedule 1s to outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on November 19, 2012, pursuant to the Exchange Act (file number 001-04762)).

10.68†
Revised Schedule 1s to Outstanding Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 10.68 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.69†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.70†
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

10.73†
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

10.75†
Form of Performance Restricted Stock Award (incorporated by reference to Exhibit 10.61 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.76†
Form of Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.62 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.77†
Form of Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.63 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.78†
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

10.81†
Form of Schedule I to Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.82†
Form of Schedule I to Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.70 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.83†
Form of Schedule I to Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.71 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 23, 2016, pursuant to the Exchange Act (file number 001-36223)).

10.84†
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

10.93†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.79 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.94†
Form of Schedule I to Restricted Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.80 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.95†
Form of Schedule I to Performance Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.81 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.96†
Form of Schedule I to Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.97†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.93 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.98†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.99†
Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.100†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.101†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.102†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.103†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.104*†	Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer.
10.105*†	Form of Non-Qualified Stock Option Award.
10.106*†	Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer.
10.107*†	Amended and Restated Restricted Stock Unit Award (Time Vesting) dated September 4, 2020 between Aramark and John J. Zillmer.
10.108*†	Form of Non-Qualified Stock Option Award.
10.109*†	Form of Restricted Stock Unit Award (Time Vesting).
10.110†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.111†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.112†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.113†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.114†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.115
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