Form 10-Q
period 2021-01-01
Aramark
filed 2021-02-09
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended January 1, 2021 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 29, 2021, the number of shares of the registrant's common stock outstanding is 253,977,249.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the impact of the ongoing COVID-19 pandemic, the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases forward-looking statements can be identified by words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, actual results or outcomes may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the U.S. and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; the manner and timing of benefits we expect to receive under the CARES Act or other government programs; unfavorable economic conditions; natural disasters, global calamities, new pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 24, 2020 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	January 1, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,166,226	$2,509,188
Receivables (less allowances: 2021 - $82,918; 2020 - $74,925)	1,511,076	1,431,206
Inventories	427,195	436,473
Prepayments and other current assets	311,608	298,944
Total current assets	3,416,105	4,675,811
Property and Equipment, net	2,029,264	2,050,908
Goodwill	5,369,298	5,343,828
Other Intangible Assets	1,934,463	1,932,637
Operating Lease Right-of-use Assets	563,134	551,394
Other Assets	1,193,935	1,158,106
	$14,506,199	$15,712,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$98,328	$99,915
Current operating lease liabilities	72,255	71,810
Accounts payable	644,270	663,455
Accrued expenses and other current liabilities	1,461,762	1,512,278
Total current liabilities	2,276,615	2,347,458
Long-Term Borrowings	8,111,140	9,178,508
Noncurrent Operating Lease Liabilities	332,928	341,667
Deferred Income Taxes and Other Noncurrent Liabilities	1,098,526	1,099,075
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interest	9,851	9,988
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2021—291,894,615 shares and 2020—290,663,529 shares; and outstanding: 2021—253,957,496 shares and 2020—253,042,169 shares)	2,919	2,907
Capital surplus	3,444,919	3,416,132
Retained earnings	421,246	532,379
Accumulated other comprehensive loss	(273,152)	(307,258)
Treasury stock (shares held in treasury: 2021—37,937,119 shares and 2020—37,621,360 shares)	(918,793)	(908,172)
Total stockholders' equity	2,677,139	2,735,988
	$14,506,199	$15,712,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 1, 2021	December 27, 2019
Revenue	$2,743,789	$4,253,597
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,535,627	3,768,113
Depreciation and amortization	138,574	147,936
Selling and general corporate expenses	90,055	83,255
	2,764,256	3,999,304
Operating (loss) income	(20,467)	254,293
Interest and Other Financing Costs, net	100,409	79,585
(Loss) Income Before Income Taxes	(120,876)	174,708
(Benefit) Provision for Income Taxes	(39,496)	28,825
Net (loss) income	(81,380)	145,883
Less: Net (loss) income attributable to noncontrolling interest	(137)	122
Net (loss) income attributable to Aramark stockholders	$(81,243)	$145,761

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(0.32)	$0.59
Diluted	$(0.32)	$0.57
Weighted Average Shares Outstanding:
Basic	253,668	248,731
Diluted	253,668	254,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 1, 2021	December 27, 2019
Net (loss) income	$(81,380)	$145,883
Other comprehensive income, net of tax
Pension plan adjustments	(975)	(285)
Foreign currency translation adjustments	26,182	14,585
Fair value of cash flow hedges	9,119	6,753
Share of equity investee's comprehensive (loss) income	(220)	147
Other comprehensive income, net of tax	34,106	21,200
Comprehensive (loss) income	(47,274)	167,083
Less: Net (loss) income attributable to noncontrolling interest	(137)	122
Comprehensive (loss) income attributable to Aramark stockholders	$(47,137)	$166,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 1, 2021	December 27, 2019
Cash flows from operating activities:
Net (loss) income	$(81,380)	$145,883
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	138,574	147,936
Deferred income taxes	2,227	29,432
Share-based compensation expense	18,312	14,116
Changes in operating assets and liabilities:
Accounts Receivable	(46,714)	(155,284)
Inventories	14,597	14,199
Prepayments and Other Current Assets	(4,894)	(2,224)
Accounts Payable	(37,841)	(141,235)
Accrued Expenses	(96,624)	(359,801)
Payments made to clients on contracts	(25,434)	(10,006)
Other operating activities	4,007	7,500
Net cash used in operating activities	(115,170)	(309,484)
Cash flows from investing activities:
Purchases of property and equipment and other	(69,194)	(99,196)
Disposals of property and equipment	4,132	3,646
Acquisition of certain businesses, net of cash acquired	(29,383)	(7,102)
Proceeds from governmental agencies related to property and equipment	10,000	15,250
Other investing activities	(6,331)	51
Net cash used in investing activities	(90,776)	(87,351)
Cash flows from financing activities:
Proceeds from long-term borrowings	22,972	58,671
Payments of long-term borrowings	(825,047)	(38,385)
Net change in funding under the Receivables Facility	(315,600)	450,000
Payments of dividends	(27,911)	(27,483)
Proceeds from issuance of common stock	7,813	26,089
Other financing activities	(10,390)	(57,329)
Net cash (used in) provided by financing activities	(1,148,163)	411,563
Effect of foreign exchange rates on cash and cash equivalents	11,147	3,247
(Decrease) increase in cash and cash equivalents	(1,342,962)	17,975
Cash and cash equivalents, beginning of period	2,509,188	246,643
Cash and cash equivalents, end of period	$1,166,226	$264,618

	Three Months Ended
(dollars in millions)	January 1, 2021	December 27, 2019
Interest paid	$106.1	$87.3
Income taxes (refunded) paid	(29.3)	15.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net income attributable to Aramark stockholders	145,761			145,761
Other comprehensive income	21,200				21,200
Capital contributions from issuance of common stock	60,623	42	60,581
Share-based compensation expense	14,116		14,116
Repurchases of common stock	(80,459)					(80,459)
Payments of dividends	(29,712)			(29,712)
Balance, December 27, 2019	$3,451,576	$2,871	$3,311,147	$1,223,078	$(195,765)	$(889,755)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 24, 2020. The Condensed Consolidated Balance Sheet as of October 2, 2020 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities, the impact of the COVID-19 pandemic ("COVID-19") and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which simplifies the accounting for income taxes and clarifies and amends existing income tax guidance. Impacted areas include intraperiod tax allocations, interim period taxes, deferred tax liabilities with outside basis differences, franchise taxes and transactions which result in the "step-up" of goodwill. The Company early adopted this guidance in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In November 2019, the FASB issued an ASU which provides clarification and improvements to existing guidance related to the credit losses on financial instruments standard. The guidance was effective for the Company in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The guidance was effective for the Company in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The Company adopted the guidance related to the financial instruments ASU and the derivatives and hedging ASU in prior fiscal years, which did not have a material impact on the condensed consolidated financial statements. The guidance related to the credit losses on financial instruments ASU was effective for the Company in the first quarter of fiscal 2021, which did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to fair value measurements. The guidance was effective for the Company in the first quarter of fiscal 2021, which did not have a material impact on the condensed consolidated financial statements.
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The expected credit loss model replaced the incurred credit loss model, that generally required a loss to be incurred before it was recognized. The forward-looking credit loss model requires the Company to consider historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The Company adopted this guidance on October 3, 2020 (the first date of fiscal 2021) using a

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
modified retrospective approach. This approach allows the new standard to be applied retrospectively through a cumulative-effect adjustment to retained earnings recognized upon adoption. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
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
Comprehensive (Loss) Income
Comprehensive (loss) income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive (loss) income include net (loss) income, changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive (loss) income (net of tax).
The summary of the components of comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	January 1, 2021			December 27, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(81,380)			$145,883
Pension plan adjustments	(975)	—	(975)	(285)	—	(285)
Foreign currency translation adjustments	27,684	(1,502)	26,182	14,354	231	14,585
Fair value of cash flow hedges	12,323	(3,204)	9,119	9,126	(2,373)	6,753
Share of equity investee's comprehensive (loss) income	(220)	—	(220)	147	—	147
Other comprehensive income	38,812	(4,706)	34,106	23,342	(2,142)	21,200
Comprehensive (loss) income			(47,274)			167,083
Less: Net (loss) income attributable to noncontrolling interest			(137)			122
Comprehensive (loss) income attributable to Aramark stockholders			$(47,137)			$166,961

Accumulated other comprehensive loss consists of the following (in thousands):

	January 1, 2021	October 2, 2020
Pension plan adjustments	$(73,866)	$(72,891)
Foreign currency translation adjustments	(109,755)	(135,937)
Cash flow hedges	(78,479)	(87,598)
Share of equity investee's accumulated other comprehensive loss	(11,052)	(10,832)
	$(273,152)	$(307,258)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. During the first quarter of both fiscal 2021 and 2020, the impact of foreign currency transaction gains and losses were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of January 1, 2021. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of January 1, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $118.7 million and $92.1 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both January 1, 2021 and October 2, 2020 was $42.5 million.
Other Current and Noncurrent Liabilities
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability and workers’ compensation liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.
Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance continues to remain uncertain. The Company began experiencing a significant decline in operations due to COVID-19 towards the end of its second quarter of fiscal 2020, which has continued through the first quarter of fiscal 2021. The decline in operations from COVID-19 caused a material deterioration in the Company's revenue, operating (loss) income and net (loss) income for the three months ended January 1, 2021. The allowance for credit losses increased to $82.9 million as of January 1, 2021 compared to $74.9 million as of October 2, 2020, which includes the Company's current estimates that reflect the continued economic uncertainty resulting from COVID-19. Certain businesses, mainly those related to the Company's Sports, Leisure & Correction, Education and Business & Industry sectors, continue to be significantly impacted by COVID-19. In response, the Company continues to apply effective cost discipline to mitigate the negative impact of COVID-19 as well as leveraging relief provisions provided under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs (see below and Note 7).
The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, which continue to be highly uncertain and cannot be predicted.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. In December 2020, the Consolidated Appropriations Act of 2021 ("CAA") was passed, which extends and slightly expands the qualified wage caps on these credits through June 30, 2021. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the CAA for qualified wages through June 30, 2021. During the three months ended January 1, 2021, the Company recorded $1.9 million related to the CARES Employee Retention credit in “Cost of services provided (exclusive of depreciation and amortization)” on the Company’s Condensed Consolidated Statements of (Loss) Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $128.5 million of social security taxes remain deferred, of which 50% are recorded as liabilities within "Accrued expenses and other current liabilities" and 50% are recorded as liabilities within "Deferred Income Taxes and Other Noncurrent Liabilities," on the Company’s Condensed Consolidated Balance Sheets as of January 1, 2021.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for these tax credits and expects to continue to receive additional tax credits for qualified wages in foreign jurisdictions further into fiscal 2021. The Company recorded approximately $35.1 million of labor related tax credits during the three months ended January 1, 2021 within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of (Loss) Income, of which approximately $4.7 million was recorded in the Uniform segment and the remainder was recorded in the FSS International segment.
The Company accounts for these labor related tax credits as a reduction to the expense that it is intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits.
NOTE 2. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to better support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges primarily recognized during the third and fourth quarters of fiscal 2020. As of January 1, 2021 and October 2, 2020, the Company had an accrual of approximately $91.2 million and $118.5 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out within the next nine months.
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
Changes in total goodwill during the three months ended January 1, 2021 are as follows (in thousands):

Segment	October 2, 2020	Acquisitions	Translation	January 1, 2021
FSS United States	$3,953,332	$5,194	$51	$3,958,577
FSS International	426,118	—	19,769	445,887
Uniforms	964,378	27	429	964,834
	$5,343,828	$5,221	$20,249	$5,369,298
Other intangible assets consist of the following (in thousands):

	January 1, 2021			October 2, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,986,182	$(1,107,375)	$878,807	$2,195,700	$(1,308,002)	$887,698
Trade names	1,064,346	(8,690)	1,055,656	1,052,744	(7,805)	1,044,939
	$3,050,528	$(1,116,065)	$1,934,463	$3,248,444	$(1,315,807)	$1,932,637
Amortization of intangible assets for the three months ended January 1, 2021 and December 27, 2019 was approximately $29.6 million and $29.1 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	January 1, 2021	October 2, 2020
Senior secured revolving credit facility, due October 2023	$79,025	$849,895
Senior secured term loan facility, due October 2023	477,848	485,346
Senior secured term loan facility, due March 2024	830,331	830,133
Senior secured term loan facility, due March 2025	1,659,487	1,659,194
Senior secured term loan facility, due January 2027	886,546	888,540
5.000% senior notes, due April 2025	593,709	593,381
3.125% senior notes, due April 2025(1)	394,193	377,960
6.375% senior notes, due May 2025	1,480,313	1,479,341
4.750% senior notes, due June 2026	495,601	495,426
5.000% senior notes, due February 2028	1,139,178	1,138,864
Receivables Facility, due June 2022	—	315,600
Finance leases	140,203	142,588
Other	33,034	22,155
	8,209,468	9,278,423
Less—current portion	(98,328)	(99,915)
	$8,111,140	$9,178,508

(1)	This is a Euro denominated borrowing.
As of January 1, 2021, there were approximately $966.3 million of outstanding foreign currency borrowings.
Beginning in the second quarter of fiscal 2020, the Company increased its borrowings under the revolving credit facility and the Receivables Facility and also issued new senior unsecured notes in order to provide additional cash availability and maximize flexibility in response to uncertainty surrounding COVID-19. As of January 1, 2021, the Company had $79.0 million of borrowings under the revolving credit facility, no borrowings under the Receivables Facility, $1,166.2 million of cash and cash equivalents, approximately $850.4 million of availability under the senior secured revolving credit facility and approximately $351.2 million of availability under the Receivables Facility. During the three month period of fiscal 2021, the Company repaid $780.0 million of outstanding borrowings under the U.S. revolving credit facility and $315.6 million of outstanding borrowings under the Receivables Facility utilizing cash and cash equivalents on hand. Additionally, during the three month period of fiscal 2021, the Company made $16.5 million of optional prepayments on the senior secured term loan facility due October 2023.
In accordance with Amendment No. 9 ("Amendment No. 9") to the credit agreement, dated as of March 28, 2017, (as supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into during the third quarter of fiscal 2020, a covenant waiver period is in effect during the three months ended January 1, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. See Part IV, Item 15, "Note 5" in the Company's Annual Report on Form 10-K, filed with the SEC on November 24, 2020 for additional discussion of the terms of Amendment No. 9.
The Company's Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, the Company could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, the Company’s failure to maintain the minimum Interest Coverage Ratio does not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. As of January 1, 2021, the Company was in compliance with this covenant. Due to the impact of COVID-19 on the Company's financial results, the Company may fall below the interest coverage covenant requirement of 2.000x in future periods, which may occur as early as the second quarter of fiscal 2021. The Company believes any short-term failure to maintain this ratio at the 2.000x level will not have a material impact on the business, results of operations or capital market strategies.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Cash Flow Hedges
The Company has approximately $2.6 billion notional amount of outstanding interest rate swap agreements as of January 1, 2021, which fix the rate on a like amount of variable rate borrowings through January of fiscal 2025. During the three months ended January 1, 2021, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of January 1, 2021 and October 2, 2020, approximately ($78.5) million and ($87.6) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	January 1, 2021	December 27, 2019
Interest rate swap agreements	$(1,242)	$6,926
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of January 1, 2021, the Company has contracts for approximately 9.8 million gallons outstanding through December of fiscal 2022. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $3.6 million for the three months ended January 1, 2021. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $3.1 million for the three months ended December 27, 2019. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of (Loss) Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of (Loss) Income.
As of January 1, 2021, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	January 1, 2021	October 2, 2020
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$1,762	$—

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	6,104	1,494
Interest rate swap agreements	Other Noncurrent Liabilities	99,949	116,882
		106,053	118,376

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	522	121
Gasoline and diesel fuel agreements	Accounts payable	—	1,805
		$106,575	$120,302
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of (Loss) Income (in thousands):

		Three Months Ended
	Income Statement Location	January 1, 2021	December 27, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$13,565	$2,200
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(2,141)	(3,798)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	402	(102)
		(1,739)	(3,900)
		$11,826	$(1,700)

At January 1, 2021, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $36.1 million.
NOTE 6. REVENUE RECOGNITION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	January 1, 2021(1)	December 27, 2019
FSS United States:
Business & Industry	$154.4	$405.5
Education	513.2	1,001.1
Healthcare	186.8	227.2
Sports, Leisure & Corrections	226.5	608.9
Facilities & Other	364.9	396.3
Total FSS United States	1,445.8	2,639.0

FSS International:
Europe	329.2	502.7
Rest of World	365.3	443.5
Total FSS International	694.5	946.2

Uniform	603.5	668.4

Total Revenue	$2,743.8	$4,253.6

(1)	Revenue for the three months ended January 1, 2021 was negatively impacted by COVID-19.
Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the arrangement is short term in nature. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the three months ended January 1, 2021, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the three months ended January 1, 2021, the Company recognized $151.7 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	January 1, 2021	October 2, 2020
Deferred income(1)	$191.7	$263.8

(1)	Due to the impact of COVID-19, the Company has refunded approximately $12.7 million of advanced payments primarily for meal plans to clients during the first quarter of fiscal 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. INCOME TAXES:
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permits net operating losses ("NOLs") incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020 or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
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
As a result of the CARES Act, the Company recorded a net benefit to the (Benefit) Provision for Income Taxes of approximately $22.2 million during the three month period ended January 1, 2021, which reflects the NOLs expected to be carried back to Pre-TCJA tax years at 35.0%. In addition, the Company recorded a valuation allowance to the (Benefit) Provision for Income Taxes of $16.1 million during the three month period ended January 1, 2021 against certain foreign tax credits ("FTCs") that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized.
As of January 1, 2021, the Company had an income tax receivable balance of approximately $95.8 million, which primarily reflects the expected cash refund for NOLs generated in fiscal 2020 and through the first quarter of fiscal 2021 based on the carry back to Pre-TCJA years. The Company also recorded an additional $105.9 million of FTCs and $2.0 million of general business credits in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Condensed Consolidated Balance Sheets that will be used to offset future federal income tax liabilities as of January 1, 2021. The Company continues to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
NOTE 8. STOCKHOLDERS' EQUITY:
During the three months ended January 1, 2021 and December 27, 2019, the Company paid cash dividends of approximately $27.9 million and $27.5 million to its stockholders, respectively. On February 2, 2021, the Company's Board declared a $0.11 dividend per share of common stock, payable on March 3, 2021, to shareholders of record on the close of business on February 17, 2021. In accordance with Amendment No. 9 to the Credit Agreement entered into in the third quarter of fiscal 2020, the Company cannot make any future share repurchases and must comply with certain liquidity requirements to pay dividends as long as the covenant compliance waiver remains in effect (see Note 4).
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At January 1, 2021 and October 2, 2020, zero shares of preferred stock were issued or outstanding.
On February 2, 2021, the Company's stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amends and restates the Company's 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and Deferred Stock Units classified as "Selling and general corporate expenses" on the Condensed Consolidated Statements of (Loss) Income (in millions).

	Three Months Ended
	January 1, 2021	December 27, 2019
TBOs(1)	$4.1	$2.9
TBO-Rs	1.1	—
RSUs(1)	12.6	8.1
PSUs	—	2.6
Deferred Stock Units	0.5	0.5
	$18.3	$14.1

Taxes related to share-based compensation	$6.6	$3.5
Cash Received from Option Exercises	7.8	26.1
Tax (Provision) Benefit on Share Deliveries(2)	(0.8)	18.6

(1)
Share-based compensation expense increased during the three month period of fiscal 2021 due to the shortening of the vesting period on the annual grants issued in September 2020 from four years to three years and the accelerated timing of the issuance of the annual grant.

(2)	The tax benefit on option exercises and restricted stock unit deliveries is included in "Prepayments and Other Current Assets" on the Condensed Consolidated Statements of Cash Flows.
NOTE 10. EARNINGS (LOSS) PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	January 1, 2021	December 27, 2019
(Loss) Earnings:
Net (loss) income attributable to Aramark stockholders	$(81,243)	$145,761
Shares:
Basic weighted-average shares outstanding	253,668	248,731
Effect of dilutive securities(1)	—	5,390
Diluted weighted-average shares outstanding	253,668	254,121

Basic (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.32)	$0.59
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.32)	$0.57

(1)
Incremental shares of 1.9 million have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended January 1, 2021 because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period.

Share-based awards to purchase 13.4 million and 1.6 million shares were outstanding for the three months ended January 1, 2021 and December 27, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million and 1.7 million shares were outstanding for the three months ended January 1, 2021 and December 27, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $28.9 million at January 1, 2021 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 1, 2021.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe, except for the matter discussed below, that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
The Company is involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. The Company is simultaneously litigating the matter and attempting to reach a negotiated resolution. The Company recorded a reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of January 1, 2021, the Company has accrued its best estimate of the probable loss associated with this contract, which is approximately $19.7 million. The Company believes it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of January 1, 2021, the Company had $4.3 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2021.
NOTE 12. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the three months ended January 1, 2021 and December 27, 2019, the Company received proceeds of approximately $10.0 million and $15.3 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of (Loss) Income. Revenue and operating (loss) income during the three month period of fiscal 2021 were negatively impacted by COVID-19. Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	January 1, 2021	December 27, 2019
FSS United States	$1,445.8	$2,639.0
FSS International	694.5	946.2
Uniform	603.5	668.4
	$2,743.8	$4,253.6

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating (Loss) Income
	Three Months Ended
	January 1, 2021	December 27, 2019
FSS United States	$(14.8)	$185.9
FSS International	(3.0)	43.7
Uniform	32.1	53.3
	14.3	282.9
Corporate	(34.8)	(28.6)
Operating (Loss) Income	(20.5)	254.3
Interest and Other Financing Costs, net	100.4	79.6
(Loss) Income Before Income Taxes	$(120.9)	$174.7

NOTE 13. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined as follows:
•    Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets
•    Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument
•    Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at January 1, 2021 and October 2, 2020 was $8,435.7 million and $9,260.0 million, respectively. The carrying value of the Company's debt at January 1, 2021 and October 2, 2020 was $8,209.5 million and $9,278.4 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended January 1, 2021 and December 27, 2019 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 2, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 24, 2020.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. We began experiencing a significant decline in our operations due to COVID-19 towards the end of our second quarter of fiscal 2020, which has continued through our first quarter of fiscal 2021. The decline in our operations from COVID-19 caused a material deterioration in our revenues, operating (loss) income and net (loss) income for the three months ended January 1, 2021. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the availability and widespread distribution of safe and effective COVID-19 vaccines. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted.
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
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have included, and continue to include, significant cost reduction efforts toward variable and fixed costs, including furloughs of our labor force. These efforts have also included headcount reductions during fiscal 2020, contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also leveraged relief provisions under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and other foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases significantly impacting the ability and willingness of private businesses and governments to open or remain open, even at limited levels. We continue to work closely with clients and all constituencies in this environment.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:
•Education – We served clients operating both in-person and hybrid learning models. Higher Education experienced shortened semesters as well as reduced catering and retail activity that typically spike during the holiday season. K-12 strategically designed menus and customized solutions for in-person and curbside pickup models, while continuing to participate in universal government-sponsored meal programs.
•Sports, Leisure & Corrections – Activity modestly increased in Sports & Entertainment as NFL teams included fans at partial capacity based on local regulations. The NHL and NBA have started their regular seasons playing without fans. Leisure remained steady, focused on the upcoming spring season in National Parks. Corrections continues to not be materially impacted.
•Business & Industry – Companies maintained measured return-to-work timelines. We have also launched exclusive home delivery solutions that extend beyond the traditional workplace setting.
•Facilities & Other – We offered additional project-oriented services and leveraged cross-selling opportunities with heightened demand for safety and hygiene.
•Healthcare – Operations remained largely stable with focus on providing enhanced capabilities in telehealth and mobile ordering, in addition to offering post-care meal delivery to patient homes.
Within the FSS International segment, we are at various stages of response depending on geography. China continues its recovery and has new client wins—particularly in Healthcare—due to our efforts on the frontlines. Europe is facing additional restrictions and higher levels of lockdown, which vary based on country-specific government mandates. We continue to experience an impact from COVID-19 in South America, Canada and in our 50% ownership of AIM Services Co., Ltd. in Japan.
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
In all business segments, we continue to leverage our flexible operating model to execute cost mitigation plans while continuing to support our clients. Beginning in the third quarter of fiscal 2020, we made changes to our organization to align our cost base to best support our clients' needs as we navigate the current environment and focus on our long-term strategy. These actions included headcount reductions, which resulted in severance charges primarily recognized during the third and fourth quarters of fiscal 2020.
We undertook many actions as it relates to our liquidity position in response to COVID-19. See "Liquidity and Capital Resources" below for additional disclosure around these actions taken. Also, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on November 24, 2020, for an additional discussion of risks and potential risks of COVID-19 on our business, financial condition and results of operations.
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. As described above, during the COVID-19 pandemic, and in subsequent periods, our business and results of operations have not experienced, and may continue to not experience, our historically typical patterns of seasonality.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ending October 1, 2021 is a fifty-two week period and the fiscal year ended October 2, 2020 was a fifty-three week period.

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended January 1, 2021 and December 27, 2019 (dollars in millions).

	Three Months Ended		Change
	January 1, 2021	December 27, 2019	$	%
Revenue	$2,743.8	$4,253.6	$(1,509.8)	(35.5)%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,535.6	3,768.1	(1,232.5)	(32.7)%
Other operating expenses	228.7	231.2	(2.5)	(1.1)%
	2,764.3	3,999.3	(1,235.0)	(30.9)%
Operating (loss) income	(20.5)	254.3	(274.8)	(108.0)%
Interest and Other Financing Costs, net	100.4	79.6	20.8	26.2%
(Loss) Income Before Income Taxes	(120.9)	174.7	(295.6)	(169.2)%
(Benefit) Provision for Income Taxes	(39.5)	28.8	(68.3)	(237.2)%
Net (loss) income	$(81.4)	$145.9	$(227.3)	(155.8)%

	Three Months Ended		Change
Revenue by Segment(1)(2)	January 1, 2021	December 27, 2019	$	%
FSS United States	$1,445.8	$2,639.0	$(1,193.2)	(45.2)%
FSS International	694.5	946.2	(251.7)	(26.6)%
Uniform	603.5	668.4	(64.9)	(9.7)%
	$2,743.8	$4,253.6	$(1,509.8)	(35.5)%

	Three Months Ended		Change
Operating (Loss) Income by Segment(2)	January 1, 2021	December 27, 2019	$	%
FSS United States	$(14.8)	$185.9	$(200.7)	(107.9)%
FSS International	(3.0)	43.7	(46.7)	(106.9)%
Uniform	32.1	53.3	(21.2)	(39.8)%
Corporate	(34.8)	(28.6)	(6.2)	21.4%
	$(20.5)	$254.3	$(274.8)	(108.0)%

(1) As a percentage of total revenue, FSS United States represented 52.7% and 62.0%, FSS International represented 25.3% and 22.3% and Uniform represented 22.0% and 15.7% for the three month periods ended January 1, 2021 and December 27, 2019, respectively.
(2) Revenue and operating (loss) income for all segments were impacted by COVID-19 in the three month period of fiscal 2021.
Consolidated Overview
Revenue decreased by approximately 35.5% during the three month period of fiscal 2021 compared to the prior year period, which was mainly due to COVID-19, primarily from our clients either reducing or ceasing operations at certain locations across all of our segments.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three month periods ended January 1, 2021 and December 27, 2019.

	Three Months Ended
	January 1, 2021		December 27, 2019
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$1,350.0	93.4%	$2,331.6	88.4%
FSS International	676.6	97.4%	880.5	93.1%
Uniform	509.0	84.3%	556.0	83.2%
	$2,535.6	92.4%	$3,768.1	88.6%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three month periods ended January 1, 2021 and December 27, 2019.

	Three Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	January 1, 2021	December 27, 2019
Food and support service costs(1)	23.8%	28.7%
Personnel costs(2)	52.3%	46.2%
Other direct costs(1)	23.9%	25.1%
	100.0%	100.0%
(1) Food and support service costs and Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended January 1, 2021 mainly from reduced or ceased operations at certain client locations due to COVID-19 and, in addition, the impact of cost reduction efforts taken by management to reduce variable and fixed costs.
(2) Personnel costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended January 1, 2021 primarily due to some clients requiring us to maintain certain employment levels despite reduced operations.
Operating income decreased by approximately $274.8 million during the three month period of fiscal 2021 compared to the prior year period. Operating income was negatively impacted during the three month period of fiscal 2021 due to COVID-19, primarily attributable to clients either reducing or ceasing operations at certain locations across all of our segments. The negative impact of COVID-19 was partially offset by both U.S. and non-U.S. governmental labor related tax credits (see Note 1 to the condensed consolidated financial statements).
Interest and Other Financing Costs, net, increased 26.2% during the three month period of fiscal 2021 compared to the prior year period. The increase was primarily due to the issuance of $1,500.0 million of 6.375% Senior Notes during the third quarter of fiscal 2020.
The income tax benefit for the three month period of fiscal 2021 was recorded at an effective rate of 32.7% compared to income tax expense recorded at an effective rate of 16.5% in the prior year period. As a result of the CARES Act, we recorded a net income tax benefit of approximately $22.2 million during the three month period ended January 1, 2021. This benefit reflects the Net Operating Losses ("NOLs") expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at 35.0%. In addition, we recorded a valuation allowance of $16.1 million during the three month period ended January 1, 2021 against certain foreign tax credits that were re-established by the NOL carryback. The effective tax rate for the three months ended December 27, 2019 also includes an income tax benefit of approximately $18.6 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the first quarter of fiscal 2020, including by the former Chairman, President and Chief Executive Officer.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	January 1, 2021	December 27, 2019	%
Business & Industry	$154.4	$405.5	(61.9)%
Education	513.2	1,001.1	(48.7)%
Healthcare	186.8	227.2	(17.8)%
Sports, Leisure & Corrections	226.5	608.9	(62.8)%
Facilities & Other	364.9	396.3	(7.9)%
	$1,445.8	$2,639.0	(45.2)%
Historically, the Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. As described above, during the COVID-19 pandemic, operating income margins in the FSS United States sectors differ from our otherwise historical patterns.
FSS United States segment revenue decreased by approximately 45.2% during the three month period of fiscal 2021 compared to the prior year period. The decrease was primarily attributable to COVID-19, which significantly impacted our Sports, Leisure & Corrections sector due to limited professional sports stadium attendance, our Education sector where clients either have reduced or ceased operations at certain locations and our Business & Industry sector due to many clients working from home instead of the office.
Operating income decreased by approximately $200.7 million during the three month period of fiscal 2021 compared to the prior year period. Operating income was negatively impacted during the three month period of fiscal 2021 due to COVID-19. The profit decline from COVID-19 is primarily attributable to clients either reducing or ceasing operations at certain locations. The decrease during the three month period of fiscal 2021 was also attributable to:
•higher expenses related to our medical insurance programs (approximately $11.3 million); and
•lower income compared to the prior year relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector (approximately $5.3 million).
These decreases in operating income during the three month period of fiscal 2021 more than offset higher income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation programs when compared to the three month period of fiscal 2020 (approximately $7.8 million).
FSS International Segment
FSS International segment revenue decreased by approximately 26.6% during the three month period of fiscal 2021 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19 from government shutdowns. The decrease was partially offset by the positive impact of foreign currency translation during the three month period of fiscal 2021 (approximately 2.2%).
Operating income decreased by approximately $46.7 million during the three month period of fiscal 2021 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19, partially offset by labor related tax credits provided from government assistance programs (see Note 1 to the condensed consolidated financial statements). The decrease was also attributable to:
•charges related to a client contract dispute (approximately $2.6 million); and
•the negative impact of foreign currency translation (approximately $1.1 million).
Uniform Segment
Uniform segment revenue decreased by approximately 9.7% during the three month period of fiscal 2021 compared to the prior year period. The decrease was primarily attributable to COVID-19.
Operating income decreased by approximately $21.2 million during the three month period of fiscal 2021 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19, partially offset by labor related tax credits provided by government assistance programs (see Note 1 to the condensed consolidated financial statements). The decrease was also attributable to:
•a non-cash charge related to excess inventory (approximately $5.0 million); and

•an increase in personnel costs related to sales growth initiatives compared to the prior year period (approximately $4.0 million).
Operating income benefited during the three month period of fiscal 2021 from lower merger and integration charges from the AmeriPride acquisition (approximately $4.5 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $6.2 million during the three month period of fiscal 2021 compared to the prior year period. The increase was attributable to:
•higher share-based compensation expense primarily due to the shortening of the vesting period on the annual time-based option and restricted stock unit grants issued in September 2020 from four years to three years and the accelerated timing of the issuance of the annual grant (approximately $4.2 million); and
•charge related to exposure for a payroll tax matter (approximately $2.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of January 1, 2021, we had $1,166.2 million of cash and cash equivalents, approximately $850.4 million of availability under our senior secured revolving credit facility and approximately $351.2 million of availability under the Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of January 1, 2021, there were approximately $966.3 million of outstanding foreign currency borrowings.
In response to the COVID-19 pandemic, we previously undertook a number of actions to enhance our cash position, including increasing borrowings under our revolving credit facility and under our Receivables Facility, renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). We continue to apply effective cost discipline to mitigate the negative impacts of COVID-19 as well as leveraging relief provisions provided under the CARES Act and other foreign governmental programs (see Note 1 to the condensed consolidated financial statements). During the first quarter of fiscal 2021, we repaid $780.0 million of outstanding borrowings under our U.S. revolving credit facility and $315.6 million of borrowings under our Receivables Facility utilizing cash and cash equivalents on hand.
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents, including funds from the 6.375% 2025 Notes and availability under our revolving credit facility, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2023 and, with the additional funds from the 6.375% 2025 Notes and the covenant relief attained as a result of the credit agreement amendment implemented in April 2020, we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	January 1, 2021	December 27, 2019
Net cash used in operating activities	$(115.2)	$(309.5)
Net cash used in investing activities	(90.8)	(87.4)
Net cash (used in) provided by financing activities	(1,148.2)	411.6

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities decreased by approximately $194.3 million during the three month period of fiscal 2021 compared to the three month period of fiscal 2020, primarily driven by a lower use of cash of $472.9 million in operating assets and liabilities, partially offset by a $227.3 million decline in net (loss) income from the negative impact of COVID-19 on our business operations as discussed above. The $472.9 million change in operating assets and liabilities compared to the prior year period was primarily due to the following:
•Change in Accrued expenses was less of a use of cash by $263.2 million during the three month period of fiscal 2021 compared to the three month period of fiscal 2020 primarily due to the following: lower revenues in the current year period compared to the prior year period from lower client advances within our Higher Education business as a result of COVID-19; lower payments related to the annual bonus offset by the current year accrual; lower payments of payroll taxes related to the deferral of payments allowed under the CARES Act; and lower commission payments in our Sports business;
•Change in Receivables was less of a use of cash by $108.6 million during the three month period of fiscal 2021 compared to the three month period of fiscal 2020 due to the timing of collections and lower revenue from the impact of COVID-19; and
•Change in Accounts payable was less of a use of cash by $103.4 million during the three month period of fiscal 2021 compared to the three month period of fiscal 2020 due to the timing of disbursements and lower purchasing levels from the impact of COVID-19, mainly in our FSS United States and FSS International segments.
The three month period of fiscal 2021 includes approximately $35.1 million of proceeds associated with labor related tax credits from many foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). In addition, we received proceeds of approximately $38.3 million from U.S. governmental entities related to refunds from an accounting method change from a prior tax return year and estimated tax payments being higher than actual due to the impact of COVID-19. During the three month periods of fiscal 2021 and fiscal 2020, we received proceeds of approximately $17.0 million and $12.5 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption reflects adjustments to net (loss) income in the current year and prior year periods related to non-cash charges and adjustments to non-operating gains.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during the three month period of fiscal 2021 compared to the three month period of fiscal 2020 due to an increase in acquisitions and from an investment to a client that is reimbursable. These increases were partially offset by lower levels of capital expenditures. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $10.0 million and $15.3 million of proceeds during the three month periods of fiscal 2021 and 2020, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows (Used in) Provided by Financing Activities
During the three month period of fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the U.S. revolving credit facility ($780.0 million);
•repayments under the Receivables Facility ($315.6 million); and
•optional repayments of term loan borrowings ($16.5 million).
During the three month period of fiscal 2020, cash provided by financing activities was impacted by the following:
•an increase in funding under the Receivables Facility ($450.0 million); and
•proceeds from issuance of common stock as a result of higher stock option exercises ($26.1 million).
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2021 and fiscal 2020, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
In accordance with Amendment No. 9 ("Amendment No. 9") to the credit agreement, dated as of March 28, 2017, (as supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into during the third quarter of fiscal 2020, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect (see below).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of January 1, 2021, we were in compliance with these covenants.
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
In accordance with Amendment No. 9 to the Credit Agreement entered into during the third quarter of fiscal 2020, a covenant waiver period is in effect during the three months ended January 1, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. Additionally, in accordance with Amendment No. 9, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect. For additional information regarding the covenant waiver period and related provisions, see Part I, Item 7, "Liquidity and Capital Resources" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income (loss) of ASI and its restricted subsidiaries plus interest and other financing costs, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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
The following is a reconciliation of net loss attributable to ASI stockholder, which is a U.S. GAAP measure of ASI's operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

Twelve Months Ended
(in millions)	January 1, 2021
Net loss attributable to ASI stockholder	$(688.5)
Interest and other financing costs, net	403.6
Benefit for income taxes	(254.6)
Depreciation and amortization	585.8
Share-based compensation expense(1)	34.5
Unusual or non-recurring (gains) and losses(2)	198.6
Pro forma EBITDA for equity method investees(3)	8.9
Pro forma EBITDA for certain transactions(4)	3.7
Other(5)	539.3
Covenant Adjusted EBITDA	$831.3

(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 9 to the condensed consolidated financial statements).
(2)    Represents the fiscal 2020 non-cash impairment charge related to goodwill.
(3)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net loss attributable to ASI stockholder. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(4)    Represents the annualizing of net EBITDA from acquisitions made during the period.
(5)    "Other" for the twelve months ended January 1, 2021, includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of U.S. and non-U.S. governmental labor related credits ($244.0 million), severance charges ($156.3 million), non-cash impairment charges related to various assets ($34.3 million), non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties ($28.5 million), non-cash charges related to information technology assets ($26.1 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($24.1 million), expenses related to merger and integration related charges ($21.7 million), charges related to a client contract dispute ($17.9 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($16.3 million), a favorable non-cash settlement of a multiemployer pension plan obligation ($6.7 million), non-cash charge for excess inventory ($5.0 million), the impact of hyperinflation in Argentina ($2.5 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended January 1, 2021 are as follows(1):

	Covenant Requirement	Actual Ratio
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	2.06
(1)    The covenant waiver period for the Consolidated Secured Debt Ratio covenant is in effect for the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, our failure to maintain the minimum Interest Coverage Ratio does not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio. Due to the impact of COVID-19 on our financial results, we may fall below the covenant requirement of 2.000x related to this financial ratio in future periods, which may occur as early as our second quarter of fiscal 2021. We believe any short-term failure to maintain this ratio at the 2.000x level will not have a material impact on our business, results of operations or capital market strategies.
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
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. We insure portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of January 1, 2021. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of January 1, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $118.7 million and $92.1 million, respectively.
On February 2, 2021, our stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amends and restates our 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.
On February 2, 2021, our stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of our common stock as determined on the purchase date or ii) fair market value per share of our common stock as determined on the first trading day of the quarterly offering period. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares.
Supplemental Consolidating Information
Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, we are no longer required to provide condensed consolidating financial statements for Aramark and its subsidiaries, including the guarantors and non-guarantors under our Credit Agreement and the indentures governing our senior notes. ASI, the borrower under our Credit Agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to Aramark and Aramark Intermediate Holdco Corporation, the direct parent of ASI and a guarantor under our Credit Agreement, on the one hand, and ASI and its restricted subsidiaries on a standalone basis, on the other hand.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K, filed with the SEC on November 24, 2020. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the SEC on November 24, 2020.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 1, 2021 has not materially changed from October 2, 2020 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 2, 2020 filed with the SEC on November 24, 2020). During the first quarter of fiscal 2021, we repaid $780.0 million principal amount outstanding on the U.S. revolving credit facility and $315.6 million of outstanding borrowings under the Receivables Facility. See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels.

See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of January 1, 2021.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of January 1, 2021.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2021.

Aramark

By:	/s/ THOMAS G. ONDROF
Name:	Thomas G. Ondrof
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
3.1
Third Amended and Restated By-Laws of Aramark (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.1
Amendment No. 10, dated as of November 12, 2020, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l., each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.11 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.2
Registration Rights Agreement, dated as of December 14, 2020, by and between MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.3*	Letter Amendment to Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated December 14, 2020.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended January 1, 2021 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of January 1, 2021 and October 2, 2020; (ii) Condensed Consolidated Statements of (Loss) Income for the three months ended January 1, 2021 and December 27, 2019; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three ended January 1, 2021 and December 27, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 1, 2021 and December 27, 2019; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 1, 2021 and December 27, 2019; and (vi) Notes to condensed consolidated financial statements.

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