Form 10-Q
period 2021-04-02
Aramark
filed 2021-05-11
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended April 2, 2021 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 30, 2021, the number of shares of the registrant's common stock outstanding is 254,941,590.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 2, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,400,011	$2,509,188
Receivables (less allowances: 2021 - $78,362; 2020 - $74,925)	1,466,148	1,431,206
Inventories	424,473	436,473
Prepayments and other current assets	215,882	298,944
Total current assets	3,506,514	4,675,811
Property and Equipment, net	1,999,946	2,050,908
Goodwill	5,365,567	5,343,828
Other Intangible Assets	1,908,481	1,932,637
Operating Lease Right-of-use Assets	552,353	551,394
Other Assets	1,154,821	1,158,106
	$14,487,682	$15,712,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$80,804	$99,915
Current operating lease liabilities	78,398	71,810
Accounts payable	684,913	663,455
Accrued expenses and other current liabilities	1,553,055	1,512,278
Total current liabilities	2,397,170	2,347,458
Long-Term Borrowings	8,105,633	9,178,508
Noncurrent Operating Lease Liabilities	320,772	341,667
Deferred Income Taxes and Other Noncurrent Liabilities	1,030,806	1,099,075
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interest	9,764	9,988
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2021—292,943,738 shares and 2020—290,663,529 shares; and outstanding: 2021—254,928,383 shares and 2020—253,042,169 shares)	2,929	2,907
Capital surplus	3,481,729	3,416,132
Retained earnings	315,705	532,379
Accumulated other comprehensive loss	(255,081)	(307,258)
Treasury stock (shares held in treasury: 2021—38,015,355 shares and 2020—37,621,360 shares)	(921,745)	(908,172)
Total stockholders' equity	2,623,537	2,735,988
	$14,487,682	$15,712,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 2, 2021	March 27, 2020
Revenue	$2,819,692	$3,731,559
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,592,243	3,407,589
Depreciation and amortization	137,319	147,975
Selling and general corporate expenses	84,784	75,071
Goodwill impairment	—	198,600
	2,814,346	3,829,235
Operating income (loss)	5,346	(97,676)
Interest and Other Financing Costs, net	96,278	99,822
Loss Before Income Taxes	(90,932)	(197,498)
(Benefit) Provision for Income Taxes	(13,269)	4,523
Net loss	(77,663)	(202,021)
Less: Net (loss) income attributable to noncontrolling interest	(87)	239
Net loss attributable to Aramark stockholders	$(77,576)	$(202,260)

Loss per share attributable to Aramark stockholders:
Basic	$(0.30)	$(0.80)
Diluted	$(0.30)	$(0.80)
Weighted Average Shares Outstanding:
Basic	254,508	252,354
Diluted	254,508	252,354

	Six Months Ended
	April 2, 2021	March 27, 2020
Revenue	$5,563,481	$7,985,156
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	5,127,870	7,175,702
Depreciation and amortization	275,893	295,911
Selling and general corporate expenses	174,839	158,326
Goodwill impairment	—	198,600
	5,578,602	7,828,539
Operating (loss) income	(15,121)	156,617
Interest and Other Financing Costs, net	196,687	179,407
Loss Before Income Taxes	(211,808)	(22,790)
(Benefit) Provision for Income Taxes	(52,765)	33,348
Net loss	(159,043)	(56,138)
Less: Net (loss) income attributable to noncontrolling interest	(224)	361
Net loss attributable to Aramark stockholders	$(158,819)	$(56,499)

Loss per share attributable to Aramark stockholders:
Basic	$(0.63)	$(0.23)
Diluted	$(0.63)	$(0.23)
Weighted Average Shares Outstanding:
Basic	254,088	250,543
Diluted	254,088	250,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	April 2, 2021	March 27, 2020
Net loss	$(77,663)	$(202,021)
Other comprehensive income (loss), net of tax
Pension plan adjustments	—	(286)
Foreign currency translation adjustments	(735)	(41,893)
Fair value of cash flow hedges	18,058	(65,921)
Share of equity investee's comprehensive income (loss)	748	(145)
Other comprehensive income (loss), net of tax	18,071	(108,245)
Comprehensive loss	(59,592)	(310,266)
Less: Net (loss) income attributable to noncontrolling interest	(87)	239
Comprehensive loss attributable to Aramark stockholders	$(59,505)	$(310,505)

	Six Months Ended
	April 2, 2021	March 27, 2020
Net loss	$(159,043)	$(56,138)
Other comprehensive income (loss), net of tax
Pension plan adjustments	(975)	(571)
Foreign currency translation adjustments	25,447	(27,308)
Fair value of cash flow hedges	27,177	(59,168)
Share of equity investee's comprehensive income	528	2
Other comprehensive income (loss), net of tax	52,177	(87,045)
Comprehensive loss	(106,866)	(143,183)
Less: Net (loss) income attributable to noncontrolling interest	(224)	361
Comprehensive loss attributable to Aramark stockholders	$(106,642)	$(143,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net loss	$(159,043)	$(56,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	275,893	295,911
Goodwill impairment	—	198,600
Deferred income taxes	(31,146)	17,405
Share-based compensation expense	34,888	4,259
Changes in operating assets and liabilities:
Accounts Receivable	(6,728)	(73,677)
Inventories	17,414	5,166
Prepayments and Other Current Assets	86,275	(6,951)
Accounts Payable	7,819	(218,211)
Accrued Expenses	7,712	(304,053)
Payments made to clients on contracts	(28,854)	(26,355)
Other operating activities	17,631	72,418
Net cash provided by (used in) operating activities	221,861	(91,626)
Cash flows from investing activities:
Purchases of property and equipment and other	(148,318)	(213,569)
Disposals of property and equipment	5,567	8,238
Acquisition of certain businesses, net of cash acquired	(37,923)	(14,922)
Proceeds from governmental agencies related to property and equipment	10,000	23,550
Other investing activities	(5,036)	115
Net cash used in investing activities	(175,710)	(196,588)
Cash flows from financing activities:
Proceeds from long-term borrowings	65,343	1,822,955
Payments of long-term borrowings	(871,748)	(935,258)
Net change in funding under the Receivables Facility	(315,600)	400,000
Payments of dividends	(55,875)	(55,257)
Proceeds from issuance of common stock	27,277	85,048
Repurchase of common stock	—	(6,540)
Other financing activities	(13,028)	(65,658)
Net cash (used in) provided by financing activities	(1,163,631)	1,245,290
Effect of foreign exchange rates on cash and cash equivalents	8,303	(755)
(Decrease) increase in cash and cash equivalents	(1,109,177)	956,321
Cash and cash equivalents, beginning of period	2,509,188	246,643
Cash and cash equivalents, end of period	$1,400,011	$1,202,964

	Six Months Ended
(dollars in millions)	April 2, 2021	March 27, 2020
Interest paid	$186.3	$179.3
Income taxes (refunded) paid	(109.9)	36.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)
Net loss attributable to Aramark stockholders	(77,576)			(77,576)
Other comprehensive income	18,071				18,071
Capital contributions from issuance of common stock	20,244	10	20,234
Share-based compensation expense	16,576		16,576
Repurchase of common stock	(2,952)					(2,952)
Payments of dividends	(27,965)			(27,965)
Balance, April 2, 2021	$2,623,537	$2,929	$3,481,729	$315,705	$(255,081)	$(921,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net income attributable to Aramark stockholders	145,761			145,761
Other comprehensive income	21,200				21,200
Capital contributions from issuance of common stock	60,623	42	60,581
Share-based compensation expense	14,116		14,116
Repurchases of common stock	(80,459)					(80,459)
Payments of dividends	(29,712)			(29,712)
Balance, December 27, 2019	$3,451,576	$2,871	$3,311,147	$1,223,078	$(195,765)	$(889,755)
Net loss attributable to Aramark stockholders	(202,260)			(202,260)
Other comprehensive loss	(108,245)				(108,245)
Capital contributions from issuance of common stock	68,908	31	68,877
Capital contribution from stockholder	14,814		14,814
Share-based compensation expense reversal	(9,857)		(9,857)
Repurchase of common stock	(17,719)					(17,719)
Payments of dividends	(27,772)			(27,772)
Balance, March 27, 2020	$3,169,445	$2,902	$3,384,981	$993,046	$(304,010)	$(907,474)

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
Standards Not Yet Adopted (from most to least recent date of issuance)
In January 2021, the FASB issued an ASU which clarifies certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of LIBOR and the reference rate reform standard. The Company may adopt this guidance through December 2022 if the remaining amendment to the reference rate reform standard is adopted. The Company is currently evaluating the impact of this standard.
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
The summary of the components of comprehensive (loss) income is as follows (in thousands):

	Three Months Ended
	April 2, 2021			March 27, 2020
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net loss			$(77,663)			$(202,021)
Pension plan adjustments	—	—	—	(286)	—	(286)
Foreign currency translation adjustments	(3,486)	2,751	(735)	(41,579)	(314)	(41,893)
Fair value of cash flow hedges	24,403	(6,345)	18,058	(89,083)	23,162	(65,921)
Share of equity investee's comprehensive income (loss)	748	—	748	(145)	—	(145)
Other comprehensive income (loss)	21,665	(3,594)	18,071	(131,093)	22,848	(108,245)
Comprehensive loss			(59,592)			(310,266)
Less: Net (loss) income attributable to noncontrolling interest			(87)			239
Comprehensive loss attributable to Aramark stockholders			$(59,505)			$(310,505)

	Six Months Ended
	April 2, 2021			March 27, 2020
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net loss			$(159,043)			$(56,138)
Pension plan adjustments	(975)	—	(975)	(571)	—	(571)
Foreign currency translation adjustments	24,198	1,249	25,447	(27,225)	(83)	(27,308)
Fair value of cash flow hedges	36,726	(9,549)	27,177	(79,957)	20,789	(59,168)
Share of equity investee's comprehensive income	528	—	528	2	—	2
Other comprehensive income (loss)	60,477	(8,300)	52,177	(107,751)	20,706	(87,045)
Comprehensive loss			(106,866)			(143,183)
Less: Net (loss) income attributable to noncontrolling interest			(224)			361
Comprehensive loss attributable to Aramark stockholders			$(106,642)			$(143,544)

Accumulated other comprehensive loss consists of the following (in thousands):

	April 2, 2021	October 2, 2020
Pension plan adjustments	$(73,866)	$(72,891)
Foreign currency translation adjustments	(110,490)	(135,937)
Cash flow hedges	(60,421)	(87,598)
Share of equity investee's accumulated other comprehensive loss	(10,304)	(10,832)
	$(255,081)	$(307,258)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction losses for Argentina during the three and six month periods of both fiscal 2021 and 2020 were immaterial to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Current Assets
The Company insures portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 2, 2021. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of April 2, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $142.1 million and $92.1 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both April 2, 2021 and October 2, 2020 was $42.5 million.
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
Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance continues to remain uncertain. The decline in operations from COVID-19 caused a deterioration in the Company's revenue, operating income (loss) and net loss for the three and six months ended April 2, 2021 and March 27, 2020. The impact of the deterioration was more significant during the three and six month periods of fiscal 2021 than the three and six month periods of fiscal 2020 due to the pandemic not materially affecting operations until late in the second quarter of fiscal 2020. The allowance for credit losses increased to $78.4 million as of April 2, 2021 compared to $74.9 million as of October 2, 2020, which includes the Company's current estimates that reflect the continued economic uncertainty resulting from COVID-19. Certain businesses, mainly those related to the Company's Sports, Leisure & Corrections, Education and Business & Industry sectors, continue to be significantly impacted by COVID-19. However, some operations have started to recover as vaccines are distributed and lockdowns are lifted. In response, the Company continues to apply effective cost discipline to mitigate the negative impact of COVID-19 as well as take advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other U.S. and foreign governmental programs (see below and Note 7).
The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, which continue to be highly uncertain and cannot be predicted.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per year through December 31, 2020. Additional relief provisions were passed by the U.S. government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. During the three and six months ended April 2, 2021, the Company recorded $2.0 million and $3.1 million related to the CARES Employee Retention credit in “Cost of services provided (exclusive of depreciation and amortization)” on the Company’s Condensed Consolidated Statements of Loss.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $128.5 million of social security taxes remain deferred, of which 50% are recorded as liabilities within

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
"Accrued expenses and other current liabilities" and 50% are recorded as liabilities within "Deferred Income Taxes and Other Noncurrent Liabilities," on the Company’s Condensed Consolidated Balance Sheets as of April 2, 2021.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for these tax credits and expects to continue to receive additional tax credits for qualified wages in foreign jurisdictions further into fiscal 2021. The Company recorded approximately $39.5 million and $74.0 million of labor related tax credits during the three and six months ended April 2, 2021, respectively, within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Loss, of which approximately $4.5 million and $9.2 million were recorded in the Uniform segment and the remaining balances were recorded in the FSS International segment.
The Company accounts for these labor related tax credits as a reduction to the expense that they are intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits.
NOTE 2. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to better support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges primarily recognized during the third and fourth quarters of fiscal 2020. The Company reversed approximately $5.4 million of unpaid obligations related to severance during both the three and six month periods ended April 2, 2021, which were recorded in both "Costs of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" in the Condensed Consolidated Statements of Loss. As of April 2, 2021 and October 2, 2020, the Company had an accrual of approximately $63.0 million and $118.5 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out within the next year.
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
Changes in total goodwill during the six months ended April 2, 2021 are as follows (in thousands):

Segment	October 2, 2020	Acquisitions	Translation	April 2, 2021
FSS United States	$3,953,332	$6,920	$65	$3,960,317
FSS International	426,118	—	14,181	440,299
Uniforms	964,378	27	546	964,951
	$5,343,828	$6,947	$14,792	$5,365,567
During the second quarter of fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment.
Other intangible assets consist of the following (in thousands):

	April 2, 2021			October 2, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,970,874	$(1,115,565)	$855,309	$2,195,700	$(1,308,002)	$887,698
Trade names	1,056,366	(3,194)	1,053,172	1,052,744	(7,805)	1,044,939
	$3,027,240	$(1,118,759)	$1,908,481	$3,248,444	$(1,315,807)	$1,932,637
Amortization of intangible assets for the six months ended April 2, 2021 and March 27, 2020 was approximately $57.6 million and $58.2 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	April 2, 2021	October 2, 2020
Senior secured revolving credit facility, due October 2023	$110,827	$849,895
Senior secured term loan facility, due October 2023	457,463	485,346
Senior secured term loan facility, due March 2024	830,530	830,133
Senior secured term loan facility, due March 2025	1,659,783	1,659,194
Senior secured term loan facility, due January 2027	884,553	888,540
5.000% senior notes, due April 2025	594,041	593,381
3.125% senior notes, due April 2025(1)	379,625	377,960
6.375% senior notes, due May 2025	1,481,301	1,479,341
4.750% senior notes, due June 2026	495,779	495,426
5.000% senior notes, due February 2028	1,139,495	1,138,864
Receivables Facility, due June 2022	—	315,600
Finance leases	137,285	142,588
Other	15,755	22,155
	8,186,437	9,278,423
Less—current portion	(80,804)	(99,915)
	$8,105,633	$9,178,508

(1)	This is a Euro denominated borrowing.
As of April 2, 2021, there were approximately $946.0 million of outstanding foreign currency borrowings.
Beginning in the second quarter of fiscal 2020, the Company increased its borrowings under the revolving credit facility and the Receivables Facility and also issued new senior unsecured notes in order to provide additional cash availability and maximize flexibility in response to uncertainty surrounding COVID-19. As of April 2, 2021, the Company had $110.8 million of borrowings under the revolving credit facility, no borrowings under the Receivables Facility, $1,400.0 million of cash and cash equivalents, approximately $819.6 million of availability under the senior secured revolving credit facility and approximately $389.7 million of availability under the Receivables Facility. During the six month period of fiscal 2021, the Company repaid $780.0 million of outstanding borrowings under the U.S. revolving credit facility and $315.6 million of outstanding borrowings under the Receivables Facility utilizing cash and cash equivalents on hand. Additionally, during the six month period of fiscal 2021, the Company made $42.9 million of repayments on term loan borrowings.
In accordance with Amendment No. 9 ("Amendment No. 9") to the credit agreement, dated as of March 28, 2017, (as supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into during the third quarter of fiscal 2020, a covenant waiver period is in effect during the three and six months ended April 2, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. See Part IV, Item 15, "Note 5" in the Company's Annual Report on Form 10-K, filed with the SEC on November 24, 2020 for additional discussion of the terms of Amendment No. 9.
The Company's Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, the Company could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, the Company’s failure to maintain the minimum Interest Coverage Ratio does not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. As of April 2, 2021, the Company was not in compliance with this covenant. Due to the impact of COVID-19 on the Company's financial results, the Company fell below the interest coverage covenant requirement of 2.000x during the second quarter of fiscal 2021 (with an actual ratio of 1.79x as of April 2, 2021). The short-term failure to maintain this ratio at the 2.000x level does not have a material impact on the business, results of operations or capital market strategies.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On April 6, 2021, the Company entered into Amendment No. 11 ("Amendment No. 11") to the Credit Agreement. Amendment No. 11 provides for, among other things, the extension of the maturity date, in each case, applicable to a portion of the revolving credit facility (the "2018 Tranche Revolving Facility"), a portion of the Canadian dollar denominated term loan due October 2023 (the "Canadian Term A-2 Loans"), a portion of the euro denominated term loan due October 2023 (the "Euro Term A-1 Loans"), all of the yen denominated term loan due October 2023 (the "Yen Term C-1 Loans") and all of the U.S. dollar denominated term loan due 2024 (the "U.S. Term B-2 Loans") and an increase of approximately $200.0 million in commitments available under the 2018 Tranche Revolving Facility, in each case, under the Credit Agreement through the establishment of Replacement Revolving Commitments (as defined in the Credit Agreement), New Revolving Commitments (as defined in the Credit Agreement), borrowings of Extended Term Loans (as defined in the Credit Agreement) and borrowings of Refinancing Term Loans (as defined in the Credit Agreement), as applicable, under the Credit Agreement comprised of (i) in the case of the 2018 Tranche Revolving Facility, new 2021 Tranche Revolving Commitments (the "New 2021 Tranche Revolving Commitments") in an amount equal to $1,153.1 million, terminating in April 2026, (ii) in the case of the Canadian Term A-2 Loans, new Canadian dollar denominated term loans (the "Canadian Term A-3 Loans") in an amount equal to C$276.9 million, due in April 2026, (iii) in the case of the Euro Term A-1 Loans, new euro denominated term loans (the "Euro Term A-2 Loans") in an amount equal to €78.8 million, due in April 2026, (iv) in the case of the Yen Term C-1 Loans, new yen denominated term loans (the "Yen Term C-2 Loans") in an amount equal to ¥9,343.3 million, due in April 2026 and (v) in the case of the U.S. Term B-2 Loans, new U.S. dollar denominated term loans (the "U.S. Term B-5 Loans") in an amount equal to $833.0 million, due in April 2028. The new Canadian Term A-3 Loans, Euro Term A-2 Loans, Yen Term C-2 Loans and U.S. Term B-5 Loans were funded in full on April 6, 2021 and were applied by the Company to refinance in part the Canadian Term A-2 Loans and Euro Term A-1 Loans and to refinance in full the Yen Term C-1 Loans and U.S. Term B-2 Loans, in each case, previously outstanding under the Credit Agreement. As of April 6, 2021 and after giving effect to Amendment No. 11, $53.7 million of 2018 Tranche Revolving Commitments, €33.6 million of Euro Term A-1 Loans and C$27.1 million of Canadian Term A-2 Loans remained outstanding under the Credit Agreement, as amended by Amendment No. 11, in each case due in October 2023 (which date is unchanged from the maturity date previously applicable to such loans and commitments, as applicable).
The New 2021 Tranche Revolving Commitments bear interest at a rate equal to, at the Company’s option, depending on the currency of the loans borrowed under the New 2021 Tranche Revolving Commitments, either (a) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party, (b) a Eurocurrency Rate comprised of a LIBOR rate determined by reference to the costs of funds for deposits in the relevant currency for the interest period relevant to such borrowing adjusted for certain additional costs, (c) a EURIBOR rate determined by reference to the euro interbank offered rate administered by the European Money Markets Institute, (d) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Bank Act of Canada rate plus 1.00%, (e) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00%, or (f) a SONIA rate determined by reference to the Sterling Overnight Index Average, in each case, plus an applicable margin set initially at 1.625% for borrowings based on the Bank Act of Canada rate or Eurocurrency Rate, 1.6576% for borrowings based on the SONIA rate and 0.625% for borrowings based on the Canadian base rate or base rate, in each case, subject to a reduction of 0.125% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and an additional reduction of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00, with such reductions subject to a minimum applicable margin of 1.125% for borrowings based on the Bank Act of Canada rate or Eurocurrency Rate, 1.1576% for borrowings based on the SONIA Rate and 0.125% for borrowings based on the Canadian base rate or base rate. In addition to paying interest on outstanding principal under the 2021 Tranche Revolving Commitments, the Company is required to pay a commitment fee to the lenders providing the 2021 Tranche Revolving Commitments in respect of the unutilized commitments thereunder, initially set at 0.30%, subject to a reduction of 0.05% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and an additional reduction of 0.05% for decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00 and a further reduction of 0.05% upon a decline of 1.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00. The New 2021 Tranche Revolving Commitments are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing 2018 Tranche Revolving Facility outstanding under the Credit Agreement. For the avoidance of doubt, the remaining 2018 Revolving Tranche Commitments shall be available only in U.S. Dollars and shall bear interest and accrue unused fees at rates consistent with the 2021 Tranche Revolving Facility.
The new Canadian Term A-3 Loans bear interest at a rate equal to, at the Company’s option, either (a) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Bank Act of Canada rate plus 1.00% plus an applicable margin set initially at 1.625% for borrowings based on the Bank Act of Canada rate and 0.625% for borrowings based on the Canadian base rate, in each case, subject to a reduction of 0.125% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and additional reductions of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00, with such reductions subject to

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a minimum applicable margin of 1.125% for borrowings based on the Bank Act of Canada rate and 0.125% for borrowings based on the Canadian base rate or base rate. The new Canadian Term A-3 Loans require the payment of installments in quarterly principal amounts of C$3.5 million from June 30, 2021 through March 31, 2023, C$5.2 million from June 30, 2023 through March 31, 2024, C$6.9 million from June 30, 2024 through March 31, 2025, C$10.4 million from June 30, 2025 through March 31, 2026, and C$159.7 million at maturity. The Canadian Term A-3 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Canadian Term A-2 Loans outstanding under the Credit Agreement. For the avoidance of doubt, the remaining Canadian Term A-2 Loans shall bear interest at rates consistent with the Canadian Term A-3 Loans. Amortization payments in respect of the remaining Canadian Term A-2 Loans have been reduced on a pro rata basis to reflect the partial refinancing thereof.
The new Euro Term A-2 Loans bear interest at a rate equal to a EURIBOR rate determined by reference to the euro interbank offered rate administered by the European Money Markets Institute for the interest period relevant to such borrowing adjusted for certain additions plus an applicable margin set initially at 1.625%, subject to a reduction of 0.125% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and additional reductions of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00, with such reductions subject to a minimum applicable margin of 1.125%. The new Euro Term A-2 Loans require the payment of installments in quarterly principal amounts of €1.0 million from June 30, 2021 through March 31, 2023, €1.5 million from June 30, 2023 through March 31, 2024, €2.0 million from June 30, 2024 through March 31, 2025, €3.0 million from June 30, 2025 through March 31, 2026, and €45.3 million at maturity. The Euro Term A-2 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Euro Term A-1 Loans outstanding under the Credit Agreement. For the avoidance of doubt, the remaining Euro Term A-1 Loans shall bear interest at rates consistent with the Euro Term A-1 Loans. Amortization payments in respect of the remaining Euro Term A-1 Loans have been reduced on a pro rata basis to reflect the partial refinancing thereof.
The new Yen Term C-2 Loans bear interest at a rate equal to (x) prior to January 31, 2022, a LIBOR rate determined by reference to the costs of funds for deposits in Yen and (y) from and after January 31, 2022, a TIBOR rate determined by reference to the Tokyo interbank offered rate administered by the Japan Shadan Hoiin JBA TIBOR Administration, in each case, for the interest period relevant to such borrowing adjusted for certain additional costs plus an applicable margin set initially at 1.625%, subject to a reduction of 0.125% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and additional reductions of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00, with such reductions subject to a minimum applicable margin of 1.125%. The new Yen Term C-2 require the payment of installments in quarterly principal amounts of ¥116.8 million from June 30, 2021 through March 31, 2023, ¥175.2 million from June 30, 2023 through March 31, 2024, ¥233.6 million from June 30, 2024 through March 31, 2025, ¥350.4 million from June 30, 2025 through March 31, 2026, and ¥5,372.4 million at maturity. Except as otherwise described above with respect the interest rates applicable thereto, the Yen Term C-2 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Yen Term C Loans outstanding under the Credit Agreement.
The new U.S. Term B-5 Loans bear interest rate equal to either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 2.50% for borrowings based on the LIBOR rate and 1.50% for borrowings based on the base rate. The U.S. Term B-5 Loans require the payment of installments in quarterly principal amount of $2.1 million from June 30, 2021 through March 31, 2028, and $774.7 million at maturity. The U.S. Term B-5 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term B Loans outstanding under the Credit Agreement.
On May 3, 2021, the Company issued a notice that it will repay the entire outstanding aggregate principal amount of $500.0 million on the 4.750% Senior Notes due 2026 (the "4.750% 2026 Notes") at a redemption price of 102.375% of the aggregate principal amount of the 4.750% 2026 Notes, together with accrued and unpaid interest on the 4.750% 2026 Notes effective on June 2, 2021.
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
Cash Flow Hedges
The Company has approximately $2.6 billion notional amount of outstanding interest rate swap agreements as of April 2, 2021, which fix the rate on a like amount of variable rate borrowings through January of fiscal 2025. During the six months ended April 2, 2021, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of April 2, 2021 and October 2, 2020, approximately ($60.4) million and ($87.6) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	April 2, 2021	March 27, 2020
Interest rate swap agreements[1]	$12,169	$(92,256)

	Six Months Ended
	April 2, 2021	March 27, 2020
Interest rate swap agreements[1]	$10,927	$(85,330)

(1)	The three and six month periods of fiscal 2020 were impacted by changes in interest rates due to actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of April 2, 2021, the Company has contracts for approximately 6.0 million gallons outstanding through December of fiscal 2022. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts were gains of approximately $2.2 million and $5.8 million for the three and six months ended April 2, 2021, respectively. The impact on earnings related to the change in fair value of these unsettled contracts were losses of approximately $12.1 million and $9.0 million for the three and six months ended March 27, 2020, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Loss. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Loss.
As of April 2, 2021, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 2, 2021	October 2, 2020
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$4,029	$—

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	4,571	1,494
Interest rate swap agreements	Other Noncurrent Liabilities	77,079	116,882
		81,650	118,376

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	17	121
Gasoline and diesel fuel agreements	Accounts payable	—	1,805
		$81,667	$120,302
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Loss (in thousands):

		Three Months Ended
	Income Statement Location	April 2, 2021	March 27, 2020
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$12,234	$3,173
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(3,886)	12,703
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	(505)	170
		(4,391)	12,873
		$7,843	$16,046

		Six Months Ended
	Income Statement Location	April 2, 2021	March 27, 2020
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$25,799	$5,373
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(6,027)	8,905
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	(103)	68
		(6,130)	8,973
		$19,669	$14,346

At April 2, 2021, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $34.6 million.

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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2021 (1)	March 27, 2020(1)	April 2, 2021 (1)	March 27, 2020(1)
FSS United States:
Business & Industry	$157.8	$369.2	$312.2	$774.7
Education	583.4	805.5	1,096.6	1,806.6
Healthcare	197.0	221.0	383.8	448.2
Sports, Leisure & Corrections	224.2	444.4	450.7	1,053.3
Facilities & Other	388.6	391.0	753.5	787.3
Total FSS United States	1,551.0	2,231.1	2,996.8	4,870.1

FSS International:
Europe	307.2	445.5	636.4	948.2
Rest of World	370.5	408.0	735.8	851.5
Total FSS International	677.7	853.5	1,372.2	1,799.7

Uniform	591.0	647.0	1,194.5	1,315.4

Total Revenue	$2,819.7	$3,731.6	$5,563.5	$7,985.2

(1)
COVID-19 had a more significant negative impact on revenue for the three and six month periods ended April 2, 2021 than the three and six month periods ended March 27, 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the arrangement is short term in nature. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the six months ended April 2, 2021, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the six months ended April 2, 2021, the Company recognized $163.3 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	April 2, 2021	October 2, 2020
Deferred income(1)	$237.1	$263.8

(1)	Due to the impact of COVID-19, the Company has refunded approximately $20.6 million of advanced payments primarily for meal plans to clients during the six month period ended April 2, 2021.

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
As a result of the CARES Act, the Company recorded a net benefit to the (Benefit) Provision for Income Taxes of approximately $12.1 million and $34.3 million during the three and six month periods ended April 2, 2021, respectively, which reflect the NOLs expected to be carried back to Pre-TCJA tax years at 35.0%. In addition, the Company recorded a valuation allowance to the (Benefit) Provision for Income Taxes of $10.1 million and $26.2 million during the three and six month periods ended April 2, 2021, respectively, against certain foreign tax credits ("FTCs") that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized.
As of April 2, 2021, the Company had an income tax receivable balance of approximately $3.1 million, which primarily reflects the expected remaining proceeds to be refunded for NOLs generated in fiscal 2020 and through the six months of fiscal 2021 based on the carry back to Pre-TCJA years. During the second quarter of fiscal 2021, the Company received approximately $93.6 million of proceeds related to the fiscal 2020 income tax return from the NOLs generated in fiscal 2020 as a result of the CARES Act. The Company also recorded an additional $138.4 million of FTCs and $4.9 million of general business credits in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Condensed Consolidated Balance Sheets that will be used to offset future federal income tax liabilities as of April 2, 2021. The $138.4 million of FTCs are partially offset by the $26.2 million valuation allowance recorded as of April 2, 2021. The Company continues to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). Based on cumulative losses in certain subsidiaries in the FSS International segment as negative evidence, the Company recorded a valuation allowance against DTAs of approximately $14.4 million within the Condensed Consolidated Statements of Loss during the three and six month periods ended April 2, 2021.
NOTE 8. STOCKHOLDERS' EQUITY:
During the six months ended April 2, 2021 and March 27, 2020, the Company paid cash dividends of approximately $55.9 million and $55.3 million to its stockholders, respectively. On May 10, 2021, the Company's Board declared a $0.11 dividend per share of common stock, payable on June 9, 2021, to shareholders of record on the close of business on May 26, 2021.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At April 2, 2021 and October 2, 2020, zero shares of preferred stock were issued or outstanding.
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
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. The Company's first purchase window began on April 1, 2021. There were no shares purchased under the ESPP during the three and six months ended April 2, 2021 as the first purchase will not occur until June of fiscal 2021.
NOTE 9. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and Deferred Stock Units classified as "Selling and general corporate expenses" on the Condensed Consolidated Statements of Loss (in millions).

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
TBOs(1)	$3.6	$2.1	$7.7	$5.0
TBO-Rs	1.1	—	2.2	—
RSUs(1)	11.4	7.6	24.0	15.7
PSUs(1)	—	(19.9)	—	(17.3)
Deferred Stock Units	0.5	0.4	1.0	0.9
	$16.6	$(9.8)	$34.9	$4.3

Taxes related to share-based compensation	$6.0	$(2.6)	$12.6	$0.9
Cash Received from Option Exercises	19.5	58.9	27.3	85.0
Tax Benefit on Share Deliveries(2)	3.6	26.9	2.8	45.5

(1)
Share-based compensation expense increased during the three and six month periods of fiscal 2021 due to the shortening of the vesting period on the annual grants issued in September 2020 from four years to three years and, for the six month period of fiscal 2021, the accelerated timing of the issuance of the annual grant. Additionally, share-based compensation was reduced during the second quarter of fiscal 2020 based on lower than estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $22.6 million.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Loss:
Net loss attributable to Aramark stockholders	$(77,576)	$(202,260)	$(158,819)	$(56,499)
Shares:
Basic weighted-average shares outstanding	254,508	252,354	254,088	250,543
Effect of dilutive securities(1)	—	—	—	—
Diluted weighted-average shares outstanding	254,508	252,354	254,088	250,543

Basic Loss Per Share:
Net loss attributable to Aramark stockholders	$(0.30)	$(0.80)	$(0.63)	$(0.23)
Diluted Loss Per Share:
Net loss attributable to Aramark stockholders	$(0.30)	$(0.80)	$(0.63)	$(0.23)

(1)
Incremental shares of 2.2 million and 2.0 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended April 2, 2021, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods. Incremental shares of 2.1 million and 3.8 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended March 27, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 9.2 million and 5.0 million shares were outstanding for the three months ended April 2, 2021 and March 27, 2020, respectively, but were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million and 1.7 million shares were outstanding for the three months ended April 2, 2021 and March 27, 2020, respectively, but were not included in the computation of diluted loss per common share, as the performance targets were not yet met.
Share-based awards to purchase 11.6 million and 4.1 million shares were outstanding for the six months ended April 2, 2021 and March 27, 2020, respectively, but were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million and 1.7 million shares were outstanding for the six months ended April 2, 2021 and March 27, 2020, respectively, but were not included in the computation of diluted loss per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $29.1 million at April 2, 2021 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 2, 2021.
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
The Company is involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. The Company is simultaneously litigating the matter and attempting to reach a negotiated resolution. The Company recorded a

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of April 2, 2021, the Company has accrued its best estimate of the probable loss associated with this contract, which is approximately $19.7 million. The Company believes it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of April 2, 2021, the Company had $3.0 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2021.
NOTE 12. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the six months ended April 2, 2021 and March 27, 2020, the Company received proceeds of approximately $10.0 million and $15.3 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Loss. During the second quarter of fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment. COVID-19 had a more significant negative impact on revenue and operating income (loss) for the three and six month periods ended April 2, 2021 than the three and six month periods ended March 27, 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020. Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	April 2, 2021	March 27, 2020
FSS United States	$1,551.0	$2,231.1
FSS International	677.7	853.5
Uniform	591.0	647.0
	$2,819.7	$3,731.6

	Operating Income (Loss)
	Three Months Ended
	April 2, 2021	March 27, 2020
FSS United States	$0.9	$65.8
FSS International	12.3	(191.2)
Uniform	21.7	46.8
	34.9	(78.6)
Corporate	(29.5)	(19.1)
Operating Income (Loss)	5.4	(97.7)
Interest and Other Financing Costs, net	96.3	99.8
Loss Before Income Taxes	$(90.9)	$(197.5)

	Revenue
	Six Months Ended
	April 2, 2021	March 27, 2020
FSS United States	$2,996.8	$4,870.1
FSS International	1,372.2	1,799.7
Uniform	1,194.5	1,315.4
	$5,563.5	$7,985.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating (Loss) Income
	Six Months Ended
	April 2, 2021	March 27, 2020
FSS United States	$(13.9)	$251.7
FSS International	9.3	(147.5)
Uniform	53.8	100.1
	49.2	204.3
Corporate	(64.3)	(47.7)
Operating (Loss) Income	(15.1)	156.6
Interest and Other Financing Costs, net	196.7	179.4
Loss Before Income Taxes	$(211.8)	$(22.8)

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at April 2, 2021 and October 2, 2020 was $8,389.2 million and $9,260.0 million, respectively. The carrying value of the Company's debt at April 2, 2021 and October 2, 2020 was $8,186.4 million and $9,278.4 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
NOTE 14. SUBSEQUENT EVENTS:
On April 28, 2021, the Company signed an agreement to acquire Next Level Hospitality, a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities. Founded in 2017, Next Level serves hundreds of locations in the U.S., primarily in the East Coast, Midwest and Texas. The deal is scheduled to close in the Company's fiscal third quarter, subject to customary closing conditions and regulatory approvals.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended April 2, 2021 and March 27, 2020 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 2, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 24, 2020.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The decline in our operations from COVID-19 caused a deterioration in our revenue, operating income (loss) and net loss for the three and six months ended April 2, 2021 and March 27, 2020. The impact of the deterioration was more significant during the three and six month periods of fiscal 2021 than the three and six month periods of fiscal 2020 due to the pandemic not materially affecting operations until late in the second quarter of fiscal 2020. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the availability and widespread distribution of safe and effective COVID-19 vaccines and the continuation of governmental relief programs. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted.
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
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have included, and continue to include, significant cost reduction efforts toward variable and fixed costs, including furloughs of our labor force. These efforts have also included headcount reductions primarily during fiscal 2020, contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also taken advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other U.S. and foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases and progress in the vaccination effort significantly contributing to the ability and willingness of private businesses and governments to open or remain open, even at limited levels. We continue to work closely with clients and all constituencies in this environment.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:

•Education – We continue to serve clients as more students entered in-person learning environments compared to the Fall. Higher Education continues to develop and implement enhancements to support the on-campus experience. K-12 continues to participate in universal government-sponsored meal programs.
•Sports, Leisure & Corrections – Sports & Entertainment hosted fans at partial capacity based on local regulations in the NBA and NHL. Leisure remained steady, with good early attendance at National Parks. Corrections continues to not be materially impacted. Both Sports & Entertainment and Leisure are preparing for increased levels of activity, including fans in MLB and from reservation demand for the upcoming recreational season.
•Business & Industry – Companies maintain measured return-to-work timelines. We continue to employ innovative solutions for extended service capabilities.
•Facilities & Other – Operations remain positive, while we continue to offer additional project-oriented services, particularly as locations begin to increase in-person activity.
•Healthcare – Operations continue to gradually improve as visitor restrictions ease and elective procedures increase. We are implementing unique automated patient-care experiences from the time of admission through discharge to best serve ongoing dietary needs.
Within the FSS International segment, we are at various stages of response depending on geography. China continues its recovery and has new client wins—particularly in Healthcare—due to our efforts on the frontlines, while South America has experienced strong performance in extractive services. Europe and Canada are facing additional restrictions and higher levels of lockdown, which vary based on country-specific government mandates.
In the Uniform segment, our business serves a range of clients. Operations continue for essential businesses and now most of our non-essential clients are back operating as well, although in Canada, due to fluctuating conditions of the pandemic, some of these businesses experienced additional shut-downs. In addition, we continue to be a solution-oriented service focusing on safety and hygiene.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended April 2, 2021 and March 27, 2020 (dollars in millions).

	Three Months Ended		Change
	April 2, 2021	March 27, 2020	$	%
Revenue	$2,819.7	$3,731.6	$(911.9)	(24.4)%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,592.3	3,407.6	(815.3)	(23.9)%
Other operating expenses	222.0	223.1	(1.1)	0.4%
Goodwill impairment	—	198.6	(198.6)	(100.0)%
	2,814.3	3,829.3	(1,015.0)	(26.5)%
Operating income (loss)	5.4	(97.7)	103.1	(105.5)%
Interest and Other Financing Costs, net	96.3	99.8	(3.5)	(3.6)%
Loss Before Income Taxes	(90.9)	(197.5)	106.6	(54.0)%
(Benefit) Provision for Income Taxes	(13.3)	4.5	(17.8)	***
Net loss	$(77.6)	$(202.0)	$124.4	(61.6)%

*** Not meaningful

	Three Months Ended		Change
Revenue by Segment(1)(2)	April 2, 2021	March 27, 2020	$	%
FSS United States	$1,551.0	$2,231.1	$(680.1)	(30.5)%
FSS International	677.7	853.5	(175.8)	(20.6)%
Uniform	591.0	647.0	(56.0)	(8.7)%
	$2,819.7	$3,731.6	$(911.9)	(24.4)%

	Three Months Ended		Change
Operating Income (Loss) by Segment(2)	April 2, 2021	March 27, 2020	$	%
FSS United States	$0.9	$65.8	$(64.9)	(98.7)%
FSS International	12.3	(191.2)	203.5	(106.4)%
Uniform	21.7	46.8	(25.1)	(53.6)%
Corporate	(29.5)	(19.1)	(10.4)	54.8%
	$5.4	$(97.7)	$103.1	(105.5)%
(1) As a percentage of total revenue, FSS United States represented 55.0% and 59.8%, FSS International represented 24.0% and 22.9% and Uniform represented 21.0% and 17.3% for the three month periods ended April 2, 2021 and March 27, 2020, respectively.
(2) COVID-19 had a more significant negative impact on revenue and operating income (loss) for all segments during the three month period of fiscal 2021 than the three month period of fiscal 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020.

	Six Months Ended		Change
	April 2, 2021	March 27, 2020	$	%
Revenue	$5,563.5	$7,985.2	$(2,421.7)	(30.3)%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	5,127.9	7,175.7	(2,047.8)	(28.5)%
Other operating expenses	450.7	454.3	(3.6)	(0.8)%
Goodwill impairment	—	198.6	(198.6)	(100.0)%
	5,578.6	7,828.6	(2,250.0)	(28.7)%
Operating (loss) income	(15.1)	156.6	(171.7)	(109.7)%
Interest and Other Financing Costs, net	196.7	179.4	17.3	9.6%
Loss Before Income Taxes	(211.8)	(22.8)	(189.0)	***
(Benefit) Provision for Income Taxes	(52.8)	33.3	(86.1)	(258.2)%
Net loss	$(159.0)	$(56.1)	$(102.9)	183.3%

*** Not meaningful

	Six Months Ended		Change
Revenue by Segment(3)(4)	April 2, 2021	March 27, 2020	$	%
FSS United States	$2,996.8	$4,870.1	$(1,873.3)	(38.5)%
FSS International	1,372.2	1,799.7	(427.5)	(23.8)%
Uniform	1,194.5	1,315.4	(120.9)	(9.2)%
	$5,563.5	$7,985.2	$(2,421.7)	(30.3)%

	Six Months Ended		Change
Operating (Loss) Income by Segment(4)	April 2, 2021	March 27, 2020	$	%
FSS United States	$(13.9)	$251.7	$(265.6)	(105.5)%
FSS International	9.3	(147.5)	156.8	(106.3)%
Uniform	53.8	100.1	(46.3)	(46.3)%
Corporate	(64.3)	(47.7)	(16.6)	34.7%
	$(15.1)	$156.6	$(171.7)	(109.7)%

(3) As a percentage of total revenue, FSS United States represented 53.9% and 61.0%, FSS International represented 24.6% and 22.5% and Uniform represented 21.5% and 16.5% for the six month periods ended April 2, 2021 and March 27, 2020, respectively.
(4) COVID-19 had a more significant negative impact on revenue and operating (loss) income for all segments during the six month period of fiscal 2021 than the six month period of fiscal 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020.
Consolidated Overview
Revenue decreased by approximately 24.4% and 30.3% during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The decreases were mainly due to COVID-19, primarily from our clients either reducing or ceasing operations at certain locations across all of our segments. COVID-19 negatively impacted revenue for the entire three and six month periods of fiscal 2021, whereas COVID-19 only negatively impacted revenue for a portion of both the three and six month periods of fiscal 2020. Foreign currency translation favorably impacted revenue for the three and six month periods of fiscal 2021 (approximately 1.2% and 0.9%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and six month periods ended April 2, 2021 and March 27, 2020.

	Three Months Ended				Six Months Ended
	April 2, 2021		March 27, 2020		April 2, 2021		March 27, 2020
Cost of services provided (exclusive of depreciation and amortization) components	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$1,441.8	93.0%	$2,033.0	91.1%	$2,791.8	93.2%	$4,364.6	89.6%
FSS International	643.8	95.0%	823.2	96.4%	1,320.4	96.2%	1,703.7	94.7%
Uniform	506.7	85.7%	551.4	85.2%	1,015.7	85.0%	1,107.4	84.2%
	$2,592.3	91.9%	$3,407.6	91.3%	$5,127.9	92.2%	$7,175.7	89.9%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and six month periods ended April 2, 2021 and March 27, 2020.

	Three Months Ended		Six Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Food and support service costs(1)	24.1%	27.4%	24.0%	28.1%
Personnel costs(2)	51.6%	49.0%	51.9%	47.4%
Other direct costs	24.3%	23.6%	24.1%	24.5%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended April 2, 2021 mainly from reduced or ceased operations at certain client locations due to COVID-19 and, in addition, the impact of cost reduction efforts taken by management to reduce variable and fixed costs.
(2) Personnel costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended April 2, 2021 primarily due to some clients requiring us to maintain certain employment levels despite reduced operations, partially offset by labor related tax credits received from U.S. and non-U.S. governmental relief programs.
Operating income (loss) increased by approximately $103.1 million during the three month period of fiscal 2021 and decreased by approximately $171.7 million during the six month period of fiscal 2021 compared to the prior year periods, respectively.
The increase in operating income (loss) during the three month period of fiscal 2021 was primarily attributable to:
•a prior year goodwill impairment charge in the FSS International segment (approximately $198.6 million);
•U.S. and non-U.S. governmental labor related tax credits received in relation to COVID-19 (see Note 1 to the condensed consolidated financial statements); and
•the favorable impact from headcount reductions taken during the second half of fiscal 2020.
These increases in operating income (loss) during the three month period of fiscal 2021 more than offset:
•the negative impact of COVID-19, which affected operations for the entire three month period of fiscal 2021, whereas COVID-19 did not negatively impact operations until late in the three month period of fiscal 2020;
•higher personnel costs from employee incentive expenses related to the annual bonus and employer retirement matching contributions; and
•higher share-based compensation expense due to actions taken in the prior year in response to COVID-19 and the shortening of the vesting period from four years to three years on the annual equity grants in September 2020.
Operating (loss) income decreased during the six month period of fiscal 2021 primarily due to:
•the negative impact of COVID-19, which affected operations for the entire six month period of fiscal 2021, whereas COVID-19 did not negatively impact operations until late in the six month period of fiscal 2020;
•higher personnel costs from employee incentive expenses related to the annual bonus and employer retirement matching contributions; and
•higher share-based compensation expense due to actions taken in the prior year in response to COVID-19, the shortening of the vesting period from four years to three years on the annual equity grants in September 2020 and the accelerated timing of the issuance of the annual grant.

These decreases in operating (loss) income during the six month period of fiscal 2021 more than offset:
•a prior year goodwill impairment charge in the FSS International segment (approximately $198.6 million);
•U.S. and non-U.S. governmental labor related tax credits received in relation to COVID-19 (see Note 1 to the condensed consolidated financial statements); and
•the favorable impact from headcount reductions taken during the second half of fiscal 2020.
Interest and Other Financing Costs, net, decreased 3.6% during the three month period of fiscal 2021 and increased 9.6% during the six month period of fiscal 2021 compared to the prior year periods, respectively. The decrease during the three month period of fiscal 2021 was primarily due to prior year net charges of $20.9 million related to refinancing activities, lower interest rates and lower borrowings on the Receivables Facility, partially offset by increased interest attributable to the issuance of $1,500.0 million of 6.375% Senior Notes during the third quarter of fiscal 2020. The increase during the six month period of fiscal 2021 was primarily due to increased interest attributable to the issuance of $1,500.0 million of 6.375% Senior Notes during the third quarter of fiscal 2020, which more than offset the prior year net charges of $20.9 million related to refinancing activities and lower borrowings on the Receivables Facility.
The benefit for income taxes for the three and six month periods of fiscal 2021 was recorded at an effective rate of 14.6% and 24.9%, respectively, compared to the provision for income taxes recorded at an effective rate of (2.3)% and (146.3)% in the comparable prior year periods, respectively. As a result of the CARES Act, we recorded an income tax benefit, net, of approximately $12.1 million and $34.3 million during the three and six month periods ended April 2, 2021, respectively. In addition, we recorded a valuation allowance of $10.1 million and $26.2 million during the three and six month periods of fiscal 2021, respectively, against certain foreign tax credits that were re-established by the Net Operating Loss ("NOL") carryback (see Note 7 to the condensed consolidated financial statements). We recorded income tax expense of approximately $3.7 million for both the three and six month periods ended March 27, 2020 as a result of the CARES Act. The income tax benefit during the three and six month periods of fiscal 2021 reflect the NOLs expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of 35.0%. Our estimated annual effective tax rate for fiscal 2020 reflects a benefit from the CARES Act; however, the application of that rate to the ordinary pre-tax income (loss) in the quarter resulted in an expense for the three month period ended March 27, 2020. Within the FSS International segment, we also recorded a valuation allowance against deferred tax assets in certain subsidiaries from cumulative losses of approximately $14.4 million for both the three and six month periods of fiscal 2021, and approximately $8.6 million for both the three and six month periods of fiscal 2020. The effective tax rate for the three and six month periods of fiscal 2020 also includes income tax benefits of approximately $26.9 million and $45.5 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the first and second quarters of fiscal 2020, including by the former Chairman, President and Chief Executive Officer. The Loss Before Income Taxes for the three and six month periods of fiscal 2020 includes a non-cash impairment charge of goodwill for $198.6 million, which is nondeductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	April 2, 2021	March 27, 2020	%	April 2, 2021	March 27, 2020	%
Business & Industry	$157.8	$369.2	(57.3)%	$312.2	$774.7	(59.7)%
Education	583.4	805.5	(27.6)%	1,096.6	1,806.6	(39.3)%
Healthcare	197.0	221.0	(10.9)%	383.8	448.2	(14.4)%
Sports, Leisure & Corrections	224.2	444.4	(49.5)%	450.7	1,053.3	(57.2)%
Facilities & Other	388.6	391.0	(0.6)%	753.5	787.3	(4.3)%
	$1,551.0	$2,231.1	(30.5)%	$2,996.8	$4,870.1	(38.5)%
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
FSS United States segment revenue decreased by approximately 30.5% and 38.5% during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The decrease was primarily attributable to COVID-19, which significantly impacted our Sports, Leisure & Corrections sector due to limited professional sports stadium and arena attendance, our Business & Industry sector due to many clients working from home instead of the office and our Education sector where clients either have reduced or ceased operations at certain locations, including due to virtual or remote learning.
Operating income (loss) decreased by approximately $64.9 million and $265.6 million during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. Operating income (loss) was negatively impacted during the three and six month periods of fiscal 2021 due to COVID-19 from clients either reducing or ceasing operations at certain locations. COVID-19 negatively impacted operating income (loss) for the entire three and six month periods of fiscal 2021, whereas COVID-19 did not negatively impact operating income (loss) until late in both the three and six month periods of fiscal 2020. The decrease during the three and six month periods of fiscal 2021 was also attributable to:
•higher personnel costs from employee incentive expenses related to the annual bonus and employee retirement matching contributions; and
•higher expenses related to our medical insurance programs (approximately $3.3 million and $14.6 million).
Operating income (loss) during the six month period of fiscal 2021 also had lower income compared to the prior year period from the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports Leisure & Corrections sector (approximately $5.3 million).
These decreases in operating income (loss) during the three and six month periods of fiscal 2021 more than offset the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020, a prior year non-cash asset write-down related to information technology assets (approximately $4.1 million for both periods) and lower costs related to sales growth initiatives (approximately $2.5 million and $7.6 million).
Operating income (loss) during the six month period of fiscal 2021 also benefited from higher income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers’ compensation programs when compared to the six month period of fiscal 2020 (approximately $7.8 million).
FSS International Segment
FSS International segment revenue decreased by approximately 20.6% and 23.8% during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The decrease was attributable to the negative impact of COVID-19 from additional restrictions and higher levels of lockdowns from government mandates in certain countries. The decrease was partially offset by the positive impact of foreign currency translation during the three and six month periods of fiscal 2021 (approximately 5.0% and 3.5%).
Operating income (loss) increased by approximately $203.5 million and $156.8 million during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The increase was attributable to a prior year goodwill impairment charge (approximately $198.6 million for both periods), the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020 and lower severance expenses (approximately $8.3 million for both periods).
The increase in operating income (loss) during the three and six month periods of fiscal 2021 more than offset:
•the negative impact of COVID-19, partially offset by labor related tax credits provided from government assistance programs (see Note 1 to the condensed consolidated financial statements); and
•higher personnel costs from employee incentive expenses related to the annual bonus.
Uniform Segment
Uniform segment revenue decreased by approximately 8.7% and 9.2% during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The decrease was primarily attributable to COVID-19.
Operating income (loss) decreased by approximately $25.1 million and $46.3 million during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The decrease was attributable to the negative impact of COVID-19, partially offset by labor related tax credits provided by government assistance programs (see Note 1 to the condensed consolidated financial statements). The decrease was also attributable to:
•higher personnel costs from employee incentive expenses related to the annual bonus and employer retirement matching contributions;
•a non-cash charge related to excess inventory (approximately $5.0 million and $10.0 million);

•higher personnel costs related to sales growth initiatives compared to the prior year period (approximately $4.4 million and $8.4 million);
•expenses related to the impact of the ice storm in Texas (approximately $2.5 million for both periods); and
•a charge related to an environmental matter (approximately $2.5 million for both periods).
Operating income (loss) benefited during the three and six month periods of fiscal 2021 from the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020 and lower merger and integration charges from the AmeriPride acquisition (approximately $3.0 million and $7.5 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $10.4 million and $16.6 million during the three and six month periods of fiscal 2021 compared to the prior year periods, respectively. The increase was attributable to:
•higher share-based compensation expense (approximately $26.4 million and $30.6 million), primarily due to the shortening of the vesting period on the annual equity grants in September 2020 from four years to three years and, for the six month period of fiscal 2021, the accelerated timing of the issuance of the annual grant. In addition, the prior year included a reversal of previously recognized share-based compensation expense based on lower than estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 performance stock unit grants as a result of COVID-19; and
•higher personnel costs from employee incentive expenses related to the annual bonus.
The increases in corporate expenses during the three and six month periods of fiscal 2021 more than offset the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020, a decrease from the change in fair value from certain gasoline and diesel agreements (approximately $14.5 million and $14.6 million) and prior year severance and other costs associated with the departure of our former chief financial officer (approximately $3.2 million for both periods).
The six month period of fiscal 2021 also includes a charge related to exposure for a payroll tax matter (approximately $2.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of April 2, 2021, we had $1,400.0 million of cash and cash equivalents, approximately $819.6 million of availability under our senior secured revolving credit facility and approximately $389.7 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of April 2, 2021, there were approximately $946.0 million of outstanding foreign currency borrowings.
In response to the COVID-19 pandemic, we previously undertook a number of actions to enhance our cash position, including increasing borrowings under our revolving credit facility and under our Receivables Facility, renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). We continue to apply effective cost discipline to mitigate the negative impacts of COVID-19 as well as take advantage of relief provisions, including the CARES Act, CAA and other U.S. and foreign governmental programs (see Note 1 to the condensed consolidated financial statements). During the six month period of fiscal 2021, we repaid $780.0 million of outstanding borrowings under our U.S. revolving credit facility and $315.6 million of outstanding borrowings under our Receivables Facility utilizing cash and cash equivalents on hand.
On April 6, 2021, we entered into Amendment No. 11 ("Amendment No. 11") to the credit agreement, dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which, among other things, increased the availability on the revolving credit facility by $200.0 million and extended the maturity dates on a portion of the revolving credit facility, a portion of the Canadian dollar denominated term loan due October 2023, a portion of the euro denominated term loan due October 2023 and all of the yen denominated term loan due October 2023, in each case, to April 2026. We also extended the maturity date of the U.S. dollar denominated term loan due 2024 to April 2028. For additional information regarding Amendment No. 11, see Note 4 to the condensed consolidated financial statements.
On May 3, 2021, we issued a notice that we will optionally repay the entire outstanding aggregate principal amount of $500.0 million on the 4.750% Senior Notes due 2026 (the "4.750% 2026 Notes") at a redemption price of 102.375% of the aggregate principal amount of the 4.750% 2026 Notes, together with accrued and unpaid interest on the 4.750% 2026 Notes effective on June 2, 2021.

While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents, including funds from the 6.375% 2025 Notes and availability under our revolving credit facility and Receivables Facility, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As a result of our refinancing in April 2021, we have no significant debt maturities due until 2025 and, with the additional funds from the 6.375% 2025 Notes and the covenant relief attained as a result of the credit agreement amendment implemented in April 2020, we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	April 2, 2021	March 27, 2020
Net cash provided by (used in) operating activities	$221.9	$(91.6)
Net cash used in investing activities	(175.7)	(196.6)
Net cash (used in) provided by financing activities	(1,163.6)	1,245.3

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Cash provided by operating activities was $221.9 million during the six month period of fiscal 2021, a $313.5 million increase compared to $91.6 million of cash used in operating activities for the six month period of fiscal 2020. The increase was driven by a $112.5 million source of cash from operating assets and liabilities during the six month period of fiscal 2021 compared to a $597.7 million use of cash during the six month period of fiscal 2020. The increase from the change in operating assets and liabilities was partially offset by the net loss and non-cash charges, including the prior year non-cash impairment charge related to goodwill of approximately $198.6 million. During the six month period of fiscal 2021, as discussed in "Results of Operations" above, net loss increased compared to the six month period of fiscal 2020 from the negative impact of COVID-19 on our business operations. The $710.2 million change in operating assets and liabilities compared to the prior year period was primarily due to the following:
•Accrued expenses was favorable by $311.8 million, generating a source of cash during the six month period of fiscal 2021 compared to a use of cash during the six month period of fiscal 2020 primarily due to the following: lower payments related to the annual bonus partially offset by the current year accrual; lower commission payments in our Sports business; lower revenues in the current year period compared to the prior year period from lower client advances within our Higher Education business as a result of COVID-19; the timing of interest payments; and lower payroll tax payments related to the deferral of payments allowed under the CARES Act;
•Accounts payable was favorable by $226.0 million, generating a source of cash during the six month period of fiscal 2021 compared to a use of cash during the six month period of fiscal 2020 due to the timing of disbursements and COVID-19 impacting more of the current period compared to the prior year period across all reporting segments;
•Prepayments and Other Current Assets was favorable by $93.2 million, generating a source of cash during the six month period of fiscal 2021 compared to a use of cash during the six month period of fiscal 2020 mainly from proceeds received from the fiscal 2020 federal income tax return (approximately $93.6 million); and
•Receivables was favorable by $66.9 million, generating less of a use of cash during the six month period of fiscal 2021 compared to the six month period of fiscal 2020 due to improved collections.
The six month period of fiscal 2021 includes approximately $88.9 million of proceeds associated with labor related tax credits mostly from many foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). During the six month periods of fiscal 2021 and fiscal 2020, we received proceeds of approximately $17.0 million and $12.5 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption reflects adjustments to net loss in the current year and prior year periods related to non-cash gains and losses and non-operating cash gains and losses and fluctuations in certain non-current liabilities (insurance).

Cash Flows Used in Investing Activities
The net cash flows used in investing activities were lower during the six month period of fiscal 2021 compared to the six month period of fiscal 2020 due to lower capital expenditures. This decrease was partially offset by an increase in acquisitions and from an investment to a client that is reimbursable. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $10.0 million and $15.3 million of proceeds during the six month periods of fiscal 2021 and 2020, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector. The six month period of fiscal 2020 also includes approximately $8.3 million of proceeds from government grants related to our new headquarters.
On April 28, 2021, we signed an agreement to acquire Next Level Hospitality, a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities. Founded in 2017, Next Level serves hundreds of locations in the U.S., primarily in the East Coast, Midwest and Texas. The deal is scheduled to close in our fiscal third quarter, subject to customary closing conditions and regulatory approvals.
Cash Flows (Used in) Provided by Financing Activities
During the six month period of fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the U.S. revolving credit facility ($780.0 million);
•repayments under the Receivables Facility ($315.6 million); and
•repayments of term loan borrowings ($42.9 million).
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
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2021 and fiscal 2020, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under the fiscal 2019 share repurchase program which will expire in July 2022. In accordance with Amendment No. 9 ("Amendment No. 9") to the Credit Agreement entered into during the third quarter of fiscal 2020, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect (see below).
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
On February 2, 2021, our stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of our common stock as determined on the purchase date or ii) fair market value per share of our common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. Our first purchase window began on April 1, 2020. There were no shares purchased under the ESPP during the three and six months ended April 2, 2021 as the first purchase will not occur until June of fiscal 2021.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of April 2, 2021, we were in compliance with these covenants.
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
In accordance with Amendment No. 9 to the Credit Agreement entered into during the third quarter of fiscal 2020, a covenant waiver period is in effect during the three and six months ended April 2, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. Additionally, in accordance with Amendment No. 9, we cannot make any future share repurchases as long as the covenant compliance waiver remains in effect. For additional information regarding the covenant waiver period and related provisions, see Part I, Item 7, "Liquidity and Capital Resources" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
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

Twelve Months Ended
(in millions)	April 2, 2021
Net loss attributable to ASI stockholder	$(563.8)
Interest and other financing costs, net	400.1
Benefit for income taxes	(272.4)
Depreciation and amortization	575.2
Share-based compensation expense(1)	61.0
Unusual or non-recurring (gains) and losses	—
Pro forma EBITDA for equity method investees(2)	9.4
Pro forma EBITDA for certain transactions(3)	1.9
Other(4)	500.7
Covenant Adjusted EBITDA	$712.1
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
(4)    "Other" for the twelve months ended April 2, 2021, includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of U.S. and non-U.S. governmental labor related credits ($227.9 million), severance charges ($145.0 million), non-cash impairment charges related to various assets ($34.3 million), non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties ($29.4 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($24.8 million), non-cash charges related to information technology assets ($22.0 million), charges related to a client contract dispute ($17.9 million), expenses related to merger and integration related charges ($17.6 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($16.3 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($14.0 million), non-cash charges for excess inventory ($10.0 million), a favorable non-cash settlement of a multiemployer pension plan obligation ($6.7 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), the impact of hyperinflation in Argentina ($2.3 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended April 2, 2021 are as follows(1):

	Covenant Requirement	Actual Ratio
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	1.79
(1)    The covenant waiver period for the Consolidated Secured Debt Ratio covenant is in effect for the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, our failure to maintain the minimum Interest Coverage Ratio does not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio. Due to the impact of COVID-19 on our financial results, we fell below the covenant requirement of 2.000x related to this financial ratio during the second quarter of fiscal 2021. The short-term failure to maintain this ratio at the 2.000x level does not have a material impact on our business, results of operations or capital market strategies.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. We insure portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 2, 2021. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of April 2, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $142.1 million and $92.1 million, respectively.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 2, 2021 has not materially changed from October 2,

2020 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 2, 2020 filed with the SEC on November 24, 2020). During the first quarter of fiscal 2021, we repaid $780.0 million principal amount outstanding on the U.S. revolving credit facility and $315.6 million of outstanding borrowings under the Receivables Facility. On June 2, 2021, we will repay the entire outstanding aggregate principal amount of $500.0 million on the 4.750% 2026 Notes at a redemption price of 102.375% of the aggregate principal amount of the 4.750% 2026 Notes, together with accrued and unpaid interest on the 4.750% 2026 Notes to the redemption date. See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of April 2, 2021.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of April 2, 2021.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2021.

Aramark

By:	/s/ THOMAS G. ONDROF
Name:	Thomas G. Ondrof
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
4.1*
Second Supplemental Indenture governing the 5.000% Senior Notes due April 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee.

4.2*
Second Supplemental Indenture governing the 3.125% Senior Notes due April 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee.

4.3*
First Supplemental Indenture governing the 6.375% Senior Notes due May 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee.

4.4*
Fourth Supplemental Indenture governing the 4.750% Senior Notes due June 2026, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee.

4.5*
Second Supplemental Indenture governing the 5.000% Senior Notes due February 2028, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee.

10.1
Amendment No. 11 (the “Amendment”), dated as of April 6, 2021, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), ARAMARK Canada Ltd. (the “Canadian Borrower”), ARAMARK Investments Limited, ARAMARK Limited (together with ARAMARK Investments Limited, the “UK Borrowers”), ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company (together with ARAMARK Ireland Holdings Limited, the “Irish Borrowers”), ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG, the “German Borrower”), Aramark International Finance S.à r.l. (the “Luxembourg Borrower”), certain other wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, the Canadian Borrower, the UK Borrower, the Irish Borrowers, the German Borrower, the Luxembourg Borrower and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on April 9, 2021 pursuant to the Exchange Act (file number 001-36223)).

10.2
Aramark Third Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).

10.3	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended April 2, 2021 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 2, 2021 and October 2, 2020; (ii) Condensed Consolidated Statements of Loss for the three and six months ended April 2, 2021 and March 27, 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six ended April 2, 2021 and March 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2021 and March 27, 2020; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended April 2, 2021 and March 27, 2020; and (vi) Notes to condensed consolidated financial statements.

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