Form 10-Q
period 2021-07-02
Aramark
filed 2021-08-10
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended July 2, 2021 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 30, 2021, the number of shares of the registrant's common stock outstanding is 255,241,686.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	July 2, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$483,429	$2,509,188
Receivables (less allowances: 2021 - $80,965; 2020 - $74,925)	1,532,881	1,431,206
Inventories	402,875	436,473
Prepayments and other current assets	201,732	298,944
Total current assets	2,620,917	4,675,811
Property and Equipment, net	2,001,632	2,050,908
Goodwill	5,494,583	5,343,828
Other Intangible Assets	2,064,276	1,932,637
Operating Lease Right-of-use Assets	565,800	551,394
Other Assets	1,302,888	1,158,106
	$14,050,096	$15,712,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$74,122	$99,915
Current operating lease liabilities	69,504	71,810
Accounts payable	675,646	663,455
Accrued expenses and other current liabilities	1,522,974	1,512,278
Total current liabilities	2,342,246	2,347,458
Long-Term Borrowings	7,591,779	9,178,508
Noncurrent Operating Lease Liabilities	322,972	341,667
Deferred Income Taxes and Other Noncurrent Liabilities	1,097,104	1,099,075
Commitments and Contingencies (see Note 12)
Redeemable Noncontrolling Interest	9,770	9,988
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2021—293,264,426 shares and 2020—290,663,529 shares; and outstanding: 2021—255,219,856 shares and 2020—253,042,169 shares)	2,933	2,907
Capital surplus	3,506,153	3,416,132
Retained earnings	320,210	532,379
Accumulated other comprehensive loss	(220,215)	(307,258)
Treasury stock (shares held in treasury: 2021—38,044,570 shares and 2020—37,621,360 shares)	(922,856)	(908,172)
Total stockholders' equity	2,686,225	2,735,988
	$14,050,096	$15,712,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 2, 2021	June 26, 2020
Revenue	$2,981,220	$2,152,253
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,686,138	2,265,614
Depreciation and amortization	136,197	148,060
Selling and general corporate expenses	84,639	66,176
	2,906,974	2,479,850
Operating income (loss)	74,246	(327,597)
Gain on Equity Investment	(137,934)	—
Loss on Defined Benefit Pension Plan Termination	60,864	—
Interest and Other Financing Costs, net	111,715	94,235
Income (Loss) Before Income Taxes	39,601	(421,832)
Provision (Benefit) for Income Taxes	7,039	(165,524)
Net income (loss)	32,562	(256,308)
Less: Net income attributable to noncontrolling interest	5	132
Net income (loss) attributable to Aramark stockholders	$32,557	$(256,440)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.13	$(1.01)
Diluted	$0.13	$(1.01)
Weighted Average Shares Outstanding:
Basic	255,207	252,943
Diluted	257,374	252,943

	Nine Months Ended
	July 2, 2021	June 26, 2020
Revenue	$8,544,701	$10,137,409
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,814,008	9,441,316
Depreciation and amortization	412,090	443,971
Selling and general corporate expenses	259,478	224,502
Goodwill impairment	—	198,600
	8,485,576	10,308,389
Operating income (loss)	59,125	(170,980)
Gain on Equity Investment	(137,934)	—
Loss on Defined Benefit Pension Plan Termination	60,864	—
Interest and Other Financing Costs, net	308,402	273,642
Loss Before Income Taxes	(172,207)	(444,622)
Benefit for Income Taxes	(45,726)	(132,176)
Net loss	(126,481)	(312,446)
Less: Net (loss) income attributable to noncontrolling interest	(219)	493
Net loss attributable to Aramark stockholders	$(126,262)	$(312,939)

Loss per share attributable to Aramark stockholders:
Basic	$(0.50)	$(1.25)
Diluted	$(0.50)	$(1.25)
Weighted Average Shares Outstanding:
Basic	254,461	251,343
Diluted	254,461	251,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	July 2, 2021	June 26, 2020
Net income (loss)	$32,562	$(256,308)
Other comprehensive income (loss), net of tax
Pension plan adjustments	33,374	(285)
Foreign currency translation adjustments	(1,322)	4,115
Fair value of cash flow hedges	2,781	(7,673)
Share of equity investee's comprehensive income (loss)	33	(71)
Other comprehensive income (loss), net of tax	34,866	(3,914)
Comprehensive income (loss)	67,428	(260,222)
Less: Net income attributable to noncontrolling interest	5	132
Comprehensive income (loss) attributable to Aramark stockholders	$67,423	$(260,354)

	Nine Months Ended
	July 2, 2021	June 26, 2020
Net loss	$(126,481)	$(312,446)
Other comprehensive income (loss), net of tax
Pension plan adjustments	32,399	(856)
Foreign currency translation adjustments	24,125	(23,193)
Fair value of cash flow hedges	29,958	(66,841)
Share of equity investee's comprehensive income (loss)	561	(69)
Other comprehensive income (loss), net of tax	87,043	(90,959)
Comprehensive loss	(39,438)	(403,405)
Less: Net (loss) income attributable to noncontrolling interest	(219)	493
Comprehensive loss attributable to Aramark stockholders	$(39,219)	$(403,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 2, 2021	June 26, 2020
Cash flows from operating activities:
Net loss	$(126,481)	$(312,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	412,090	443,971
Goodwill impairment and asset write-downs	—	244,952
Gain on equity investment	(137,934)	—
Loss on defined benefit pension plan termination	60,864	—
Deferred income taxes	(27,099)	(66,003)
Share-based compensation expense	52,638	15,349
Changes in operating assets and liabilities:
Accounts Receivable	(42,099)	356,436
Inventories	39,288	(18,620)
Prepayments and Other Current Assets	106,289	(88,386)
Accounts Payable	(821)	(386,646)
Accrued Expenses	(77,010)	(305,980)
Payments made to clients on contracts	(49,159)	(42,824)
Other operating activities	23,227	85,352
Net cash provided by (used in) operating activities	233,793	(74,845)
Cash flows from investing activities:
Purchases of property and equipment and other	(254,340)	(298,716)
Disposals of property and equipment	10,260	39,341
Acquisition of certain businesses, net of cash acquired	(264,393)	(16,734)
Proceeds from governmental agencies related to property and equipment	10,000	23,550
Other investing activities	(4,718)	1,228
Net cash used in investing activities	(503,191)	(251,331)
Cash flows from financing activities:
Proceeds from long-term borrowings	898,443	3,221,329
Payments of long-term borrowings	(2,249,100)	(970,616)
Net change in funding under the Receivables Facility	(315,600)	335,600
Payments of dividends	(83,928)	(83,060)
Proceeds from issuance of common stock	33,925	88,581
Repurchase of common stock	—	(6,540)
Other financing activities	(50,698)	(89,050)
Net cash (used in) provided by financing activities	(1,766,958)	2,496,244
Effect of foreign exchange rates on cash and cash equivalents	10,597	544
(Decrease) increase in cash and cash equivalents	(2,025,759)	2,170,612
Cash and cash equivalents, beginning of period	2,509,188	246,643
Cash and cash equivalents, end of period	$483,429	$2,417,255

	Nine Months Ended
(dollars in millions)	July 2, 2021	June 26, 2020
Interest paid	$288.9	$254.8
Income taxes (refunded) paid	(109.4)	30.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)
Net loss attributable to Aramark stockholders	(77,576)			(77,576)
Other comprehensive income	18,071				18,071
Capital contributions from issuance of common stock	20,244	10	20,234
Share-based compensation expense	16,576		16,576
Repurchase of common stock	(2,952)					(2,952)
Payments of dividends	(27,965)			(27,965)
Balance, April 2, 2021	$2,623,537	$2,929	$3,481,729	$315,705	$(255,081)	$(921,745)
Net income attributable to Aramark stockholders	32,557			32,557
Other comprehensive income	34,866				34,866
Capital contributions from issuance of common stock	6,678	4	6,674
Share-based compensation expense	17,750		17,750
Repurchase of common stock	(1,111)					(1,111)
Payments of dividends	(28,052)			(28,052)
Balance, July 2, 2021	$2,686,225	$2,933	$3,506,153	$320,210	$(220,215)	$(922,856)

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
In March 2020, the FASB issued an ASU which provides optional expedients that may be adopted and applied through December 2022 to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company adopted the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. Other optional expedients related to hedging relationships may be contemplated in the future resulting from reference rate reform. The Company reviewed its portfolio of debt agreements, lease agreements and other contracts and determined that only its debt agreements will be impacted by this standard, as the lease agreements and other contracts do not use LIBOR as a reference rate. The Company is currently evaluating the impact of the remaining amendment of this standard.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	July 2, 2021			June 26, 2020
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$32,562			$(256,308)
Pension plan adjustments	51,253	(17,879)	33,374	(285)	—	(285)
Foreign currency translation adjustments	(1,145)	(177)	(1,322)	4,239	(124)	4,115
Fair value of cash flow hedges	3,758	(977)	2,781	(10,369)	2,696	(7,673)
Share of equity investee's comprehensive income (loss)	33	—	33	(71)	—	(71)
Other comprehensive income (loss)	53,899	(19,033)	34,866	(6,486)	2,572	(3,914)
Comprehensive income (loss)			67,428			(260,222)
Less: Net income attributable to noncontrolling interest			5			132
Comprehensive income (loss) attributable to Aramark stockholders			$67,423			$(260,354)

	Nine Months Ended
	July 2, 2021			June 26, 2020
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net loss			$(126,481)			$(312,446)
Pension plan adjustments	50,278	(17,879)	32,399	(856)	—	(856)
Foreign currency translation adjustments	23,053	1,072	24,125	(22,986)	(207)	(23,193)
Fair value of cash flow hedges	40,484	(10,526)	29,958	(90,326)	23,485	(66,841)
Share of equity investee's comprehensive income (loss)	561	—	561	(69)	—	(69)
Other comprehensive income (loss)	114,376	(27,333)	87,043	(114,237)	23,278	(90,959)
Comprehensive loss			(39,438)			(403,405)
Less: Net (loss) income attributable to noncontrolling interest			(219)			493
Comprehensive loss attributable to Aramark stockholders			$(39,219)			$(403,898)

Accumulated other comprehensive loss consists of the following (in thousands):

	July 2, 2021	October 2, 2020
Pension plan adjustments	$(40,492)	$(72,891)
Foreign currency translation adjustments	(111,812)	(135,937)
Cash flow hedges	(57,640)	(87,598)
Share of equity investee's accumulated other comprehensive loss	(10,271)	(10,832)
	$(220,215)	$(307,258)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction losses for Argentina during the three and nine month periods of both fiscal 2021 and 2020 were immaterial to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Current Assets
The Company insures portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 2, 2021. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of July 2, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $183.5 million and $92.1 million, respectively.
Property and Equipment
During the third quarter of fiscal 2020, the Company permanently vacated certain rental properties and assets at various locations throughout the United States related to non-core operations and no longer intends to operate or sublease at these locations. Accordingly, the Company recorded a loss on disposal by abandonment of $28.5 million within its FSS United States segment, consisting of right-of-use assets ($10.3 million), leasehold improvements ($17.4 million) and other assets ($0.8 million), which is included in "Costs of services provided" in the Condensed Consolidated Statements of Income (Loss) for both the three and nine months ended June 26, 2020. The Company has no remaining lease liability related to the abandoned leases.
During the third quarter of fiscal 2020, the Company received $25.0 million of insurance proceeds from one of its insurance carriers related to property damage and business interruption from a tornado at one of its Uniform market centers in Nashville, Tennessee. These proceeds serve to cover the cost of rebuilding the property and for any incremental expenses the Company incurs to continue servicing its customers at nearby market centers. The Company’s insurance policy provides coverage for the property damage and reimbursement for other expenses and incremental costs that have been incurred related to the damages and losses. The Company recorded a gain during the three and nine months ended June 26, 2020 of approximately $16.3 million from these proceeds, which represents the excess of previously incurred losses, including the write-down of the damaged property and equipment and business interruption expenses. The gain is included in “Costs of services provided” in the Condensed Consolidated Statements of Income (Loss). The Company allocated $21.5 million of the insurance proceeds to the recovery of the damaged building and equipment and is included within “Net cash used in investing activities” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2020. The remaining $3.5 million of insurance proceeds is included within “Net cash provided by (used in) operating activities” to offset the business interruption expenses incurred during the nine months ended June 26, 2020.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions. For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. During the three and nine months ended July 2, 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a non-cash gain of $137.9 million on the Condensed Consolidated Statements of Income (Loss). The carrying amount of equity investments without readily determinable fair values as of July 2, 2021 and October 2, 2020 was $180.5 million and $42.5 million, respectively.
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
Defined Benefit Pension Plan
During the third quarter of fiscal 2021, the Company terminated certain Canadian single-employer defined benefit pension plans and recognized a non-cash loss of $60.9 million on the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended July 2, 2021.
Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance continues to remain uncertain. The

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
decline in operations from COVID-19 caused a deterioration in the Company's revenue, operating income (loss) and net income (loss) for the three and nine months ended July 2, 2021 and June 26, 2020. The impact of the deterioration was more significant during the three month period of fiscal 2020 than the three month period of fiscal 2021 due to the Company's ability to adapt to the changing business environment and the greater severity of the pandemic during the three month period of fiscal 2020. The impact of the deterioration was more significant during the nine month period of fiscal 2021 than the nine month period of fiscal 2020 due to the pandemic not materially affecting operations until late in the second quarter of fiscal 2020. The allowance for credit losses increased to $81.0 million as of July 2, 2021 compared to $74.9 million as of October 2, 2020, which includes the Company's current estimates that reflect the continued economic uncertainty resulting from COVID-19. Certain businesses continue to be impacted by COVID-19. However, some operations have started to recover as vaccines are distributed and lockdowns are lifted. In response, the Company continues to apply effective cost discipline to mitigate the negative impact of COVID-19 as well as take advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other U.S. and foreign governmental programs (see below and Note 8).
The ongoing impact of COVID-19, including the emergence of COVID-19 variants, on the Company's longer-term operational and financial performance will depend on future developments, which continue to be highly uncertain and cannot be predicted.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per year through December 31, 2020. Additional relief provisions were passed by the U.S. government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. The Company recorded $5.0 million and $11.0 million during the three and nine months ended July 2, 2021, respectively, and $10.1 million during both the three and nine months ended June 26, 2020 related to the CARES Employee Retention credit in “Cost of services provided (exclusive of depreciation and amortization)” on the Company’s Condensed Consolidated Statements of Income (Loss).
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $128.5 million of social security taxes remain deferred, of which 50% are recorded as liabilities within "Accrued expenses and other current liabilities" and 50% are recorded as liabilities within "Deferred Income Taxes and Other Noncurrent Liabilities," on the Company’s Condensed Consolidated Balance Sheet as of July 2, 2021.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for these tax credits and expects to continue to receive additional tax credits for qualified wages in foreign jurisdictions while these programs remain in calendar 2021. The Company recorded approximately $29.0 million and $105.2 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended July 2, 2021, respectively, of which approximately $5.0 million and $14.0 million, respectively, were recorded in the Uniform segment and the remaining balances were recorded in the FSS International segment. The Company recorded approximately $61.1 million of labor related tax credits during both the three and nine months ended June 26, 2020, of which approximately $10.8 million was recorded in the Uniform segment and the remaining balances were recorded in the FSS International segment.
The Company accounts for these labor related tax credits as a reduction to the expense that they are intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits.
NOTE 2. ACQUISITIONS:
On June 4, 2021, the Company completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities, pursuant to the Unit Purchase Agreement ("Next Level Purchase Agreement") dated as of April 28, 2021, by and among Aramark Healthcare Support Services, LLC, a wholly owned subsidiary of the Company, Aramark Services, Inc. ("ASI"), a wholly owned subsidiary of the Company, Next Level Hospitality Services, LLC, Next Level Stockholders and Seth Gribetz, in his capacity as Stockholder Representative. Upon completion of the acquisition, Next Level became a wholly owned subsidiary

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Next Level was $226.2 million, including a working capital adjustment. In addition, contingent consideration of $78.4 million was recorded as part of the acquisition, which the Company may be required to pay if Next Level achieves certain adjusted EBITDA levels during calendar year 2021 and 2022. The acquisition was financed utilizing cash and cash equivalents on hand.
Consideration
The Company has accounted for the Next Level acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation for the intangible assets and final resolution of post-closing adjustments related to working capital based on the best estimates of management. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. For tax purposes, this acquisition is a taxable transaction.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the assets and liabilities assigned as of the acquisition date (in thousands):

Current assets	$18,088
Noncurrent assets	307,339
Total assets	$325,427

Current liabilities	$50,956
Noncurrent liabilities	48,323
Total liabilities	$99,279
Intangible Assets
The following table identifies the Company’s allocation of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted-Average Estimated Useful Life (in years)
Customer relationship assets	$133.0	15
Trade name	49.5	15
Total intangible assets	$182.5
The fair value of the customer relationship assets was determined using the “multi-period excess earnings method” which considers the present value of net cash flows expected to be generated by the customer relationships, excluding any cash flows related to contributory assets. The fair value of the trade name acquired was determined using the “relief-from-royalty method” which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned.
Goodwill
The Company recorded $123.6 million of goodwill in connection with its purchase price allocation relating to the Next Level acquisition, all of which was recognized in the FSS United States reporting segment. Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. Factors that contributed to the Company's preliminary recognition of goodwill include the Company's intent to complement its existing healthcare business and expand its customer base. Goodwill related to the Next Level acquisition may be revised upon final determination of the purchase price allocation and is expected to be deductible for income tax purposes.
Revenue and Earnings for Next Level
Revenue and net income in the Company's Condensed Consolidated Statements of Income (Loss) from Next Level were not material for the three and nine months ended July 2, 2021. The effects of the acquisition on proforma revenue and net income of the combined entity were not material.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to better support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $124.9 million during the three and nine months ended June 26, 2020, which were recorded in both “Costs of services provided and “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income (Loss). The Company reversed approximately $5.4 million of unpaid obligations related to severance during the nine month period ended July 2, 2021, which were recorded in both "Costs of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (Loss). As of July 2, 2021 and October 2, 2020, the Company had an accrual of approximately $49.6 million and $118.5 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out within the next year.
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
Changes in total goodwill during the nine months ended July 2, 2021 are as follows (in thousands):

Segment	October 2, 2020	Acquisitions	Translation	July 2, 2021
FSS United States	$3,953,332	$130,554	$90	$4,083,976
FSS International	426,118	—	19,328	445,446
Uniforms	964,378	27	756	965,161
	$5,343,828	$130,581	$20,174	$5,494,583
During the nine months ended June 26, 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment on the Condensed Consolidated Statements of Income (Loss).
Other intangible assets consist of the following (in thousands):

	July 2, 2021			October 2, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,105,334	$(1,143,813)	$961,521	$2,195,700	$(1,308,002)	$887,698
Trade names	1,106,613	(3,858)	1,102,755	1,052,744	(7,805)	1,044,939
	$3,211,947	$(1,147,671)	$2,064,276	$3,248,444	$(1,315,807)	$1,932,637
Amortization of intangible assets for the nine months ended July 2, 2021 and June 26, 2020 was approximately $85.9 million and $87.4 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	July 2, 2021	October 2, 2020
Senior secured revolving credit facility, due April 2026	$103,592	$849,895
Senior secured term loan facility, due March 2025	1,660,081	1,659,194
Senior secured term loan facility, due April 2026	444,591	485,346
Senior secured term loan facility, due January 2027	882,562	888,540
Senior secured term loan facility, due April 2028	820,986	830,133
5.000% senior notes, due April 2025	594,378	593,381
3.125% senior notes, due April 2025(1)	383,192	377,960
6.375% senior notes, due May 2025	1,482,306	1,479,341
4.750% senior notes, due June 2026	—	495,426
5.000% senior notes, due February 2028	1,139,817	1,138,864
Receivables Facility, due June 2024	—	315,600
Finance leases	143,230	142,588
Other	11,166	22,155
	7,665,901	9,278,423
Less—current portion	(74,122)	(99,915)
	$7,591,779	$9,178,508

(1)	This is a Euro denominated borrowing.
As of July 2, 2021, there were approximately $924.2 million of outstanding foreign currency borrowings.
As of July 2, 2021, the Company had $103.6 million of borrowings under the revolving credit facility, no borrowings under the Receivables Facility, $483.4 million of cash and cash equivalents, approximately $1,057.3 million of availability under the senior secured revolving credit facility and $380.4 million of availability under the Receivables Facility. During the nine month period of fiscal 2021, the Company repaid $780.0 million of outstanding borrowings under the U.S. revolving credit facility, $500.0 million aggregate principal amount of 4.750% Senior Notes due 2026 (the "4.750% 2026 Notes"), and $315.6 million of outstanding borrowings under the Receivables Facility utilizing cash and cash equivalents on hand. Additionally, during the nine month period of fiscal 2021, the Company made $64.8 million of net repayments on term loan borrowings.
In accordance with Amendment No. 9 ("Amendment No. 9") to the credit agreement, dated as of March 28, 2017, (as supplemented or otherwise modified from time to time, the “Credit Agreement”) entered into during the third quarter of fiscal 2020, a covenant waiver period is in effect during the three and nine months ended July 2, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. Beginning in the fourth quarter of fiscal 2021, the Company will be required to be in compliance with the Consolidated Secured Debt Ratio covenant. See Part IV, Item 15, "Note 5" in the Company's Annual Report on Form 10-K, filed with the SEC on November 24, 2020 for additional discussion of the terms of Amendment No. 9.
The Company's Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for the Company to incur additional indebtedness and to make certain restricted payments. If the Company does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, the Company could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, the Company’s failure to maintain the minimum Interest Coverage Ratio does not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. As of July 2, 2021, the Company was in compliance with this covenant.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fiscal 2021 Refinancing Transactions
Receivables Facility
On June 25, 2021, the Company extended the scheduled maturity date of the Receivables Facility from June 2022 to June 2024. All other terms and conditions of the agreement remained largely unchanged.
4.750% Senior Notes due 2026
On June 2, 2021, the Company redeemed the aggregate $500.0 million principal amount outstanding on the 4.750% 2026 Notes at a redemption price of 102.375% of the aggregate principal amount together with accrued and unpaid interest. The Company recorded $16.0 million of charges to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income (Loss) for both the three and nine months ended July 2, 2021, consisting of the payment of a $11.9 million call premium and a $4.1 million non-cash loss for the write-off of unamortized deferred financing costs on the 4.750% 2026 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2021.
Senior Secured Credit Agreement
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The new Canadian Term A-3 Loans bear interest at a rate equal to, at the Company’s option, either (a) a Bank Act of Canada rate determined by reference to offered rates for bankers' acceptances, increased by 0.10% depending on the lender party or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Bank Act of Canada rate plus 1.00% plus an applicable margin set initially at 1.625% for borrowings based on the Bank Act of Canada rate and 0.625% for borrowings based on the Canadian base rate, in each case, subject to a reduction of 0.125% upon the Company achieving a consolidated leverage ratio of less than or equal to 4.75 to 1.00 and additional reductions of 0.125% per each decline of 0.50 to 1.00 in the Company's consolidated leverage ratio from 4.75 to 1.00, with such reductions subject to a minimum applicable margin of 1.125% for borrowings based on the Bank Act of Canada rate and 0.125% for borrowings based on the Canadian base rate or base rate. The new Canadian Term A-3 Loans require the payment of installments in quarterly principal amounts of C$3.5 million from June 30, 2021 through March 31, 2023, C$5.2 million from June 30, 2023 through March 31, 2024, C$6.9 million from June 30, 2024 through March 31, 2025, C$10.4 million from June 30, 2025 through March 31, 2026, and C$159.2 million at maturity. The Canadian Term A-3 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Canadian Term A-2 Loans outstanding under the Credit Agreement. For the avoidance of doubt, the remaining Canadian Term A-2 Loans shall bear interest at rates consistent with the Canadian Term A-3 Loans. Amortization payments in respect of the remaining Canadian Term A-2 Loans have been reduced on a pro rata basis to reflect the partial refinancing thereof.
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
The new U.S. Term B-5 Loans bear interest at a rate equal to either (a) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the LIBOR rate plus 1.00% plus an applicable margin set initially at 2.50% for borrowings based on the LIBOR rate and 1.50% for borrowings based on the base rate. The U.S. Term B-5 Loans require the payment of installments in a quarterly principal amount of $2.1 million from June 30, 2021 through March 31, 2028, and $774.7 million at maturity. The U.S. Term B-5 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term B Loans outstanding under the Credit Agreement.
The Company capitalized third-party costs of approximately $16.8 million related to banker fees, rating agency fees and legal fees directly attributable to the refinancings in Amendment No. 11, of which $11.6 million are included in "Long-Term Borrowings" and $5.2 million are included in "Other Assets" on the Condensed Consolidated Balance Sheet as of July 2, 2021. Amounts paid for the capitalized third-party costs are included within "Other Financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2021. Additionally the Company recorded a $2.7 million non-cash loss for the write-off of unamortized deferred financing costs on the revolving credit facility and U.S. Term Loan B-2 to "Interest and Other Financing Costs, net" in the Condensed Consolidated Statements of Income (Loss) for both the three and nine months ended July 2, 2021.
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
Cash Flow Hedges
The Company has approximately $3.1 billion notional amount of outstanding interest rate swap agreements as of July 2, 2021, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the nine months ended July 2, 2021, the Company entered into approximately $500.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. During the nine months ended July 2, 2021, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of July 2, 2021 and October 2, 2020, approximately ($57.6) million and ($87.6) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	July 2, 2021	June 26, 2020
Interest rate swap agreements[1]	$(8,604)	$(22,688)

	Nine Months Ended
	July 2, 2021	June 26, 2020
Interest rate swap agreements[1]	$2,323	$(108,018)

(1)	The nine month period of fiscal 2020 was impacted by changes in interest rates due to actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of July 2, 2021, the Company has contracts for approximately 6.0 million gallons outstanding through March of fiscal 2022. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $0.7 million and a gain of approximately $5.1 million for the three and nine months ended July 2, 2021, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $5.0 million and a loss of approximately $4.0 million for the three and nine months ended June 26, 2020, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).
As of July 2, 2021, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 2, 2021	October 2, 2020
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$3,343	$—

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	3,070	1,494
Interest rate swap agreements	Other Noncurrent Liabilities	74,822	116,882
		77,892	118,376

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	78	121
Gasoline and diesel fuel agreements	Accounts payable	—	1,805
		$77,970	$120,302
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss) (in thousands):

		Three Months Ended
	Income Statement Location	July 2, 2021	June 26, 2020
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$12,362	$12,319
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(1,208)	(2,013)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	60	45
		(1,148)	(1,968)
		$11,214	$10,351

		Nine Months Ended
	Income Statement Location	July 2, 2021	June 26, 2020
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$38,161	$17,692
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(7,235)	6,892
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	(43)	113
		(7,278)	7,005
		$30,883	$24,697

At July 2, 2021, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $33.8 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations it serves. Within the FSS United States and FSS International segments, the Company provides food and beverage services, including catering and retail services, and facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within the Uniform segment, the Company provides a full service uniform solution, including delivery, cleaning and maintenance. In accordance with Accounting Standards Codification 606 ("ASC 606"), the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2021(1)	June 26, 2020(1)	July 2, 2021(2)	June 26, 2020(2)
FSS United States:
Business & Industry	$174.9	$160.9	$487.1	$935.6
Education	434.2	207.1	1,530.8	2,013.7
Healthcare	219.2	176.6	603.0	624.8
Sports, Leisure & Corrections	420.6	194.3	871.3	1,247.6
Facilities & Other	400.7	328.7	1,154.2	1,116.0
Total FSS United States	1,649.6	1,067.6	4,646.4	5,937.7

FSS International:
Europe	346.4	225.4	982.8	1,173.6
Rest of World	382.1	291.7	1,117.9	1,143.2
Total FSS International	728.5	517.1	2,100.7	2,316.8

Uniform	603.1	567.5	1,797.6	1,882.9

Total Revenue	$2,981.2	$2,152.2	$8,544.7	$10,137.4

(1)	Revenue was favorable during the three month period ended July 2, 2021 compared to the three month period ended June 26, 2020 as lockdowns were lifted and operations began to re-open.
(2)
COVID-19 had a more significant negative impact on revenue for the nine month period ended July 2, 2021 than the nine month period ended June 26, 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020.

Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
During the nine months ended July 2, 2021, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended July 2, 2021, the Company recognized $197.5 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	July 2, 2021	October 2, 2020
Deferred income(1)	$145.0	$263.8

(1)	Due to the impact of COVID-19, the Company has refunded approximately $44.7 million of advanced payments primarily for meal plans to clients during the nine month period ended July 2, 2021.
NOTE 8. INCOME TAXES:
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
As a result of the CARES Act, the Company recorded a net benefit to the Provision (Benefit) for Income Taxes of approximately $3.8 million and $38.1 million during the three and nine month periods ended July 2, 2021, respectively, which reflect the NOLs expected to be carried back to Pre-TCJA tax years at 35.0%. In addition, the Company recorded a valuation allowance to the Provision (Benefit) for Income Taxes of $3.8 million and $30.0 million during the three and nine month periods ended July 2, 2021, respectively, against certain foreign tax credits ("FTCs") that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized.
As of July 2, 2021, the Company had an income tax receivable balance of approximately $3.0 million, which primarily reflects the expected remaining proceeds to be refunded for NOLs generated in fiscal 2020 and through the nine months of fiscal 2021 based on the carry back to Pre-TCJA years. During the second quarter of fiscal 2021, the Company received approximately $93.6 million of proceeds related to the fiscal 2020 income tax return from the NOLs generated in fiscal 2020 as a result of the CARES Act. The Company also recorded an additional $163.7 million of FTCs and $5.7 million of general business credits in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Condensed Consolidated Balance Sheets that will be used to offset future federal income tax liabilities as of July 2, 2021. The $163.7 million of FTCs are partially offset by the $30.0 million valuation allowance recorded as of July 2, 2021. The Company continues to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). Based on cumulative losses in certain subsidiaries in the FSS International segment as negative evidence, the Company recorded a valuation allowance against DTAs of approximately $0.2 million and $14.6 million within the Condensed Consolidated Statements of Income (Loss) during the three and nine month periods ended July 2, 2021, respectively.
The Company recorded a net benefit to the Provision (Benefit) for Income Taxes in both the three and nine month periods ended July 2, 2021 of $4.0 million related to the release of certain stranded tax effects when the Company terminated certain Canadian defined benefit pension plans (see Note 1).
NOTE 9. STOCKHOLDERS' EQUITY:
During the nine months ended July 2, 2021 and June 26, 2020, the Company paid cash dividends of approximately $83.9 million and $83.1 million to its stockholders, respectively. On August 9, 2021, the Company's Board declared a $0.11 dividend per share of common stock, payable on September 8, 2021, to shareholders of record on the close of business on August 25, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the second quarter of fiscal 2020, the Company repurchased 0.3 million shares of its common stock for $6.5 million under the fiscal 2019 share repurchase program which will expire in July 2022.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At July 2, 2021 and October 2, 2020, zero shares of preferred stock were issued or outstanding.
On February 2, 2021, the Company's stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amended and restated the Company's 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. The Company's first purchase window began on April 1, 2021. There were 0.2 million shares purchased under the ESPP during the three and nine months ended July 2, 2021.
NOTE 10. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and ESPP units classified as "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss) (in millions).

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
TBOs(1)	$3.7	$2.0	$11.4	$7.0
TBO-Rs	1.2	—	3.4	—
RSUs(1)	10.7	7.4	34.7	23.1
PSUs(1)	—	1.1	—	(16.2)
Deferred Stock Units	0.5	0.5	1.5	1.4
ESPP Units	1.6	—	1.6	—
	$17.7	$11.0	$52.6	$15.3

Taxes related to share-based compensation	$5.9	$2.6	$18.5	$3.5
Cash Received from Option Exercises/ESPP Purchases	6.6	3.6	33.9	88.6
Tax Benefit on Share Deliveries(2)	0.2	0.6	3.0	46.1

(1)
Share-based compensation expense increased during the three and nine month periods of fiscal 2021 due to the shortening of the vesting period on the annual grants issued in September 2020 from four years to three years, the addition of expense related to the ESPP which began on April 1, 2021 and, for the nine month period of fiscal 2021, the accelerated timing of the issuance of the annual grant. Additionally, share-based compensation was reduced during the second quarter of fiscal 2020 based on lower than estimated target attainment on plan metrics for both the fiscal 2018 and fiscal 2019 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $22.6 million.

(2)	The tax benefit on option exercises, restricted stock unit, and ESPP unit deliveries is included in "Prepayments and Other Current Assets" on the Condensed Consolidated Statements of Cash Flows.
NOTE 11. EARNINGS (LOSS) PER SHARE:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$32,557	$(256,440)	$(126,262)	$(312,939)
Shares:
Basic weighted-average shares outstanding	255,207	252,943	254,461	251,343
Effect of dilutive securities(1)	2,167	—	—	—
Diluted weighted-average shares outstanding	257,374	252,943	254,461	251,343

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.13	$(1.01)	$(0.50)	$(1.25)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.13	$(1.01)	$(0.50)	$(1.25)

(1)
Incremental shares of 2.1 million have been excluded from the computation of diluted weighted-average shares outstanding for the nine months ended July 2, 2021 because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period. Incremental shares of 0.8 million and 2.6 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended June 26, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 8.5 million and 8.8 million shares were outstanding for the three months ended July 2, 2021 and June 26, 2020, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million and 1.6 million shares were outstanding for the three months ended July 2, 2021 and June 26, 2020, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
Share-based awards to purchase 9.4 million and 5.3 million shares were outstanding for the nine months ended July 2, 2021 and June 26, 2020, respectively, but were not included in the computation of diluted loss per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.1 million and 1.6 million shares were outstanding for the nine months ended July 2, 2021 and June 26, 2020, respectively, but were not included in the computation of diluted loss per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $28.3 million at July 2, 2021 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 2, 2021.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company is involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. The Company continues to simultaneously litigate the matter and attempt to reach a negotiated resolution. The Company recorded a reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of July 2, 2021, the Company has accrued its best estimate of the probable loss associated with this contract, which is approximately $19.7 million. The Company continues to believe it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. As of July 2, 2021, the Company had $1.1 million of remaining unpaid obligations related to his separation, which are recorded in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets. These unpaid obligations are expected to be paid through fiscal 2021.
NOTE 13. BUSINESS SEGMENTS:
The Company reported its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the nine months ended July 2, 2021 and June 26, 2020, the Company received proceeds of approximately $10.0 million and $15.3 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss). During the second quarter of fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment. Revenue and operating income (loss) were favorable during the three month period ended July 2, 2021 compared to the three month period ended June 26, 2020 as lockdowns were lifted and operations began to re-open. COVID-19 had a more significant negative impact on revenue and operating income (loss) for the nine month period ended July 2, 2021 than the nine month period ended June 26, 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020. During the three and nine months ended July 2, 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a $137.9 million non-cash gain on the Condensed Consolidated Statements of Income (Loss). During the third quarter of fiscal 2021, the Company terminated certain Canadian defined benefit pension plans and recognized a $60.9 million non-cash loss on the Condensed Consolidated Statements of Income (Loss).
Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	July 2, 2021	June 26, 2020
FSS United States	$1,649.6	$1,067.6
FSS International	728.5	517.1
Uniform	603.1	567.5
	$2,981.2	$2,152.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating Income (Loss)
	Three Months Ended
	July 2, 2021	June 26, 2020
FSS United States	$44.0	$(193.8)
FSS International	21.0	(138.3)
Uniform	35.0	21.9
	100.0	(310.2)
Corporate	(25.8)	(17.4)
Operating Income (Loss)	74.2	(327.6)
Gain on Equity Investment	(137.9)	—
Loss on Defined Benefit Pension Plan Termination	60.9	—
Interest and Other Financing Costs, net	111.6	94.2
Income (Loss) Before Income Taxes	$39.6	$(421.8)

	Revenue
	Nine Months Ended
	July 2, 2021	June 26, 2020
FSS United States	$4,646.4	$5,937.7
FSS International	2,100.7	2,316.8
Uniform	1,797.6	1,882.9
	$8,544.7	$10,137.4

	Operating Income (Loss)
	Nine Months Ended
	July 2, 2021	June 26, 2020
FSS United States	$30.1	$57.9
FSS International	30.3	(285.8)
Uniform	88.8	122.0
	149.2	(105.9)
Corporate	(90.1)	(65.1)
Operating Income (Loss)	59.1	(171.0)
Gain on Equity Investment	(137.9)	—
Loss on Defined Benefit Pension Plan Termination	60.9	—
Interest and Other Financing Costs, net	308.3	273.6
Loss Before Income Taxes	$(172.2)	$(444.6)

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at July 2, 2021 and October 2, 2020 was $7,872.8 million and $9,260.0 million, respectively. The carrying value of the Company's debt at July 2, 2021 and October 2, 2020 was $7,665.9 million and $9,278.4 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Next Level acquisition (see Note 2), the Company used a Monte Carlo simulation in an option pricing framework (an income approach) to value the contingent consideration liability. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The Monte Carlo simulation calculation is dependent on several subjective factors including future earnings, volatility, and the discount rate. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended July 2, 2021 and June 26, 2020 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 2, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 24, 2020.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The decline in our operations from COVID-19 caused a deterioration in our revenue, operating income (loss) and net income (loss) for the three and nine months ended July 2, 2021 and June 26, 2020. The impact of the deterioration was more significant during the three month period of fiscal 2020 than the three month period of fiscal 2021 due to our ability to adapt to the changing business environment and the greater severity of the pandemic during the three month period of fiscal 2020. The impact of the deterioration was more significant during the nine month period of fiscal 2021 than the nine month period of fiscal 2020 due to the pandemic not materially affecting operations until late in the second quarter of fiscal 2020. During the third quarter of fiscal 2021, our client locations began to re-open which generated increases in our revenue, operating income and net income in the period. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the availability and widespread distribution of safe and effective COVID-19 vaccines, the emergence of COVID-19 variants, ability to effectively hire and retain personnel, governmental response to the pandemic and the continuation of governmental relief programs. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted.
In response to COVID-19, we continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the disruption caused by COVID-19 by strengthening our available liquidity, focusing on flexible, low fixed-cost operations and diversifying our service offerings, geographic mix and client portfolio.
While certain of our reportable segments have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have included significant variable and fixed cost reductions, including headcount reductions primarily during fiscal 2020, contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also taken advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other U.S. and foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases and progress in the vaccination effort significantly contributing to the ability and willingness of private businesses and governments to open or remain open, even at limited levels. We continue to work closely with clients and all constituencies in this environment.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:
•Education – We continue to serve clients as more students entered in-person learning environments during the spring semester. Higher Education implemented enhanced on-campus experiences that included additional meal flexibility and digital innovation. K-12 continues to participate in universal government-sponsored meal programs. We anticipate our clients will have in-person classes in the upcoming fall semester, and we are actively working to create the best environment for their students.
•Sports, Leisure & Corrections – Sports & Entertainment is now hosting fans without COVID-19 related attendance restrictions in most MLB stadiums. Restrictions in many indoor venues continue in place currently. Leisure continues to maintain steady performance with improving attendance levels at most National Parks. Corrections continues to not be materially impacted.
•Business & Industry – We continue to employ innovative solutions for extended service capabilities. Additional client locations continued to open throughout the quarter, while companies adopted evolving return-to-work strategies.
•Facilities & Other – Operations remain positive, while we continue to offer additional project-oriented services, particularly as locations begin to increase in-person activity.
•Healthcare – Operations continue to gradually improve as visitor restrictions ease and elective procedures increase. We continue to drive innovative approaches programmatically and with technology enablers to enhance caregiver and patient experience.
Within the FSS International segment, we are at various stages of response depending on geography. China continues its recovery and has new client wins—particularly in Healthcare—due to our efforts on the frontlines, while South America has experienced strong performance in extractive services. Europe and Canada are beginning to recover as restrictions ease and lockdowns are lifted.
In the Uniform segment, our business serves a range of clients. Operations have resumed across the segment, although for some products or services, below pre-pandemic levels. In addition, we continue to be a solution-oriented service focusing on safety and hygiene.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended July 2, 2021 and June 26, 2020 (dollars in millions).

	Three Months Ended		Change
	July 2, 2021	June 26, 2020	$	%
Revenue	$2,981.2	$2,152.2	$829.0	38.5%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,686.1	2,265.6	420.5	18.6%
Other operating expenses	220.9	214.2	6.7	3.1%
	2,907.0	2,479.8	427.2	17.2%
Operating income (loss)	74.2	(327.6)	401.8	122.7%
Gain on Equity Investment	(137.9)	—	(137.9)	(100.0)%
Loss on Defined Benefit Plan Termination	60.9	—	60.9	100.0%
Interest and Other Financing Costs, net	111.6	94.2	17.4	18.5%
Income (Loss) Before Income Taxes	39.6	(421.8)	461.4	109.4%
Provision (Benefit) for Income Taxes	7.1	(165.5)	172.6	104.3%
Net income (loss)	$32.5	$(256.3)	$288.8	112.7%

	Three Months Ended		Change
Revenue by Segment(1)(2)	July 2, 2021	June 26, 2020	$	%
FSS United States	$1,649.6	$1,067.6	$582.0	54.5%
FSS International	728.5	517.1	211.4	40.9%
Uniform	603.1	567.5	35.6	6.3%
	$2,981.2	$2,152.2	$829.0	38.5%

	Three Months Ended		Change
Operating Income (Loss) by Segment(2)	July 2, 2021	June 26, 2020	$	%
FSS United States	$44.0	$(193.8)	$237.8	122.7%
FSS International	21.0	(138.3)	159.3	115.2%
Uniform	35.0	21.9	13.1	59.9%
Corporate	(25.8)	(17.4)	(8.4)	48.2%
	$74.2	$(327.6)	$401.8	122.7%
(1) As a percentage of total revenue, FSS United States represented 55.3% and 49.6%, FSS International represented 24.5% and 24.0% and Uniform represented 20.2% and 26.4% for the three month periods ended July 2, 2021 and June 26, 2020, respectively.
(2) Revenue and operating income (loss) were favorable during the three month period ended July 2, 2021 compared to the three month period ended June 26, 2020 as lockdowns were lifted and operations began to re-open.

	Nine Months Ended		Change
	July 2, 2021	June 26, 2020	$	%
Revenue	$8,544.7	$10,137.4	$(1,592.7)	(15.7)%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,814.0	9,441.3	(1,627.3)	(17.2)%
Other operating expenses	671.6	668.5	3.1	0.5%
Goodwill impairment	—	198.6	(198.6)	(100.0)%
	8,485.6	10,308.4	(1,822.8)	(17.7)%
Operating income (loss)	59.1	(171.0)	230.1	134.6%
Gain on Equity Investment	(137.9)	—	(137.9)	(100.0)%
Loss on Defined Benefit Plan Termination	60.9	—	60.9	100.0%
Interest and Other Financing Costs, net	308.3	273.6	34.7	12.7%
Loss Before Income Taxes	(172.2)	(444.6)	272.4	61.3%
Benefit for Income Taxes	(45.7)	(132.2)	86.5	65.4%
Net loss	$(126.5)	$(312.4)	$185.9	59.5%

	Nine Months Ended		Change
Revenue by Segment(3)(4)	July 2, 2021	June 26, 2020	$	%
FSS United States	$4,646.4	$5,937.7	$(1,291.3)	(21.7)%
FSS International	2,100.7	2,316.8	(216.1)	(9.3)%
Uniform	1,797.6	1,882.9	(85.3)	(4.5)%
	$8,544.7	$10,137.4	$(1,592.7)	(15.7)%

	Nine Months Ended		Change
Operating Income (Loss) by Segment	July 2, 2021	June 26, 2020	$	%
FSS United States	$30.1	$57.9	$(27.8)	(48.1)%
FSS International	30.3	(285.8)	316.1	110.6%
Uniform	88.8	122.0	(33.2)	(27.2)%
Corporate	(90.1)	(65.1)	(25.0)	38.3%
	$59.1	$(171.0)	$230.1	134.6%

(3) As a percentage of total revenue, FSS United States represented 54.4% and 58.6%, FSS International represented 24.6% and 22.8% and Uniform represented 21.0% and 18.6% for the nine month periods ended July 2, 2021 and June 26, 2020, respectively.
(4) COVID-19 had a more significant negative impact on revenue for all segments during the nine month period of fiscal 2021 than the nine month period of fiscal 2020, as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020.
Consolidated Overview
Revenue increased by approximately 38.5% during the three month period of fiscal 2021 and decreased by approximately 15.7% during the nine month period of fiscal 2021 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2021 was primarily attributable to improved business as more clients began to re-open across all of our reportable segments. The decrease during the nine month period of fiscal 2021 was primarily attributable to COVID-19 from clients either reducing or ceasing operations at certain locations across all of our reportable segments. COVID-19 negatively impacted revenue for the entire nine month period of fiscal 2021, whereas COVID-19 did not negatively impact revenue until late in the second quarter of fiscal 2020. Foreign currency translation favorably impacted revenue for the three and nine month periods of fiscal 2021 (approximately 3.5% and 1.4%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and nine month periods ended July 2, 2021 and June 26, 2020.

	Three Months Ended				Nine Months Ended
	July 2, 2021		June 26, 2020		July 2, 2021		June 26, 2020
Cost of services provided (exclusive of depreciation and amortization) components	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$1,496.0	90.7%	$1,140.8	106.9%	$4,287.8	92.3%	$5,505.4	92.7%
FSS International	684.3	93.9%	633.1	122.4%	2,004.7	95.4%	2,336.8	100.9%
Uniform	505.8	83.9%	491.7	86.6%	1,521.5	84.6%	1,599.1	84.9%
	$2,686.1	90.1%	$2,265.6	105.3%	$7,814.0	91.4%	$9,441.3	93.1%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and nine month periods ended July 2, 2021 and June 26, 2020.

	Three Months Ended		Nine Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Food and support service costs(1)	24.1%	21.3%	24.0%	26.5%
Personnel costs(2)	51.3%	54.4%	51.7%	49.1%
Other direct costs	24.6%	24.3%	24.3%	24.4%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended July 2, 2021 mainly from lockdowns being lifted and operations re-opening. Food and support service costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the nine months ended July 2, 2021 mainly from reduced or ceased operations at certain client locations due to COVID-19 and, in addition, the impact of cost reduction efforts taken by management to reduce variable and fixed costs.
(2) Personnel costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended July 2, 2021 mainly from lockdowns being lifted and operations re-opening, which increase the proportion of other operating costs such as food and support services. Personnel costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the nine months ended July 2, 2021 primarily due to some clients requiring us to maintain certain employment levels despite reduced operations, partially offset by labor related tax credits received from U.S. and non-U.S. governmental relief programs.
Operating income (loss) increased by approximately $401.8 million and $230.1 million during the three and nine month periods of fiscal 2021 compared to the prior year periods, respectively. COVID-19 negatively impacted operating income (loss) for the entire nine month period of fiscal 2021, whereas COVID-19 did not negatively impact operating income in the prior year period until late in the second quarter of fiscal 2020.
The increase in operating income (loss) during the three and nine month periods of fiscal 2021 was primarily attributable to:
•improved profitability as more clients began to re-open;
•the favorable impact from headcount reductions taken during the second half of fiscal 2020;
•prior year severance expenses, mainly related to COVID-19 (approximately $124.9 million and $137.3 million);
•prior year non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million in both periods); and
•prior year non-cash charge related to information technology assets in the FSS United States segment due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $17.8 million and $21.9 million).
These increases in operating income (loss) during the three and nine month periods of fiscal 2021 more than offset:
•higher personnel costs from employee incentive expenses related to the annual bonus and employer retirement matching contributions;
•higher expenses related to our medical program (approximately $9.7 million and $24.3 million);
•higher share-based compensation expense (see Note 10 to the condensed consolidated financial statements);
•a non-cash charge related to excess inventory (approximately $8.0 million and $19.6 million); and

•a prior year gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million in both periods).
The U.S. and non-U.S. governmental labor related tax credits received in relation to COVID-19 were lower during the three month period of fiscal 2021 compared to the prior year period whereas they were higher during the nine month period of fiscal 2021 compared to the prior year period (see Note 1 to the condensed consolidated financial statements). The nine month period of fiscal 2020 also includes an impairment charge to goodwill in the FSS International segment (approximately $198.6 million).
During the three and nine month periods ended July 2, 2021, a non-cash gain related to an equity investment of approximately $137.9 million was recorded, which was partially offset by a non-cash loss from the termination of certain defined benefit pension plans of approximately $60.9 million.
Interest and Other Financing Costs, net, increased 18.5% and 12.7% during the three and nine month periods of fiscal 2021 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2021 was primarily due to charges of $18.7 million related to refinancing activities during the third quarter of fiscal 2021, including approximately $11.9 million of a call premium payment related to repayment of the $500.0 million Senior Notes due 2026 and $6.8 million related to the write-off of unamortized deferred financing costs. The increase during the nine month period of fiscal 2021 was primarily due to increased interest attributable to the issuance of $1,500.0 million of 6.375% Senior Notes due 2025 (the "6.375% 2025 Notes") in April 2020, partially offset by lower interest from the repayment of the 5.125% Senior Notes due 2024 (the "5.125% 2024 Notes") during the second quarter of fiscal 2020 and lower borrowings on the Receivables Facility and revolving credit facility.
The provision for income taxes for the three month period of fiscal 2021 was recorded at an effective tax rate of 17.8% and the benefit for income taxes for the nine month period of fiscal 2021 was recorded at an effective rate of 26.6%. The benefit for income taxes for the three and nine month periods of fiscal 2020 was recorded at an effective tax rate of 39.2% and 29.7%, respectively. As a result of the CARES Act, we recorded an income tax benefit, net, of approximately $3.8 million and $38.1 million during the three and nine month periods ended July 2, 2021, respectively, and approximately $68.1 million and $58.8 million for the three and nine month periods ended June 26, 2020, respectively. In addition, we recorded a valuation allowance of $3.8 million and $30.0 million during the three and nine month periods of fiscal 2021, respectively, and $17.4 million and $11.8 million during the three and nine month periods of fiscal 2020, respectively, against certain foreign tax credits that were re-established by the Net Operating Loss ("NOL") carryback (see Note 8 to the condensed consolidated financial statements). The income tax provision (benefit) during the three and nine month periods of fiscal 2021 and 2020 reflect the NOLs expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of 35.0%. Within the FSS International segment, we also recorded during the nine month period of fiscal 2021 and fiscal 2020 a valuation allowance against deferred tax assets in certain subsidiaries from cumulative losses of approximately $14.6 million and $8.6 million, respectively. The effective tax rate for the three and nine month periods of fiscal 2020 also includes income tax benefits of approximately $0.6 million and $46.1 million as a result of an excess tax benefit recognized in relation to equity awards exercised during the nine months ended June 26, 2020, including by the former Chairman, President and Chief Executive Officer. The Income (Loss) Before Income Taxes for the nine month period of fiscal 2020 includes a non-cash impairment charge of goodwill for $198.6 million, which is nondeductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five operating sectors which have similar economic characteristics and are aggregated into a single operating segment. The five operating sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	July 2, 2021	June 26, 2020	%	July 2, 2021	June 26, 2020	%
Business & Industry	$174.9	$160.9	8.7%	$487.1	$935.6	(47.9)%
Education	434.2	207.1	109.7%	1,530.8	2,013.7	(24.0)%
Healthcare	219.2	176.6	24.1%	603.0	624.8	(3.5)%
Sports, Leisure & Corrections	420.6	194.3	116.5%	871.3	1,247.6	(30.2)%
Facilities & Other	400.7	328.7	21.9%	1,154.2	1,116.0	3.4%
	$1,649.6	$1,067.6	54.5%	$4,646.4	$5,937.7	(21.7)%
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
FSS United States segment revenue increased by approximately 54.5% during the three month period of fiscal 2021 and decreased by approximately 21.7% during the nine month period of fiscal 2021 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2021 was primarily attributable to operations re-opening, particularly in our Sports, Leisure & Corrections sector as professional sports stadiums and arenas began to allow fans in attendance and our Education sector as more students returned to on-site learning for the spring semester. The decrease during the nine month period of fiscal 2021 was primarily attributable to COVID-19, which significantly impacted our Sports, Leisure & Corrections sector due to limited professional sports stadium and arena attendance, our Business & Industry sector due to many clients working from home instead of the office and our Education sector where clients during the fall semester either reduced or ceased operations at certain locations, including due to virtual or remote learning.
Operating income (loss) increased by approximately $237.8 million during the three month period of fiscal 2021 and decreased by approximately $27.8 million during the nine month period of fiscal 2021 compared to the prior year periods, respectively. COVID-19 negatively impacted operating income (loss) for the entire nine month period of fiscal 2021, whereas COVID-19 did not negatively impact operating income (loss) in the prior year period until late in the second quarter of fiscal 2020.
The increase in operating income (loss) during the three month period of fiscal 2021 was primarily attributable to:
•improved profitability as more clients began to re-open;
•the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020;
•prior year severance expenses related to COVID-19 (approximately $48.2 million);
•prior year non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million);
•prior year non-cash charge related to information technology assets due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $17.8 million).
These increases in operating income (loss) during the three month period of fiscal 2021 were partially offset by:
•higher personnel costs from employee incentive expenses related to the annual bonus and employee retirement matching contributions; and
•higher expenses related to our medical program (approximately $9.7 million).
The decrease in operating income during the nine month period of fiscal 2021 was primarily attributable to:
•the impact of COVID-19 from clients either reducing or ceasing operations which as discussed above was more significant in the current year compared to the prior year;
•higher personnel costs from employee incentive expenses related to the annual bonus and employee retirement matching contributions;
•higher expenses related to our medical program (approximately $24.3 million); and
•lower income compared to the prior year period from the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports Leisure & Corrections sector (approximately $5.3 million).

These decreases in operating income during the nine month period of fiscal 2021 were partially offset by:
•the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020;
•prior year severance expenses related to COVID-19 (approximately $48.2 million);
•prior year non-cash charge related to operating lease right-of-use assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million);
•prior year non-cash charge related to information technology assets due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $21.9 million); and
•higher income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation programs (approximately $7.8 million).
FSS International Segment
FSS International segment revenue increased by approximately 40.9% during the three month period of fiscal 2021 and decreased by approximately 9.3% during the nine month period of fiscal 2021 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2021 was primarily attributable to operations re-opening, net new business growth and the positive impact of foreign currency translation (approximately 13.1%). The decrease during the nine month period of fiscal 2021 was attributable to the negative impact of COVID-19 from restrictions and higher levels of lockdowns from government mandates in certain countries, partially offset by the positive impact of foreign currency translation (approximately 5.7%).
Operating income (loss) increased by approximately $159.3 million and $316.1 million during the three and nine month periods of fiscal 2021 compared to the prior year periods, respectively. The increase was attributable to prior year severance expenses, mainly related to COVID-19 (approximately $74.7 million and $83.0 million) and the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020, which more than offset higher personnel costs from employee incentive expenses related to the annual bonus in the current year periods. The nine month period of fiscal 2021 also benefited from the prior year goodwill impairment charge (approximately $198.6 million).
Operating income (loss) for the three month period of fiscal 2021 benefited from improved profitability from clients re-opening after COVID-19 restrictions began to lift, which more than offset lower labor related tax credits provided from government assistance programs (see Note 1 to the condensed consolidated financial statements). Operating income (loss) for the nine month period of fiscal 2021 was negatively impacted from COVID-19 due to restrictions and higher levels of lockdowns from government mandates in certain countries, partially offset by labor related tax credits provided from government assistance programs (see Note 1 to the condensed consolidated financial statements).
Uniform Segment
Uniform segment revenue increased by approximately 6.3% during the three month period of fiscal 2021 and decreased by approximately 4.5% during the nine month period of fiscal 2021 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2021 was primarily attributable to growth within our uniform rental business as more clients began to re-open, improved pricing and the positive impact of foreign currency translation (approximately 1.1%). The decrease during the nine month period of fiscal 2021 was primarily attributable to the greater impact of COVID-19 in the current year period, partially offset by improved pricing.
Operating income increased by approximately $13.1 million during the three month period of fiscal 2021 and decreased by approximately $33.2 million during the nine month period of fiscal 2021 compared to the prior year periods, respectively. The increase in operating income during the three month period of fiscal 2021 was primarily attributable to increased profitability within the uniform rental business as more clients began to re-open, which more than offset the lower labor related tax credits provided by government assistance programs in response to COVID-19 (see Note 1 to the condensed consolidated financial statements). The decrease during the nine month period of fiscal 2021 was attributable to the greater negative impact of COVID-19 in the current year period, partially offset by labor related tax credits provided by government assistance programs (see Note 1 to the condensed consolidated financial statements).
Operating income benefited during both the three and nine month periods of fiscal 2021 from the favorable impact of headcount reductions primarily taken during the second half of fiscal 2020.
Operating income was unfavorably impacted during both the three and nine month periods of fiscal 2021 from:
•a non-cash charge related to excess inventory (approximately $7.1 million and $17.1 million);
•a prior year gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million in both periods);

•higher personnel costs from employee incentive expenses related to the annual bonus and employer retirement matching contributions; and
•higher personnel costs related to sales growth initiatives compared to the prior year period (approximately $5.0 million and $13.4 million).
The nine month period of fiscal 2021 was favorably impacted by lower merger and integration charges from the AmeriPride acquisition (approximately $8.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $8.4 million and $25.0 million during the three and nine month periods of fiscal 2021 compared to the prior year periods, respectively. The increase was attributable to:
•higher share-based compensation expense (approximately $6.7 million and $37.3 million) (see Note 10 to the condensed consolidated financial statements); and
•higher personnel costs from employee incentive expenses related to the annual bonus.
The increases in corporate expenses during the three and nine month periods of fiscal 2021 more than offset the favorable impact from headcount reductions primarily taken during the second half of fiscal 2020 and lower severance charges related to COVID-19 (approximately $1.7 million and $5.2 million).
The three month period of fiscal 2021 included an unfavorable change in fair value from certain gasoline and diesel agreements (approximately $5.4 million). The nine month period of fiscal 2021 was favorably impacted from the change in fair value from certain gasoline and diesel agreements (approximately $9.2 million). The nine month period of fiscal 2021 also includes a charge related to a payroll tax matter (approximately $2.1 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of July 2, 2021, we had $483.4 million of cash and cash equivalents, approximately $1,057.3 million of availability under our senior secured revolving credit facility and approximately $380.4 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of July 2, 2021, there were approximately $924.2 million of outstanding foreign currency borrowings.
In response to the COVID-19 pandemic during fiscal 2020, we undertook a number of actions to enhance our cash position, including increasing borrowings under our revolving credit facility and under our Receivables Facility, renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. In addition, on April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% 2025 Notes. We continue to apply effective cost discipline to mitigate the negative impacts of COVID-19 as well as take advantage of relief provisions, including the CARES Act, CAA and other U.S. and foreign governmental programs (see Note 1 to the condensed consolidated financial statements). During the nine month period of fiscal 2021, we repaid $780.0 million of outstanding borrowings under our U.S. revolving credit facility, $500.0 million aggregate principal amount of 4.750% Senior Notes due 2026 (the "4.750% 2026 Notes") and $315.6 million of outstanding borrowings under our Receivables Facility.
On April 6, 2021, we entered into Amendment No. 11 ("Amendment No. 11") to the credit agreement, dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which, among other things, increased the availability on the revolving credit facility by $200.0 million and extended the maturity dates on a portion of the revolving credit facility, a portion of the Canadian dollar denominated term loan due October 2023, a portion of the euro denominated term loan due October 2023 and all of the yen denominated term loan due October 2023, in each case, to April 2026. We also extended the maturity date of the U.S. dollar denominated term loan due 2024 to April 2028. For additional information regarding Amendment No. 11, see Note 5 to the condensed consolidated financial statements.
On June 25, 2021, we extended the scheduled maturity date of the Receivables Facility from June 2022 to June 2024. All other terms and conditions of the agreement remained largely unchanged (see Note 5 to the condensed consolidated financial statements).
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents and availability under our revolving credit facility and Receivables Facility, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As a result of our refinancings in April 2021 and June 2021, we have no significant debt maturities due until 2025, and with the covenant relief attained as a result of the Credit Agreement amendment implemented in April 2020, we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	July 2, 2021	June 26, 2020
Net cash provided by (used in) operating activities	$233.8	$(74.8)
Net cash used in investing activities	(503.2)	(251.3)
Net cash (used in) provided by financing activities	(1,767.0)	2,496.2
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by (Used in) Operating Activities
Cash provided by operating activities was $233.8 million during the nine month period of fiscal 2021, a $308.6 million increase compared to $74.8 million of cash used in operating activities for the nine month period of fiscal 2020. The increase was driven by the favorable change of approximately $468.8 million in operating assets and liabilities and by a lower net loss, as discussed in "Results of Operations" above. These increases were partially offset by non-cash gains and losses, including the prior year non-cash impairment charges related to goodwill and other assets of approximately $245.0 million, the current year gain on equity investment of approximately $137.9 million and the loss on termination of certain defined benefit pension plans of approximately $60.9 million. The $468.8 million favorable change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accounts payable by $385.8 million, generating less of a use of cash during the nine month period of fiscal 2021 compared to the nine month period of fiscal 2020 due to the reduction in the prior year balance from COVID-19 and the timing of disbursements whereas the current year balance has increased from client re-openings;
•Accrued expenses by $229.0 million, generating less of a use of cash during the nine month period of fiscal 2021 compared to the nine month period of fiscal 2020 primarily due to the following: lower payments related to the annual bonus; lower commission payments in our Sports business; and lower other accrued expense payments as current year activity is lower than the prior year period from the impact of COVID-19, partially offset by severance payments from headcount reductions made in the second half of fiscal 2020;
•Prepayments and Other Current Assets by $194.7 million, generating a source of cash during the nine month period of fiscal 2021 compared to a use of cash during the nine month period of fiscal 2020 mainly from proceeds received in the second quarter of fiscal 2021 related to the fiscal 2020 federal income tax return (approximately $93.6 million), whereas the prior year period income tax receivable balance increased from the net loss position; and
•Inventories by $57.9 million, generating a source of cash during the nine month period of fiscal 2021 compared to a use of cash during the nine month period of fiscal 2020 mainly from the prior year purchases of personal protective equipment inventory in our Uniform segment in response to COVID-19.
These changes in operating assets and liabilities more than offset:
•Receivables by $398.5 million, generating a use of cash during the nine month period of fiscal 2021 compared to a source of cash during the nine month period of fiscal 2020 due to the reduction in the prior year balance from COVID-19, whereas the current year balance has increased due to client re-openings.
The nine month periods of fiscal 2021 and fiscal 2020 include approximately $129.8 million and $45.3 million, respectively, of proceeds associated with labor related tax credits mostly from many foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). During the nine month periods of fiscal 2021 and 2020, we received proceeds of approximately $17.0 million and $12.5 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Other operating activities" caption reflects adjustments to net loss in the current year and prior year periods related to non-cash gains and losses; adjustments to non-operating cash gains and losses, including call premium expenses from debt repayments and the gain from the insurance proceeds related to the property damage from a tornado in Nashville of $16.3 million during the nine month period of fiscal 2020; the change in noncurrent assets, mainly related to in-service rental merchandise as customer installations were reduced in fiscal 2020 from the impact of COVID-19; and fluctuations in certain non-current liabilities (insurance).
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during the nine month period of fiscal 2021 compared to the nine month period of fiscal 2020 due to the acquisition of Next Level Hospitality for $226.2 million (see Note 2 to the condensed consolidated financial statements). This increase was partially offset by lower capital expenditures. The "Disposals of property and equipment" caption for the nine month period of fiscal 2020 includes approximately $21.5 million of insurance proceeds related to a tornado at one of our Uniform locations in Nashville. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $10.0 million and $15.3 million of proceeds during the nine month periods of fiscal 2021 and 2020, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector. The nine month period of fiscal 2020 also includes approximately $8.3 million of proceeds from government grants related to our headquarters.
Cash Flows (Used in) Provided by Financing Activities
During the nine month period of fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the U.S. revolving credit facility ($780.0 million);
•repayment of the aggregate principal amount of the 4.750% 2026 Notes ($500.0 million);
•repayments under the Receivables Facility ($315.6 million);
•net repayments of term loan borrowings ($64.8 million);
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including debt issuance costs ($17.5 million) and the call premium ($11.9 million) from the repayment of the 4.750% 2026 Notes; and
•payment of an earnout related to a prior year acquisition ($7.4 million).
During the nine month period of fiscal 2020, cash provided by financing activities was impacted by the following:
•issuance of 6.375% 2025 Notes ($1,500.0 million);
•issuance of a new U.S. denominated term loan due January 2027, net of original issue discount ($898.9 million);
•an increase in borrowings under the revolving credit facility ($845.2 million);
•an increase in funding under the Receivables Facility ($335.6 million);
•an increase in proceeds from issuance of common stock as a result of higher stock option exercises ($88.6 million); and
•cash proceeds received from a stockholder in connection with short-swing profits earned through transactions in our common stock, which are included in "Other financing activities" ($14.8 million); which more than offset
•repayment of the aggregate principal amount of the 5.125% 2024 Notes ($900.0 million); and
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including the call premium from the repayment of the 5.125% 2024 Notes ($23.1 million) and debt issuance costs ($29.3 million).
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2021 and fiscal 2020, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under the fiscal 2019 share repurchase program which will expire in July 2022.
On February 2, 2021, our stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amended and restated our 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.

On February 2, 2021, our stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of our common stock as determined on the purchase date or ii) fair market value per share of our common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. Our first purchase window began on April 1, 2021. There were 0.2 million shares purchased under the ESPP during the three and nine months ended July 2, 2021.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of July 2, 2021, we were in compliance with these covenants.
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
In accordance with Amendment No. 9 to the Credit Agreement entered into during the third quarter of fiscal 2020, a covenant waiver period was in effect during the three and nine months ended July 2, 2021, as the amendment suspends the Consolidated Secured Debt Ratio covenant required under the Credit Agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021. Beginning in the fourth quarter of fiscal 2021, we will be required to be in compliance with the Consolidated Secured Debt Ratio covenant. For additional information regarding the covenant waiver period and related provisions, see Part I, Item 7, "Liquidity and Capital Resources" in our Annual Report on Form 10-K filed with the SEC on November 24, 2020.
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

Twelve Months Ended
(in millions)	July 2, 2021
Net loss attributable to ASI stockholder	$(274.9)
Interest and other financing costs, net	417.6
Benefit for income taxes	(99.8)
Depreciation and amortization	563.3
Share-based compensation expense(1)	67.6
Unusual or non-recurring (gains) and losses(2)	(77.1)
Pro forma EBITDA for equity method investees(3)	10.4
Pro forma EBITDA for certain transactions(4)	15.1
Other(5)	252.9
Covenant Adjusted EBITDA	$875.1
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards (see Note 10 to the condensed consolidated financial statements).
(2)    Represents a non-cash gain from an observable price change related to an equity investment ($137.9 million) and a non-cash loss from the termination of certain defined benefit pension plans ($60.9 million) (see Note 1 to the condensed consolidated financial statements).
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
(5)    "Other" for the twelve months ended July 2, 2021 includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of U.S. and non-U.S. governmental labor related credits ($123.8 million), non-cash impairment charges related to various assets ($34.3 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($25.5 million), severance charges ($20.0 million), non-cash charges for excess inventory ($19.6 million), charges related to a client contract dispute ($17.9 million), expenses related to merger and integration related charges ($16.4 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($8.7 million), a favorable non-cash settlement of a multiemployer pension plan obligation ($6.7 million), a favorable settlement of a legal matter ($4.7 million), non-cash charges related to information technology assets ($4.2 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), the impact of hyperinflation in Argentina ($2.3 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended July 2, 2021 are as follows(1):

	Covenant Requirement	Actual Ratio
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000	2.36
(1)    The covenant waiver period for the Consolidated Secured Debt Ratio covenant is in effect for the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying financial statements. We insure portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 2, 2021. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of July 2, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $183.5 million and $92.1 million, respectively.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 2, 2021 has not materially changed from October 2, 2020 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Form 10-K for the fiscal year ended October 2, 2020 filed with the SEC on November 24, 2020). During the first quarter of fiscal 2021, we repaid $780.0 million principal amount outstanding on the U.S. revolving credit facility and $315.6 million of outstanding borrowings under the Receivables Facility. On June 2, 2021, we redeemed the aggregate $500.0 million principal amount outstanding on the 4.750% 2026 Notes at a redemption price of 102.375% of the aggregate principal amount, together with accrued and unpaid interest to the redemption date. See Note 5 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of our debt obligations as of July 2, 2021.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of July 2, 2021.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2021.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1*#
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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended July 2, 2021 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 2, 2021 and October 2, 2020; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended July 2, 2021 and June 26, 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 2, 2021 and June 26, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2021 and June 26, 2020; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended July 2, 2021 and June 26, 2020; and (vi) Notes to condensed consolidated financial statements.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set.
*    Filed herewith.
#    Indicates a corrected version of exhibit previously filed with the Current Report on Form 8-K on April 9, 2021.

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