Form 10-K
period 2021-10-01
Aramark
filed 2021-11-23
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended October 1, 2021 Commission File Number: 001-36223

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

As of April 2, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $9,877.1 million.
As of October 29, 2021, the number of shares of the registrant's common stock outstanding is 256,041,639.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2022 Annual Meeting of Stockholders, to be held on February 1, 2022, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended October 1, 2021.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the impact of the ongoing COVID-19 pandemic, the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, actual results or outcomes may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the United States and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, climate change, new pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company,” “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Based on total revenue in fiscal 2021, we hold a top 3 position in North America in food and facilities services and the #2 position in North America in uniform services. Internationally, we hold a top 3 position in food and facilities services based on total revenue in fiscal 2021 in most countries in which we have significant operations. Our approximately 248,300 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our revenue and operating income by our reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform

FY 2021 Revenue(a):	$6,809.3	$2,866.2	$2,420.5
FY 2021 Operating Income(a):	$131.8	$58.2	$120.8
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business & industry, sports, leisure & corrections, education, healthcare and facilities and other	Business, public institutions, manufacturing, transportation and service industries
(a)     Dollars in millions. Operating income excludes $119.4 million related to corporate expenses.
In fiscal 2021, we generated $12.1 billion of revenue, $191.4 million of operating income and $90.8 million of net loss attributable to Aramark stockholders.
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
Recent Developments
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The decline in our operations from COVID-19 caused a deterioration in our revenues, operating income (loss) and net (loss)

income for the fiscal years ended October 1, 2021 and October 2, 2020. Our financial results began to improve during the second half of fiscal 2021 as lockdowns were lifted and operations began to re-open as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020. We continue to apply effective cost discipline to mitigate the negative impact of COVID-19 as well as take advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other United States and foreign governmental programs.
In response to COVID-19, we remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the disruption caused by COVID-19 by strengthening our available liquidity, focusing on flexible, low fixed-cost operations and diversifying our service offerings, geographic mix and client portfolio. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our clients, mainly within the Uniform segment;
supply chain disruptions that caused delivery delays, lower fill rates and higher substitution rates for a wide-range of products; and increases in inflation causing food supply chain and labor challenges. We expect these items to continue into fiscal 2022, along with the potential for costs related to COVID-19 testing or vaccine mandates. However, we continue to evaluate and react in order to take appropriate actions to mitigate the risk in these areas. The ongoing impact of COVID-19, including the emergence of COVID-19 variants, on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted.
Food and Support Services
Our Food and Support Services segments manage a number of interrelated services, including food, hospitality, procurement and facility services, for school districts, colleges & universities, healthcare and senior living facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.
We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising the majority of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. Our facilities services capabilities are broad, and include plant operations and maintenance, custodial/housekeeping, energy management, grounds keeping, and capital project management. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals and senior living), our clients provide us with a captive customer base through their on-site employees, students and patients. At sports, entertainment and recreational facilities, our clients attract patrons to their site, usually for specific events such as sporting events and conventions.
We manage our FSS business in two geographic reportable segments split between our United States and International operations. In fiscal 2021, our FSS United States segment generated $6,809.3 million in revenue, or 56% of our total revenue, and our FSS International segment generated $2,866.2 million in revenue, or 24% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of United States government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,460 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services to approximately 573 healthcare and senior living clients and more than 651 facilities across our global footprint. Our food and food-related services include patient food and nutrition, retail food, environmental services and procurement services.
Business & Industry. We provide a comprehensive range of business dining services, including on-site restaurants, catering, convenience stores and executive dining.
We also provide beverage and vending services to business & industry clients at thousands of locations. Our service and product offerings include a full range of coffee offerings, “grab and go” food operations, mailed gift boxes, convenience stores, micromarkets and a proprietary drinking water filtration system.
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve hundreds of venues for professional (including minor league affiliates) and college sports teams, including for 29 teams in

Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and at more than 100 colleges and universities. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms.
Facilities & Other. We provide a variety of support services to more than 430 facilities clients and more than 825 locations. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries.
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
Our relationship with Sysco is important to our operations and we have had distribution agreements in place for 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2021, Sysco distributed approximately 50% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
In our FSS International segment (other than Canada), our approach to purchasing is substantially similar. On a country-by-country basis, we negotiate pricing and other terms for a majority of our purchases of food and related products with manufacturers and suppliers operating in the applicable country, and we purchase these products and other items through distributors in that country. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including volume discounts, rebates and other applicable credits. See “Types of Contracts” below. As in the United States and Canada, our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers. Generally, our agreements with our distributors in the FSS International segment are subject to termination by either party after a notice period, which is generally 60 days. The pricing and other financial terms of these agreements are renegotiated periodically.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2021, approximately two-thirds of our Food and Support Services revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2021, approximately one-third of our Food and Support Services revenue was derived from client interest contracts.
In response to the changed circumstances caused by COVID-19, we partnered with clients, mainly within the Business & Industry sector, to renegotiate or temporarily suspend certain terms and financial structures, particularly in profit and loss contracts, in order to mitigate lost revenues caused by partial or full closure of client premises.
Competition
There is significant competition in the Food and Support Services business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, senior living facilities, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services or outsource to one of our competitors following the expiration or termination of contracts with us.

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
•innovation;
•reputation within the industry;
•pricing;
•financial strength and stability; and
•purchasing scale.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools. During the ongoing COVID-19 pandemic, and in following periods, our business and results of operations have not and may continue to not experience our historically typical patterns of seasonality.
Uniform
Our Uniform segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance on a contract basis. We directly market personalized uniforms and accessories, provide managed restroom services and rent uniforms, work clothing, outerwear, particulate-free garments and non-garment items and related services, including mats, linens, shop towels and first aid supplies, to clients in a wide range of industries in the United States, Puerto Rico, Canada and through a joint venture in Japan, including the manufacturing, transportation, construction, restaurant and hotel, healthcare and pharmaceutical industries.
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
In fiscal 2021, our Uniform segment generated $2,420.5 million in revenue, or 20% of our total revenue.
Clients and Services
We serve businesses of all sizes in many different industries. We have a diverse client base, in which none of our clients individually represents a material portion of our revenue. We typically visit our clients' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement. We also offer products for direct sale.
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

Operations
We operate our uniform rental business using a network of over 350 laundry plants, satellite plants, depots, distribution centers and manufacturing plants supporting approximately 3,400 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; and Reno, Nevada. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs.
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
Environmental Social and Governance ("ESG")
The pillar of our ESG platform is our 2025 sustainability plan, Be Well. Do Well., which accelerates our sustainability efforts and centers on positively impacting both people and the planet. As part of this strategy, introduced in 2019, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders and other stakeholders. We aim to enable the equity and wellbeing of people by engaging employees, empowering healthy consumers, supporting local communities and sourcing ethically and inclusively. Our planet goal is to reduce our greenhouse gas emissions by sourcing responsibly, operating efficiently, minimizing food waste and reducing packaging. On November 17, 2021 we announced our commitment to set science-based targets to reduce greenhouse gas ("GHG") emissions, in line with the Science Based Targets initiative ("SBTi"). This commitment is in addition to our previously announced goal to reduce GHG emissions by 15%, from our 2019 baseline, by the end of 2025 (in the United States), and will align us with the Science Based Target initiative’s new Net-Zero Standard. Our Board of Directors generally oversees our ESG goals and objectives, and supports implementation of our ESG priorities and commitments, progress towards which we will report in our 2021 Be Well. Do Well. Impact Report, to be released in January 2022. You can read more about Be Well. Do Well. and our sustainability programs and initiatives on our website (www.aramark.com/sustainability). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food, facilities and uniforms services in thousands of client locations across 19 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. The significant impact of the COVID-19 pandemic on our business and operations has resulted in material variances in our human capital metrics in fiscal 2021 and fiscal 2020 compared to prior years. As of October 1, 2021, we had a total of approximately 248,300 employees, including seasonal employees, consisting of approximately 27,600 management or salaried employees and approximately 220,700 frontline or hourly employees, up from an aggregate of approximately 247,900 employees as of the end of fiscal 2020. The approximate number of employees as of October 1, 2021 by segment was as follows: FSS United States: 129,750; FSS International: 101,000; and Uniform: 17,100. In addition, the Aramark corporate staff consisted of approximately 450 employees. The number of frontline or hourly employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As of October 1, 2021, approximately 42,000 employees in the United States and Canada were covered by approximately 650 collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our employees.
Diversity, Equity and Inclusion. Diversity, Equity and Inclusion are core to our culture, and we believe that a diverse workforce is critical to our success. As of October 1, 2021, our active United States employee base reflected the following gender, racial and ethnic demographic information:

United States Employee Population	Male	Female	White	Minority	Black	Hispanic	Asian	American Indian	Pacific Islander	2 or more races
Total	41.11%	58.89%	46.21%	53.79%	29.64%	16.22%	4.65%	0.69%	0.25%	2.34%
Hourly Employees	39.65%	60.35%	43.10%	56.90%	31.51%	17.10%	4.91%	0.71%	0.26%	2.41%
Salaried Employees	51.22%	48.78%	67.70%	32.30%	16.81%	10.09%	2.88%	0.53%	0.16%	1.83%
As of October 1, 2021, 36% of our board of directors and 50% of our CEO's direct reports were female. Continuing to increase diversity in executive and all levels of the leadership pipeline will remain an organizational priority in the coming years. We have 11 active employee resource groups, examples include those supporting Women, Hispanics and Latinos, People of African Descent, the LGBTQ+ community and individuals with disabilities, which have 78 local hubs across the United States and play a key role in creating a culture of inclusion. In 2021, Aramark was once again listed on Diversity Inc’s Top Companies for Diversity.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2021, we hired 59,000 new employees, up from 47,000 in fiscal 2020, made up of 93% hourly employees and 7% salaried employees, despite a 15% decrease in applicant flow. We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment. Our Frontline Education Program provides eligible hourly associates with full tuition coverage of college degrees at leading universities in the United States.
Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs. We also provide a number of innovative programs designed to promote physical, emotional and financial well-being. In 2021, we launched the Aramark Employee Stock Purchase Plan ("ESPP") to eligible employees in the United States, Puerto Rico and Canada. Our ESPP offers eligible employees the opportunity to purchase discounted Aramark stock through regular payroll deductions. Our commitment to the safety of our employees and a “zero harm” culture, continues to be a top priority, and through Aramark SAFE, our global safety management system, we empower our employees to identify, evaluate and manage risk throughout our locations.
Governmental Regulation
Our business is subject to various federal, state, international, national, provincial and local laws and regulations, in areas such as environmental, labor, employment, immigration, privacy and data security, tax codes, health and safety laws and liquor licensing and dram shop matters. In addition, our facilities and products are subject to periodic inspection by federal, state, local and international authorities. In the context of the ongoing COVID-19 pandemic, we are subject to new, varied and ever-changing rules and regulations at the state and local level, which have materially impacted our operations across client locations and operating sectors. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with applicable laws and regulations. Our compliance programs are subject to legislative changes, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of certain of our practices as part of routine inquiries of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements, debarments from government contracts or loss of liquor licenses.

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
•environmental protection and environmental sustainability matters such as packaging and waste, animal health and welfare, deforestation and land use;
•food safety, sanitation, labeling and human health and safety, including COVID-19 vaccine and testing mandates and other safety related regulations;
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
In addition, various government agencies impose nutritional guidelines and other requirements on us at certain of the healthcare, education and corrections facilities we serve, including more recently COVID-19 vaccine and testing mandates and other safety related regulations. We may also be subject to laws and regulations that limit or restrict the use of trans fats in the food we serve or other requirements relating to ingredient or nutrient labeling. There can be no assurance that legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 1, 2021, our subsidiaries held liquor licenses in 46 states and additionally the District of Columbia, 4 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

Our uniform rental business and our food and support service business are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, state, federal and international laws and regulations governing the use, management, shipping and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of October 1, 2021, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
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

Item 1A.    Risk Factors
Risks Related to Our Business
Economic and External Risks
The ultimate scale and scope of the coronavirus (COVID-19) pandemic and the pace and degree of recovery are unknown and are expected to continue to adversely impact our business for an extended period. The overall impact on our business, operating results, cash flows and/or financial condition has been material and we anticipate it will continue to be material.
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, and has materially affected and is anticipated to continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The ultimate scale and scope of the COVID-19 pandemic has heightened, and may continue to heighten, the potential adverse effects on our business (including our equity method investments), operating results, cash flows and/or financial condition described in certain of the other risk factors contained in this Annual Report on Form 10-K. In addition, the COVID-19 pandemic and the pace of recovery has, in some cases, adversely impacted our business and financial condition in specific ways, and we expect it to continue to do so, including its impact on:
•overall economic conditions, which have and will likely continue to be adversely impacted by the COVID-19 pandemic and recurring outbreaks and related shutdowns;
•our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or travel and other restrictions;
•the financial health of our clients and consumers and their demand and ability to pay for certain of our services;
•small and medium sized businesses within our Uniform segment and their ability to remain in business or return to operations;
•our ability to obtain new business, expand or otherwise execute on strategic plans;
•our ability to restart operations in an effective manner after COVID-19 related shutdowns including possible shutdowns in connection with variants;
•additional costs related to cleaning, vaccination, testing and other protocols to provide safe working conditions for our employees, clients and consumers;
•our ability to comply with new legal or regulatory requirements enacted in connection with the COVID-19 pandemic in a cost-effective manner;
•legal actions or proceedings related to COVID-19;
•our ability to continue to effect certain cost savings initiatives and achieve synergies from acquisitions;
•partial or full closure of client premises for unknown periods of time resulting in non-provision or reduced or modified provision of services to the client, resulting in reduced or no revenue generation in those units;
•the pace of return of employees to offices or patrons to conferences and convention centers where we provide food and other services, and the pace at which clients and customers resume certain services, such as catering;
•our major league sports clients operating with capacity and other operational limitations and fewer spectators;
•postponement of large events leading to postponement of revenue and a decrease in our margin;
•the willingness of end consumers to go to the facilities where we operate during the pandemic or for some period thereafter;
•our ability to maintain a safe and cost-effective supply chain as COVID-19 may continue to adversely affect our suppliers and distributors;
•ability to service our indebtedness;
•our ability to utilize certain tax attributes, including net operating loss carryforwards and foreign tax credits; and
•our impairment analysis, including the effect of changing assumptions or estimates in the fair value calculations or variation from expectations of future cash flows or growth rates, including those assumptions relating to the duration and severity of COVID-19.
The duration and extent of the impact from COVID-19 depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including different variants, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions or developments, including the distribution and acceptance of vaccines, availability of testing, shifts in behavior going forward, and the impact of these and other factors on our employees, clients, customers, suppliers and partners. In addition, even after the COVID-19 pandemic subsides, the increase in and acceptance of remote and hybrid working arrangements may continue to adversely impact our revenues and business model in our business dining operations. There is the risk that certain mitigation and cost-saving initiatives to date may not be sustainable or repeatable, including our ability to furlough employees for an indefinite duration, to further reduce our cost structure or renegotiate client contracts, or that the prolonged effects of COVID-19 may be different than what we have experienced thus far, including permanent closures of client facilities or reductions in service offerings. Further, while we have benefited from government assistance programs, including the CARES Act, to date, there is no assurance that such programs will continue indefinitely. We anticipate that the impacts of COVID-19 on our overall business environment, operating results, cash flows and/or financial condition will continue to be material for an unknown duration.
Unfavorable economic conditions have in the past, are currently and in the future could, adversely affect our results of operations and financial condition.
In the past, national and international economic downturns have reduced demand for our services and any such downturns are currently, and in the future could continue to reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic hardship in our client base has also impacted and may continue to impact our business. For example, in early stages of the COVID-19 pandemic, or in the past, such as in the period of economic distress following the financial crisis of 2008, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and consumer spending. In addition, financial distress and insolvency experienced by clients, especially larger clients, in the past has, currently does, and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. For example, in response to the changed circumstances caused by shutdowns earlier in the COVID-19 pandemic, we worked with clients to renegotiate contracts and financial structures in order to mitigate lost revenues caused by partial or full closure of client premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our food and support services business that provides services in public facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted, and in the future could result, in a reduction in our revenue. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract those consumers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. For example, partial or full closure of client facilities due to COVID-19 or operation of such facilities including sports stadiums with significantly fewer or no attendees has led and may continue to lead to reduced revenues if capacity restrictions are instituted. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including the continuing COVID-19 pandemic, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, short-term weather conditions or more prolonged climate change and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, climate change, political unrest, sports strikes and other adverse incidents beyond our control could adversely affect our revenue and operating results.
Natural disasters, including hurricanes and earthquakes, global calamities, such as the ongoing COVID-19 pandemic, or political unrest, have affected, and in the future could affect our revenue and operating results. As noted, our revenue and operating results have been and will likely continue to be materially impacted by the COVID-19 pandemic. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The effects of global climate change will likely increase the frequency and severity of such natural disasters and may also impact the availability of water resources, forests or other natural resources. In addition, any terrorist attacks or incidents prompted by political unrest, particularly at venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted and would in the future result in a loss of revenue and reduced profits at the venues we service.

Operational Risks
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. In addition, clients are increasingly focused on and requiring us to set targets and meet standards related to environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the ongoing COVID-19 pandemic due to, among other things, increased cost pressure at our clients, tight labor markets and heightened competition in a contracted marketplace. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong client loyalty. While many clients focus primarily on quality of service, uniform rental is also a price-sensitive service and if existing or future competitors seek to gain clients or accounts by reducing prices, we may be required to lower prices, which would reduce our revenue and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, to maintain a cost structure that allows for competitive pricing, it is important for us to source garments and other products internationally, including from China and Mexico. To the extent we are not able to effectively source such products internationally and gain the related cost savings, we may be at a disadvantage in relation to some of our competitors.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs, as well as the costs of COVID-19 testing or vaccine mandates), insurance, fuel, utilities, transportation, shipping, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services, due to general economic conditions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform rental business, and to a lesser extent in our food and support services segments. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries could increase costs in our uniform rental business. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or more prolonged climate change, natural disasters or pandemics, or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Increasing client and consumer demands relating to sustainability, including that we set reduced emissions and other sustainability targets and take actions to meet them, also can result in increased costs for our food and support services segment. We have two main types of contracts in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our food and support services revenue in fiscal 2021 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss and client interest contracts contain minimum guaranteed remittances to our client regardless of our revenue or profit at the facility, typically contingent on certain future events. If revenue does not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our revenue and results of operations. During earlier stages of the COVID-19 pandemic, we renegotiated client contracts, particularly profit and loss contracts, to modify certain financial terms and increase profitability, which partially offset losses due to client closures and reduced utilization of services. To the extent the impacts of COVID-19 continue for an extended period of time beyond the term of any future modifications, we may not be able to continue to renegotiate or modify contracts, which could more materially impact our profitability going forward.
Our international business faces risks that differ from those we face in the United States that could have an effect on our results of operations and financial condition.
A significant portion of our revenue is derived from international business. During fiscal 2021, approximately 24% of our revenue was generated outside of the United States. We currently have a presence in 18 countries outside of the United States with approximately 101,000 personnel. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our international operations are subject to risks that are different from those we face in the United States, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters, as well as cybersecurity, data protection and supply chain laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients;

potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; local political and social conditions; geopolitical tensions, including, for example, tensions between the United States and China; and the ability to comply with terms of government assistance programs, including those addressing COVID-19 impact. In addition, the operating results of our non-United States subsidiaries are translated into United States dollars and those results are affected by movements in foreign currencies relative to the United States dollar.
Local labor and employment laws in countries outside of the United States can make it more difficult and costly to reduce labor costs in connection with decreases in demand for our services. Recently, in certain countries we were unable to reduce our international labor costs to reflect the adverse impact of the COVID-19 pandemic to the same extent as we were able to in the United States and therefore the decrease in our international operating income as a percentage of the decrease in our revenues was higher than in our United States business. We expect to experience similar difficulties in reducing operating expenses in the future.
We will continue to explore and consider opportunities to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the United States dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.
There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
Risks associated with the suppliers and service providers could adversely affect our results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers and service providers to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products, and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. For example, current global supply chain disruptions caused by the COVID-19 pandemic have resulted in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. While we have been able to somewhat mitigate the impact of these supply chain issues on our business primarily due to our scale, there is no guarantee that we will be able to continue to do so on comparable terms in the future if supply chain disruptions continue or worsen. Domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco Corporation, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 50% of our food and non-food products in the United States and Canada in fiscal 2021 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. For example, current labor shortages and other labor disputes at our primary distributors have exacerbated many of the current supply chain issues impacting our business. A cyber or other incident could also disrupt our distributors' operations and therefore impact our business in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.

Our business is contract intensive and may lead to client disputes.
Our business is contract intensive, and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations and, for certain government contracts, regulations governing our cost determinations, may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect revenue and operating results. While we do not believe any reviews, audits or other such matters should result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.
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
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing clients or attract new clients, maintain relationships with suppliers and other contractual parties, or retain and integrate acquired personnel. In addition, cost savings that we expect to achieve, for example, from the elimination of duplicative expenses and the realization of economies of scale or synergies, may take longer than expected to realize or may ultimately be smaller than we expect. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, or significant compliance issues which require remediation, resulting in additional unanticipated costs and risk creation. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs, and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.
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
Approximately 42,000 employees in our United States and Canadian operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
We believe much of our future growth and success, particularly in the midst of the COVID-19 pandemic, depends on the continued availability, service and wellbeing of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor like we have seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment when such conditions exist, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with United States and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us. Historically, we have also regularly hired a large number of part-time and seasonal workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers, including difficulties caused by COVID-19 vaccine and/or testing requirements, immigration policies and general labor shortages, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that approximately two-thirds of our food and support services segments' revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Legal, Regulatory, Safety and Security Risks
Laws and governmental regulations relating to food and beverages may subject us to significant liability and reputational harm.
The laws and regulations relating to each of our food and support services segments are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food (including, in some cases, requirements relating to the temperature of food). In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times, in particular as we offer more innovative and broad service offerings, or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance, expose us to liabilities, or cause reputational harm.
We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes in the United States. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is visibly intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses established for the benefit of alcoholic beverages service providers, we cannot guarantee that visibly intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional laws or regulations in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, supply chain laws, food safety, labeling and sanitation laws, government funded entitlement programs, government assistance programs, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws, and alcohol licensing and service laws. In the context of the ongoing COVID-19 pandemic, we are subject to new, varied and ever-changing rules and regulations at the state and local level, including vaccine and testing mandates and other operational requirements, capacity limitations, cleaning and sanitation standards and travel restrictions, which have materially impacted our operations across client locations and business sectors.
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
If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts or the loss of liquor licenses or the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations and cause reputational harm. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.
Changes in, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contracts and contract terms and may reduce our revenue or profits.
A portion of our revenue, estimated to be approximately 15% in fiscal 2021, is derived from business with United States federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
Increases or changes in income tax rates or laws of tax matters could adversely impact our financial results.
As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, in particular, the United States is actively considering changes in relevant tax laws applicable to corporate multinationals, including a potential increase in the United States Corporate Income tax rate as well as changes to the taxation of earnings from international operations. If enacted, the impact of these potential new rules could be material to our tax provision and value of deferred tax assets and liabilities.
Given the unpredictability of possible further changes to the United States or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.
Environmental regulations may subject us to significant liability and limit our ability to grow.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar federal, state and local statutes and regulations governing the use, management, and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental business use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems.
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
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, new laws and regulations related to climate change, including those related to single use plastics, disposable packaging and food waste, could affect our operations or result in significant additional expense and operating restrictions on us. Under United States federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge, or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.
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
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes employee, client and third party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken. We maintain a global cybersecurity program aligned with the five pillars of the National Institute of Standards and Technology Cybersecurity Framework: Identification, Prevention, Detection, Response and Recovery. Our cross functional Cyber Governance Committee is responsible for prioritizing and managing evolving cyber risks. During the normal course of business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. Any damage to, or compromise or breach of our systems or the systems of our vendors could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting, and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, client protection, litigation, lost revenue or the failure to retain or attract clients following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business and reputation.
We are subject to numerous laws and regulations in the United States and internationally as well as contractual obligations and other security standards, each designed to protect the personal information of clients, customers, employees and other third parties that we collect and maintain. Additionally, as a global company we are subject to laws, rules, and regulations regarding cross-border data flows and recent legal developments have created increased complexity and uncertainty regarding transfers of personal data from the European Union to the United States. For example, on July 16, 2020 the Court of Justice of the European Union struck down a permitted personal data transfer mechanism between the European Union and the United States. These recent developments require us to review and amend the legal mechanisms by which we make and receive such cross-border personal data transfers.
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
These laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various countries in which we operate. Other jurisdictions, including at both the federal and state level in the United States, have enacted or are considering similar data protection laws, and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of October 1, 2021, our outstanding indebtedness was $7,452.3 million. We had additional availability of $1,091.6 million under our revolving credit facilities and availability of $400.0 million under the receivables facility as of that date.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop requiring banks to submit LIBOR rates after 2021. As a result, LIBOR will be discontinued after 2021 and contracts and hedging relationships that use LIBOR as a reference rate will have to be modified to allow for an alternative benchmark rate. Although our Credit Agreement provides for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As part of our April 6, 2021 refinancing, the Sterling Overnight Index Average ("SONIA") rate is stated as an alternative rate for any debt instruments under the credit agreement, dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement").
If our financial performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the ongoing COVID-19 pandemic. While we believe that we currently have adequate cash flows to service our indebtedness, if our financial performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although none of our significant long-term borrowings mature prior to 2025, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
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
Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our senior secured credit facilities and the indentures governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain limitations on our ability to pay dividends. For more information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance." In addition, our decision to pay dividends is impacted by results of operations and available cash, which has and will continue to be impacted by the ongoing COVID-19 pandemic. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.
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
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. Our principal real estate is primarily comprised of Uniform facilities. As of October 1, 2021, we operated over 350 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, standalone garages, shared service centers and administrative offices that are located in across the United States, as well as in Mexico, Canada and Puerto Rico. Of these, approximately 47% are leased and approximately 53% are owned. We own six buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 111 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own six properties consisting of offices, land and warehouses and lease 64 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of October 1, 2021.
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
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 23, 2021 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	66	Chief Executive Officer	2019
Thomas G. Ondrof	57	Executive Vice President and Chief Financial Officer	2020
Lynn B. McKee	66	Executive Vice President, Human Resources	1980
Lauren A. Harrington	46	Senior Vice President and General Counsel	2006
Marc A. Bruno	50	Chief Operating Officer, United States Food and Facilities	1993
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
Marc A. Bruno was appointed Chief Operating Officer, United States Food and Facilities in November 2019. From 2018 to November 2019, Mr. Bruno served as Chief Operating Officer, Sports, Leisure, Corrections, Facilities and K-12. From 2014 to 2018, Mr. Bruno served as Chief Operating Officer, Sports, Leisure and Corrections. From 2008 to 2014, he served as President, Sports and Entertainment, and prior to that he served in various other positions within our food and support services business from 1993 to 2008. Mr. Bruno serves on the board of directors of United Rentals, Inc.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 29, 2021, there were approximately 989 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from September 30, 2016, the last trading day of fiscal 2016, through October 1, 2021 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on September 30, 2016 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	September 30, 2016	September 29, 2017	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021
Aramark	$100.0	$106.8	$113.1	$113.1	$72.4	$94.1
S&P 500	$100.0	$116.2	$134.4	$136.6	$154.4	$201.0
Dow Jones Consumer Non-Cyclical Index	$100.0	$111.8	$144.1	$145.7	$178.9	$215.9
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended October 1, 2021 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended October 1, 2021.
Item 6.    [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the fiscal years ended October 1, 2021 and October 2, 2020 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the fiscal year ended October 2, 2020 compared to the fiscal year ended September 27, 2019 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2020 Compared to Fiscal 2019 and - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended October 2, 2020 with the Securities and Exchange Commission ("SEC") on November 24, 2020.
Our discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Special Note About Forward-looking Statements" and "Business" sections and elsewhere in this Annual Report on Form 10-K ("Annual Report"). In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report.
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. The decline in our operations from COVID-19 caused a deterioration in our revenue, operating income (loss) and net (loss) income for the fiscal years ended October 1, 2021 and October 2, 2020. Our financial results began to improve during the second half of fiscal 2021 as lockdowns were lifted and operations began to re-open as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020. COVID-19 has adversely affected global economies, financial markets and the overall environment for our business. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the availability, widespread distribution and acceptance of safe and effective COVID-19 vaccines, the emergence of COVID-19 variants, our ability to effectively hire and retain personnel, governmental response to the pandemic and the continuation of governmental relief programs. Many of these future developments are outside of our control and all are highly uncertain and cannot be predicted.
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
While certain of our operating sectors have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have included significant variable and fixed cost reductions, including headcount reductions primarily during fiscal 2020, contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also taken advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other United States and foreign governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases and progress in the vaccination effort significantly contributing to the ability and willingness of private businesses and governments to open or remain open, even at limited levels.
In the FSS United States segment, the impacts to our operating sectors are further described as follows:
•Education – We welcomed students and educators back to in-person learning at the start of the school year in both K-12 and Higher Education. Higher Education implemented enhanced on-campus experiences that included additional meal flexibility and digital innovation, despite retail and event catering volumes being slower to recover. K-12 continues to participate in universal government-sponsored meal programs.
•Sports, Leisure & Corrections – Fans largely returned to stadiums at full capacity for the Major League Baseball season and the National Football League season which is underway. Leisure remained active as National Parks continued to serve as an attractive vacation destination, while conference centers and events had less activity. Corrections had already returned to pre-COVID-19 levels.
•Business & Industry – Companies introduced greater in-person return-to-work activity, although at a measured pace, particularly with white-collar clients.
•Facilities & Other – Operations remain positive, surpassing pre-COVID-19 levels, as locations continue to increase in-person activity, while we continue to offer additional project-oriented services to ensure locations are ready and safe.
•Healthcare – Operations continue to gradually improve with a higher level of voluntary procedures, routine medical appointments and hospital visitations, despite retail and catering volumes being slower to recover.
Within the FSS International segment, we are at various stages of response depending on geography. China continues its recovery due to our efforts on the frontlines, particularly in Healthcare, while South America continues to experience strong performance in extractive services. Europe and Canada continue to recover as restrictions ease.
In the Uniform segment, our business serves a range of clients. Operations have resumed across the segment, although below pre-pandemic levels for some products or services, associated with hospitality. In addition, we continue to be a solution-oriented service focusing on safety and hygiene. In response to COVID-19, we increased inventory levels, particularly related to personal protective equipment ("PPE"). During fiscal 2021, we recorded inventory write-downs and reserves related to PPE due to a decline in demand.
In all business segments, we continue to leverage our flexible operating model to execute cost mitigation plans while continuing to support our clients. During fiscal 2021, we saw improved profitability from clients re-opening after COVID-19 restrictions began to lift as well as from the actions to reduce variable and fixed costs, including headcount reductions taken during the second half of fiscal 2020. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our clients, mainly within the Uniform segment; supply chain disruptions that caused delivery delays, lower fill rates and higher substitution rates for a wide-range of products; and increases in inflation causing food supply chain and labor challenges. We expect these items to continue into fiscal 2022, along with the potential for costs related to COVID-19 testing or vaccine mandates. However, we continue to evaluate and react in order to take appropriate actions to mitigate the risk in these areas.

We undertook many actions as it relates to our available liquidity in response to COVID-19. See "Liquidity and Capital Resources" below for additional disclosure around these actions taken. Also, see “Item 1A. Risk Factors” for an additional discussion of risks and potential risks of COVID-19 on our business, financial condition and results of operations.
Acquisition
On June 4, 2021, we completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities (see Note 2 to the audited consolidated financial statements). The cash consideration paid for Next Level was $226.1 million.
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
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the consumer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2021, approximately two-thirds of our FSS United States and FSS International segment revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2021, approximately one-third of our FSS United States and FSS International segment revenue was derived from client interest contracts. In response to the changed circumstances caused by COVID-19, we partnered with clients, mainly within the Business & Industry sector, to renegotiate or temporarily suspend certain terms and financial structures, particularly in profit and loss contracts, in order to mitigate lost revenues caused by partial or full closure of client premises.
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
Costs and Expenses
Our costs and expenses are comprised of cost of services provided (exclusive of depreciation and amortization), depreciation and amortization and selling and general corporate expenses. Cost of services provided (exclusive of depreciation and amortization) consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, severance, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Depreciation and amortization expenses mainly relate to assets used in generating revenue. Selling and general corporate expenses include sales commissions, severance, share-based compensation and other unallocated costs related to administrative functions including finance, legal and human resources.
Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.

(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory United States income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. The income tax benefit in both fiscal 2021 and fiscal 2020 was impacted by governmental programs, such as the CARES Act and CAA, while both fiscal 2020 and fiscal 2019 were impacted by United States tax reform enacted in the "Tax Cuts and Jobs Act" (see Note 10 to the audited consolidated financial statements). Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal year ended October 1, 2021 was a fifty-two week period and the fiscal year ended October 2, 2020 was a fifty-three week period.

Results of Operations
Fiscal 2021 Compared to Fiscal 2020
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2021 and 2020 (dollars in millions).

	Fiscal Year Ended		Change	Change
	October 1, 2021	October 2, 2020	$	%
Revenue	$12,096.0	$12,829.6	$(733.6)	(5.7)%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	11,007.2	11,993.7	(986.5)	(8.2)%
Other operating expenses	897.4	902.2	(4.8)	(0.5)%
Goodwill impairment	—	198.6	(198.6)	(100.0)%
	11,904.6	13,094.5	(1,189.9)	(9.1)%
Operating income (loss)	191.4	(264.9)	456.3	172.3%
Gain on Equity Investment	(137.9)	—	(137.9)	(100.0)%
Loss on Defined Benefit Pension Plan Termination	60.9	—	60.9	100.0%
Interest and Other Financing Costs, net	401.3	382.8	18.5	4.9%
Loss Before Income Taxes	(132.9)	(647.7)	514.8	79.5%
Benefit for Income Taxes	(40.7)	(186.3)	(145.6)	(78.2)%
Net loss	$(92.2)	$(461.4)	$369.2	80.0%

	Fiscal Year Ended		Change	Change
Revenue by Segment(1)	October 1, 2021	October 2, 2020	$	%
FSS United States	$6,809.3	$7,366.7	$(557.4)	(7.6%)
FSS International	2,866.2	2,945.8	(79.6)	(2.7%)
Uniform	2,420.5	2,517.1	(96.6)	(3.8%)
	$12,096.0	$12,829.6	$(733.6)	(5.7%)

	Fiscal Year Ended		Change	Change
Operating Income (Loss) by Segment(1)	October 1, 2021	October 2, 2020	$	%
FSS United States	$131.8	$5.3	$126.5	***
FSS International	58.2	(344.2)	402.4	116.9%
Uniform	120.8	171.5	(50.7)	(29.6%)
Corporate	(119.4)	(97.5)	(21.9)	(22.4%)
	$191.4	$(264.9)	$456.3	172.3%
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 56.3% and 57.4%, FSS International represented 23.7% and 23.0% and Uniform represented 20.0% and 19.6% for fiscal 2021 and fiscal 2020, respectively.
Consolidated Overview
Revenue decreased by approximately 5.7% during fiscal 2021 compared to the prior year period, which was mainly due to COVID-19. The impact from our clients either reducing or ceasing operations was more significant during fiscal 2021 as the pandemic did not materially affect operations until late in the second quarter of fiscal 2020. Revenue began to improve during the second half of fiscal 2021 as lockdowns were lifted and operations began to re-open. The decrease in revenue was also attributable to the estimated impact of the 53rd week in fiscal 2020 (approximately 1.3%). Foreign currency translation favorably impacted fiscal 2021 (approximately 1.3%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the fiscal years ended October 1, 2021 and October 2, 2020.

	Fiscal Year Ended
	October 1, 2021		October 2, 2020
Cost of services provided (exclusive of depreciation and amortization)(1)	$	% of Revenue	$	% of Revenue
FSS United States	$6,237.6	91.6%	$6,889.4	93.5%
FSS International	2,719.2	94.9%	2,998.4	101.8%
Uniform	2,050.4	84.7%	2,105.9	83.7%
	$11,007.2	91.0%	$11,993.7	93.5%
(1) During fiscal 2020, Cost of services provided (exclusive of depreciation and amortization) included severance charges related to COVID-19. The severance charges by segment are the following: FSS United States ($51.8 million), FSS International ($87.3 million) and Uniform ($4.9 million) (see Note 2 to the audited consolidated financial statements).
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2021 and fiscal 2020.

	Fiscal Year Ended
Cost of services provided (exclusive of depreciation and amortization) components	October 1, 2021	October 2, 2020
Food and support service costs	24.3%	25.7%
Personnel costs	50.3%	49.3%
Other direct costs	25.4%	25.0%
	100.0%	100.0%
Operating income (loss) increased by approximately $456.3 million during fiscal 2021 compared to the prior year period. Operating income (loss) was negatively impacted during both fiscal 2021 and 2020 by COVID-19 as clients either reduced or ceased operations at certain locations across all of our segments. Operating income (loss) began to improve during the second half of fiscal 2021 as lockdowns were lifted and operations began to re-open. In addition, operating income (loss) benefited from both United States and non-United States governmental labor related tax credits, which were higher in fiscal 2021 than fiscal 2020 (see Note 1 to the audited consolidated financial statements). The increase in operating income (loss) during fiscal 2021 was attributable to:
•improved profitability from client re-openings as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020;
•prior year non-cash goodwill impairment charge in the FSS International segment (approximately $198.6 million) (see Note 4 to the audited consolidated financial statements);
•prior year severance charges, mainly related to COVID-19, and current year severance accrual reversals (approximately $166.0 million);
•prior year non-cash charges related to operating lease right-of-use ("ROU") assets, property and equipment and other assets in the FSS United States and FSS International segments, primarily related to client contracts that were reassessed due to the impact of COVID-19 (approximately $30.6 million);
•prior year non-cash charges related to operating lease ROU assets, property and equipment and other assets from disposal by abandonment of certain rental properties in the FSS United States segment (approximately $28.5 million); and
•prior year non-cash charges related to information technology assets in the FSS United States segment due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $26.1 million).
These increases in operating income (loss) during fiscal 2021 more than offset:
•higher personnel costs from incentive expenses related to the annual bonus and employer retirement matching contributions;
•higher share-based compensation expense (approximately $40.7 million) (see Note 12 to the audited consolidated financial statements);
•non-cash inventory charges, mainly to write down personal protective equipment ("PPE") to its net realizable value in the Uniform segment (approximately $25.0 million);

•higher personnel costs related to sales growth initiatives (approximately $23.8 million); and
•prior year gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million).
During fiscal 2021, a non-cash gain related to an equity investment of approximately $137.9 million was recorded, which was partially offset by a non-cash loss from the termination of certain defined benefit pension plans of approximately $60.9 million.
Interest and Other Financing Costs, net, increased 4.9% during fiscal 2021 compared to the prior year period. The increase for fiscal 2021 was primarily due to the issuance of $1,500.0 million of 6.375% Senior Notes, due 2025 (the "6.375% 2025 Notes") in April 2020, partially offset by lower interest from the repayments of $900.0 million of the 5.125% Senior Notes due 2024 (the "5.125% 2024 Notes") in January of fiscal 2020 and $500.0 million of the 4.75% Senior Notes due 2026 (the "4.75% 2026 Notes") during the third quarter of fiscal 2021 and from lower borrowings on the receivables facility and revolving credit facility.
The Benefit for Income Taxes for fiscal 2021 was recorded at an effective rate of 30.6% compared to an effective rate of 28.8% in the prior year. As a result of the CARES Act, we recorded a net benefit to the (Benefit) Provision for Income Taxes of approximately $12.0 million and $58.4 million during fiscal 2021 and fiscal 2020, respectively. The (Benefit) Provision for Income Taxes during fiscal 2021 and fiscal 2020 includes the Net Operating Losses ("NOL") expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of 35.0% as opposed to the current year rate of 21.0%. During fiscal 2021, we recorded a valuation allowance of $36.5 million against certain foreign tax credits that were re-established by the NOL carryback. Within the FSS International segment, we also recorded during fiscal 2021 and fiscal 2020 a valuation allowance against deferred tax assets in certain subsidiaries from cumulative losses of approximately $22.0 million and $21.4 million, respectively. The effective tax rate for fiscal 2020 also includes income tax benefits of approximately $46.2 million as a result of an excess tax benefit recognized in relation to equity awards exercised during fiscal 2020, including by the former Chairman, President and Chief Executive Officer. The Loss Before Taxes for fiscal 2020 includes a non-cash impairment charge of goodwill of $198.6 million, which is nondeductible for income tax purposes.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	October 1, 2021	October 2, 2020	%
Business & Industry	$695.7	$1,097.3	(36.6)%
Education	2,124.4	2,416.4	(12.1)%
Healthcare	891.2	824.6	8.1%
Sports, Leisure & Corrections	1,511.3	1,535.8	(1.6)%
Facilities & Other	1,586.7	1,492.6	6.3%
	$6,809.3	$7,366.7	(7.6)%
The Healthcare sector had high-single digit operating income margins, consistent with prior year. The Education and Facilities & Other sectors had mid-single digit operating income margins, consistent with prior year. The Business & Industry sector had negative mid-single digit operating income margins, consistent with prior year. The Sports, Leisure & Corrections sector had mid-single digit operating income margins, compared to negative low-single digits in the prior year. As described above, during the COVID-19 pandemic, and in following periods, operating income margins in the FSS United States sectors may differ from our otherwise historical patterns.
FSS United States segment revenue decreased by approximately 7.6% during fiscal 2021 compared to the prior year period. The decrease was primarily attributable to COVID-19, which significantly impacted our Business and Industry sector due to many clients working from home instead of the office for a majority of fiscal 2021 compared to half of fiscal 2020 and our Education sector where clients during the 2020-2021 school year either reduced or ceased operations at certain locations, and instead opted for virtual or remote learning. The decrease in revenue was also impacted by the estimated impact of the 53rd week in fiscal 2020 (approximately 1.5%). The Healthcare sector increased due to the acquisition of Next Level Hospitality, which contributed $108.9 million of revenue during fiscal 2021.

Operating income increased by approximately $126.5 million during fiscal 2021 compared to the prior year period. The increase during fiscal 2021 was attributable to:
•higher profitability from clients re-opening as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020;
•prior year severance charges, mainly related to COVID-19, and current year severance accrual reversals (approximately $55.6 million);
•prior year non-cash charges related to operating lease ROU assets, property and equipment and other assets from disposal by abandonment of certain rental properties (approximately $28.5 million);
•prior year non-cash charges related to information technology assets due to discontinued use and non-renewal or expiration of contracts with specific vendors (approximately $26.1 million); and
•prior year non-cash charges related to operating lease ROU assets, property and equipment and other assets, primarily related to client contracts that were reassessed due to the impact of COVID-19 (approximately $19.4 million).
These increases in operating income during fiscal 2021 more than offset higher insurance expenses, mainly from our medical program due to operations returning (approximately $9.2 million), and higher personnel costs from sales growth initiatives (approximately $7.1 million) and from incentive expenses related to the annual bonus and employer retirement matching contributions.
FSS International Segment
FSS International segment revenue decreased by approximately 2.7% during fiscal 2021 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19 from restrictions and higher levels of lockdowns from government mandates in certain countries for a majority of fiscal 2021 compared to half of fiscal 2020, partially offset by the positive impact of foreign currency translation (approximately 5.2%).
Operating income (loss) increased by approximately $402.4 million during fiscal 2021 compared to the prior year period. The increase was mainly attributable to:
•improved profitability from clients re-opening after COVID-19 restrictions began to lift as well as from actions to reduce variable and fixed costs, including headcount reductions taken during the second half of fiscal 2020;
•higher labor related tax credits provided from government assistance programs (see Note 1 to the audited consolidated financial statements);
•prior year non-cash goodwill impairment charge (approximately $198.6 million);
•prior year severance charges, mainly related to COVID-19, and current year severance accrual reversals (approximately $107.5 million);
•higher charges in the prior year related to a client contract dispute (approximately $12.4 million); and
•prior year non-cash charges related to property and equipment from client contracts that were reassessed due to the impact of COVID-19 (approximately $11.2 million).
These increases in operating income during fiscal 2021 more than offset higher personnel costs from incentive expenses related to the annual bonus.
Uniform Segment
Uniform segment revenue decreased by approximately 3.8% during fiscal 2021 compared to the prior year period. The decrease was primarily attributable to the greater negative impact of COVID-19 in the current year period compared to fiscal 2020 and the estimated impact of the 53rd week in fiscal 2020 (approximately 1.7%), partially offset by improved pricing.
Operating income decreased by approximately $50.7 million during fiscal 2021 compared to the prior year period. The decrease was attributable to the negative impact of COVID-19, from clients either reducing or ceasing operations at certain locations for a majority of fiscal 2021 compared to half of fiscal 2020. While the negative impact of COVID-19 was partially offset by both United States and non-United States governmental labor related tax credits, the benefit from the credits was lower in fiscal 2021 than fiscal 2020 (see Note 1 to the audited consolidated financial statements). The decrease in operating income was attributable to:
•non-cash inventory charges, mainly to write down PPE to its net realizable value (approximately $25.0 million);
•higher personnel costs related to sales growth initiatives (approximately $16.7 million);

•prior year gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $16.3 million);
•higher personnel costs from incentive expenses related to the annual bonus and employer retirement matching contributions;
•prior year favorable non-cash settlement of a multiemployer pension plan obligation (approximately $6.7 million); and
•higher severance charges compared to the prior year period (approximately $3.0 million).
These decreases in operating income during fiscal 2021 more than offset:
•favorable impact of headcount reductions taken during the second half of fiscal 2020;
•favorable in-service rental merchandise amortization compared to fiscal 2020; and
•lower merger and integration charges from the AmeriPride acquisition (approximately $2.4 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $21.9 million during fiscal 2021 compared to the prior year period. The increase was attributable to:
•higher share-based compensation expense (approximately $40.7 million) (see Note 12 to the audited consolidated financial statements); and
•higher personnel costs from incentive expenses related to the annual bonus.
These increases in corporate expenses during fiscal 2021 more than offset:
•the favorable change in fair value of certain gasoline and diesel agreements (approximately $6.4 million);
•effective cost discipline and prior year mitigating actions, including headcount reductions primarily taken during the second half of fiscal 2020; and
•prior year severance charges, mainly related to COVID-19, and current year severance accrual reversals (approximately $6.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of October 1, 2021, we had $532.6 million of cash and cash equivalents, approximately $1,091.6 million of availability under our senior secured revolving credit facility and $400.0 million of availability under the receivables facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of October 1, 2021, there were approximately $869.5 million of outstanding foreign currency borrowings.
In response to the COVID-19 pandemic, we undertook a number of actions during fiscal 2020 to enhance our cash position, including increasing borrowings under our revolving credit facility and under our receivables facility, renegotiations of client contracts, salary and other compensation adjustments and reductions to general corporate expenses. In addition, on April 27, 2020, Aramark Services Inc. (“ASI”), our indirect wholly owned subsidiary, issued $1,500.0 million aggregate principal amount of 6.375% 2025 Notes. We continue to apply effective cost discipline to mitigate the negative impacts of COVID-19 as well as take advantage of relief provisions, including the CARES Act, CAA, and other United States and foreign governmental programs (see Note 1 to the audited consolidated financial statements). During fiscal 2021, we repaid $780.0 million of outstanding borrowings under our United States revolving credit facility, $500.0 million aggregate principal amount of 4.750% 2026 Notes and $315.6 million of outstanding borrowings under the receivables facility utilizing cash and cash equivalents on hand. Additionally, during fiscal 2021, we made $244.2 million of net repayments on term loan borrowings.
On April 6, 2021, we entered into Amendment No. 11 ("Amendment No. 11") to the Credit Agreement, dated as of March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which, among other things, increased the availability on the revolving credit facility by $200.0 million and extended the maturity dates on a portion of the revolving credit facility, a portion of the Canadian dollar denominated term loan due October 2023, a portion of the euro denominated term loan due October 2023 and all of the yen denominated term loan due October 2023, in each case, to April 2026. We also extended the maturity date of the United States dollar denominated term loan due 2024 to April 2028. In addition, on June 25, 2021, we extended the maturity date of our receivables facility from June 2022 to June 2024 (see Note 5 to the audited consolidated financial statements).

While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents and availability under our revolving credit facility and receivables facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. As a result of the refinancings executed in fiscal 2021, we have no significant debt maturities due until 2025 and we believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors."
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020
Net cash provided by operating activities	$657.1	$176.7
Net cash used in investing activities	(634.4)	(361.1)
Net cash (used in) provided by financing activities	(2,005.3)	2,437.5
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by approximately $480.4 million during fiscal 2021 compared to fiscal 2020, primarily driven by a $552.6 million favorable increase in operating assets and liabilities and by a lower net loss, as discussed in "Results of Operations" above. These increases were partially offset by non-cash gains and losses, including the prior year non-cash impairment charges related to goodwill and other assets of approximately $283.7 million, the current year non-cash gain from our equity investment of approximately $137.9 million and the loss on termination of certain defined benefit pension plans of approximately $60.9 million. The $552.6 million favorable change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accounts payable by $594.2 million, generating a source of cash during fiscal 2021 compared to a use of cash in fiscal 2020 due to the reduction in the prior year balance from COVID-19 and the timing of disbursements whereas the current year balance has increased from client re-openings;
•Accrued expenses by $404.8 million, generating a source of cash during fiscal 2021 compared to a use of cash in fiscal 2020 primarily due to the following: operations returning, including higher client advances within our Higher Education business; the deferral of payments permitted under the CARES Act; lower commission payments in our Sports business; and lower payments related to the annual bonus, partially offset by current year severance payments from headcount reductions made in the second half of fiscal 2021; and
•Prepayment and Other Current Assets by $188.4 million, generating a source of cash during fiscal 2021 compared to a use of cash in fiscal 2020 mainly from proceeds received in the second quarter of fiscal 2021 related to the fiscal 2020 federal income tax return (approximately $93.6 million), whereas the prior year period income tax receivable balance increased due to our net loss position.
These changes in operating assets and liabilities more than offset:
•Receivables by $652.9 million, generating a use of cash during fiscal 2021 compared to a source of cash during fiscal 2020 due to the reduction in the prior year balance from COVID-19, whereas the current year balance has increased due to client re-openings.
Fiscal 2021 and fiscal 2020 include approximately $159.1 million and $101.3 million, respectively, of proceeds associated with labor related tax credits from many foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the audited consolidated financial statements). During fiscal 2021 and fiscal 2020, we received income of approximately $17.0 million and $15.5 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. The "Change in other noncurrent liabilities" caption was a use of cash during fiscal 2021 compared to a source of cash in fiscal 2020 due to the deferral of the employer portion of social security taxes as permitted under the CARES Act (see Note 1 to the audited consolidated financial statements) and changes in insurance reserves. The "Changes in other assets" caption was less of a source of cash during fiscal 2021 compared to fiscal 2020 mainly from the increase to in-service rental merchandise as customer installations were reduced in fiscal 2020 from the impact of COVID-19. The "Other operating activities" caption reflects mainly adjustments to net loss in the current year and prior year periods related to non-cash gains and losses, including current year inventory write-downs within the Uniform segment and adjustments to non-operating cash gains and losses, including call premium expenses for debt repayments and the gain from the insurance proceeds of $16.3 million related to property damage from a tornado at one of our Uniform locations in Nashville during fiscal 2020.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during fiscal 2021 compared to fiscal 2020 due to the acquisition of Next Level Hospitality for $226.1 million (see Note 2 to the audited consolidated financial statements). This increase was partially offset by lower capital expenditures. The "Disposals of property and equipment" caption for fiscal 2020 includes approximately $21.5 million of insurance proceeds related to a tornado at one of our Uniform locations in Nashville. The "Proceeds from governmental agencies related to property and equipment" caption includes approximately $10.0 million and $15.3 million of proceeds during fiscal 2021 and 2020, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector. Fiscal 2020 also includes approximately $8.3 million during fiscal 2020 of proceeds from government grants related to the relocation to our headquarters.
Cash Flows (Used In) Provided by Financing Activities
During fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the United States revolving credit facility ($780.0 million);
•repayment of the aggregate principal amount of the 4.750% 2026 Notes ($500.0 million);
•repayments under the receivables facility ($315.6 million);
•net repayments of term loan borrowings ($244.2 million);
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
During fiscal 2020, cash provided by financing activities was impacted by the following:
•issuance of the 6.375% 2025 Notes ($1,500.0 million);
•issuance of a new United States dollar denominated term loan due January 2027, net of original issue discount ($898.9 million);
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
The "Other financing activities" caption also reflects a use of cash during fiscal 2021 and fiscal 2020, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
During the second quarter of fiscal 2020, we repurchased 0.3 million shares of our common stock for $6.5 million under the fiscal 2019 share repurchase program, which will expire in July 2022.
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
On February 2, 2021, our stockholders approved the Aramark 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of our common stock as determined on the purchase date or ii) fair market value per share of our common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. Our first purchase window began on April 1, 2021. There were 0.5 million shares purchased under the ESPP during the fiscal year ended October 1, 2021.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of October 1, 2021, we were in compliance with these covenants.
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
On April 22, 2020, as a result of the impact of COVID-19 on our business, ASI entered into Amendment No. 9 to the Credit Agreement. Amendment No. 9 provided for a covenant waiver period which suspended the Consolidated Secured Debt Ratio covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments (including share repurchases) and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. This exclusion was intended to prevent the effects of COVID-19 from impacting the covenant calculation. The covenant waiver period expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the amendment adjusted period ended October 1, 2021 consists of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
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

	Twelve Month Period Ended	Amendment Adjusted Period Ended(1)
(in millions)	October 1, 2021	October 1, 2021
Net (loss) income attributable to ASI stockholder	$(90.8)	$349.7
Interest and other financing costs, net	401.4	340.4
(Benefit) Provision for income taxes	(40.6)	92.6
Depreciation and amortization	550.7	580.5
Share-based compensation expense(2)	71.1	54.6
Unusual or non-recurring (gains) and losses(3)	(77.1)	—
Pro forma EBITDA for equity method investees(4)	10.2	4.5
Pro forma EBITDA for certain transactions(5)	11.2	(1.0)
Other(6)(7)	102.5	97.7
Covenant Adjusted EBITDA	$938.6	$1,519.0
(1)    The covenant waiver period outlined in Amendment No. 9 to our Credit Agreement expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the amendment adjusted period ended October 1, 2021 consists of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock units awards and employee stock purchases (see Note 12 to the audited consolidated financial statements).
(3)    Represents the fiscal 2021 non-cash gain from an observable price change on our equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
(4)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net (loss) income attributable to ASI stockholder. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(5)    Represents the annualizing of net EBITDA from acquisitions made during the period.
(6)    "Other" for the twelve months ended October 1, 2021 includes non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($36.0 million), labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of United States and non-United States governmental labor related tax credits ($28.4 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($25.3 million), expenses related to merger and integration related charges ($22.2 million), gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($8.2 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($5.9 million), a favorable settlement of a legal matter ($4.7 million), non-cash impairment charges related to various assets ($3.8 million), charges related to a client contract dispute ($2.6 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), non-cash charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.
(7)    "Other" for the amendment adjusted period ended October 1, 2021 includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of United States and non-United States governmental labor related tax credits ($45.7 million benefit), expenses related to merger and integration related charges ($40.1 million), charges related to certain legal settlements ($27.9 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($25.0 million), non-cash charges for inventory write-downs ($16.4 million), non-cash impairment charges related to various assets ($11.9 million), reversal of severance charges ($11.2 million), compensation expense for retirement contributions and employee training programs funded by the benefits from United States tax reform ($10.9 million), cash compensation charges associated with the retirement of our former chief executive officer ($10.4 million), gain from a funding agreement related to a legal matter ($10.0 million), advisory fees related to shareholder matters ($7.7 million), closing costs mainly related to customer contracts ($7.3 million), the impact of hyperinflation in Argentina ($5.7 million), non-cash charges related to information technology assets ($5.1 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($3.2 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended October 1, 2021 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	5.125x	2.32x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	2.60x
(1)    The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sales-leaseback transactions, disqualified and preferred stock and advances under the receivables facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term B Loans, which lenders do not benefit from the maximum Consolidated Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes. The Consolidated Secured Debt Ratio debt covenant was calculated per the terms in Amendment No. 9 to our Credit Agreement, which consists of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default or an event of default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The Interest Coverage Ratio was calculated based on the twelve months ended October 1, 2021 and was not required to be adjusted similar to the Consolidated Secured Debt Ratio as prescribed under the terms of Amendment No. 9 to our Credit Agreement.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.

The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 1, 2021 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of October 1, 2021	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$7,360,210	$31,137	$80,219	$4,529,146	$2,719,708
Finance lease obligations	159,949	29,157	46,710	34,266	49,816
Estimated interest payments(2)	1,303,800	311,400	572,400	304,500	115,500
Operating leases and other noncancelable commitments	449,707	80,265	123,614	80,931	164,897
Purchase obligations(3)	612,336	225,598	158,892	70,328	157,518
Other liabilities(4)	725,760	242,202	217,145	44,304	222,109
	$10,611,762	$919,759	$1,198,980	$5,063,475	$3,429,548

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of October 1, 2021	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$120,500	$120,500	$—	$—	$—
(1)Excludes the $53.5 million reduction to long-term borrowings from debt issuance costs and $0.8 million reduction from the discount on the U.S. Term B-4 Loans due 2027.
(2)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at October 1, 2021 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2022 through 2027 is $7,477.1 million, $7,407.9 million, $7,346.3 million, $5,379.9 million, $2,933.9 million and $2,334.7 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2022 through 2027 is 4.17%, 3.87%, 3.89%, 3.81%, 3.39% and 3.80%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).
(3)Represents commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(4)Includes certain unfunded employee retirement obligations, contingent consideration, deferred social security taxes, self-insurance obligations, severance obligations and other obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of October 1, 2021, we have gross uncertain tax liabilities of $65.4 million (see Note 10 to the audited consolidated financial statements). During fiscal 2021, we made contributions totaling $3.6 million into our defined benefit pension plans. Estimated contributions to our defined benefit pension plans in fiscal 2022 are $6.3 million (see Note 9 to the audited consolidated financial statements).
We have an agreement (the "Receivables Facility") with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and the maximum amount available by $100.0 million from October through March. During the third quarter of fiscal 2021, we extended the scheduled maturity date of the Receivables Facility from June 2022 to June 2024. All other terms and conditions of the agreement remained largely unchanged. As of October 1, 2021, there are no outstanding borrowings under the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
Pursuant to the Receivables Facility, we formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain of our subsidiaries. Under the Receivables Facility, we and certain of our subsidiaries transfer without recourse all of our accounts receivable to ARAMARK Receivables, LLC. As collections reduce previously transferred interests, interests in new, eligible receivables are transferred to ARAMARK Receivables, LLC, subject to meeting certain conditions.
Supplemental Consolidating Information
Pursuant to Regulation S-X Rule 13-01, which simplified certain disclosure requirements for guarantors and issuers of guaranteed securities, we are no longer required to provide condensed consolidating financial statements for Aramark and its subsidiaries, including the guarantors and non-guarantors under our Credit Agreement and the indentures governing our senior notes. ASI, the borrower under our Credit Agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to Aramark and Aramark Intermediate Holdco Corporation, the direct parent of ASI and a guarantor under our Credit Agreement, on the one hand, and ASI and its restricted subsidiaries on a standalone basis, on the other hand.
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying audited consolidated financial statements. We insure portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 1, 2021. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of October 1, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $194.3 million and $92.1 million, respectively.
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
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2021, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on our evaluation performed, we determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
During fiscal 2020, we identified a triggering event from the decline in our stock price resulting from COVID-19. As a result, we performed a quantitative impairment test as of March 27, 2020 and recognized a non-cash impairment charge of $198.6 million related to one reporting unit within our FSS International segment in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. For tax purposes, the impairment charge was not tax deductible. The impaired reporting unit has a remaining goodwill balance of $91.0 million as of October 1, 2021.

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
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated statements of (loss) income.
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
We are involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. We continue to simultaneously litigate the matter and attempt to reach a negotiated resolution. We recorded a reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of October 1, 2021 and October 2, 2020, we have accrued our best estimate of the probable loss associated with this contract, which is approximately $19.1 million and $16.3 million, respectively. We continue to believe it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.

Allowance for Credit Losses
We encounter credit loss risks associated with the collection of receivables. We analyze historical experience, current general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector, federal and local governments, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The accounting estimate related to the allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and credit losses could potentially have a material impact on our results of operations. We adopted a new accounting standard related to the measurement of expected credit losses as of October 3, 2020 (the first day of fiscal 2021) (see Note 1 to the audited consolidated financial statements).
As of October 1, 2021 and October 2, 2020, our allowance for credit losses was approximately $79.6 million and $74.9 million, respectively.
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
As of October 1, 2021 and October 2, 2020, our reserve for inventory obsolescence was approximately $45.7 million and $36.7 million, respectively.
Self-Insurance Reserves
We self-insure for obligations related to certain risks that we retain under our casualty program, which includes general liability, automobile liability and workers’ compensation claims, as well as for our employee health care benefit programs. The accounting estimates related to our self-insurance reserves are critical accounting estimates because changes in our claim experience, our ability to settle claims or other estimates and judgments we use could potentially have a material impact on our results of operations. Our reserves for retained costs associated with our casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on our claims history. Our casualty program reserves take into account reported claims as well as incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The actual cost to settle our self-insured casualty claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
As of October 1, 2021 and October 2, 2020, our self-insurance reserves were approximately $235.7 million and $250.1 million, respectively.
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
As of October 1, 2021 and October 2, 2020, our valuation allowance reserves recorded against deferred tax assets were approximately $97.5 million and $39.0 million, respectively (see Note 10 to the audited consolidated financial statements).
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 1, 2021 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 1, 2021. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of October 1, 2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Debt:
Fixed rate	$29	$25	$22	$2,496	$15	$1,200	$3,787	$3,908
Average interest rate	4.1%	4.1%	4.1%	5.5%	4.1%	5.0%	5.3%
Variable rate	$31	$55	$25	$1,724	$329	$1,569	$3,733	$3,674
Average interest rate	5.1%	1.7%	1.8%	1.8%	1.8%	2.2%	2.0%
Interest Rate Swaps:
Receive variable/pay fixed	$250	$1,550	$—	$800	$—	$500	$3,100	$(67)
Average pay rate	2.6%	2.1%	—%	1.6%	—%	1.5%
Average receive rate	0.1%	0.1%	—%	0.1%	—%	0.1%
As of October 1, 2021, we had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of October 1, 2021, the fair value of these foreign exchange contracts is immaterial and included in "Accounts Payable" on our Consolidated Balance Sheets.
We entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit our exposure to price fluctuations for gasoline and diesel fuel. As of October 1, 2021, we had contracts for approximately 6.0 million gallons outstanding through June of fiscal 2022. As of October 1, 2021, the fair value of our gasoline and diesel fuel hedge agreements is $2.6 million, which is included in "Prepayments and other current assets" on our Consolidated Balance Sheets.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 1, 2021. The effectiveness of our internal control over financial reporting as of October 1, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aramark and subsidiaries (the "Company") as of October 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 1, 2021, of the Company and our report dated November 23, 2021, expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP
Philadelphia, PA
November 23, 2021

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2021.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2021.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ THOMAS G. ONDROF	Executive Vice President and Chief Financial Officer
Thomas G. Ondrof	(Principal Financial Officer)

/s/ CHRISTOPHER T. SCHILLING	Senior Vice President, Controller and Chief Accounting Officer
Christopher T. Schilling	(Principal Accounting Officer)

/s/ SUSAN CAMERON	Director
Susan Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ RICHARD W. DREILING	Director
Richard W. Dreiling

/s/ IRENE M. ESTEVES	Director
Irene M. Esteves

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ BRIDGETTE P. HELLER	Director
Bridgette P. Heller

/s/ PAUL HILAL	Vice Chairman, Director
Paul Hilal

/s/ KAREN KING	Director
Karen King

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ ART WINKLEBLACK	Director
Art Winkleblack

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Aramark and subsidiaries (the "Company") as of October 1, 2021, the related consolidated statements of loss, comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes and financial statement schedule II (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - FSS US Reporting Unit - Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying amount annually in the fourth quarter of each year as of the end of the fiscal month of August or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. During the fourth quarter, the Company performed a quantitative test to determine the fair value of each reporting unit using discounted cash flow calculations, which required management to make assumptions and estimates that are subject to risk and uncertainty related to future growth rates, margin projections, and the discount rate. Changes in these assumptions or estimates may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in an impairment charge. The fair value of the FSS United States (FSS US) reporting unit exceeded its carrying amount, and therefore, the Company determined that its goodwill was not impaired.
We identified the valuation of goodwill for the FSS US reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value. Auditing the discounted cash flow calculations for this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating management’s assumptions and estimates related to future growth rates, margin projections, and the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions and estimates of future growth rates, margin projections, and the discount rate used by management to estimate the fair value of the FSS US reporting unit included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the FSS US reporting unit, including controls related to management’s assumptions and estimates of future growth rates, margin projections, and the discount rate.
•We evaluated management’s ability to accurately forecast future FSS US reporting unit growth rates and margin projections by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s FSS US reporting unit growth rates and margin projections by comparing the forecasts to:
◦Historical results.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of future growth rates and the discount rate by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, PA
November 23, 2021

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Aramark and subsidiaries (the Company) as of October 2, 2020, the related consolidated statements of (loss) income, comprehensive income (loss), cash flows, and stockholders’ equity for each of the fiscal years ended October 2, 2020 and September 27, 2019 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2020, and the results of its operations and its cash flows for each of the fiscal years ended October 2, 2020 and September 27, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 28, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
We served as the Company's auditor from 2002 to 2020.
Philadelphia, Pennsylvania
November 24, 2020

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2021 AND OCTOBER 2, 2020
(in thousands, except share amounts)

	October 1, 2021	October 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$532,591	$2,509,188
Receivables (less allowances: 2021 - $79,644; 2020 - $74,925)	1,748,601	1,431,206
Inventories	412,676	436,473
Prepayments and other current assets	204,987	298,944
Total current assets	2,898,855	4,675,811
Property and Equipment, at cost:
Land, buildings and improvements	983,540	929,354
Service equipment and fixtures	4,355,699	4,184,603
	5,339,239	5,113,957
Less - Accumulated depreciation	(3,300,845)	(3,063,049)
	2,038,394	2,050,908
Goodwill	5,487,297	5,343,828
Other Intangible Assets	2,028,622	1,932,637
Operating Lease Right-of-use Assets	587,854	551,394
Other Assets	1,335,142	1,158,106
	$14,376,164	$15,712,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$58,850	$99,915
Current operating lease liabilities	67,280	71,810
Accounts payable	919,090	663,455
Accrued payroll and related expenses	677,185	572,076
Accrued expenses and other current liabilities	1,135,028	940,202
Total current liabilities	2,857,433	2,347,458
Long-Term Borrowings	7,393,417	9,178,508
Noncurrent Operating Lease Liabilities	314,378	341,667
Deferred Income Taxes and Other Noncurrent Liabilities	1,079,014	1,099,075
Commitments and Contingencies (see Note 14)
Redeemable Noncontrolling Interest	9,050	9,988
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 2021—294,329,180 shares and 2020—290,663,529; and outstanding: 2021—255,998,119 shares and 2020—253,042,169 shares)	2,943	2,907
Capital surplus	3,533,054	3,416,132
Retained earnings	327,557	532,379
Accumulated other comprehensive loss	(208,011)	(307,258)
Treasury stock (shares held in treasury: 2021—38,331,061 shares and 2020—37,621,360 shares)	(932,671)	(908,172)
Total stockholders' equity	2,722,872	2,735,988
	$14,376,164	$15,712,684
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 1, 2021, OCTOBER 2, 2020 AND SEPTEMBER 27, 2019
(in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Revenue	$12,095,965	$12,829,559	$16,227,341
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	11,007,080	11,993,667	14,532,662
Depreciation and amortization	550,692	595,195	592,573
Selling and general corporate expenses	346,749	307,016	367,256
Goodwill impairment	—	198,600	—
Gain on sale of Healthcare Technologies	—	—	(156,309)
	11,904,521	13,094,478	15,336,182
Operating income (loss)	191,444	(264,919)	891,159
Gain on Equity Investment	(137,934)	—	—
Loss on Defined Benefit Pension Plan Termination	60,864	—	—
Interest and Other Financing Costs, net	401,366	382,800	334,987
(Loss) Income Before Income Taxes	(132,852)	(647,719)	556,172
(Benefit) Provision for Income Taxes	(40,633)	(186,284)	107,706
Net (loss) income	(92,219)	(461,435)	448,466
Less: Net (loss) income attributable to noncontrolling interest	(1,386)	94	(83)
Net (loss) income attributable to Aramark stockholders	$(90,833)	$(461,529)	$448,549

(Loss) Earnings per share attributable to Aramark stockholders:
Basic	$(0.36)	$(1.83)	$1.82
Diluted	$(0.36)	$(1.83)	$1.78
Weighted Average Shares Outstanding:
Basic	254,748	251,828	246,854
Diluted	254,748	251,828	252,010
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED OCTOBER 1, 2021, OCTOBER 2, 2020 AND SEPTEMBER 27, 2019
(in thousands)

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Net (loss) income	$(92,219)	$(461,435)	$448,466
Other comprehensive income (loss), net of tax:
Pension plan adjustments	48,568	(25,669)	(22,594)
Foreign currency translation adjustments	8,925	(7,818)	(34,308)
Cash flow hedges:
Unrealized gains (losses) arising during the period	909	(82,005)	(62,450)
Reclassification adjustments	37,440	25,463	(4,798)
Share of equity investee's comprehensive income (loss)	3,405	(264)	(1,592)
Other comprehensive income (loss), net of tax	99,247	(90,293)	(125,742)
Comprehensive income (loss)	7,028	(551,728)	322,724
Less: Net (loss) income attributable to noncontrolling interest	(1,386)	94	(83)
Comprehensive income (loss) attributable to Aramark stockholders	$8,414	$(551,822)	$322,807
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 1, 2021, OCTOBER 2, 2020 AND SEPTEMBER 27, 2019
(in thousands)

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net (loss) income	$(92,219)	$(461,435)	$448,466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	550,692	595,195	592,573
Goodwill impairment and asset write-downs	—	283,743	—
Gain on equity investment	(137,934)	—	—
Loss on defined benefit pension plan termination	60,864	—	—
Deferred income taxes	(43,234)	(134,048)	40,503
Share-based compensation expense	71,053	30,339	55,280
Net gain on sale of Healthcare Technologies	—	—	(139,165)
Changes in operating assets and liabilities:
Accounts Receivable	(290,214)	362,708	(78,771)
Inventories	(7,536)	(25,675)	(49,732)
Prepayments and Other Current Assets	101,939	(86,444)	(37,854)
Accounts Payable	252,158	(342,069)	17,680
Accrued Expenses	261,154	(143,640)	193,532
Payments made to clients on contracts	(100,918)	(69,575)	(40,073)
Changes in other noncurrent liabilities	(17,427)	92,782	18,904
Changes in other assets	4,177	66,650	(41,436)
Other operating activities	44,524	8,151	4,320
Net cash provided by operating activities	657,079	176,682	984,227
Cash flows from investing activities:
Purchases of property and equipment and other	(407,818)	(418,508)	(503,090)
Disposals of property and equipment	32,474	54,074	17,871
Proceeds from divestitures	—	—	293,711
Acquisition of certain businesses, net of cash acquired	(265,766)	(22,201)	(44,863)
Proceeds from governmental agencies related to property and equipment	10,000	23,550	23,025
Other investing activities	(3,276)	1,965	3,825
Net cash used in investing activities	(634,386)	(361,120)	(209,521)
Cash flows from financing activities:
Proceeds from long-term borrowings	893,993	3,239,772	77,630
Payments of long-term borrowings	(2,453,571)	(1,000,463)	(654,560)
Net change in funding under the Receivables Facility	(315,600)	315,600	—
Payments of dividends	(112,010)	(110,893)	(108,439)
Proceeds from issuance of common stock	41,587	90,022	39,087
Repurchase of common stock	—	(6,540)	(50,000)
Other financing activities	(59,738)	(89,976)	(38,610)
Net cash (used in) provided by financing activities	(2,005,339)	2,437,522	(734,892)
Effect of foreign exchange rates on cash and cash equivalents	6,049	9,461	(8,196)
(Decrease) increase in cash and cash equivalents	(1,976,597)	2,262,545	31,618
Cash and cash equivalents, beginning of period	2,509,188	246,643	215,025
Cash and cash equivalents, end of period	$532,591	$2,509,188	$246,643
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED OCTOBER 1, 2021, OCTOBER 2, 2020 AND SEPTEMBER 27, 2019
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 28, 2018	$3,029,558	$2,793	$3,132,421	$710,519	$(91,223)	$(724,952)
Adoption of new accounting standard	58,395			58,395
Net income attributable to Aramark stockholders	448,549			448,549
Other comprehensive loss	(125,742)				(125,742)
Capital contributions from issuance of common stock	48,785	36	48,749
Share-based compensation expense	55,280		55,280
Repurchases of common stock	(84,344)					(84,344)
Payments of dividends ($0.44 per share)	(110,434)			(110,434)
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net loss attributable to Aramark stockholders	(461,529)			(461,529)
Other comprehensive loss	(90,293)				(90,293)
Capital contributions from issuance of common stock	134,607	78	134,529
Capital contributions from stockholder	14,814		14,814
Share-based compensation expense	30,339		30,339
Repurchases of common stock	(98,876)					(98,876)
Payments of dividends ($0.44 per share)	(113,121)			(113,121)
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(90,833)			(90,833)
Other comprehensive income	99,247				99,247
Capital contributions from issuance of common stock	45,905	36	45,869
Share-based compensation expense	71,053		71,053
Repurchases of common stock	(24,499)					(24,499)
Payments of dividends ($0.44 per share)	(113,989)			(113,989)
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
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
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 1, 2021 and September 27, 2019 were each fifty-two week periods and the fiscal year ended October 2, 2020 was a fifty-three week period.
New Accounting Standards Updates
Adopted Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which simplifies the accounting for income taxes and clarifies and amends existing income tax guidance. Impacted areas include intraperiod tax allocations, interim period taxes, deferred tax liabilities with outside basis differences, franchise taxes and transactions which result in the "step-up" of goodwill. The Company early adopted this guidance in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In November 2019, the FASB issued an ASU which provides clarification and improvements to existing guidance related to the credit losses on financial instruments standard. The guidance was effective for the Company in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In May 2019, the FASB issued an ASU which provides the option to irrevocably elect to apply the fair value measurement option on an instrument-by-instrument basis for certain financial instruments within the scope of the credit losses on financial instruments standard. The guidance was effective for the Company in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In April 2019, the FASB issued an ASU which provides clarification, error corrections and improvements to existing guidance related to the credit losses on financial instruments ASU issued in June 2016, the derivatives and hedging ASU issued in August 2017 and the financial instruments ASU issued in January 2016. The Company adopted the guidance related to the financial instruments ASU and the derivatives and hedging ASU in prior fiscal years, which did not have a material impact on the consolidated financial statements. The guidance related to the credit losses on financial instruments ASU was effective for the Company in the first quarter of fiscal 2021, which did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to defined benefit pension plans. The Company early adopted the guidance in the fourth quarter of fiscal 2021, which did not have a material impact on the consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2018, the FASB issued an ASU which adds, modifies and removes several disclosure requirements related to fair value measurements. The guidance was effective for the Company in the first quarter of fiscal 2021, which did not have a material impact on the consolidated financial statements.
In June 2016, the FASB issued an ASU to require entities to account for expected credit losses on financial instruments including trade receivables. The expected credit loss model replaced the incurred credit loss model, that generally required a loss to be incurred before it was recognized. The forward-looking credit loss model required the Company to consider historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The amended guidance required financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets. The Company adopted this guidance on October 3, 2020 (the first date of fiscal 2021) using a modified retrospective approach. This approach allows the new standard to be applied retrospectively through a cumulative-effect adjustment to retained earnings recognized upon adoption. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In October 2021, the FASB issued an ASU which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
In January 2020, the FASB issued an ASU which provides clarification and improvements to existing guidance related to accounting for certain equity securities upon the application or discontinuation of equity method accounting and the measurement of forward contracts and purchased options on certain securities. The guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The adoption of this guidance will not have a material impact on the consolidated financial statements.
Revenue Recognition
The Company recognizes revenue when its performance obligation is satisfied upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. In each of the Company's operating segments, revenue is recognized over time in the period in which services are provided pursuant to the terms of the Company's contractual relationships with its clients. The Company generally records revenue on food and support services contracts (both profit and loss contracts and client interest contracts) on a gross basis as the Company is the primary obligor and service provider. See Note 7 for additional information on revenue recognition.
Certain profit and loss contracts include payments to the client, typically calculated as a fixed or variable percentage of various categories of revenue and income. In some cases these contracts require minimum guaranteed payments that are contingent on certain future events. These expenses are currently recorded in "Cost of services provided (exclusive of depreciation and amortization)."
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. A majority of the Company’s receivables balances are based on contracts with customers.
The Company estimates and reserves for its credit loss exposure based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. Credit loss expense is classified within "Cost of services provided (exclusive of depreciation and amortization)."
Vendor Consideration
Consideration received from vendors includes rebates, allowances and volume discounts and are accounted for as an adjustment to the cost of the vendors' products or services and are reported as a reduction of "Cost of services provided (exclusive of depreciation and amortization)," "Inventory," or "Property and equipment, net." Income from rebates, allowances and volume discounts is recognized based on actual purchases in the fiscal period relative to total actual purchases to be made for the contractual rebate period agreed to with the vendor. Rebates, allowances and volume discounts related to “Inventory” held at the balance sheet date are deducted from the carrying value of these inventories. Rebates, allowances and volume discounts related to "Property and equipment, net" are deducted from the costs capitalized.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	October 1, 2021			October 2, 2020			September 27, 2019
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net (loss) income			$(92,219)			$(461,435)			$448,466
Pension plan adjustments	63,959	(15,391)	48,568	(33,831)	8,162	(25,669)	(29,137)	6,543	(22,594)
Foreign currency translation adjustments	7,383	1,542	8,925	(6,348)	(1,470)	(7,818)	(34,099)	(209)	(34,308)
Cash flow hedges:
Unrealized gains (losses) arising during the period	1,228	(319)	909	(110,817)	28,812	(82,005)	(84,392)	21,942	(62,450)
Reclassification adjustments	50,595	(13,155)	37,440	34,409	(8,946)	25,463	(6,484)	1,686	(4,798)
Share of equity investee's comprehensive income (loss)	3,405	—	3,405	(264)	—	(264)	(1,592)	—	(1,592)
Other comprehensive income (loss)	126,570	(27,323)	99,247	(116,851)	26,558	(90,293)	(155,704)	29,962	(125,742)
Comprehensive income (loss)			7,028			(551,728)			322,724
Less: Net (loss) income attributable to noncontrolling interest			(1,386)			94			(83)
Comprehensive income (loss) attributable to Aramark stockholders			$8,414			$(551,822)			$322,807

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive loss consists of the following (in thousands):

	October 1, 2021	October 2, 2020
Pension plan adjustments	$(24,323)	$(72,891)
Foreign currency translation adjustments	(127,012)	(135,937)
Cash flow hedges	(49,249)	(87,598)
Share of equity investee's accumulated other comprehensive loss	(7,427)	(10,832)
	$(208,011)	$(307,258)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of approximately $1.8 million, $2.5 million and $4.9 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, to the Consolidated Statements of (Loss) Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2021, fiscal 2020 and fiscal 2019 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company insures portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 1, 2021. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers’ compensation claims and related Captive costs. As of October 1, 2021 and October 2, 2020, cash and cash equivalents at the Captive were $194.3 million and $92.1 million, respectively.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. As of October 1, 2021 and October 2, 2020, the Company's reserve for inventory obsolescence was approximately $45.7 million and $36.7 million, respectively. The increase is mainly related to excess inventory related to personal protective equipment ("PPE"). The inventory obsolescence reserve is determined based on history and projected customer consumption and specific identification. In addition, the Company recorded approximately $25.4 million in inventory write-downs during fiscal 2021 to reflect the current net realizable value of PPE inventory.
The components of inventories are as follows:

	October 1, 2021	October 2, 2020
Food(1)	48.7%	42.7%
Career apparel and linens(2)	46.0%	52.2%
Parts, supplies and novelties	5.3%	5.1%
	100.0%	100.0%

(1)	Food inventory increased during fiscal 2021 as the COVID-19 pandemic ("COVID-19") lockdowns were lifted and operations began to re-open.
(2)	Career apparel and linens inventory decreased during fiscal 2021 due to decreased production and distribution of PPE, which was elevated during fiscal 2020 in response to COVID-19.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 1, 2021	October 2, 2020
Prepaid Insurance	$12,566	$13,396
Prepaid Taxes and Licenses	11,159	11,130
Current Income Tax Asset(1)	23,523	123,608
Other Prepaid Expenses	157,739	150,810
	$204,987	$298,944

(1)	Fiscal 2020 income tax receivable driven by the net loss position during fiscal 2020 from the impact of COVID-19. Income tax proceeds were received in fiscal 2021.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and three to 20 years for service equipment and fixtures. Depreciation expense during fiscal 2021, fiscal 2020 and fiscal 2019 was $378.3 million, $418.3 million and $421.4 million, respectively.
During the fourth quarter of fiscal 2020, the Company recognized impairment charges of $30.6 million within its FSS United States and FSS International segments, consisting of right-of-use assets ($11.6 million), property and equipment ($17.8 million) and other assets ($1.2 million), which are included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. These impairment charges primarily relate to client contracts that were reassessed due to the impact of COVID-19. In order to determine the impairment charges, the Company compared the estimated fair value of each asset group, calculated using discount cash flows, to its book value.
During the third quarter of fiscal 2020, the Company permanently vacated certain rental properties and assets at various locations throughout the United States related to non-core operations and no longer intends to operate or sublease at these locations. Accordingly, the Company recorded a loss on disposal by abandonment of $28.5 million within its FSS United States segment, consisting of right-of-use assets ($10.3 million), leasehold improvements ($17.4 million) and other assets ($0.8 million), which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. The Company has no remaining lease liability related to the abandoned leases as of October 1, 2021.
During the third quarter of fiscal 2020, the Company received $25.0 million of insurance proceeds from one of its insurance carriers related to property damage and business interruption from a tornado at one of its Uniform market centers in Nashville, Tennessee. These proceeds serve to cover the cost of rebuilding the property and for any incremental expenses the Company incurs to continue servicing its customers at nearby market centers. The Company’s insurance policy provides coverage for the property damage and reimbursement for other expenses and incremental costs that have been incurred related to the damages and losses. The Company recorded a gain during fiscal 2020 of approximately $16.3 million from these proceeds, which represents the excess of previously incurred losses, including the write-down of the damaged property and equipment and business interruption expenses. The gain is included in “Cost of services provided (exclusive of depreciation and amortization” on the Consolidated Statements of (Loss) Income. The Company allocated $21.5 million of the insurance proceeds to the recovery of the damaged building and equipment and is included within “Net cash used in investing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended October 2, 2020. The remaining $3.5 million of insurance proceeds is included within “Net cash provided by operating activities” to offset the business interruption expenses incurred during the fiscal year ended October 2, 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 1, 2021	October 2, 2020
Cost to fulfill - Client(1)	$109,541	$113,940
Cost to fulfill - Rental merchandise in-service(2)	324,433	311,238
Long-term receivables	31,832	28,460
Miscellaneous investments(3)	405,498	262,609
Computer software costs, net(4)	182,650	177,136
Employee sales commissions(5)	124,610	122,011
Other(6)	156,578	142,712
	$1,335,142	$1,158,106

(1)	Cost to fulfill - Client represent payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation (see Note 7).
(2)	Costs to fulfill - Rental merchandise in-service represent personalized work apparel, linens and other rental items in service at customer locations (see Note 7).
(3)	Miscellaneous investments represent investments in 50% or less owned entities.
(4)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years. The Company recorded non-cash asset write-downs within its FSS United States segment of approximately $26.1 million related to certain information technology assets during the fiscal year ended October 2, 2020, as a result of management decisions to discontinue use of these solutions and from non-renewal or expirations of contracts with specific vendors. These non-cash charges were recorded in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020.

(5)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 7).
(6)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.
The Company's principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company (approximately $187.5 million and $182.9 million at October 1, 2021 and October 2, 2020, respectively). The Company's equity in undistributed earnings of AIM Services Co., Ltd. for fiscal 2021, fiscal 2020, and fiscal 2019 was approximately $16.7 million, $10.8 million and $24.9 million, respectively, and is recorded as a reduction of "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. During fiscal 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a non-cash gain of $137.9 million on the Consolidated Statements of (Loss) Income. The carrying amount of equity investments without readily determinable fair values as of October 1, 2021 and October 2, 2020 was $180.5 million and $42.5 million, respectively. During fiscal 2019, the Company recognized an impairment of $7.0 million in "Cost of services provided (exclusive of depreciation and amortization)" related to an equity investment.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	October 1, 2021	October 2, 2020
Deferred income(1)(2)	$340,587	$291,680
Accrued client expenses(2)	127,086	44,419
Accrued taxes	58,410	53,146
Accrued insurance(3) and interest	167,323	174,048
Other	441,622	376,909
	$1,135,028	$940,202

(1)
Includes consideration received in advance from customers prior to the service being performed ($312.6 million and $263.8 million) or from vendors prior to the goods being consumed ($21.3 million and $27.9 million) in fiscal 2021 and fiscal 2020, respectively.

(2)	Increases in fiscal 2021 as COVID-19 lockdowns were lifted and operations began to re-open. See Note 7.
(3)
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability and workers’ compensation liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's history.

Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	October 1, 2021	October 2, 2020
Deferred income taxes (see Note 10)	$383,224	$398,777
Deferred compensation	212,222	210,884
Pension-related liabilities	16,113	18,044
Interest rate swap agreements	65,012	116,882
Insurance reserves(1)	126,314	143,923
Other noncurrent liabilities(2)	276,129	210,565
	$1,079,014	$1,099,075

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

(2)
Fiscal 2021 and 2020 include the payment deferral related to the employer portion of social security taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act of $64.3 million and $80.8 million, respectively. Fiscal 2021 also includes the non-current portion of the Next Level contingent consideration of $65.4 million.

Impact of COVID-19
COVID-19 has adversely affected global economies, financial markets and the overall environment for the Company and the extent to which it may impact future results of operations and overall financial performance remains uncertain. The decline in operations from COVID-19 caused a deterioration in the Company's revenue, operating income (loss) and net (loss) income for the fiscal years ended October 1, 2021 and October 2, 2020. The Company's financial results began to improve during the second half of fiscal 2021 from operations re-opening as vaccines were distributed and lockdowns were lifted as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020. However, certain businesses continue to be impacted by COVID-19. The allowance for credit losses increased to $79.6 million as of October 1, 2021 compared to $74.9 million as of October 2, 2020, which includes the Company's current estimates that reflect the continued economic uncertainty resulting from COVID-19. In response, the Company continues to apply effective cost discipline to mitigate the negative impact of COVID-19 as well as take advantage of relief provisions, including the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act of 2021 ("CAA") and other United States and foreign governmental programs (see below and Note 10).
The ongoing impact of COVID-19, including the emergence of COVID-19 variants, on the Company's longer-term operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31,

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. During the fiscal year ended October 1, 2021 and October 2, 2020, the Company recorded $15.1 million and $18.7 million related to the CARES Employee Retention credit in “Cost of services provided (exclusive of depreciation and amortization)” on the Company’s Consolidated Statements of (Loss) Income. As of October 1, 2021, the Company has a $23.8 million receivable balance from the United States government related to the CARES Act, which is recorded in "Receivables" on the Company's Consolidated Balance Sheet.
The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Approximately $128.5 million of social security taxes remain deferred, of which 50% are recorded as liabilities within "Accrued payroll and related expenses" and 50% are recorded as liabilities within "Deferred Income Taxes and Other Noncurrent Liabilities" on the Company's Consolidated Balance Sheet as of October 1, 2021. Deferred amounts of approximately $80.8 million were recorded as a liability within "Deferred Income Taxes and Other Noncurrent Liabilities" on the Company's Consolidated Balance Sheet as of October 2, 2020.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates are also providing companies various forms of relief from the COVID-19 pandemic, including labor related tax credits. These labor related tax credits generally allow companies to receive credits if they retain employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualifies for these tax credits and expects to continue to receive additional tax credits for qualified wages in foreign jurisdictions while these programs remain through December 31, 2021. The Company recorded approximately $155.3 million and $128.1 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income during the fiscal years ended October 1, 2021 and October 2, 2020, respectively, of which approximately $17.9 million and $23.0 million, respectively, were recorded in the Uniform segment with the remaining balances recorded in the FSS International segment.
The Company accounts for these labor related tax credits as a reduction to the expense that they are intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits. The Company believes these tax credits are not expected to be returned to the foreign jurisdictions.
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	October 1, 2021	October 2, 2020	September 27, 2019
Interest paid	$369.7	$353.6	$306.2
Income taxes (refunded) paid	(104.9)	40.2	139.3
Significant non-cash activities follow:
•During fiscal 2021, fiscal 2020 and fiscal 2019, the Company executed finance lease transactions. The present value of the future rental obligations was approximately $36.0 million, $29.3 million and $41.6 million for the respective periods, which is included in property and equipment and long-term borrowings.
•During fiscal 2021, fiscal 2020 and fiscal 2019, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were approximately $24.5 million, $92.3 million and $34.3 million, respectively.
NOTE 2. ACQUISITIONS AND DIVESTITURES:
Next Level Hospitality ("Next Level") Acquisition
On June 4, 2021, the Company completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities, pursuant to the Unit Purchase Agreement ("Next Level Purchase Agreement") dated as of April 28, 2021, by and among Aramark Healthcare Support Services, LLC, a wholly owned subsidiary of the Company, Aramark Services, Inc. ("ASI"), a wholly owned subsidiary of the Company, Next Level Hospitality Services, LLC, Next Level Stockholders and Seth Gribetz, in his capacity as Stockholder Representative. Upon completion of the acquisition, Next Level became a wholly owned subsidiary

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Next Level was $226.1 million. In addition, contingent consideration of $78.4 million was recorded as part of the acquisition, which the Company may be required to pay if Next Level achieves certain adjusted EBITDA levels during calendar year 2021 and 2022. The acquisition was financed utilizing cash and cash equivalents on hand.
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

Current assets	$18,088
Noncurrent assets	307,291
Total assets	$325,379

Current liabilities	$50,956
Noncurrent liabilities	48,323
Total liabilities	$99,279
Intangible Assets
The following table identifies the Company’s allocation of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted-Average Estimated Useful Life (in years)
Customer relationship assets	$133.0	15
Trade name	49.5	15
Total intangible assets	$182.5
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
Goodwill
The Company recorded $123.6 million of goodwill in connection with its purchase price allocation relating to the Next Level acquisition, all of which was recognized in the FSS United States reporting segment. Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. Factors that contributed to the Company's preliminary recognition of goodwill include the Company's intent to complement its existing healthcare business and expand its customer base. Goodwill related to the Next Level acquisition is expected to be deductible for income tax purposes.
Revenue and Earnings for Next Level
Included in the Company's Consolidated Statements of (Loss) Income for the fiscal year ended October 1, 2021 was revenue of approximately $108.9 million. Net loss in the Company's Consolidated Statements of (Loss) Income from Next Level was not material for fiscal 2021. The effects of the acquisition on proforma revenue and net income of the combined entity were not material.
Divestiture
On November 9, 2018, the Company completed the sale of its wholly-owned Healthcare Technologies ("HCT") business for $293.7 million in cash. The transaction resulted in a pretax gain of $156.3 million (tax effected gain of $139.2 million) in the Consolidated Statements of (Loss) Income for the fiscal year ended September 27, 2019.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Merger and Integration Costs
As a result of the Avendra and AmeriPride acquisitions occurring in fiscal year 2018, the Company incurred merger and integration costs of approximately $22.2 million, $28.9 million and $36.1 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The expenses mainly related to costs for transitional employees and integration related consulting costs and charges related to plant consolidations, mainly asset write-downs, the implementation of a new route accounting system and other expenses.
Other Acquisitions
During fiscal 2021, the Company paid net cash consideration of approximately $39.7 million for various acquisitions, excluding the purchase of Next Level. During fiscal 2020 and fiscal 2019, the Company paid net cash consideration of approximately $22.2 million and $44.9 million for various acquisitions, respectively. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
NOTE 3. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19 to align its cost base to better support its clients' needs as the Company navigates the current environment and focuses on its long-term strategy. These actions included headcount reductions, which resulted in severance charges of approximately $145.8 million during the fiscal year ended October 2, 2020, which were recorded in both “Cost of services provided (exclusive of depreciation and amortization” and “Selling and general corporate expenses” on the Consolidated Statements of (Loss) Income. The Company reversed approximately $16.3 million of unpaid obligations related to severance during fiscal 2021, which were recorded in both "Cost of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income. The majority of these charges were paid in fiscal 2021, with the remaining balance expected to be paid out within the next fiscal year.
The following table summarizes the severance charges by segment recognized in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020 (in millions):

FSS United States	$51.8
FSS International	87.3
Uniform	4.9
Corporate	1.8
$145.8
During fiscal 2018, the Company commenced a new phase of strategic reinvestment and reorganization actions to streamline and improve efficiencies and effectiveness of its selling, general and administrative functions, which resulted in net severance charges of approximately $18.7 million during fiscal 2019. The Company completed this cost savings phase as of September 27, 2019. There are no remaining unpaid obligations as of October 1, 2021.
The following table summarizes the unpaid obligations for severance and related costs as of October 1, 2021, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets.

(in millions)	October 2, 2020	Net Expense Reduction(1)	Payments and Other	October 1, 2021
Fiscal 2018 Reorganization	$2.5	$—	$(2.5)	$—
Fiscal 2020 Reorganization	118.5	(16.3)	(77.6)	24.6
Total Reorganization	$121.0	$(16.3)	$(80.1)	$24.6

(1)	During fiscal 2021, several previously expected actions were reversed due to changes in facts, including the timing of client re-openings after COVID-19 restrictions began to lift.
During fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As a result of these actions, severance charges of approximately $9.0 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of (Loss) Income for the fiscal year ended October 1, 2021. The severance charges are expected to be paid out through fiscal 2022.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of fiscal 2021, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using discounted cash flow calculations of each reporting unit with its book value. Based on the evaluation performed, the Company determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
During fiscal 2020, the Company identified a triggering event from the decline in its stock price resulting from COVID-19. As a result, the Company performed a quantitative impairment test and recognized a non-cash impairment charge of $198.6 million related to one reporting unit within the FSS International segment on the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020. For tax purposes, the impairment charge was not tax deductible. The impaired reporting unit has a remaining goodwill balance of $91.0 million as of October 1, 2021.
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
Changes in total goodwill during fiscal 2021 are as follows (in thousands):

Segment	October 2, 2020	Acquisitions	Translation	October 1, 2021
FSS United States	$3,953,332	$134,546	$58	$4,087,936
FSS International	426,118	—	8,347	434,465
Uniform	964,378	27	491	964,896
	$5,343,828	$134,573	$8,896	$5,487,297
Other intangible assets consist of (in thousands):

	October 1, 2021			October 2, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$2,106,423	$(1,173,092)	$933,331	$2,195,700	$(1,308,002)	$887,698
Trade names	1,100,579	(5,288)	1,095,291	1,052,744	(7,805)	1,044,939
	$3,207,002	$(1,178,380)	$2,028,622	$3,248,444	$(1,315,807)	$1,932,637
During fiscal 2021, the Company acquired customer relationship assets and trade names with values of approximately $157.8 million and $52.5 million, respectively. During fiscal 2020, the Company acquired customer relationship assets with values of approximately $9.7 million. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. The Company completed its annual trade name impairment test for fiscal 2021, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2021, fiscal 2020 and fiscal 2019 was approximately $116.5 million, $117.6 million and $117.0 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the recorded balances at October 1, 2021, total estimated amortization of all acquisition-related intangible assets for fiscal years 2022 through 2026 are as follows (in thousands):

2022	$95,729
2023	91,583
2024	91,166
2025	91,308
2026	87,606
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	October 1, 2021	October 2, 2020
Senior secured revolving credit facility, due April 2026	$71,896	$849,895
Senior secured term loan facility, due March 2025	1,660,382	1,659,194
Senior secured term loan facility, due April 2026	406,543	485,346
Senior secured term loan facility, due January 2027	833,643	888,540
Senior secured term loan facility, due April 2028	721,986	830,133
5.000% senior notes, due April 2025	594,719	593,381
3.125% senior notes, due April 2025(1)	374,668	377,960
6.375% senior notes, due May 2025	1,483,328	1,479,341
4.750% senior notes, due June 2026	—	495,426
5.000% senior notes, due February 2028	1,140,144	1,138,864
Receivables Facility, due June 2024	—	315,600
Finance leases	146,368	142,588
Other	18,590	22,155
	7,452,267	9,278,423
Less—current portion	(58,850)	(99,915)
	$7,393,417	$9,178,508

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.
As of October 1, 2021, there were approximately $869.5 million of outstanding foreign currency borrowings.
As of October 1, 2021, the Company had $71.9 million of borrowings under the revolving credit facility, no borrowings under the receivables facility, $532.6 million of cash and cash equivalents, approximately $1,091.6 million of availability under the senior secured revolving credit facility and $400.0 million of availability under the receivables facility. During fiscal 2021, the Company repaid $780.0 million of outstanding borrowings under the United States revolving credit facility, $500.0 million aggregate principal amount of 4.750% Senior Notes due 2026 (the "4.750% 2026 Notes") and $315.6 million of outstanding borrowings under the receivables facility utilizing cash and cash equivalents on hand. Additionally, during fiscal 2021, the Company made $244.2 million of net repayments on term loan borrowings.
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
The Credit Agreement includes senior secured term loan facilities consisting of the following as of October 1, 2021:
•A United States dollar denominated term loan to ASI in the amount of $1,660.4 million, due 2025 ("U.S. Term B-3 Loans due 2025"), $833.6 million, due 2027 ("U.S. Term B-4 Loans due 2027") and $722.0 million due 2028 ("U.S. Term B-5 Loans due 2028");
•A yen denominated term loan to ASI in the amount of ¥9,087.8 million (approximately $81.8 million), due 2026 (the "Yen Term C-2 Loans due 2026");

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of C$251.7 million (approximately $199.0 million), due 2026 (the "Canadian Term A-3 Loans due 2026"); and
•A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €108.5 million  (approximately $125.7 million), of which €32.3 million (approximately $37.4 million) is due in 2023 (the "Euro Term A-1 Loans due 2023") and the remainder of which is due 2026 (the "Euro Term A-2 Loans due 2026").
The Credit Agreement also includes a revolving credit facility available for loans in United States dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments of $1.2 billion. A portion of the revolving credit facility with commitments of $53.7 million has a final maturity date of October 1, 2023 and the remainder of the revolving credit facility has a final maturity date of April 6, 2026. As of October 1, 2021, there was approximately $1,091.6 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The primary borrower under the senior secured credit facilities is ASI. In addition, certain subsidiaries of ASI are borrowers of the term loan facilities and/or the revolving credit facility. The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
The applicable margin on the U.S. Term B-3 Loans due 2025 and the U.S. Term B-4 Loans due 2027 is 1.75% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin on the U.S. Term B-5 Loans due 2028 is 2.50% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00% and 1.50% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the Yen Term C-2 Loans due 2026, the Canadian Term A-3 Loans due 2026, the Euro Term A-1 Loans due 2023, the Euro Term A-2 Loans due 2026 and the senior secured revolving credit facility is 1.125% to 1.625% (as of October 1, 2021 - 1.625%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings, Tokyo Interbank offer ("TIBOR") rate borrowings and letters of credit fees, subject to a floor of 0.00%, and 0.125% to 0.625% (as of October 1, 2021 - 0.625%) with respect to United States and Canadian base rate borrowings, subject to a floor of 0.00%, and 1.1576% to 1.6576% (as of October 1, 2021 - 1.6576%) with respect to Sterling Overnight Index Average ("SONIA") rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2021 Refinancing Transactions
On April 6, 2021, the Company entered into Amendment No. 11 to the Credit Agreement. Amendment No. 11 provided for, among other things, the extension of the maturity date, in each case, applicable to a portion of the revolving credit facility (the "2018 Tranche Revolving Facility"), a portion of the Canadian dollar denominated term loan due October 2023 (the "Canadian Term A-2 Loans due 2023"), all of the Euro Term A-1 Loans due 2023, all of the Yen Term C-1 Loans due 2023 and all of the United States dollar denominated term loan due 2024 (the "U.S. Term B-2 Loans due 2024") and an increase of approximately $200.0 million in commitments available under the 2018 Tranche Revolving Facility, in each case, under the Credit Agreement through the establishment of Replacement Revolving Commitments (as defined in the Credit Agreement), New Revolving Commitments (as defined in the Credit Agreement), borrowings of Extended Term Loans (as defined in the Credit Agreement) and borrowings of Refinancing Term Loans (as defined in the Credit Agreement), as applicable, under the Credit Agreement comprised of (i) in the case of the portion of the 2018 Tranche Revolving Facility which was extended, new 2021 Tranche Revolving Commitments (the "New 2021 Tranche Revolving Commitments") in an amount equal to $1,153.1 million, terminating in April 2026, (ii) in the case of the portion of the Canadian Term A-2 Loans due 2023 which was extended, the new Canadian Term A-3 Loans due 2026 in an amount equal to C$276.9 million, due in April 2026, (iii) in the case of the portion of the Euro Term A-1 Loans due 2023 which was extended, the new Euro Term A-2 Loans due 2026 in an amount equal to €78.8 million, due in April 2026, (iv) in the case of the Yen Term C-1 Loans due 2023, the new Yen Term C-2 Loans due 2026 in an amount equal to ¥9,343.3 million, due in April 2026 and (v) in the case of the U.S. Term B-2 Loans due 2024, the new U.S. Term B-5 Loans due 2028 in an amount equal to $833.0 million, due in April 2028. The new Canadian Term A-3 Loans due 2026, Euro Term A-2 Loans due 2026, Yen Term C-2 Loans due 2026 and U.S. Term B-5 Loans due 2028 were funded in full on April 6, 2021 and were applied by the Company to refinance in part the Canadian Term A-2 Loans due 2023 and Euro Term A-1 Loans due 2023 and to refinance in full the Yen Term C-1 Loans due 2023 and U.S. Term B-2 Loans due 2024, in each case, previously outstanding under the Credit Agreement. As of April 6, 2021 and after giving effect to Amendment No. 11, $53.7 million of 2018 Tranche Revolving Commitments, €33.6 million of Euro Term A-1 Loans due 2023

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and C$27.1 million of Canadian Term A-2 Loans due 2023 were outstanding under the Credit Agreement, as amended by Amendment No. 11, in each case due in October 2023 (which date is unchanged from the maturity date previously applicable to such loans and commitments, as applicable). The Canadian Term A-2 Loans due 2023 were repaid in full as of October 1, 2021.
The New 2021 Tranche Revolving Commitments are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing 2018 Tranche Revolving Facility outstanding under the Credit Agreement. For the avoidance of doubt, the remaining 2018 Revolving Tranche Commitments shall be available only in United States dollars and shall bear interest and accrue unused fees at rates consistent with the 2021 Tranche Revolving Facility.
The Canadian Term A-3 Loans due 2026 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s Canadian Term A-2 Loans due 2023 under the Credit Agreement. Amortization payments in respect of the remaining Canadian Term A-2 Loans due 2023 have been reduced on a pro rate basis to reflect the partial refinancing thereof.
The Euro Term A-2 Loans due 2026 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Euro Term A-1 Loans due 2023 outstanding under the Credit Agreement. Amortization payments in respect of the remaining Euro Term A-1 Loans have been reduced on a pro rata basis to reflect the partial refinancing thereof.
The Yen Term C-2 Loans due 2026 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Yen Term C-1 Loans due 2023 outstanding under the Credit Agreement, except for the option to use TIBOR rate borrowings on or after January 31, 2022.
The U.S. Term B-5 Loans due 2028 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing U.S. Term B Loans outstanding under the Credit Agreement.
The Company capitalized third-party costs of approximately $16.8 million related to banker fees, rating agency fees and legal fees directly attributable to the refinancings in Amendment No. 11, of which $11.6 million are included in "Long-Term Borrowings" and $5.2 million are included in "Other Assets" on the Consolidated Balance Sheet as of October 1, 2021. Amounts paid for the capitalized third-party costs are included within "Other Financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 1, 2021. Additionally the Company recorded a $2.7 million non-cash loss for the write-off of unamortized deferred financing costs on the revolving credit facility and U.S. Term B-2 Loans due 2024 to "Interest and Other Financing Costs, net" in the Consolidated Statements of (Loss) Income for the fiscal year ended October 1, 2021.
Fiscal 2020 Refinancing Transactions
On January 15, 2020, ASI entered into Amendment No. 8 to the Credit Agreement. Amendment No. 8 provided for an incremental, senior secured credit facility under the Credit Agreement, the U.S. Term B-4 Loans due 2027, comprised of a United States dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027. The U.S. Term B-4 Loans due 2027 were borrowed with an original issue discount of 0.125%.
The net proceeds from the U.S. Term B-4 Loans due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses. The Company recorded $20.9 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of (Loss) Income for the fiscal year ended October 2, 2020, consisting of the payment of a $23.1 million call premium and a $2.2 million non-cash gain for the write-off of unamortized debt premium and unamortized deferred financing costs on the 2024 Notes. The Company capitalized third-party costs of approximately $6.6 million related to banker fees, rating agency fees and legal fees directly attributable to the U.S. Term B-4 Loans due 2027, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets. Amounts paid for the call premium and capitalized third-party costs are included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.
The U.S. Term B-4 Loans due 2027 are subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s then existing U.S. Term B-2 Loans due 2024 and U.S. Term B-3 Loans due 2025, in each case, outstanding under the Credit Agreement as of October 2, 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2019 Refinancing Transactions
On October 1, 2018, the Company extended the maturity dates of the then existing Revolving Credit Facility, Yen Term Loan due 2022, Canadian Term Loan due 2022, Canadian Term Loan due 2023 and Euro Term Loan due 2022 to October 1, 2023 and lowered the interest rates applicable to each such tranche of commitments or outstanding indebtedness, as applicable, as described above.
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
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than (i) customary "breakage" costs with respect to LIBOR loans, and (ii) with respect to any voluntary prepayments of the U.S. Term B-5 Loans due 2028 in connection with any repricing transaction (as defined in the Credit Agreement) effected prior to October 6, 2021, a 1% prepayment premium. Prepaid term loans may not be reborrowed.
The Company made optional prepayments of approximately $194.1 million of outstanding United States dollar and Canadian dollar term loans during fiscal 2021, no optional prepayments during fiscal 2020 and optional prepayments of approximately $500.0 million of outstanding United States dollar term loans during fiscal 2019.
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
The new Canadian Term A-3 Loans due 2026 require the payment of installments in quarterly principal amounts of C$3.5 million from June 30, 2021 through March 31, 2023, C$5.2 million from June 30, 2023 through March 31, 2024, C$6.9 million from June 30, 2024 through March 31, 2025, C$10.4 million from June 30, 2025 through March 31, 2026 and C$159.2 million at maturity.
The new Euro Term A-2 Loans due 2026 require the payment of installments in quarterly principal amounts of €1.0 million from June 30, 2021 through March 31, 2023, €1.5 million from June 30, 2023 through March 31, 2024, €2.0 million from June 30, 2024 through March 31, 2025, €3.0 million from June 30, 2025 through March 31, 2026 and €45.3 million at maturity.
The remaining Euro Term A-1 Loans due 2023 require the payment of installments in quarterly principal amounts of €0.7 million from June 30, 2021 through September 30, 2021, €1.0 million from December 31, 2021 through September 30, 2022, €1.5 million from December 31, 2022 through June 30, 2023 and €24.0 million at maturity.
The new Yen Term C-2 Loans due 2026 require the payment of installments in quarterly principal amounts of ¥116.8 million from June 30, 2021 through March 31, 2023, ¥175.2 million from June 30, 2023 through March 31, 2024, ¥233.6 million from June 30, 2024 through March 31, 2025, ¥350.4 million from June 30, 2025 through March 31, 2026 and ¥5,372.4 million at

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
maturity.
The U.S. Term B-5 Loans due 2028 require the payment of installments in a quarterly principal amount of $2.1 million from June 30, 2021 through March 31, 2028, and $774.7 million at maturity. All quarterly amortization installments with respect to the U.S. Term B-5 Loans due 2028 were repaid in full as of October 1, 2021.
Guarantees
All obligations under the Credit Agreement are unconditionally guaranteed by Aramark Intermediate HoldCo Corporation and, subject to certain exceptions, substantially all of ASI's existing and future wholly-owned domestic subsidiaries excluding certain immaterial subsidiaries, receivables facility subsidiaries, certain other customarily excluded subsidiaries and certain subsidiaries designated under the Credit Agreement as "unrestricted subsidiaries," referred to, collectively, as the United States Guarantors. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by (i) a pledge of 100% of the capital stock of ASI, (ii) pledges of 100% of the capital stock (or 65% of voting stock and 100% of non-voting stock, in the case of the stock of foreign subsidiaries) held by ASI, Aramark Intermediate HoldCo Corporation or any of the United States Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Corporation, ASI or any of the United States Guarantors.
Certain Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 1, 2021, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the receivables facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term B-3 Loans due 2025, U.S. Term B-4 Loans due 2027 and U.S. Term B-5 Loans due 2028 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes.
On April 22, 2020, as a result of the impact of COVID-19 on the Company's business, ASI entered into Amendment No. 9 to the Credit Agreement. Amendment No. 9 provided for a covenant waiver period which suspended the Consolidated Secured Debt Ratio covenant required under the credit agreement for four fiscal quarters, commencing with the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, subject to, among other things, ongoing compliance with a minimum liquidity condition of $400.0 million and restrictions on making certain restricted payments (including share repurchases) and investments in unrestricted subsidiaries, in each case, as set forth in Amendment No. 9. This exclusion was intended to prevent the effects of COVID-19 from impacting the covenant calculation. The covenant waiver period expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the amendment adjusted period ended October 1, 2021 consists of results from the third quarter of fiscal 2019 through the first quarter of fiscal 2020 plus the fourth quarter of fiscal 2021, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021. The actual ratio at October 1, 2021 was 2.32x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 2.60x for the fiscal year ended October 1, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
4.750% Senior Notes due 2026
On June 2, 2021, the Company redeemed the aggregate $500.0 million principal amount outstanding on the 4.750% 2026 Notes at a redemption price of 102.375% of the aggregate principal amount together with accrued and unpaid interest. The Company recorded $16.0 million of charges to "Interest and Other Financing Costs, net" on the Consolidated Statements of (Loss) Income for the fiscal year ended October 1, 2021, consisting of the payment of a $11.9 million call premium and a $4.1 million non-cash loss for the write-off of unamortized deferred financing costs on the 4.750% 2026 Notes. The amount paid for the call premium is included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 1, 2021.
6.375% Senior Notes due 2025
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI used the net proceeds from the 6.375% 2025 Notes for general corporate purposes. The Company capitalized third-party costs of approximately $22.3 million directly attributable to the 6.375% 2025 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets and within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.
The 6.375% 2025 Notes were issued pursuant to an indenture, dated as of April 27, 2020 (the "6.375% 2025 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and the U.S. Bank National Association, as trustee. The 6.375% 2025 Notes were issued at par.
The 6.375% 2025 Notes are senior unsecured obligations of ASI. The 6.375% 2025 Notes rank equal in right of payment to all of the Issuer's existing and future senior indebtedness and will rank senior in right of payment to the Issuer's future subordinated indebtedness. The 6.375% 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The guarantees of the 6.375% 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The 6.375% 2025 Notes are effectively subordinated to all of ASI's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 6.375% 2025 Notes. Interest on the 6.375% 2025 Notes is payable on May 1 and November 1 of each year.
In the event of certain types of changes of control, the holders of the 6.375% 2025 Notes may require ASI to purchase for cash all or a portion of their 6.375% 2025 Notes at a purchase price equal to 101% of the principal amount of such 6.375% 2025 Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. At any time prior to May 1, 2022, ASI has the option to redeem all or a part of the 6.375% 2025 Notes at a purchase price equal to 100% of the principal amount of such 6.375% 2025 Notes plus an applicable premium and accrued and unpaid interest, if any, to, but not including the date of redemption. In addition, prior to May 1, 2022, ASI has the option to redeem up to 40% of the aggregate principal amount of all 6.375% 2025 Notes at a purchase price equal to 106.375% of the principal amount of such 6.375% 2025 Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more equity offerings, provided that at least 50% of the sum of the aggregate principal amount of the 6.375% 2025 Notes originally issued remain outstanding immediately after the purchase and the redemption occurs within 90 days of the closing date of the equity offering.
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
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition, to pay down certain

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
borrowings under the revolving credit facility and to pay fees related to the transaction. The Company capitalized third-party costs of approximately $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets and are being amortized over the debt period.
The 2028 Notes were issued pursuant to an indenture, dated as of January 18, 2018 (the "2028 Notes Indenture"), entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and the U.S. Bank National Association, as trustee. The 2028 Notes were issued at par.
The 2028 Notes are senior unsecured obligations of ASI. The 2028 Notes rank equal in right of payment to all of the Issuer's existing and future senior indebtedness and will rank senior in right of payment to the Issuer's future subordinated indebtedness. The 2028 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The guarantees of the 2028 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The 2028 Notes are effectively subordinated to all of ASI's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2028 Notes. Interest on the 2028 Notes is payable on February 1 and August 1 of each year.
At any time prior to February 1, 2023, ASI has the option to redeem all or a part of the 2028 Notes at a purchase price equal to 100% of the principal amount of such 2028 Notes plus an applicable premium and accrued and unpaid interest, if any, to, but not including the date of redemption.
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
The 2025 Notes are senior unsecured obligations of the respective Issuers. Each series of the 2025 Notes ranks equal in right of payment to all of the respective Issuer's existing and future senior indebtedness, including the senior secured credit facilities under the Credit Agreement, and, in the case of the 5.000% 2025 Notes with respect to ASI and will rank senior in right of payment to the respective Issuer's future subordinated indebtedness. The 2025 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI and the 3.125% 2025 Notes are guaranteed on a senior, unsecured basis by ASI. The guarantees of the 2025 Notes rank equal in right of payment to all of the senior obligations of such guarantor, including guarantees of the senior secured credit facilities and the 2028 Notes, as applicable, and in the case of the 3.125% 2025 Notes with respect to ASI, ASI’s obligations under the senior secured credit facilities, the 5.000% 2025 Notes and the 2028 Notes. Each series of the 2025 Notes and the related guarantees thereof are effectively subordinated to all of the respective Issuers' existing and future secured indebtedness, including obligations and/or guarantees of the senior secured credit facilities under the Credit Agreement, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of ASI's subsidiaries that do not guarantee the 2025 Notes. Interest on the 2025 Notes is payable on April 1 and October 1 of each year.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables Facility
The Company has an agreement (the "Receivables Facility") with three financial institutions where it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility is $400.0 million. In addition, the Receivables Facility includes a seasonal tranche which increases the capacity of the Receivables Facility and maximum amount available by $100.0 million from October through March. During the third quarter of fiscal 2021, the Company extended the scheduled maturity date of the Receivables Facility from June 2022 to June 2024. All other terms and conditions of the agreement remained largely unchanged. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company's funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
As of October 1, 2021, there are no outstanding borrowings under the Receivables Facility. As of October 2, 2020, there were $315.6 million borrowings outstanding on the Receivables Facility.
Future Maturities and Interest and Other Financing Costs, net
At October 1, 2021, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $53.5 million reduction to long-term borrowings from debt issuance costs and $0.8 million reduction from the discount on the U.S. Term B-4 Loans due 2027) are as follows (in thousands):

2022	$60,294
2023	79,755
2024	47,174
2025	4,219,793
2026	343,619
Thereafter	2,769,524
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Interest expense	$413,713	$389,434	$352,812
Interest income	(15,250)	(14,990)	(28,985)
Other financing costs	2,903	8,356	11,160
Total	$401,366	$382,800	$334,987

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
Cash Flow Hedges
The Company has approximately $3.1 billion notional amount of outstanding interest rate swap agreements as of October 1, 2021, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During fiscal 2021, the Company entered into approximately $500.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $250.0 million matured during fiscal 2021.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of October 1, 2021 and October 2, 2020, approximately ($49.2) million and ($87.6) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Interest rate swap agreements(1)	$1,228	$(110,817)	$(84,392)

(1)	Fiscal 2020 was impacted by changes in interest rates due to actions taken by the federal government in response to COVID-19.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of October 1, 2021, the Company has contracts for approximately 6.0 million gallons outstanding through June of fiscal 2022. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $4.4 million for fiscal 2021 and losses of approximately $1.3 million and $4.1 million for fiscal 2020, and fiscal 2019, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of (Loss) Income.
As of October 1, 2021, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on the short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	October 1, 2021	October 2, 2020
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$2,551	$—

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	1,541	1,494
Interest rate swap agreements	Other Noncurrent Liabilities	65,011	116,882
		66,552	118,376

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts Payable	27	121
Gasoline and diesel fuel agreements	Accounts Payable	—	1,805
		$66,579	$120,302
The following table summarizes the location of loss (gain) reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of loss (gain) for the Company's derivatives not designated as hedging instruments in the Consolidated Statements of (Loss) Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	October 1, 2021	October 2, 2020	September 27, 2019
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$50,595	$34,409	$(6,484)
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization)/ Selling and general corporate expenses	(8,044)	5,768	6,168
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	(94)	185	145
		(8,138)	5,953	6,313
		$42,457	$40,362	$(171)
The Company has an outstanding Japanese yen denominated term loan in the amount of ¥9,087.8 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in the Company's Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €108.5 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At October 1, 2021, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $32.8 million.
NOTE 7. REVENUE RECOGNITION:
The Company generates revenue through sales of food, facility and uniform services to customers based on written contracts at the locations it serves. Within the FSS United States and FSS International segments, the Company provides food and beverage services, including catering and retail services, or facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. Within the Uniform segment, the Company provides a full service uniform

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
solution, including delivery, cleaning and maintenance. In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	October 1, 2021(1)	October 2, 2020(1)	September 27, 2019
FSS United States:
Business & Industry	$695.7	$1,097.3	$1,587.0
Education	2,124.4	2,416.4	3,228.8
Healthcare	891.2	824.6	933.5
Sports, Leisure & Corrections	1,511.3	1,535.8	2,557.5
Facilities & Other	1,586.7	1,492.6	1,591.8
Total FSS United States	6,809.3	7,366.7	9,898.6

FSS International:
Europe	1,347.5	1,473.5	2,044.4
Rest of World	1,518.7	1,472.3	1,698.5
Total FSS International	2,866.2	2,945.8	3,742.9

Uniform	2,420.5	2,517.1	2,585.8

Total Revenue	$12,096.0	$12,829.6	$16,227.3

(1)	COVID-19 had a negative impact on revenue for both the fiscal year ended October 1, 2021 and October 2, 2020 (see Note 1).
Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food, facilities and uniform services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit, approximately 8.1 years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. Employee sales commissions are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized on a straight-line basis over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount. As of October 1, 2021 and October 2, 2020, the Company had $771.5 million and $776.1 million of leasehold improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. Long-term prepaid rent is recorded within "Operating Lease Right-of use Assets" on the Consolidated Balance Sheets (see Notes 1 and 8).
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
The following table summarizes the location of the expense recorded in the Consolidated Statements of (Loss) Income related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	October 1, 2021	October 2, 2020	September 27, 2019
Employee sales commissions	Cost of services provided (exclusive of depreciation and amortization)	$23.9	$21.8	$20.0
Leasehold improvements	Depreciation and amortization	131.6	160.8	149.0
Cost to fulfill - Client	Depreciation and amortization	20.0	20.8	20.5
Long-term prepaid rent	Cost of services provided (exclusive of depreciation and amortization)	25.3	23.1	16.0
Cost to fulfill - Rental merchandise in-service	Cost of services provided (exclusive of depreciation and amortization)	274.5	325.7	318.2
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
During the fiscal year ended October 1, 2021, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended October 1, 2021, the Company recognized $208.0 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	October 1, 2021	October 2, 2020
Deferred income(1)	$319.3	$263.8

(1)	Due to the impact of COVID-19, the Company refunded approximately $53.5 million of advanced payments for meal plans back to its clients during fiscal 2021.
NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less ("short-term leases"). Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $28.7 million at October 1, 2021 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 1, 2021.
As a result of adopting Accounting Standards Codification 842 ("ASC 842" or the "new lease standard") on September 28, 2019 (first day of fiscal 2020), the Company recognized operating lease liabilities and operating lease right-of-use assets on its Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	October 1, 2021	October 2, 2020
Assets:
Operating(1), (2)	Operating Lease Right-of-use Assets	$587,854	$551,394
Finance	Property and Equipment, net	138,368	134,080
Total lease assets		$726,222	$685,474
Liabilities:
Current
Operating(2)	Current operating lease liabilities	$67,280	$71,810
Finance	Current maturities of long-term borrowings	27,829	29,983
Noncurrent
Operating(2)	Noncurrent Operating Lease Liabilities	314,378	341,667
Finance	Long-term borrowings	118,539	112,605
Total lease liabilities		$528,026	$556,065

Weighted average remaining lease term (in years)
Operating leases		8.3	8.8
Finance leases		8.3	8.5
Weighted average discount rate
Operating leases		3.7%	3.6%
Finance leases		4.1%	4.2%

(1)	Includes $251.3 million and $193.6 million of long-term prepaid rent as of October 1, 2021 and as of October 2, 2020, respectively.
(2)	Fiscal 2020 includes the write-down of certain rental properties from disposal by abandonment and the write-off of certain right-of-use assets related to client contracts that were reassessed due to the impact of COVID-19 (see Note 1).
The following table summarizes the location of lease related costs in the Consolidated Statements of (Loss) Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	October 1, 2021	October 2, 2020
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization)	$116,934	$121,434
Variable lease costs(2)	Cost of services provided (exclusive of depreciation and amortization)	344,130	392,700
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization)	48,288	59,865
Finance lease cost(3):
Amortization of right-of-use-assets	Depreciation and amortization	31,243	30,542
Interest on lease liabilities	Interest and Other Financing Costs, net	4,794	5,319
Net lease cost		$545,389	$609,860

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $325.3 million and $375.0 million of costs related to leases associated with revenue contracts with customers for fiscal 2021 and 2020, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales. Variable lease costs during both fiscal 2021 and 2020 were impacted by COVID-19.

(3)	Excludes variable lease costs, which are immaterial.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rental expense for all operating leases was $860.6 million for fiscal 2019.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	October 1, 2021	October 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$189,061	$144,792
Operating cash flows from finance leases	4,794	5,341
Financing cash flows from finance leases	32,496	34,674
Lease assets obtained in exchange for lease obligations:
Operating leases	$61,345	$90,533
Finance leases	36,046	29,317

(1)
For fiscal 2021, excludes cash paid for variable and short-term lease costs of $304.5 million and $48.3 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2020, excludes cash paid for variable and short-term lease costs of $414.0 million and $59.9 million, respectively, that are not included within the measurement of lease liabilities.

Future minimum lease payments under non-cancelable leases as of October 1, 2021 are as follows (in thousands):

	Operating leases	Finance leases	Total
2022	$80,265	$29,157	$109,422
2023	67,927	24,750	92,677
2024	55,687	21,960	77,647
2025	45,422	18,946	64,368
2026	35,509	15,320	50,829
Thereafter	164,897	49,816	214,713
Total future minimum lease payments	$449,707	$159,949	$609,656
Less: Interest	(68,049)	(13,581)	(81,630)
Present value of lease liabilities	$381,658	$146,368	$528,026

NOTE 9. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2021, fiscal 2020 and fiscal 2019 was $28.1 million, $17.4 million and $41.5 million, respectively. The higher expense in fiscal 2019 was due to additional employer matching contributions as a result of cash tax savings from United States tax reform. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2021, fiscal 2020 and fiscal 2019 was $15.2 million, $13.7 million and $11.7 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2021, fiscal 2020 and fiscal 2019 (in thousands):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Service cost	$1,327	$2,996	$6,391
Interest cost	4,736	9,180	11,287
Expected return on plan assets	(14,003)	(18,883)	(22,970)
Settlements and curtailments(1)	61,706	—	283
Amortization of prior service cost	32	26	104
Recognized net loss	3,829	2,324	1,094
Net periodic pension expense (income)	$57,627	$(4,357)	$(3,811)

(1)
During fiscal 2021, the Company terminated certain Canadian single-employer defined benefit pension plans and recognized a non-cash loss of $60.9 million on the Consolidated Statements of (Loss) Income.

The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	October 1, 2021	October 2, 2020
Benefit obligation, beginning	$436,333	$401,207
Foreign currency translation	20,853	6,067
Service cost	1,327	2,996
Interest cost	4,736	9,180
Employee contributions	110	853
Actuarial loss	(3,663)	32,769
Benefits paid	(15,335)	(16,739)
Settlements and curtailments	(223,411)	—
Benefit obligation, ending	$220,950	$436,333
Change in plan assets:
Fair value of plan assets, beginning	$439,053	$425,967
Foreign currency translation	20,698	5,980
Employer contributions	3,572	4,152
Employee contributions	110	853
Actual return on plan assets	16,957	18,840
Benefits paid	(15,335)	(16,739)
Settlements and curtailments	(226,042)	—
Fair value of plan assets, end	239,013	439,053
Funded Status at end of year	$18,063	$2,720

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	October 1, 2021	October 2, 2020
Noncurrent benefit asset (included in Other Assets)	$32,522	$16,617
Current benefit liability (included in Accrued expenses and other current liabilities)	(2,605)	—
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(11,854)	(13,897)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	46,464	111,035
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	October 1, 2021	October 2, 2020
Discount rate	2.5%	2.5%
Rate of compensation increase	0.8%	1.9%
Long-term rate of return on assets	3.3%	4.3%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	October 1, 2021	October 2, 2020
Discount rate	2.1%	2.4%
Rate of compensation increase	1.6%	2.0%
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
The accumulated benefit obligation as of October 1, 2021 was $220.2 million. During fiscal 2021, actuarial losses of approximately $6.5 million were recognized in other comprehensive income (before taxes) and $59.1 million of settlement losses and $3.7 million of actuarial losses were recognized as net periodic pension cost during such period.
The accumulated benefit obligation as of October 2, 2020 was $435.1 million. During fiscal 2020, settlement gains and actuarial losses of approximately $0.2 million and $33.1 million, respectively, were recognized in other comprehensive loss (before taxes) and $2.3 million of actuarial losses was recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of October 1, 2021 and October 2, 2020 (in thousands):

	October 1, 2021	October 2, 2020
Projected benefit obligation(1)	$28,656	$153,338
Accumulated benefit obligation(1)	28,656	152,729

(1)	Decrease driven by the UK plans switching from liability positions in fiscal 2020 to asset positions in fiscal 2021.
Assets of the plans are generally invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. As the Company contemplates or moves toward the wind down of plans, it may shift toward a more conservative investment approach with a higher proportion of fixed income and cash investments to ensure adequate liquidity at the time of wind down. The current overall capital structure and targeted ranges for asset classes are 30-45% invested in equity securities, 40-65% invested in debt securities and 5-15% in real estate investments and cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of plan assets for the Company's defined benefit pension plans as of October 1, 2021 and October 2, 2020 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	October 1, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$20,869	$20,869	$—	$—
Equity securities:
Investment trusts	2,343	2,343	—	—
Investment funds:
Equity funds	87,832	—	87,832	—
Fixed income funds	115,157	—	115,157	—
Real estate	12,812	—	—	12,812
Total	$239,013	$23,212	$202,989	$12,812

	October 2, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$76,072	$76,072	$—	$—
Equity securities:
Investment trusts	4,717	4,717	—	—
Investment funds:
Equity funds	74,852	—	74,852	—
Fixed income funds	272,349	—	272,349	—
Real estate	11,063	—	—	11,063
Total	$439,053	$80,789	$347,201	$11,063
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets.
Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds, for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active. Investments in equity securities and equity funds include publicly-traded domestic companies (approximately 38%) and international companies (approximately 62%) that are diversified across industry, country and stock market capitalization. Investments in fixed income funds primarily consist of international corporate bonds and government securities. For equity securities, the investments are predominantly valued using a market approach based on the closing fair market prices of identical instruments in the principal market on which they are traded. For investment funds, fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities and is therefore categorized as Level 2, as the Plan does not directly own shares in these underlying investments. Substantially all of the real estate investments are in international markets.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2022(1)	$24,309
Fiscal 2023	7,210
Fiscal 2024	7,464
Fiscal 2025	7,825
Fiscal 2026	7,702
Fiscal 2027 – 2031	43,625

(1)	Increase driven by expected payout of legacy AmeriPride United States plan.
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2022 are approximately $6.3 million.
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
The Company's participation in these plans for fiscal 2021 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2021 and 2020 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants; plans in the critical zone are generally less than 65% funded; plans in the seriously endangered zone are less than 80% funded and are projected to have an accumulated deficiency in the current plan year or the next six plan years; plans in the endangered zone are less than 80% funded or are projected to have an accumulated funding deficiency in the current plan year or the next six plan years; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2021, fiscal 2020 and fiscal 2019 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2021	2020		2021	2020	2019	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$2,579	$3,574	$4,130	No	6/5/2020 - 4/5/2024
UNITE HERE Retirement Fund	82-0994119/ 001	Critical	Critical	Implemented	2,699	3,392	4,531	No	3/31/2020 - 12/31/2025
Local 1102 Retirement Trust	13-1847329/ 001	Seriously Endangered	Seriously Endangered	Implemented	22	66	110	No	9/30/2021
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	3,994	4,422	4,282	No	1/31/2007 - 4/7/2023
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	354	325	361	No	1/31/2023
SEIU National Industry Pension Fund (1)	52-6148540/ 001	Critical	Critical	Implemented	750	685	623	No	4/14/2022 - 12/31/2023
LIUNA National Industrial Pension Fund	52-6074345/ 001	Green	Green	Implemented	777	674	678	No	6/30/2021
Other funds					15,728	17,073	18,846
Total contributions					$26,903	$30,211	$33,561

(1)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2023.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2019 and 12/31/2018
National Retirement Fund	12/31/2019 and 12/31/2018
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The components of (Loss) Income Before Income Taxes by source of (loss) income are as follows (in thousands):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States	$(147,735)	$(291,436)	$418,902
Non-United States	14,883	(356,283)	137,270
	$(132,852)	$(647,719)	$556,172
The (Benefit) Provision for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Current:
Federal	$(18,245)	$(69,399)	$8,781
State and local	(1,309)	(4,616)	19,966
Non-United States	22,155	21,779	38,456
	2,601	(52,236)	67,203
Deferred:
Federal	(15,364)	(79,054)	35,251
State and local	(11,652)	(19,627)	7,683
Non-United States	(16,218)	(35,367)	(2,431)
	(43,234)	(134,048)	40,503
	$(40,633)	$(186,284)	$107,706
During fiscal 2021, the Current (Benefit) Provision for Income Taxes includes $16.7 million of tax expense related to an increase in unrecognized tax benefits, offset by a tax benefit of $13.8 million to the Deferred (Benefit) Provision for Income Taxes related to a corresponding decrease in deferred tax liabilities, resulting in a net tax expense to the (Benefit) Provision for Income Taxes of $2.9 million related to unrecognized tax benefits.
Current taxes receivable of $23.5 million and $123.6 million at October 1, 2021 and October 2, 2020, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $0.3 million and $3.1 million at October 1, 2021 and October 2, 2020, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets. During fiscal 2021, the Company received approximately $93.6 million of proceeds related to the fiscal 2020 income tax return from the net operating losses ("NOLs") generated in fiscal 2020 as a result of the CARES Act.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (Benefit) Provision for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to (Loss) Income Before Income Taxes as a result of the following (all percentages are as a percentage of (Loss) Income Before Income Taxes):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	7.7	3.0	4.2
Foreign taxes(1)	6.1	(0.5)	2.2
Foreign valuation allowances	(16.5)	(3.4)	—
Foreign goodwill impairment	—	(5.0)	—
Permanent book/tax differences	(0.4)	(0.7)	0.6
Uncertain tax positions	(2.2)	0.1	—
Foreign tax credit valuation allowance	(27.5)	—	(2.3)
Stock compensation	—	3.6	(0.2)
CARES Act - Carryback rate differential	37.9	9.8	—
Divestiture of HCT	—	—	(4.4)
Canada Defined Benefit Pension Plan Termination	3.0	—	—
Tax credits & other	1.5	0.9	(1.7)
Effective income tax rate	30.6%	28.8%	19.4%

(1)	Includes differences between the United States statutory tax rate and tax rates in foreign jurisdictions, foreign withholding taxes, taxation of foreign earnings and the tax on "Global Intangible Low-Taxed Income" ("GILTI").
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
The Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. Based on cumulative losses in fiscal 2021 as negative evidence, the Company recorded a valuation allowance against DTAs of certain foreign subsidiaries of approximately $22.0 million to the (Benefit) Provision for Income Taxes on the Consolidated Statements of (Loss) Income during fiscal 2021. The Company continues to monitor operating performance in light of COVID-19 and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized.
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
During fiscal 2021, the Company recorded, as a result of the CARES Act, a net benefit to the (Benefit) Provision for Income Taxes of approximately $12.0 million, of which $50.3 million reflects the NOLs expected to be carried back to Pre-Tax Cuts and Jobs Act ("TCJA") years at 35.0% as opposed to the current year rate of 21.0%, which more than offsets the $36.5 million valuation allowance on DTAs related to foreign tax credit ("FTC") carryforwards and $1.8 million of tax benefits eliminated by the NOLs carried back. For the fiscal year ended October 1, 2021, the NOL carryback generated a $3.7 million current taxes receivable, along with $71.3 million of FTCs and $11.0 million of general business credits that will be used to offset future federal income tax liabilities. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on the Company's business and financial results.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded a net benefit to the (Benefit) Provision for Income Taxes of approximately $4.0 million during fiscal 2021 related to the release of certain stranded tax effects when the Company terminated certain Canadian pension plans (see Note 9).
During fiscal 2020, the Company recorded, as a result of the CARES Act, a net benefit to the (Benefit) Provision for Income Taxes of approximately $58.4 million, of which $63.4 million reflects the NOLs expected to be carried back to Pre-TCJA years at 35.0% as opposed to the current year rate of 21.0%. The Company also re-established certain reserves of approximately $5.0 million, which expired due to statutes but were re-opened due to the carryback period. The NOL carryback generated for the fiscal year ended October 2, 2020 a $62.1 million income tax receivable, along with $65.1 million of FTCs and $35.9 million of general business credits that will be used to offset future federal income tax liabilities.
During fiscal 2020, based on cumulative losses and the goodwill impairment recorded in the FSS International segment of $198.6 million (see Note 4) as negative evidence, the Company recorded a valuation allowance against DTAs of certain foreign subsidiaries of approximately $21.4 million. The goodwill impairment charge was nondeductible for income tax purposes.
The effective tax rate for the fiscal year ended October 2, 2020 also included an income tax benefit of approximately $46.2 million, as a result of an excess tax benefit recognized in relation to equity awards exercised during fiscal 2020, including by the former Chairman, President and Chief Executive Officer. This benefit reflects a federal tax rate of 35.0% due to the NOL being carried back to pre-TCJA tax years.
The CARES Act contains modifications on the limitation of business interest for fiscal years 2020 and 2021 to increase the allowable business interest deduction from 30.0% of adjusted taxable income to 50.0% of adjusted taxable income. The CARES Act also includes a technical correction to the TCJA that provides that Qualified Improvement Property, which includes almost any improvement to the interior of leased or owned space, is eligible for bonus depreciation retroactively to the January 1, 2018 effective date of the TCJA.
As of October 1, 2021 and October 2, 2020, the components of Deferred Income Taxes are as follows (in thousands):

	October 1, 2021	October 2, 2020
Deferred tax liabilities:
Property and equipment	$114,435	$183,789
Investments	41,631	13,300
Other intangible assets, including goodwill	544,649	500,447
Cost to fulfill - Rental merchandise in-service	59,188	52,334
Operating Lease Right-of-use Assets	88,824	89,464
Other	26,186	45,589
Gross deferred tax liability	874,913	884,923
Deferred tax assets:
Derivatives	17,288	30,625
Insurance	18,758	23,784
Employee compensation and benefits	104,980	128,771
Accruals and allowances	32,457	31,218
Operating lease liabilities	97,505	102,259
NOL/credit carryforwards and other	364,751	261,763
Gross deferred tax asset, before valuation allowances	635,739	578,420
Valuation allowances	(97,472)	(38,977)
Net deferred tax liability	$336,646	$345,480
Rollforward of the valuation allowance is as follows:

	October 1, 2021	October 2, 2020
Balance, beginning of year	$(38,977)	$(17,532)
Additions(1)	(58,495)	(21,445)
Balance, end of year	$(97,472)	$(38,977)

(1)	The addition in fiscal 2021 is mainly driven by cumulative losses in certain foreign subsidiaries and valuation allowances against foreign tax credits, which are not expected to be utilized before their expiration dates. The addition in fiscal 2020 was mainly driven by cumulative losses in certain foreign subsidiaries.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTLs of approximately $383.2 million and $398.8 million as of October 1, 2021 and October 2, 2020, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Consolidated Balance Sheets. DTAs of approximately $46.6 million and $53.3 million as of October 1, 2021 and October 2, 2020, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.
As of October 1, 2021, certain subsidiaries have recorded DTAs of $122.2 million associated with accumulated federal, state and foreign NOL carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has a valuation allowance of approximately $60.9 million on the DTAs related to these state and foreign NOL carryforwards as of October 1, 2021. State NOL carryforwards generally begin to expire in 2024 and foreign NOL carryforwards generally have no expiration date.
As of October 1, 2021, the Company has approximately $223.4 million of FTC carryforwards, which begin to expire in 2026, along with approximately $12.7 million of general business credits, which begin to expire in 2035, and approximately $2.3 million of state interest restriction carryforwards, which do not expire. The Company has a valuation allowance of approximately $36.5 million on the DTAs related to FTC carryforwards as of October 1, 2021.
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $329.0 million and $251.1 million as of October 1, 2021 and October 2, 2020, respectively. The foreign withholding tax cost associated with remitting these earnings is approximately $19.8 million and $14.8 million as of October 1, 2021 and October 2, 2020, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Company has approximately $65.4 million of total gross unrecognized tax benefits as of October 1, 2021, of which $36.0 million, if recognized, would impact the effective tax rate and $29.4 million would result in an adjustment to the DTL.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	October 1, 2021	October 2, 2020
Balance, beginning of year	$34,578	$36,272
Additions based on tax positions taken in the current year	355	1,257
Additions for tax positions taken in prior years(1)	32,589	—
Reductions for remeasurements, settlements and payments	(1,573)	(392)
Reductions due to statute expiration	(535)	(2,559)
Balance, end of year	$65,414	$34,578

(1)	Includes a $29.4 million reclass from deferred income tax liabilities for a position taken related to a divestiture in a prior year.
The Company has approximately $6.6 million and $4.6 million accrued for interest and penalties as of October 1, 2021 and October 2, 2020, respectively, in the Consolidated Balance Sheets and recorded $2.0 million and ($0.8) million in interest and penalties during fiscal 2021 and fiscal 2020, respectively in the Consolidated Statements of (Loss) Income. Interest and penalties related to unrecognized tax benefits are recorded in "(Benefit) Provision for Income Taxes" on the Consolidated Statements of (Loss) Income. The Company has approximately $12.9 million of general business credits that will reduce the gross unrecognized tax benefit.
Unrecognized tax benefits are not expected to significantly change within the next 12 months.
Generally, a number of years may elapse before a tax reporting year is audited and finally resolved. With few exceptions, the Company is no longer subject to United States federal, state or local examinations by tax authorities before 2015. While it is often difficult to predict the final outcome or the timing of or resolution of a particular tax matter, the Company does not anticipate any adjustments resulting from United States federal, state or foreign tax audits that would result in a material change to the financial condition or results of operations. Adequate amounts are established for any adjustments that may result from examinations for tax years after 2015. However, an unfavorable settlement of a particular issue would require use of the Company's cash and cash equivalents.
NOTE 11. STOCKHOLDERS' EQUITY:
On August 6, 2019, the Company's Board of Directors (the "Board") authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022. During fiscal 2020, the Company completed a repurchase of 0.3 million shares of its common stock for $6.5 million under this program. During fiscal 2019, the Company completed a repurchase of 1.6 million shares of its common stock for $50.0 million under the fiscal 2017 share repurchase program, which expired on February 1, 2019. Beginning with the fourth quarter of fiscal 2021, the Company is once again

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
permitted to make share repurchases as the covenant compliance waiver from Amendment No. 9 of the Credit Agreement is no longer in effect (see Note 5).
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	October 1, 2021	October 2, 2020	September 27, 2019
Dividend payments	$112.0	$110.9	$108.4
On November 15, 2021, a $0.11 dividend per share of common stock was declared, payable on December 7, 2021, to shareholders of record on the close of business on November 30, 2021.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At October 1, 2021 and October 2, 2020, zero shares of preferred stock were issued or outstanding.
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
NOTE 12. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "Old 2013 Stock Plan"), which became effective on December 1, 2013 and the amended and restated Old 2013 Stock Plan was approved by the Board on November 9, 2016 and approved by the stockholders of Aramark on February 1, 2017 (as amended, the "2013 Stock Plan"). The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25.5 million. On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amended and restated the 2013 Stock Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Stock Plan. On February 2, 2021, the Company's stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amended and restated the Company's 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Performance-Based Options ("PBOs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") classified as "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income (in millions).

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
TBOs(1)	$15.1	$10.8	$14.7
TBO-Rs	4.6	0.3	—
RSUs(1)	46.0	35.1	28.9
PSUs (1)	—	(17.8)	9.9
Deferred Stock Units	1.9	1.9	1.8
ESPP	3.5	—	—
	$71.1	$30.3	$55.3

Taxes related to share-based compensation	$22.6	$7.2	$13.7
Cash Received from Option Exercises/ESPP Purchases	41.6	90.0	39.1
Tax Benefit on Share Deliveries (2)	3.8	46.2	4.8

(1)
Share-based compensation expense increased during fiscal 2021 due to the shortening of the vesting period on the annual grants issued in September 2020 from four years to three years, the addition of expense related to the ESPP which began on April 1, 2021 and the accelerated timing of the issuance of the fiscal 2021 annual grant. Share-based compensation expense was reduced during fiscal 2020 based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $29.8 million. Share-based compensation expense was reduced during fiscal 2019 based on lower than estimated target attainment on plan metrics for the fiscal 2018 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $6.6 million. The Company also reversed previously recognized share-based compensation expense based on the actual target for the 2017 PSU grants achieved as of the end of fiscal 2019 of $5.2 million.

(2)	The tax benefit on option exercises, restricted stock unit and ESPP unit deliveries is included in "Prepayments and Other Current Assets" on the Consolidated Statements of Cash Flows.
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
No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2020, the Company applied a forfeiture assumption of approximately 6.4% per annum in the calculation of such expenses. During the fourth quarter of fiscal 2020, the Company increased its estimated forfeiture assumption to 9.0% per annum based on actual forfeiture activity, which remained in effect throughout fiscal 2021.
The below table summarizes the unrecognized compensation expense as of October 1, 2021 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$22.7	1.94
TBO-Rs	17.8	3.51
RSUs	71.3	1.93
Total	$111.8
Stock Options
Time-Based Options
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. Prior to June of fiscal 2020, the expected volatility was based on a blended average of the historic volatility of the Company's and competitors' stock over the expected term of the stock options. Beginning in June of fiscal 2020, the expected volatility is based on the historic volatility of the Company's stock over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission ("SEC") rules and regulations due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option's vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Expected volatility	40%	30%	20%
Expected dividend yield	1.08% - 1.25%	1.01% - 2.09%	1.17% - 1.44%
Expected life (in years)	6.08	6.22	6.25
Risk-free interest rate	0.52% - 1.15%	0.40% - 1.74%	1.62% - 3.02%
Weighted-average grant-date fair value	$13.08	$9.07	$8.23
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2020	8,719	$32.45
Granted	162	$37.32
Exercised	(1,092)	$24.95
Forfeited and expired	(571)	$38.02
Outstanding at October 1, 2021	7,218	$33.25	$31,032	7.0
Exercisable at October 1, 2021	3,800	$32.47	$17,553	5.8
Expected to vest at October 1, 2021	3,102	$34.23	$11,985	8.4

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Total intrinsic value exercised (in millions)	$14.5	$114.6	$26.8
Total fair value that vested (in millions)	16.0	9.9	16.3
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the weighted average assumptions and related valuations for TBO-Rs.

Fiscal Year Ended
October 2, 2020
Expected volatility	38%
Expected dividend yield	1.55%
Expected life (in years)	7.00
Risk-free interest rate	0.50%
Weighted-average grant-date fair value	$3.93
A summary of TBO-R activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2020	5,732	$66.15
Granted	—	$—
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding at October 1, 2021	5,732	$66.15	$387	8.9
Expected to vest at October 1, 2021	4,697	$66.15	$318	8.9
Performance-Based Options
The Company no longer grants PBOs under the 2013 Stock Plan. All PBOs remain exercisable for 10 years from the date of grant.
A summary of PBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 2, 2020	306	$11.99
Granted	—	$—
Exercised	(264)	$11.82
Forfeited and expired	—	$—
Outstanding at October 1, 2021	42	$13.00	$963	0.3
Exercisable at October 1, 2021	42	$13.00	$963	0.3
The total intrinsic value of PBOs exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $7.2 million, $34.9 million and $8.9 million, respectively.
Time-Based Restricted Stock Units
The Company's annual RSU grants for fiscal 2021 were awarded early in September 2020, 33% of which will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. For RSU grants awarded prior to September 2020, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	4,626	$34.08
Granted	363	$37.08
Vested	(1,699)	$34.58
Forfeited	(276)	$34.49
Outstanding at October 1, 2021	3,014	$34.04
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2019, the Company granted PSUs subject to the level of achievement of adjusted earnings per share and return on invested capital for the cumulative performance period of three years and the participant's continued employment with the Company. During fiscal 2020, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company. The Company is accounting for the fiscal 2020 grant as a performance-based award, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. No share-based compensation expense was recorded during fiscal 2021 related to PSUs awards granted during fiscal 2019 and fiscal 2020 as the awards are not probable of achievement.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 2, 2020	1,315	$37.61
Granted	—	$—
Vested	—	$—
Forfeited	(263)	$36.71
Outstanding at October 1, 2021	1,052	$39.62
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board and represent the right to receive shares of the Company's common stock in the future. Each deferred stock unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board or at the director's election upon vesting. The grant-date fair value of deferred stock units is based on the fair value of the Company's common stock. The deferred stock units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 60,646 deferred stock units during fiscal 2021. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
Employee Stock Purchase Plan
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 ESPP. The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. The Company's first purchase window began on April 1, 2021. There were 0.5 million shares purchased under the ESPP during the fiscal year ended October 1, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
(Loss) Earnings:
Net (loss) income attributable to Aramark stockholders	$(90,833)	$(461,529)	$448,549
Shares:
Basic weighted-average shares outstanding	254,748	251,828	246,854
Effect of dilutive securities(1)	—	—	5,156
Diluted weighted-average shares outstanding	254,748	251,828	252,010

Basic (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.36)	$(1.83)	$1.82
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to Aramark stockholders	$(0.36)	$(1.83)	$1.78

(1)
Incremental shares of 2.0 million and 2.3 million have been excluded from the computation of diluted weighted-average shares outstanding for the fiscal years ended October 1, 2021 and October 2, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 8.8 million, 7.7 million and 5.2 million shares were outstanding at October 1, 2021, October 2, 2020 and September 27, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.6 million shares, 1.1 million shares and 1.3 million shares were outstanding at October 1, 2021, October 2, 2020 and September 27, 2019, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met. PSUs related to 0.4 million shares did not vest due to performance targets that were not met.
NOTE 14. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $612.3 million at October 1, 2021, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At October 1, 2021, the Company also has letters of credit outstanding in the amount of $120.5 million.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe, except for the matters disclosed below, that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
The Company is involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. The Company continues to simultaneously litigate the matter and attempt to reach a negotiated resolution. The Company recorded a

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of October 1, 2021, the Company has accrued its best estimate of the probable loss associated with this contract, which is approximately $19.1 million. The Company continues to believe it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.
During fiscal 2019, Eric J. Foss, the Company's former Chairman, President and Chief Executive Officer, stepped down and $10.4 million of cash compensation related charges were recognized related to his separation from the Company. There are no remaining obligations related to his separation from the Company.
During fiscal 2019, the Company was a defendant in two class action lawsuits alleging breach of contract, promissory estoppel, unjust enrichment and various state law claims for failure to pay employee annual incentive bonuses related to the 2018 fiscal year. In November 2019, the Company settled the lawsuits with the plaintiffs for approximately $21.0 million, which includes payments to the class members, attorneys' fees and other expenses. Of the $21.0 million settlement charge, $12.0 million was expensed in "Cost of services provided (exclusive of depreciation and amortization)" and $9.0 million was expensed in "Selling and general corporate expenses" on the Consolidated Statements of (Loss) Income during fiscal 2019. The settlement charge was paid during the fourth quarter of fiscal 2020 and there is no remaining obligation related to this matter.
NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 12). In the Company's food and support services segments, approximately 71% of the global revenue is related to food services and 29% is related to facilities services. COVID-19 had a negative impact on revenue, operating income (loss), capital expenditures and other identifiable assets for all segments in fiscal 2021 and fiscal 2020. The Company's financial results began to improve during the second half of fiscal 2021 as lockdowns were lifted and operations began to re-open as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020. During fiscal 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a $137.9 million non-cash gain on the Consolidated Statements of (Loss) Income. The Company terminated certain Canadian defined benefit pension plans and recognized a $60.9 million non-cash loss on the Consolidated Statements of (Loss) Income during fiscal 2021. During fiscal 2021 and fiscal 2020, the Company received proceeds of approximately $10.0 million and $15.3 million, respectively, relating to the recovery of the Company’s investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of (Loss) Income. During fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment (see Note 4). During fiscal 2020, each reportable segment recorded severance charges related to COVID-19 adding up to approximately $145.8 million (see Note 3). During fiscal 2020, the Company reversed $29.8 million of previously recognized share-based compensation expense based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants (see Note 12). Financial information by segment follows (in millions):

	Revenue (1)
	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
FSS United States	$6,809.3	$7,366.7	$9,898.6
FSS International	2,866.2	2,945.8	3,742.9
Uniform	2,420.5	2,517.1	2,585.8
	$12,096.0	$12,829.6	$16,227.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Income (Loss) (1)
	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
FSS United States	$131.8	$5.3	$716.8
FSS International	58.2	(344.2)	142.7
Uniform	120.8	171.5	191.3
	310.8	(167.4)	1,050.8
Corporate	(119.4)	(97.5)	(159.6)
Operating Income (Loss)	191.4	(264.9)	891.2
Gain on Equity Investment	(137.9)	—	—
Loss on Defined Benefit Pension Plan Termination	60.9	—	—
Interest and Other Financing Costs, net	401.3	382.8	335.0
(Loss) Income Before Income Taxes	$(132.9)	$(647.7)	$556.2

	Depreciation and Amortization
	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
FSS United States	$347.4	$379.2	$381.6
FSS International	69.4	76.2	69.4
Uniform	133.3	137.2	138.7
Corporate	0.6	2.6	2.9
	$550.7	$595.2	$592.6

	Capital Expenditures and Other
	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
FSS United States	$261.8	$310.0	$375.9
FSS International	59.3	48.9	69.4
Uniform	90.3	58.8	61.0
Corporate	0.2	2.1	0.1
	$411.6	$419.8	$506.4

	Identifiable Assets
	October 1, 2021	October 2, 2020
FSS United States	$8,905.5	$8,171.6
FSS International	2,028.2	1,963.2
Uniform	3,200.8	3,159.9
Corporate*	241.7	2,418.0
	$14,376.2	$15,712.7
* Fiscal 2020 includes cash on hand from borrowings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following geographic data include revenue generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Revenue(1)
	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States	$8,947.8	$9,560.9	$12,070.0
Foreign	3,148.2	3,268.7	4,157.3
	$12,096.0	$12,829.6	$16,227.3

	Property and Equipment, net
	October 1, 2021	October 2, 2020
United States	$1,755.2	$1,759.2
Foreign	283.2	291.7
	$2,038.4	$2,050.9

(1)	Revenue and operating income (loss) for all segments in fiscal 2021 and fiscal 2020 were negatively impacted by COVID-19.
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, the gross values would not be materially different. The fair value of the Company's debt at October 1, 2021 and October 2, 2020 was $7,580.7 million and $9,260.0 million, respectively. The carrying value of the Company's debt at October 1, 2021 and October 2, 2020 was $7,452.3 million and $9,278.4 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.
As part of the Next Level acquisition (see Note 2), the Company used a Monte Carlo simulation in an option pricing framework (an income approach) to value the contingent consideration liability. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The Monte Carlo simulation calculation is dependent on several subjective factors including future earnings, volatility, and the discount rate. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at October 1, 2021 was $78.4 million.

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED OCTOBER 1, 2021, OCTOBER 2, 2020 AND SEPTEMBER 27, 2019

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2021
Allowance for credit losses	$74,925	$13,544	$8,825	$79,644
Fiscal Year 2020
Allowance for credit losses	$49,566	$64,655	$39,296	$74,925
Fiscal Year 2019
Allowance for credit losses	$52,682	$21,821	$24,937	$49,566

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

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

4.1
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

4.5
Second Supplemental Indenture governing the 5.000% Senior Notes due April 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021, pursuant to the Exchange Act (file number 001-36223)).

4.6
Second Supplemental Indenture governing the 3.125% Senior Notes due April 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021, pursuant to the Exchange Act (file number 001-36223)).

4.7
First Supplemental Indenture governing the 6.375% Senior Notes due May 2025, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021, pursuant to the Exchange Act (file number 001-36223)).

4.8
Second Supplemental Indenture governing the 5.000% Senior Notes due February 2028, dated as of April 30, 2021, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021, pursuant to the Exchange Act (file number 001-36223)).

4.9
Description of the Company's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.6 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.1
Credit Agreement, dated as of March 28, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l., each subsidiary of the U.S. Borrower that from time to time becomes a party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K/A filed with the SEC on March 29, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.2
Incremental Amendment No. 1, dated as of September 20, 2017, among Aramark Services, Inc. (the “Company”) Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd. (“Aramark Canada”), ARAMARK Investments Limited (“Aramark UK”), and certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate HoldCo Corporation, Aramark Canada, Aramark UK, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on September 26, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.3
Incremental Amendment No. 2, dated as of December 11, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation (“Holdings”) and certain wholly-owned subsidiaries of Aramark Services, Inc., the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 12, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.4
Incremental Amendment No. 3, dated as of February 28, 2018, among Aramark Services, Inc., ARAMARK Canada Ltd., and Aramark Intermediate HoldCo Corporation (“Holdings”), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among Aramark Services, Inc., Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of Aramark Services, Inc., the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2018, pursuant to the Exchange Act (file number 001-36223)).

10.5
Amendment No. 4, dated as of May 11, 2018, among Aramark Services, Inc. (the “Company”), Sumitomo Mitsui Banking Corp. (the “Yen Term C Lender”) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Aramark Intermediate Holdco Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018, pursuant to the Exchange Act (file number 001-36223)).

10.6
Amendment No. 5, dated as of May 24, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-2 Lender (as defined therein), the Additional U.S. Term B-2 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 31, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.7
Amendment No. 6, dated as of June 12, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting U.S. Term B-3 Lender (as defined therein), the Additional U.S. Term B-3 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on June 18, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.8
Amendment No. 7 (the “Amendment”), dated as of October 1, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), Aramark Intermediate HoldCo Corporation (“Holdings”), ARAMARK Canada Ltd. (the “Canadian Borrower”), ARAMARK Investments Limited, ARAMARK Limited (together with ARAMARK Investments Limited, the “UK Borrowers”), ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company (together with ARAMARK Ireland Holdings Limited, the “Irish Borrowers”), ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG, the “German Borrower”), Aramark International Finance S.à.r.l. (the “Luxembourg Borrower”), certain other wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, the Canadian Borrower, the UK Borrower, the Irish Borrowers, the German Borrower, the Luxembourg Borrower and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 4, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.9
Incremental Amendment No. 8 (the “Incremental Amendment”), dated as of January 15, 2020, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the U.S. Term B-4 Lenders (as defined therein) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined therein) and collateral agent for the secured parties thereunder amending that certain credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à.r.l. and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 16, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.10
Amendment No. 9, dated as of April 22, 2020, among Aramark Services, Inc., as borrower, Aramark Intermediate Holdco Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à.r.l., each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K filed with the SEC on April 28, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.11
Amendment No. 10, dated as of November 12, 2020, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à.r.l., each lender party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.11 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.12
Amendment No. 11 (the “Amendment”), dated as of April 6, 2021, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), Aramark Intermediate HoldCo Corporation (“Holdings”), ARAMARK Canada Ltd. (the “Canadian Borrower”), ARAMARK Investments Limited, ARAMARK Limited (together with ARAMARK Investments Limited, the “UK Borrowers”), ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company (together with ARAMARK Ireland Holdings Limited, the “Irish Borrowers”), ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG, the “German Borrower”), Aramark International Finance S.à.r.l. (the “Luxembourg Borrower”), certain other wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, the Canadian Borrower, the UK Borrower, the Irish Borrowers, the German Borrower, the Luxembourg Borrower and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021, pursuant to the Exchange Act (file number 001-36223)).

10.13
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

10.14
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

10.18†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.5 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.19†
Offer Letter by and between Aramark and John J. Zillmer, dated October 6, 2019 (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

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

10.22†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Thomas Ondrof (incorporated by reference to Exhibit 10.2 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.23†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lynn B. McKee (incorporated by reference to Exhibit 10.3 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.24†
Offer Letter dated December 4, 2019 between Aramark and Marc Bruno (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.25†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Marc Bruno (incorporated by reference to Exhibit 10.30 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.26†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.27†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.28†
Form of Indemnification Agreement (Executive Officers) (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.29†
Indemnification Agreement dated February 4, 2014 between Daniel J. Heinrich and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.30†
Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.31†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.32†
Amended and Restated Aramark 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (file number 001-16807)).

10.33†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.34†
Amendment 2019-1 to the Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.6 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2020, pursuant to the Exchange Act (file number 001-36233)).

10.35†
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.36†
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

10.39*†	Amended and Restated Aramark Management Incentive Bonus Plan.
10.40†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
10.41†
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

10.43†
Second Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 20, 2019 (file number 001-36223)).

10.44†
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

10.50†
Form of Amendment to Outstanding Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.51†
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

10.53†
Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.54†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.26 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.55†
Form of Performance Stock Unit Award Agreement (Revised) (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.56†
Form of Performance Restricted Stock Award (incorporated by reference to Exhibit 10.61 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.57†
Form of Non-Qualified Stock Option Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.62 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.58†
Form of Restricted Stock Unit Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.63 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.59†
Form of Performance Restricted Stock Award Agreement (Relative TSR Vesting) (incorporated by reference to Exhibit 10.64 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.60†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.70 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.61†
Form of Performance Stock Unit Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.71 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.62†
Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.72 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.63†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.73 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.64†
Form of Performance Stock Unit Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.74 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.65†
Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.75 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.66†
Form of Restricted Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.76 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.67†
Form of Performance Stock Unit Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.77 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.68†
Form of Non-Qualified Stock Option Award (Relative TSR Vesting) (incorporated by reference to Exhibit 10.78 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.69†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.93 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.70†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.71†
Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.72†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.73†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.74†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.75†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.76†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.104 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.77†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.105 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.78†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.106 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.79†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.107 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.80†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.108 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.81†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.109 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.82*†	Form of Schedule I to Performance Stock Unit Award (ELC Grant)
10.83*†	Form of Schedule I to Performance Stock Unit Award (ELT Grant)
10.84†
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

10.86†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.87†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.88†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.89
Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated October 6, 2019. (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.90
Letter Amendment to Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated December 14, 2020 (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2021, pursuant to the Exchange Act (file number 001-36223)).

10.91
Registration Rights Agreement, dated as of December 14, 2020, by and between MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.92	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
23.2*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K; included in Exhibit 101 Inline XBRL document set.
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