Form 10-Q
period 2021-12-31
Aramark
filed 2022-02-08
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended December 31, 2021 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 28, 2022, the number of shares of the registrant's common stock outstanding is 256,795,754.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the COVID-19 pandemic; the pandemic's impact on the United States and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, climate change, new pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the SEC on November 23, 2021 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 31, 2021	October 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$415,467	$532,591
Receivables (less allowances: $84,100 and $79,644)	1,896,710	1,748,601
Inventories	393,268	412,676
Prepayments and other current assets	205,224	204,987
Total current assets	2,910,669	2,898,855
Property and Equipment, net	2,012,997	2,038,394
Goodwill	5,506,922	5,487,297
Other Intangible Assets	2,050,101	2,028,622
Operating Lease Right-of-use Assets	576,511	587,854
Other Assets	1,408,327	1,335,142
	$14,465,527	$14,376,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$52,853	$58,850
Current operating lease liabilities	65,812	67,280
Accounts payable	785,372	919,090
Accrued expenses and other current liabilities	1,467,174	1,812,213
Total current liabilities	2,371,211	2,857,433
Long-Term Borrowings	7,981,591	7,393,417
Noncurrent Operating Lease Liabilities	304,953	314,378
Deferred Income Taxes and Other Noncurrent Liabilities	1,014,155	1,079,014
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interest	9,156	9,050
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 295,303,576 shares and 294,329,180 shares; and outstanding: 256,780,327 shares and 255,998,119 shares)	2,953	2,943
Capital surplus	3,571,779	3,533,054
Retained earnings	339,822	327,557
Accumulated other comprehensive loss	(190,265)	(208,011)
Treasury stock (shares held in treasury: 38,523,249 shares and 38,331,061 shares)	(939,828)	(932,671)
Total stockholders' equity	2,784,461	2,722,872
	$14,465,527	$14,376,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31, 2021	January 1, 2021
Revenue	$3,948,260	$2,743,789
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,571,045	2,535,627
Depreciation and amortization	135,518	138,574
Selling and general corporate expenses	101,450	90,055
	3,808,013	2,764,256
Operating income (loss)	140,247	(20,467)
Interest and Other Financing Costs, net	93,017	100,409
Income (Loss) Before Income Taxes	47,230	(120,876)
Provision (Benefit) for Income Taxes	4,523	(39,496)
Net income (loss)	42,707	(81,380)
Less: Net income (loss) attributable to noncontrolling interest	96	(137)
Net income (loss) attributable to Aramark stockholders	$42,611	$(81,243)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.17	$(0.32)
Diluted	$0.17	$(0.32)
Weighted Average Shares Outstanding:
Basic	256,470	253,668
Diluted	258,045	253,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	December 31, 2021	January 1, 2021
Net income (loss)	$42,707	$(81,380)
Other comprehensive income, net of tax
Pension plan adjustments	1,779	(975)
Foreign currency translation adjustments	(7,070)	26,182
Fair value of cash flow hedges	22,777	9,119
Share of equity investee's comprehensive income (loss)	260	(220)
Other comprehensive income, net of tax	17,746	34,106
Comprehensive income (loss)	60,453	(47,274)
Less: Net income (loss) attributable to noncontrolling interest	96	(137)
Comprehensive income (loss) attributable to Aramark stockholders	$60,357	$(47,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 31, 2021	January 1, 2021
Cash flows from operating activities:
Net income (loss)	$42,707	$(81,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	135,518	138,574
Deferred income taxes	(73)	2,227
Share-based compensation expense	24,651	18,312
Changes in operating assets and liabilities:
Accounts Receivable	(148,437)	(46,714)
Inventories	19,597	14,597
Prepayments and Other Current Assets	(5,280)	(4,894)
Accounts Payable	(160,886)	(37,841)
Accrued Expenses	(403,474)	(96,624)
Payments made to clients on contracts	(8,353)	(25,434)
Other operating activities	643	4,007
Net cash used in operating activities	(503,387)	(115,170)
Cash flows from investing activities:
Purchases of property and equipment and other	(73,722)	(69,194)
Disposals of property and equipment	8,079	4,132
Acquisition of certain businesses, net of cash acquired	(57,028)	(29,383)
Acquisition of certain equity method investments	(64,000)	—
Other investing activities	9,020	3,669
Net cash used in investing activities	(177,651)	(90,776)
Cash flows from financing activities:
Proceeds from long-term borrowings	107,523	22,972
Payments of long-term borrowings	(19,074)	(825,047)
Net change in funding under the Receivables Facility	500,000	(315,600)
Payments of dividends	(28,209)	(27,911)
Proceeds from issuance of common stock	11,710	7,813
Other financing activities	(6,993)	(10,390)
Net cash provided by (used in) financing activities	564,957	(1,148,163)
Effect of foreign exchange rates on cash and cash equivalents	(1,043)	11,147
Decrease in cash and cash equivalents	(117,124)	(1,342,962)
Cash and cash equivalents, beginning of period	532,591	2,509,188
Cash and cash equivalents, end of period	$415,467	$1,166,226

	Three Months Ended
(dollars in millions)	December 31, 2021	January 1, 2021
Interest paid	$91.7	$106.1
Income taxes paid (refunded)	12.2	(29.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	42,611			42,611
Other comprehensive income	17,746				17,746
Capital contributions from issuance of common stock	14,084	10	14,074
Share-based compensation expense	24,651		24,651
Repurchases of common stock	(7,157)					(7,157)
Payments of dividends ($0.11 per share)	(30,346)			(30,346)
Balance, December 31, 2021	$2,784,461	$2,953	$3,571,779	$339,822	$(190,265)	$(939,828)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends ($0.11 per share)	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 23, 2021. The Condensed Consolidated Balance Sheet as of October 1, 2021 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities, the impact of the COVID-19 pandemic ("COVID-19") and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards
In January 2020, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which provided clarification and improvements to existing guidance related to accounting for certain equity securities upon the application or discontinuation of equity method accounting and the measurement of forward contracts and purchased options on certain securities. The guidance was effective for the Company in the first quarter of fiscal 2022. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2021, the FASB issued an ASU which requires that an entity provide certain annual disclosures when they have received government assistance. The guidance is effective for the Company in the first quarter of fiscal 2023 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	December 31, 2021			January 1, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$42,707			$(81,380)
Pension plan adjustments	2,480	(701)	1,779	(975)	—	(975)
Foreign currency translation adjustments	(8,110)	1,040	(7,070)	27,684	(1,502)	26,182
Fair value of cash flow hedges	30,780	(8,003)	22,777	12,323	(3,204)	9,119
Share of equity investee's comprehensive income (loss)	260	—	260	(220)	—	(220)
Other comprehensive income	25,410	(7,664)	17,746	38,812	(4,706)	34,106
Comprehensive income (loss)			60,453			(47,274)
Less: Net income (loss) attributable to noncontrolling interest			96			(137)
Comprehensive income (loss) attributable to Aramark stockholders			$60,357			$(47,137)
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31, 2021	October 1, 2021
Pension plan adjustments	$(22,544)	$(24,323)
Foreign currency translation adjustments	(134,082)	(127,012)
Cash flow hedges	(26,472)	(49,249)
Share of equity investee's accumulated other comprehensive loss	(7,167)	(7,427)
	$(190,265)	$(208,011)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction gains and losses during the three month periods of both fiscal 2022 and 2021 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 31, 2021. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability and workers' compensation claims and related Captive costs. As of December 31, 2021 and October 1, 2021, cash and cash equivalents at the Captive were $178.9 million and $194.3 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of December 31, 2021 and October 1, 2021 was $279.2 million and $224.6 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both December 31, 2021 and October 1, 2021 was $180.5 million.
Other Current and Noncurrent Liabilities
The Company is self-insured for obligations related to certain risks that are retained under the Company's casualty program, which includes general liability, automobile liability and workers' compensation claims, as well as for employee healthcare benefit programs. Reserves for retained costs associated with the casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on the Company's claims history.
Impact of COVID-19
COVID-19 has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The impact from COVID-19 has caused a deterioration in the Company's revenue, operating income (loss) and net income (loss) and could continue to materially affect the Company's operating results, cash flows and/or financial condition for an extended period of time. COVID-19 related disruptions negatively impacted the Company's financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. The Company's financial results started to improve during the second half of fiscal 2021 and continued to improve during the first quarter of fiscal 2022 as COVID-19 restrictions were lifted and operations continued to re-open. The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, which continue to be highly uncertain and cannot be predicted.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes were paid during the three months ended December 31, 2021. Approximately $64.2 million of social security taxes remain deferred, which are recorded as liabilities within "Accrued expenses and other current liabilities" on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates also provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded approximately $12.2 million of labor related tax credits in the FSS International segment within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three months ended December 31, 2021. The Company recorded approximately $35.1 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three months ended January 1, 2021, of which approximately $4.7 million was recorded in the Uniform segment and the remainder was recorded in the FSS International segment. The Company does not expect to receive significant additional tax credits subsequent to December 31, 2021.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
NOTE 2. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19. These actions included headcount reductions, resulting in severance charges during fiscal 2020. As of December 31, 2021 and October 1, 2021, the Company had an accrual of approximately $18.3 million and $24.6 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out through fiscal 2022.
Beginning in the fourth quarter of fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As of December 31, 2021 and October 1, 2021, the Company had an accrual of approximately $6.9 million and $9.0 million, respectively, related to unpaid severance obligations within the Uniform segment. The majority of the charges are expected to be paid out through fiscal 2022.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Changes in total goodwill during the three months ended December 31, 2021 are as follows (in thousands):

Segment	October 1, 2021	Acquisitions	Translation	December 31, 2021
FSS United States	$4,087,936	$765	$2	$4,088,703
FSS International	434,465	22,849	(4,000)	453,314
Uniforms	964,896	—	9	964,905
	$5,487,297	$23,614	$(3,989)	$5,506,922
Other intangible assets consist of the following (in thousands):

	December 31, 2021			October 1, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,396,343	$(452,216)	$944,127	$2,106,423	$(1,173,092)	$933,331
Trade names	1,112,531	(6,557)	1,105,974	1,100,579	(5,288)	1,095,291
	$2,508,874	$(458,773)	$2,050,101	$3,207,002	$(1,178,380)	$2,028,622
Amortization of intangible assets for the three months ended December 31, 2021 and January 1, 2021 was approximately $28.9 million and $29.6 million, respectively.
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 31, 2021	October 1, 2021
Senior secured revolving credit facility, due April 2026	$176,580	$71,896
Senior secured term loan facility, due March 2025	1,660,685	1,660,382
Senior secured term loan facility, due April 2026	398,243	406,543
Senior secured term loan facility, due January 2027	833,885	833,643
Senior secured term loan facility, due April 2028	722,278	721,986
5.000% senior notes, due April 2025	595,065	594,719
3.125% senior notes, due April 2025(1)	367,496	374,668
6.375% senior notes, due May 2025	1,484,368	1,483,328
5.000% senior notes, due February 2028	1,140,474	1,140,144
Receivables Facility, due June 2024	500,000	—
Finance leases	143,049	146,368
Other	12,321	18,590
	8,034,444	7,452,267
Less—current portion	(52,853)	(58,850)
	$7,981,591	$7,393,417

(1)	This is a Euro denominated borrowing.
As of December 31, 2021, there were approximately $917.3 million of outstanding foreign currency borrowings.
As of December 31, 2021, the Company had approximately $1,012.0 million of availability under the senior secured revolving credit facility.
NOTE 5. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, foreign currency exposures and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Cash Flow Hedges
The Company has approximately $2.9 billion notional amount of outstanding interest rate swap agreements as of December 31, 2021, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the three months ended December 31, 2021, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2021 and October 1, 2021, approximately ($26.5) million and ($49.2) million, respectively, of unrealized net of tax losses related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Three Months Ended
	December 31, 2021	January 1, 2021
Interest rate swap agreements	$18,326	$(1,242)

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 31, 2021, the Company has contracts for approximately 4.9 million gallons outstanding through June of fiscal 2022. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.6 million for the three months ended December 31, 2021. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $3.6 million for the three months ended January 1, 2021. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).
As of December 31, 2021, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2021	October 1, 2021
ASSETS
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	$974	$2,551

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	25,029	1,541
Interest rate swap agreements	Other Noncurrent Liabilities	10,745	65,011
		35,774	66,552

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	79	27
		$35,853	$66,579
The following table summarizes the location of the loss (gain) reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the loss (gain) for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss) (in thousands):

		Three Months Ended
	Income Statement Location	December 31, 2021	January 1, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$12,454	$13,565
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	35	(2,141)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	52	402
		87	(1,739)
		$12,541	$11,826
At December 31, 2021, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $25.4 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	December 31, 2021(1)	January 1, 2021(1)
FSS United States:
Business & Industry	$230.7	$154.4
Education	910.0	513.2
Healthcare	296.4	186.8
Sports, Leisure & Corrections	548.1	226.5
Facilities & Other	440.2	364.9
Total FSS United States	2,425.4	1,445.8

FSS International:
Europe	430.7	329.2
Rest of World	442.5	365.3
Total FSS International	873.2	694.5

Uniform	649.7	603.5

Total Revenue	$3,948.3	$2,743.8

(1)
Revenue was favorable during the three month period ended December 31, 2021 compared to the three month period ended January 1, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.

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
During the three months ended December 31, 2021, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. For the three months ended December 31, 2021, the Company recognized $200.8 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	December 31, 2021	October 1, 2021
Deferred income	$197.1	$319.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. During the three month period ended December 31, 2021, the Company recorded a benefit to the "Provision (Benefit) for Income Taxes" of approximately $8.5 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax asset based on future taxable income expected due to the acquisition of a business.
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permitted net operating losses ("NOLs") incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020 or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
As a result of the CARES Act, the Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" of approximately $22.2 million during the three month periods ended January 1, 2021, which reflect the NOLs expected to be carried back to Pre-TCJA tax years at 35.0%. In addition, the Company recorded a valuation allowance to the "Provision (Benefit) for Income Taxes" of $16.1 million during the three month periods ended January 1, 2021 against certain foreign tax credits that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized.
NOTE 8. STOCKHOLDERS' EQUITY:
During the three months ended December 31, 2021 and January 1, 2021, the Company paid cash dividends of approximately $28.2 million and $27.9 million to its stockholders, respectively. On February 1, 2022, the Company's Board declared a $0.11 dividend per share of common stock, payable on March 2, 2022, to shareholders of record on the close of business on February 16, 2022.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At December 31, 2021 and October 1, 2021, zero shares of preferred stock were issued or outstanding.
NOTE 9. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") classified as "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss) (in millions).

	Three Months Ended
	December 31, 2021	January 1, 2021
TBOs	$4.4	$4.1
TBO-Rs	1.3	1.1
RSUs	15.1	12.6
PSUs	1.6	—
Deferred Stock Units	0.5	0.5
ESPP	1.8	—
	$24.7	$18.3

Taxes related to share-based compensation	$4.6	$6.6
Cash Received from Option Exercises/ESPP Purchases	11.7	7.8
Tax Benefit (Provision) on Share Deliveries	0.1	(0.8)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 31, 2021:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.1	$13.26
RSUs	2.0	$36.66
PSUs	0.5	$39.69
	3.6
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 31, 2021	January 1, 2021
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$42,611	$(81,243)
Shares:
Basic weighted-average shares outstanding	256,470	253,668
Effect of dilutive securities(1)	1,575	—
Diluted weighted-average shares outstanding	258,045	253,668

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.17	$(0.32)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.17	$(0.32)

(1)
Incremental shares of 1.9 million have been excluded from the computation of diluted weighted-average shares outstanding for the three months ended January 1, 2021 because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period.

Share-based awards to purchase 9.5 million and 13.4 million shares were outstanding for the three months ended December 31, 2021 and January 1, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.0 million and 1.1 million shares were outstanding for the three months ended December 31, 2021 and January 1, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $24.2 million at December 31, 2021 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 31, 2021.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, consumers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe, except for the matter disclosed below, that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
The Company is involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. The Company continues to simultaneously litigate the matter and attempt to reach a negotiated resolution. The Company recorded a reserve for this matter as it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021, the Company has accrued its best estimate of the probable loss associated with this contract, which is approximately $19.3 million. The Company continues to believe it is reasonably possible that this potential exposure may change in the near term based on the outcome of either the settlement negotiations or through continued litigation.
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 71% of the global revenue is related to food services and 29% is related to facilities services. During the three months ended December 31, 2021 and January 1, 2021, the Company received proceeds of approximately $9.0 million and $10.0 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss). Revenue, operating income (loss) and net income (loss) were favorable during the three month period ended December 31, 2021 compared to the three month period ended January 1, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.
Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	December 31, 2021	January 1, 2021
FSS United States	$2,425.4	$1,445.8
FSS International	873.2	694.5
Uniform	649.7	603.5
	$3,948.3	$2,743.8

	Operating Income (Loss)
	Three Months Ended
	December 31, 2021	January 1, 2021
FSS United States	$99.0	$(14.8)
FSS International	22.7	(3.0)
Uniform	58.9	32.1
	180.6	14.3
Corporate	(40.4)	(34.8)
Operating Income (Loss)	140.2	(20.5)
Interest and Other Financing Costs, net	93.0	100.4
Income (Loss) Before Income Taxes	$47.2	$(120.9)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at December 31, 2021 and October 1, 2021 was $8,194.2 million and $7,580.7 million, respectively. The carrying value of the Company's debt at December 31, 2021 and October 1, 2021 was $8,034.4 million and $7,452.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Next Level Hospitality acquisition completed in fiscal 2021, the Company used a Monte Carlo simulation in an option pricing framework (an income approach) to value the contingent consideration liability. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The Monte Carlo simulation calculation is dependent on several subjective factors including future earnings, volatility and the discount rate. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at both December 31, 2021 and October 1, 2021 was $78.4 million.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 31, 2021 and January 1, 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 1, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2021.
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
Impact of COVID-19 on our Business
The COVID-19 pandemic ("COVID-19") has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The impact from COVID-19 has caused a deterioration in our revenue, operating income (loss) and net income (loss) and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continued to improve during the first quarter of fiscal 2022 as COVID-19 restrictions were lifted and operations continued to re-open. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the availability, widespread distribution and acceptance of safe and effective COVID-19 vaccines, the duration and severity of the pandemic (including the spread of COVID-19 variants), our ability to effectively hire and retain personnel and governmental response to the pandemic. These future developments are outside of our control and all are highly uncertain and cannot be predicted.
In response to COVID-19, we continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the disruption caused by COVID-19 by focusing on flexible, low fixed-cost operations, diversifying our service offerings, geographic mix and client portfolio and proactively managing inflation and global supply chain disruption through supply chain initiatives.
While certain of our business segments have been significantly impacted to date, we continue to work toward mitigating these negative impacts. These efforts have included significant variable and fixed cost reductions, contractual negotiations and efforts to provide additional products and services arising in the current environment. We have also taken advantage of relief provisions under governmental programs. The operating environment, however, remains very fluid with changes in the number of COVID-19 cases and continued progress in the vaccination effort significantly contributing to the ability and willingness of private businesses and governments to open or remain open, even at limited levels.
In the FSS United States segment, the impacts to our sectors are further described as follows:

•Education – The academic year began with nearly all clients holding in-person learning, while managing through some COVID-related delays in certain geographies. In Higher Education, students largely resided on-campus with meal plans intact. On-campus retail and catering volumes were slower to recover. K-12 continues to participate in universal government-sponsored meal programs.
•Sports, Leisure & Corrections – Fans largely returned to sporting events as clients hosted the Major League Baseball playoffs and National Football League regular season. Leisure maintained steady performance; however, conference centers and events continue to operate below pre-COVID-19 levels. Corrections again performed above pre-COVID-19 levels.
•Business & Industry – Companies experienced a gradual increase of in-person activity. Our clients implemented heightened office safety protocols and meal subsidies, helping increase participation rates.
•Facilities & Other – Operations continue to improve as locations continue to increase in-person activity coupled with strong levels of new wins. We also continue to offer additional project-oriented add-on services to prepare client locations for safe in-person activity.
•Healthcare – Operations continue to steadily return to pre-COVID-19 levels regarding voluntary procedures, routine medical appointments, hospital visitations and retail activity as we continue to focus on patient and caregiver experiences.
Within the FSS International segment, we continue to be at various stages of response depending on geography. China continues to benefit from our efforts on the frontlines, particularly in Healthcare, while South America continues to experience strong performance in extractive services. Europe and Canada continue to recover; however, limited restrictions have been adopted in certain geographies due to the increase in COVID-19 cases.
In the Uniform segment, our business serves a range of clients. Operations have resumed across the segment, although below pre-pandemic levels for some products or services associated with hospitality. In addition, we continue to be a solution-oriented service focusing on safety and hygiene.
In all business segments, we continue to leverage our flexible operating model to execute cost mitigation plans while continuing to support our clients. During the first quarter of fiscal 2022, we saw continued improved profitability from clients re-opening as COVID-19 restrictions continued to lift as well as from the actions to reduce variable and fixed costs. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our clients, mainly within the Uniform segment; supply chain disruptions that caused delivery delays, lower fill rates and higher substitution rates for a wide-range of products; and increases in inflation causing food supply chain and labor challenges. We expect these items to continue during fiscal 2022, along with the potential for costs related to COVID-19 testing and vaccine mandates. However, we continue to evaluate and react in order to take appropriate actions to mitigate the risk in these areas.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 30, 2022 and October 1, 2021 are both fifty-two week periods.

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 31, 2021 and January 1, 2021 (dollars in millions).

	Three Months Ended		Change
	December 31, 2021	January 1, 2021	$	%
Revenue	$3,948.3	$2,743.8	$1,204.5	43.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,571.1	2,535.6	1,035.5	40.8%
Other operating expenses	237.0	228.7	8.3	3.6%
	3,808.1	2,764.3	1,043.8	37.8%
Operating income (loss)	140.2	(20.5)	160.7	***
Interest and Other Financing Costs, net	93.0	100.4	(7.4)	(7.4)%
Income (Loss) Before Income Taxes	47.2	(120.9)	168.1	139.1%
Provision (Benefit) for Income Taxes	4.5	(39.5)	44.0	111.5%
Net income (loss)	$42.7	$(81.4)	$124.1	152.5%

	Three Months Ended		Change
Revenue by Segment(1)(2)	December 31, 2021	January 1, 2021	$	%
FSS United States	$2,425.4	$1,445.8	$979.6	67.8%
FSS International	873.2	694.5	178.7	25.7%
Uniform	649.7	603.5	46.2	7.6%
	$3,948.3	$2,743.8	$1,204.5	43.9%

	Three Months Ended		Change
Operating Income (Loss) by Segment(2)	December 31, 2021	January 1, 2021	$	%
FSS United States	$99.0	$(14.8)	$113.8	***
FSS International	22.7	(3.0)	25.7	***
Uniform	58.9	32.1	26.8	83.5%
Corporate	(40.4)	(34.8)	(5.6)	16.3%
	$140.2	$(20.5)	$160.7	***
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 61.4% and 52.7%, FSS International represented 22.1% and 25.3% and Uniform represented 16.5% and 22.0% for the three month periods ended December 31, 2021 and January 1, 2021, respectively.
(2) Revenue and operating income (loss) were favorable during the three month period ended December 31, 2021 compared to the three month period ended January 1, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.
Consolidated Overview
Revenue increased by approximately 43.9% during the three month period of fiscal 2022 compared to the prior year period. The increase during the three month period of fiscal 2022 was primarily attributable to improved business as COVID-19 restrictions were lifted and operations continued to re-open across all of our business segments, net new business and contract price increases. In addition, the Next Level Hospitality acquisition occurring in third quarter fiscal 2021 contributed $92.0 million during the three month period of fiscal 2022. Foreign currency translation unfavorably impacted revenue for the three month period of fiscal 2022 (approximately 0.6%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three month periods ended December 31, 2021 and January 1, 2021.

	Three Months Ended
	December 31, 2021		January 1, 2021
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$2,215.6	91.3%	$1,350.0	93.4%
FSS International	828.4	94.9%	676.6	97.4%
Uniform	527.1	81.1%	509.0	84.3%
	$3,571.1	90.4%	$2,535.6	92.4%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three month periods ended December 31, 2021 and January 1, 2021.

	Three Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	December 31, 2021	January 1, 2021
Food and support service costs(1)	25.6%	23.8%
Personnel costs(2)	47.9%	52.3%
Other direct costs(3)	26.5%	23.9%
	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 31, 2021 mainly from COVID-19 restrictions being lifted and operations continuing to re-open and inflationary food costs.
(2) Personnel costs increased during the three months ended December 31, 2021 compared to the prior year period mainly from COVID-19 restrictions being lifted and operations continuing to re-open and inflationary labor costs. However, personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) due to food and support service costs and other direct costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 31, 2021 mainly from increases in client payments related to our revenue contracts from COVID-19 restrictions being lifted and operations continuing to re-open.
Operating income increased by approximately $160.7 million during the three month period of fiscal 2022 compared to the prior year period driven by improved profitability from clients re-opening after COVID-19 restrictions lifted. The increase in operating income during the three month period of fiscal 2022 was also attributable to lower insurance expenses, mainly related to our medical programs (approximately $11.9 million).
These increases in operating income during the three month period of fiscal 2022 more than offset lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation programs (approximately $16.2 million). Additionally, the United States and non-United States governmental labor related tax credits received in relation to COVID-19 were lower during the three month period of fiscal 2022 compared to the prior year period (see Note 1 to the condensed consolidated financial statements).
Interest and Other Financing Costs, net, decreased 7.4% during the three month period of fiscal 2022 compared to the prior year period. The decrease during the three month period of fiscal 2022 was primarily due to lower interest from the repayment of the 4.75% Senior Notes due 2026 during the third quarter of fiscal 2021.
The provision for income taxes for the three month period of fiscal 2022 was recorded at an effective tax rate of 9.6%. The income tax benefit for the three month period of fiscal 2021 was recorded at an effective tax rate of 32.7%. During the three month period ended December 31, 2021, we recorded an income tax benefit of approximately $8.5 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 7 to the condensed consolidated financial statements). As a result of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), we recorded a net income tax benefit of approximately $22.2 million for the three month period ended January 1, 2021. This benefit reflects the Net Operating Losses ("NOLs") expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at 35.0%. In addition, we recorded a valuation allowance of $16.1 million during the three month period of fiscal 2021 against certain foreign tax credits that were re-established by the NOL carryback.

Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	December 31, 2021	January 1, 2021	%
Business & Industry	$230.7	$154.4	49.4%
Education	910.0	513.2	77.3%
Healthcare	296.4	186.8	58.7%
Sports, Leisure & Corrections	548.1	226.5	142.0%
Facilities & Other	440.2	364.9	20.6%
	$2,425.4	$1,445.8	67.8%
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
FSS United States segment revenue increased by approximately 67.8% during the three month period of fiscal 2022 compared to the prior year period. The increase during the three month period of fiscal 2022 was primarily attributable to operations re-opening, particularly in our Education sector as more students returned to on-site learning for the fall semester and our Sports, Leisure & Corrections sector as professional sports stadiums and arenas began to allow fans in attendance, and net new business. In addition, the Next Level Hospitality acquisition occurring in third quarter fiscal 2021 contributed $92.0 million of revenue during the three month period of fiscal 2022 to our Healthcare sector.
Operating income increased by approximately $113.8 million during the three month period of fiscal 2022 compared to the prior year period. The increase was primarily attributable to improved profitability from clients re-opening after COVID-19 restrictions lifted. The increase was also attributable to lower insurance expenses, mainly related to our medical programs (approximately $10.1 million). These increases in operating income during the three month period of fiscal 2022 were partially offset by lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation programs when compared to the three month period of fiscal 2021 (approximately $16.2 million) and higher expenses incurred related to new business.
FSS International Segment
FSS International segment revenue increased by approximately 25.7% during the three month period of fiscal 2022 compared to the prior year period. The increase during the three month period of fiscal 2022 was primarily attributable to operations re-opening and net new business growth, partially offset by the negative impact of foreign currency translation (approximately 2.7%).
Operating income increased by approximately $25.7 million during the three month period of fiscal 2022 compared to the prior year period. The increase was attributable to improved profitability from clients re-opening after COVID-19 restrictions continued to lift, which more than offset lower labor related tax credits provided from governmental assistance programs (see Note 1 to the condensed consolidated financial statements).
Uniform Segment
Uniform segment revenue increased by approximately 7.6% during the three month period of fiscal 2022 compared to the prior year period. The increase during the three month period of fiscal 2022 was primarily attributable to growth within our uniform rental business as more clients reopened, net new business and improved pricing.
Operating income increased by approximately $26.8 million during the three month period of fiscal 2022 compared to the prior year period. The increase in operating income during the three month period of fiscal 2022 was primarily attributable to increased profitability within the uniform rental business driven by client reopenings, improved pricing and lower rental merchandise in-service expense, which more than offset the lower labor related tax credits provided by government assistance programs in response to COVID-19 (see Note 1 to the condensed consolidated financial statements). The increase was also attributable to:

•a prior year non-cash charge related to excess inventory (approximately $5.0 million); and
•a gain from the insurance proceeds received related to property damage from a tornado in Nashville (approximately $3.1 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $5.6 million during the three month period of fiscal 2022 compared to the prior year period. The increase was mainly attributable to:
•the unfavorable change in fair value of certain gasoline and diesel agreements (approximately $6.6 million); and
•higher share-based compensation expense (approximately $6.4 million) (see Note 9 to the condensed consolidated financial statements).
These increases more than offset lower personnel costs, including employee incentive expenses.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of December 31, 2021, we had $415.5 million of cash and cash equivalents and approximately $1,012.0 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of December 31, 2021, there were approximately $917.3 million of outstanding foreign currency borrowings.
In response to the COVID-19 pandemic, we continue to apply effective cost discipline to mitigate the negative impacts of COVID-19 as well as take advantage of governmental relief programs (see Note 1 to the condensed consolidated financial statements).
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents and availability under our revolving credit facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2025 and believe we have sufficient flexibility to manage the impact of COVID-19, based on our current assumptions. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 23, 2021.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 31, 2021	January 1, 2021
Net cash used in operating activities	$(503.4)	$(115.2)
Net cash used in investing activities	(177.7)	(90.8)
Net cash provided by (used in) financing activities	565.0	(1,148.2)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities increased by approximately $388.2 million during the three month period of fiscal 2022 compared to the three month period of fiscal 2021. The increase in cash used was driven by the recovery of our businesses resulting in a change of approximately $527.0 million in operating assets and liabilities. The increase was partially offset by net income during the three month period of fiscal 2022 of $42.7 million as compared to net loss during the three month period of fiscal 2021 of $81.4 million as discussed in "Results of Operations" above. The $527.0 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accrued expenses generating a greater use of cash during the three month period of fiscal 2022 compared to the three month period of fiscal 2021 of $306.9 million primarily due to the following: payment of $64.2 million of social security taxes in the current year whereas it was previously deferred in the prior year period as permitted under the CARES Act; higher payments related to the annual bonus; higher recognition of deferred income in our Higher

Education business from operations returning; higher client payments related to our revenue contracts in our Sports business; and higher accrued payroll from operations returning following the lifting of COVID-19 restrictions;
•Accounts payable generating a greater use of cash during the three month period of fiscal 2022 compared to the three month period of fiscal 2021 of $123.0 million due to the timing of disbursements and from operations returning following the lifting of COVID-19 restrictions, mainly in the FSS United States segment; and
•Receivables generating a greater use of cash during the three month period of fiscal 2022 compared to the three month period of fiscal 2021 of $101.7 million as operations increasingly returned following the lifting of COVID-19 restrictions and new business.
The three month periods of fiscal 2022 and fiscal 2021 include approximately $24.9 million and $36.6 million, respectively, of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). During the three month periods of fiscal 2022 and 2021, we received proceeds of approximately $1.9 million and $17.0 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. During the three month period of fiscal 2021, we received proceeds of approximately $38.3 million from U.S. governmental entities related to refunds from an accounting method change from a prior tax return year and estimated tax payments being higher than actual due to the impact of COVID-19. The "Other operating activities" caption reflects adjustments to net income (loss) in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during the three month period of fiscal 2022 compared to the three month period of fiscal 2021 due to acquisitions of certain businesses and certain equity method investments.
Cash Flows Provided by (Used in) Financing Activities
During the three month period of fiscal 2022, cash provided by financing activities was impacted by the following:
•borrowings under the receivables facility ($500.0 million); and
•borrowings under the revolving credit facility ($106.0 million).
During the three month period of fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the United States revolving credit facility ($780.0 million);
•repayments under the receivables facility ($315.6 million); and
•optional repayments of term loan borrowings ($16.5 million).
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2022 and fiscal 2021 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 31, 2021, we were in compliance with these covenants.
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
On April 22, 2020, as a result of the impact of COVID-19 on our business, Aramark Services Inc. ("ASI") entered into Amendment No. 9 to the Credit Agreement ("Amendment No. 9"). The covenant waiver period outlined in Amendment No. 9 expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the Amendment Adjusted Period Ended December 31, 2021 (as permitted under Amendment No. 9) consists of results from the fourth quarter of fiscal 2019, the first quarter of fiscal 2020, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income of ASI and its restricted subsidiaries plus interest and other financing costs, net, provision for income taxes and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

	Twelve Month Period Ended	Amendment Adjusted Period Ended(1)
(in millions)	December 31, 2021	December 31, 2021
Net income attributable to ASI stockholder	$33.0	$309.4
Interest and other financing costs, net	394.0	351.2
Provision for income taxes	3.4	73.6
Depreciation and amortization	547.6	567.2
Share-based compensation expense(2)	77.4	64.0
Unusual or non-recurring (gains) and losses(3)	(77.1)	—
Pro forma EBITDA for equity method investees(4)	9.7	4.7
Pro forma EBITDA for certain transactions(5)	7.4	(1.4)
Other(6)(7)	47.4	85.1
Covenant Adjusted EBITDA	$1,042.8	$1,453.8
(1)    The covenant waiver period outlined in Amendment No. 9 expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the Amendment Adjusted Period Ended December 31, 2021 (as permitted under Amendment No. 9) consists of results from the fourth quarter of fiscal 2019, the first quarter of fiscal 2020, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
(2)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 9 to the condensed consolidated financial statements).
(3)    Represents the fiscal 2021 non-cash gain from an observable price change related to an equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
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
(6)    "Other" for the twelve months ended December 31, 2021 includes non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($31.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($26.9 million), expenses related to merger and integration related charges ($19.2 million), United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($16.2 million), reversal of severance charges ($12.4 million), gain from a funding agreement related to a legal matter ($10.0 million), a favorable settlement of a legal matter ($4.7 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), non-cash charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.
(7)    "Other" for the Amendment Adjusted Period Ended December 31, 2021 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($46.9 million), expenses related to merger and integration related charges ($32.0 million), charges related to certain legal settlements ($27.9 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($27.1 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($16.4 million), non-cash impairment charges related to various assets ($11.9 million), cash compensation charges associated with the retirement of our former chief executive officer ($10.4 million), gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($9.1 million), advisory fees related to shareholder matters ($7.7 million), compensation expense for retirement contributions and employee training programs funded by the benefits from United States tax reform ($5.8 million), the impact of hyperinflation in Argentina ($5.7 million), non-cash charges related to information technology assets ($5.1 million), gain from the insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended December 31, 2021 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	5.125x	2.90x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	2.93x
(1)    The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sales-leaseback transactions, disqualified and preferred stock and advances under the receivables facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term B Loans, which lenders do not benefit from the maximum Consolidated Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes. The Consolidated Secured Debt Ratio debt covenant was calculated per the terms in Amendment No. 9, which consists of results from the fourth quarter of fiscal 2019, the first quarter of fiscal 2020, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.

(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The Interest Coverage Ratio was calculated based on the twelve months ended December 31, 2021 and was not required to be adjusted similar to the Consolidated Secured Debt Ratio as prescribed under the terms of Amendment No. 9.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our general liability, automobile liability and workers’ compensation risks through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 31, 2021. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability and workers’ compensation claims and related Captive costs. As of December 31, 2021 and October 1, 2021, cash and cash equivalents at the Captive were $178.9 million and $194.3 million, respectively.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 23, 2021. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 23, 2021.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 31, 2021 has not materially changed from October 1, 2021 (see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 23, 2021). See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of December 31, 2021.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 31, 2021.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 23, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2022.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 31, 2021 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and October 1, 2021; (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2021 and January 1, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2021 and January 1, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and January 1, 2021; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2021 and January 1, 2021; and (vi) Notes to condensed consolidated financial statements.

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