Form 10-Q
period 2022-04-01
Aramark
filed 2022-05-10
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

For the quarterly period ended April 1, 2022 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 29, 2022, the number of shares of the registrant's common stock outstanding is 257,302,239.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the ongoing COVID-19 pandemic; the pandemic's impact on the United States and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, climate change, new pandemics, sports strikes and other adverse incidents; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the headings “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A—Risk Factors—Risks associated with the proposed spin-off" herein and headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2021 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 1, 2022	October 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$429,306	$532,591
Receivables (less allowances: $79,174 and $79,644)	1,989,035	1,748,601
Inventories	435,614	412,676
Prepayments and other current assets	219,192	204,987
Total current assets	3,073,147	2,898,855
Property and Equipment, net	2,007,174	2,038,394
Goodwill	5,504,938	5,487,297
Other Intangible Assets	2,027,102	2,028,622
Operating Lease Right-of-use Assets	584,386	587,854
Other Assets	1,465,487	1,335,142
	$14,662,234	$14,376,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$66,575	$58,850
Current operating lease liabilities	67,870	67,280
Accounts payable	928,782	919,090
Accrued expenses and other current liabilities	1,636,345	1,812,213
Total current liabilities	2,699,572	2,857,433
Long-Term Borrowings	7,727,122	7,393,417
Noncurrent Operating Lease Liabilities	299,962	314,378
Deferred Income Taxes and Other Noncurrent Liabilities	1,022,402	1,079,014
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interest	8,971	9,050
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 295,776,750 shares and 294,329,180 shares; and outstanding: 257,232,915 shares and 255,998,119 shares)	2,958	2,943
Capital surplus	3,607,267	3,533,054
Retained earnings	347,316	327,557
Accumulated other comprehensive loss	(112,750)	(208,011)
Treasury stock (shares held in treasury: 38,543,835 shares and 38,331,061 shares)	(940,586)	(932,671)
Total stockholders' equity	2,904,205	2,722,872
	$14,662,234	$14,376,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 1, 2022	April 2, 2021
Revenue	$3,860,529	$2,819,692
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,491,238	2,592,243
Depreciation and amortization	132,285	137,319
Selling and general corporate expenses	95,015	84,784
	3,718,538	2,814,346
Operating income	141,991	5,346
Interest and Other Financing Costs, net	89,685	96,278
Income (Loss) Before Income Taxes	52,306	(90,932)
Provision (Benefit) for Income Taxes	16,761	(13,269)
Net income (loss)	35,545	(77,663)
Less: Net loss attributable to noncontrolling interest	(203)	(87)
Net income (loss) attributable to Aramark stockholders	$35,748	$(77,576)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.14	$(0.30)
Diluted	$0.14	$(0.30)
Weighted Average Shares Outstanding:
Basic	257,100	254,508
Diluted	258,747	254,508

	Six Months Ended
	April 1, 2022	April 2, 2021
Revenue	$7,808,789	$5,563,481
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,062,283	5,127,870
Depreciation and amortization	267,803	275,893
Selling and general corporate expenses	196,465	174,839
	7,526,551	5,578,602
Operating income (loss)	282,238	(15,121)
Interest and Other Financing Costs, net	182,702	196,687
Income (Loss) Before Income Taxes	99,536	(211,808)
Provision (Benefit) for Income Taxes	21,284	(52,765)
Net income (loss)	78,252	(159,043)
Less: Net loss attributable to noncontrolling interest	(107)	(224)
Net income (loss) attributable to Aramark stockholders	$78,359	$(158,819)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.31	$(0.63)
Diluted	$0.30	$(0.63)
Weighted Average Shares Outstanding:
Basic	256,785	254,088
Diluted	258,399	254,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net income (loss)	$35,545	$(77,663)
Other comprehensive income, net of tax
Foreign currency translation adjustments	6,372	(735)
Fair value of cash flow hedges	70,708	18,058
Share of equity investee's comprehensive income	435	748
Other comprehensive income, net of tax	77,515	18,071
Comprehensive income (loss)	113,060	(59,592)
Less: Net loss attributable to noncontrolling interest	(203)	(87)
Comprehensive income (loss) attributable to Aramark stockholders	$113,263	$(59,505)

	Six Months Ended
	April 1, 2022	April 2, 2021
Net income (loss)	$78,252	$(159,043)
Other comprehensive income, net of tax
Pension plan adjustments	1,779	(975)
Foreign currency translation adjustments	(698)	25,447
Fair value of cash flow hedges	93,485	27,177
Share of equity investee's comprehensive income	695	528
Other comprehensive income, net of tax	95,261	52,177
Comprehensive income (loss)	173,513	(106,866)
Less: Net loss attributable to noncontrolling interest	(107)	(224)
Comprehensive income (loss) attributable to Aramark stockholders	$173,620	$(106,642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income (loss)	$78,252	$(159,043)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	267,803	275,893
Deferred income taxes	5,350	(31,146)
Share-based compensation expense	47,913	34,888
Changes in operating assets and liabilities:
Accounts Receivable	(223,966)	(6,728)
Inventories	(21,920)	17,414
Prepayments and Other Current Assets	(15,632)	86,275
Accounts Payable	1,091	7,819
Accrued Expenses	(250,460)	7,712
Payments made to clients on contracts	(14,977)	(28,854)
Other operating activities	(1,721)	17,631
Net cash (used in) provided by operating activities	(128,267)	221,861
Cash flows from investing activities:
Purchases of property and equipment and other	(173,035)	(148,318)
Disposals of property and equipment	10,003	5,567
Acquisition of certain businesses, net of cash acquired	(72,556)	(37,923)
Acquisition of certain equity method investments	(64,000)	—
Other investing activities	9,769	4,964
Net cash used in investing activities	(289,819)	(175,710)
Cash flows from financing activities:
Proceeds from long-term borrowings	101,878	65,343
Payments of long-term borrowings	(42,821)	(871,748)
Net change in funding under the Receivables Facility	300,000	(315,600)
Payments of dividends	(56,464)	(55,875)
Proceeds from issuance of common stock	23,703	27,277
Other financing activities	(8,483)	(13,028)
Net cash provided by (used in) financing activities	317,813	(1,163,631)
Effect of foreign exchange rates on cash and cash equivalents	(3,012)	8,303
Decrease in cash and cash equivalents	(103,285)	(1,109,177)
Cash and cash equivalents, beginning of period	532,591	2,509,188
Cash and cash equivalents, end of period	$429,306	$1,400,011

	Six Months Ended
(dollars in millions)	April 1, 2022	April 2, 2021
Interest paid	$173.2	$186.3
Income taxes paid (refunded)	10.6	(109.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	42,611			42,611
Other comprehensive income	17,746				17,746
Capital contributions from issuance of common stock	14,084	10	14,074
Share-based compensation expense	24,651		24,651
Repurchases of common stock	(7,157)					(7,157)
Payments of dividends ($0.11 per share)	(30,346)			(30,346)
Balance, December 31, 2021	$2,784,461	$2,953	$3,571,779	$339,822	$(190,265)	$(939,828)
Net income attributable to Aramark stockholders	35,748			35,748
Other comprehensive income	77,515				77,515
Capital contributions from issuance of common stock	12,231	5	12,226
Share-based compensation expense	23,262		23,262
Repurchase of common stock	(758)					(758)
Payments of dividends ($0.11 per share)	(28,254)			(28,254)
Balance, April 1, 2022	$2,904,205	$2,958	$3,607,267	$347,316	$(112,750)	$(940,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends ($0.11 per share)	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)
Net loss attributable to Aramark stockholders	(77,576)			(77,576)
Other comprehensive income	18,071				18,071
Capital contributions from issuance of common stock	20,244	10	20,234
Share-based compensation expense	16,576		16,576
Repurchase of common stock	(2,952)					(2,952)
Payments of dividends ($0.11 per share)	(27,965)			(27,965)
Balance, April 2, 2021	$2,623,537	$2,929	$3,481,729	$315,705	$(255,081)	$(921,745)

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
Standards Not Yet Adopted (from most to least recent date of issuance)
In March 2022, the FASB issued an ASU which eliminates the accounting guidance for troubled debt restructuring for creditors in Accounting Standards Codification 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU requires an entity to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In March 2022, the FASB issued an ASU which expands the scope of existing guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
In January 2021, the FASB issued an ASU which clarifies certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of LIBOR and the reference rate reform standard. The Company may adopt this guidance through December 31, 2022, which generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of this standard.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In March 2020, the FASB issued an ASU which provides optional expedients that may be adopted and applied through December 31, 2022 to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company adopted the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. The Company may adopt the remaining amendments of this standard through December 31, 2022, which generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of this standard.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 1, 2022			April 2, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$35,545			$(77,663)
Foreign currency translation adjustments	4,179	2,193	6,372	(3,486)	2,751	(735)
Fair value of cash flow hedges	95,551	(24,843)	70,708	24,403	(6,345)	18,058
Share of equity investee's comprehensive income	435	—	435	748	—	748
Other comprehensive income	100,165	(22,650)	77,515	21,665	(3,594)	18,071
Comprehensive income (loss)			113,060			(59,592)
Less: Net loss attributable to noncontrolling interest			(203)			(87)
Comprehensive income (loss) attributable to Aramark stockholders			$113,263			$(59,505)

	Six Months Ended
	April 1, 2022			April 2, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$78,252			$(159,043)
Pension plan adjustments	2,480	(701)	1,779	(975)	—	(975)
Foreign currency translation adjustments	(3,931)	3,233	(698)	24,198	1,249	25,447
Fair value of cash flow hedges	126,331	(32,846)	93,485	36,726	(9,549)	27,177
Share of equity investee's comprehensive income	695	—	695	528	—	528
Other comprehensive income	125,575	(30,314)	95,261	60,477	(8,300)	52,177
Comprehensive income (loss)			173,513			(106,866)
Less: Net loss attributable to noncontrolling interest			(107)			(224)
Comprehensive income (loss) attributable to Aramark stockholders			$173,620			$(106,642)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated other comprehensive loss consists of the following (in thousands):

	April 1, 2022	October 1, 2021
Pension plan adjustments	$(22,544)	$(24,323)
Foreign currency translation adjustments	(127,710)	(127,012)
Cash flow hedges	44,236	(49,249)
Share of equity investee's accumulated other comprehensive loss	(6,732)	(7,427)
	$(112,750)	$(208,011)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction gains and losses during the three and six month periods of both fiscal 2022 and 2021 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 1, 2022. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, property liability and related Captive costs. As of April 1, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $137.8 million and $194.3 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including rental merchandise in-service, long-term receivables, investments in 50% or less owned entities, computer software costs and employee sales commissions.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of April 1, 2022 and October 1, 2021 was $273.3 million and $224.6 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both April 1, 2022 and October 1, 2021 was $180.5 million.
Other Current and Noncurrent Liabilities
The Company is self-insured for obligations related to certain risks that are retained under the Company's casualty program, which includes general liability, automobile liability and workers' compensation liability, property liability as well as for employee healthcare benefit programs. Reserves for retained costs associated with the casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on the Company's claims history.
Impact of COVID-19
COVID-19 has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The impact from COVID-19 has caused a deterioration in the Company's revenue, operating income (loss) and net income (loss) and could continue to materially affect the Company's operating results, cash flows and/or financial condition for an extended period of time. COVID-19 related disruptions negatively impacted the Company's financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. The Company's financial results started to improve during the second half of fiscal 2021 and continued to improve during the first half of fiscal 2022 as COVID-19 restrictions were lifted and operations continued to re-open. The ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, which continue to be highly uncertain and cannot be predicted.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
were paid during the six months ended April 1, 2022. Approximately $64.2 million of social security taxes remain deferred, which are recorded as liabilities within "Accrued expenses and other current liabilities" on the Company’s Condensed Consolidated Balance Sheet as of April 1, 2022.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded approximately $21.0 million and $33.2 million of labor related tax credits in the FSS International segment within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three and six months ended April 1, 2022, respectively. The Company recorded approximately $39.5 million and $74.0 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three and six months ended April 2, 2021, of which approximately $4.5 million and $9.2 million were recorded in the Uniform segment and the remainder was recorded in the FSS International segment. The Company does not expect to receive significant additional tax credits during the remainder of fiscal 2022.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
NOTE 2. SEVERANCE:
Beginning in the third quarter of fiscal 2020, the Company made changes to its organization as a result of COVID-19. These actions included headcount reductions, resulting in severance charges during fiscal 2020. As of April 1, 2022 and October 1, 2021, the Company had an accrual of approximately $14.1 million and $24.6 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out through the remainder of fiscal 2022. During both the three and six months ended April 2, 2021, the Company reversed approximately $5.4 million of unpaid obligations related to severance, which were recorded in both "Cost of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (Loss).
Beginning in the fourth quarter of fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As of April 1, 2022 and October 1, 2021, the Company had an accrual of approximately $5.3 million and $9.0 million, respectively, related to unpaid severance obligations within the Uniform segment. The majority of the charges are expected to be paid out through the remainder of fiscal 2022.
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
Changes in total goodwill during the six months ended April 1, 2022 are as follows (in thousands):

Segment	October 1, 2021	Acquisitions	Translation	April 1, 2022
FSS United States	$4,087,936	$983	$14	$4,088,933
FSS International	434,465	25,072	(8,527)	451,010
Uniforms	964,896	—	99	964,995
	$5,487,297	$26,055	$(8,414)	$5,504,938

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	April 1, 2022			October 1, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,371,406	$(446,744)	$924,662	$2,106,423	$(1,173,092)	$933,331
Trade names	1,105,871	(3,431)	1,102,440	1,100,579	(5,288)	1,095,291
	$2,477,277	$(450,175)	$2,027,102	$3,207,002	$(1,178,380)	$2,028,622
Amortization of intangible assets for the six months ended April 1, 2022 and April 2, 2021 was approximately $54.4 million and $57.6 million, respectively.
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	April 1, 2022	October 1, 2021
Senior secured revolving credit facility, due April 2026	$144,521	$71,896
Senior secured term loan facility, due March 2025	1,660,991	1,660,382
Senior secured term loan facility, due April 2026	388,828	406,543
Senior secured term loan facility, due January 2027	834,127	833,643
Senior secured term loan facility, due April 2028	722,573	721,986
5.000% senior notes, due April 2025	595,415	594,719
3.125% senior notes, due April 2025(1)	357,080	374,668
6.375% senior notes, due May 2025	1,485,425	1,483,328
5.000% senior notes, due February 2028	1,140,809	1,140,144
Receivables Facility, due June 2024	300,000	—
Finance leases	140,808	146,368
Other	23,120	18,590
	7,793,697	7,452,267
Less—current portion	(66,575)	(58,850)
	$7,727,122	$7,393,417

(1)	This is a Euro denominated borrowing.
As of April 1, 2022, there were approximately $905.2 million of outstanding foreign currency borrowings.
As of April 1, 2022, the Company had approximately $1,043.8 million of availability under the senior secured revolving credit facility and approximately $100.0 million of availability under the Receivables Facility.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash Flow Hedges
The Company has approximately $3.6 billion notional amount of outstanding interest rate swap agreements as of April 1, 2022, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the six months ended April 1, 2022, the Company entered into $700.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. During the six months ended April 1, 2022, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of April 1, 2022 and October 1, 2021, approximately $44.2 million and ($49.2) million, respectively, of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Interest rate swap agreements	$85,001	$12,169

	Six Months Ended
	April 1, 2022	April 2, 2021
Interest rate swap agreements	$103,327	$10,927
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of April 1, 2022, the Company has contracts for approximately 8.8 million gallons outstanding through March of fiscal 2023. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $1.1 million and a loss of approximately $0.4 million for the three and six months ended April 1, 2022, respectively. The impact on earnings related to the change in fair value of these unsettled contracts were gains of approximately $2.2 million and $5.8 million for the three and six months ended April 2, 2021, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).
As of April 1, 2022, the Company had foreign currency forward exchange contracts outstanding with nominal notional amounts to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on foreign currency exchange contracts are recognized in earnings as the contracts were not designated as hedging instruments, substantially offsetting currency transaction gains and losses on short-term intercompany loans.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 1, 2022	October 1, 2021
ASSETS
Designated as hedging instruments:
Interest rate swap agreements(1)	Other Assets	$66,055	$—

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	2,108	2,551
		$68,163	$2,551

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements	Accounts payable	$6,277	$1,541
Interest rate swap agreements(1)	Other Noncurrent Liabilities	—	65,011
		$6,277	$66,552

Not designated as hedging instruments:
Foreign currency forward exchange contracts	Accounts payable	$122	$27
		$6,399	$66,579

(1)	Interest rate swap position moved from a liability position as of October 1, 2021 to an asset position as of April 1, 2022 due to changes in forward interest rates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location of the loss (gain) reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the loss (gain) for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss) (in thousands):

		Three Months Ended
	Income Statement Location	April 1, 2022	April 2, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$10,550	$12,234
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(3,980)	(3,886)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	43	(505)
		(3,937)	(4,391)
		$6,613	$7,843

		Six Months Ended
	Income Statement Location	April 1, 2022	April 2, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$23,004	$25,799
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(3,945)	(6,027)
Foreign currency forward exchange contracts	Interest and Other Financing Costs, net	95	(103)
		(3,850)	(6,130)
		$19,154	$19,669

At April 1, 2022, the net of tax loss expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $0.8 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended(1)		Six Months Ended(1)
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
FSS United States:
Business & Industry	$243.8	$157.8	$474.5	$312.2
Education	895.4	583.4	1,805.4	1,096.6
Healthcare	301.0	197.0	597.4	383.8
Sports, Leisure & Corrections	450.6	224.2	998.7	450.7
Facilities & Other	447.5	388.6	887.7	753.5
Total FSS United States	2,338.3	1,551.0	4,763.7	2,996.8

FSS International:
Europe	426.8	307.2	857.5	636.4
Rest of World	444.1	370.5	886.6	735.8
Total FSS International	870.9	677.7	1,744.1	1,372.2

Uniform	651.3	591.0	1,301.0	1,194.5

Total Revenue	$3,860.5	$2,819.7	$7,808.8	$5,563.5

(1)
Revenue was favorable during the three and six months ended April 1, 2022 compared to the three and six months ended April 2, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.

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
During the six months ended April 1, 2022, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. For the six months ended April 1, 2022, the Company recognized $218.7 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	April 1, 2022	October 1, 2021
Deferred income	$263.3	$319.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). During the six months ended April 1, 2022, the Company recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Condensed Consolidated Statements of Income (Loss) of approximately $8.5 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the DTAs based on future taxable income expected due to the acquisition of a business. During the three and six months ended April 2, 2021, the Company recorded a valuation allowance against DTAs based on cumulative losses in certain subsidiaries in the FSS International segment of approximately $14.4 million to the "Provision (Benefit) for Income Taxes" within the Condensed Consolidated Statements of Income (Loss).
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
As a result of the CARES Act, the Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" of approximately $12.1 million and $34.3 million during the three and six months ended April 2, 2021, respectively, which reflect the NOLs carried back or expected to be carried back to Pre-Tax Cuts and Jobs Act tax years at 35.0%. In addition, the Company recorded a valuation allowance to the "Provision (Benefit) for Income Taxes" of $10.1 million and $26.2 million during the three and six months ended April 2, 2021, respectively, against certain foreign tax credits that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized. During the second quarter of fiscal 2021, the Company received approximately $93.6 million of proceeds related to the fiscal 2020 income tax return from the NOLs generated in fiscal 2020 as a result of the CARES Act.
NOTE 8. STOCKHOLDERS' EQUITY:
During the six months ended April 1, 2022 and April 2, 2021, the Company paid cash dividends of approximately $56.5 million and $55.9 million to its stockholders, respectively. On May 4, 2022, the Company's Board declared an $0.11 dividend per share of common stock, payable on June 1, 2022, to shareholders of record on the close of business on May 18, 2022.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At April 1, 2022 and October 1, 2021, zero shares of preferred stock were issued or outstanding.
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

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
TBOs	$3.8	$3.6	$8.2	$7.7
TBO-Rs	1.1	1.1	2.4	2.2
RSUs	14.3	11.4	29.4	24.0
PSUs	1.2	—	2.8	—
Deferred Stock Units	0.5	0.5	1.0	1.0
ESPP	2.3	—	4.1	—
	$23.2	$16.6	$47.9	$34.9

Taxes related to share-based compensation	$4.1	$6.0	$8.7	$12.6
Cash Received from Option Exercises/ESPP Purchases	12.0	19.5	23.7	27.3
Tax Provision (Benefit) on Share Deliveries	0.2	(3.6)	0.1	(2.8)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended April 1, 2022:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.2	$13.27
RSUs	2.0	$36.65
PSUs	0.5	$39.71
	3.7
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
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$35,748	$(77,576)	$78,359	$(158,819)
Shares:
Basic weighted-average shares outstanding	257,100	254,508	256,785	254,088
Effect of dilutive securities(1)	1,647	—	1,614	—
Diluted weighted-average shares outstanding	258,747	254,508	258,399	254,088

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.14	$(0.30)	$0.31	$(0.63)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.14	$(0.30)	$0.30	$(0.63)

(1)
Incremental shares of 2.2 million and 2.0 million have been excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended April 2, 2021, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 9.7 million and 9.2 million shares were outstanding for the three months ended April 1, 2022 and April 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.0 million and 1.1 million shares were outstanding for the three months ended April 1, 2022 and April 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
Share-based awards to purchase 9.6 million and 11.6 million shares were outstanding for the six months ended April 1, 2022 and April 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.0 million and 1.1 million shares were outstanding for the six months ended April 1, 2022 and April 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $24.8 million at April 1, 2022 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 1, 2022.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company was involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. During the second quarter of fiscal 2022, the Company resolved the matter by entering into a settlement agreement with the client whereby the Company's obligations totaled approximately $13.6 million, resulting in a reversal of previously reserved amounts of approximately $5.7 million during the three and six months ended April 1, 2022, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 71% of the global revenue is related to food services and 29% is related to facilities services. During the six months ended April 1, 2022 and April 2, 2021, the Company received proceeds of approximately $9.0 million and $10.0 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss). Revenue, operating income (loss) and net income (loss) were favorable during the three and six months ended April 1, 2022 compared to the three and six months ended April 2, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.
Financial information by segment follows (in millions):

	Revenue
	Three Months Ended
	April 1, 2022	April 2, 2021
FSS United States	$2,338.3	$1,551.0
FSS International	870.9	677.7
Uniform	651.3	591.0
	$3,860.5	$2,819.7

	Operating Income (Loss)
	Three Months Ended
	April 1, 2022	April 2, 2021
FSS United States	$82.1	$0.9
FSS International	37.1	12.3
Uniform	56.0	21.7
	175.2	34.9
Corporate	(33.2)	(29.5)
Operating Income	142.0	5.4
Interest and Other Financing Costs, net	89.7	96.3
Income (Loss) Before Income Taxes	$52.3	$(90.9)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Revenue
	Six Months Ended
	April 1, 2022	April 2, 2021
FSS United States	$4,763.7	$2,996.8
FSS International	1,744.1	1,372.2
Uniform	1,301.0	1,194.5
	$7,808.8	$5,563.5

	Operating Income (Loss)
	Six Months Ended
	April 1, 2022	April 2, 2021
FSS United States	$181.1	$(13.9)
FSS International	59.8	9.3
Uniform	114.9	53.8
	355.8	49.2
Corporate	(73.6)	(64.3)
Operating Income (Loss)	282.2	(15.1)
Interest and Other Financing Costs, net	182.7	196.7
Income (Loss) Before Income Taxes	$99.5	$(211.8)
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at April 1, 2022 and October 1, 2021 was $7,806.0 million and $7,580.7 million, respectively. The carrying value of the Company's debt at April 1, 2022 and October 1, 2021 was $7,793.7 million and $7,452.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Next Level Hospitality acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. During the second quarter of fiscal 2022, the unit purchase agreement with the former owners of Next Level was amended to modify the terms and conditions associated with the contingent consideration. The amended agreement includes calendar year 2023, in addition to calendar year 2022 and 2021, as a performance period to earn consideration should Next Level achieve certain adjusted EBITDA levels. The Company accounted for the agreement prospectively and did not modify its allocation of the purchase price for the transaction, which was finalized in fiscal 2021. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the amended agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at both April 1, 2022 and October 1, 2021 was $78.4 million, respectively.
NOTE 14. SUBSEQUENT EVENTS:
Union Supply Group, Inc. ("Union Supply") Acquisition
On April 8, 2022, the Company signed an agreement to acquire Union Supply, a commissary goods and services supplier that will be reported within the FSS United States segment upon closing. Founded in 1991, Union Supply operates within all 50 states and Puerto Rico. The transaction is scheduled to close in the Company's third quarter of fiscal 2022, subject to customary closing conditions and regulatory approvals.
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, the Company announced its intention to spin-off its Uniform segment into an independent publicly traded company to Aramark’s stockholders. The proposed spin-off is intended to be a tax-free transaction to Aramark and its stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed by the end of fiscal 2023, subject to certain customary conditions, including final approval of the Aramark Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended April 1, 2022 and April 2, 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 1, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2021.
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
Our FSS United States reportable segment operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients. Administrative expenses not allocated to our three reportable segments are presented separately as corporate expenses.
Business Update
The COVID-19 pandemic ("COVID-19") has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The impact from COVID-19 has caused a deterioration in our revenue, operating income (loss) and net income (loss) and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continued to improve during the first half of fiscal 2022 as COVID-19 restrictions were lifted and operations continued to re-open. The ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, including the duration and severity of the pandemic (including the spread of COVID-19 variants), our ability to effectively hire and retain personnel and governmental response to the pandemic. These future developments are outside of our control and all are highly uncertain and cannot be predicted.
We continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, which has been heightened by the conflict between Russia and Ukraine, through supply chain initiatives. We have also implemented pricing pass-through, as appropriate, to cover incremental costs. In certain sectors, like Education, there can be a lag in pricing pass-through due to the timing of when prices are determined in the academic year.
In the FSS United States segment, the current environment of our sectors are as follows:
•Education – The academic year continued with nearly all clients holding in-person learning, while managing through some COVID-related interruptions. In Higher Education, meal plans operated at or above pre-COVID levels and retail sales on campuses continued to recover. K-12 continues to participate in universal government-sponsored meal programs with in-person attendance increasing over the course of the school year.

•Sports, Leisure & Corrections – Sports saw increased spending trends and a strong attendance recovery in professional sports. Leisure experienced improved levels of activities within National Parks. Corrections again performed above pre-COVID-19 revenue levels.
•Business & Industry – Companies continued to experience a steady increase of in-person activity, albeit still below pre-pandemic levels. Our clients implemented customized offerings and meal subsidies, helping increase participation rates.
•Facilities & Other – Revenues performed above pre-COVID levels driven by higher levels of activity at existing clients and strong levels of new wins. We continue to offer additional project-oriented add-on services at client locations for safe in-person activity.
•Healthcare – Revenues continue to steadily return towards pre-COVID-19 levels as we served higher levels of patient meals, while retail activity remained lower. We continue to focus on patient and caregiver experiences.
Within the FSS International segment, we continue to recover, returning towards pre-pandemic revenue levels. South America continues to experience strong performance in extractive services. Europe and Canada continue to recover given improved activity levels. China has continued to show revenue growth but has faced elevated lockdown restrictions in certain cities due to the increase in COVID-19 cases. Across the FSS International segment, clients are shifting focus to re-openings with government support programs reduced or terminated.
In the Uniform segment, our business serves a range of clients, focusing on solution-oriented service driving safety and hygiene. Client operations have mostly resumed, which, combined with increasing levels of net new client wins and improved pricing, enabled the segment to surpass pre-pandemic revenue levels.
During the first half of fiscal 2022, we saw continued improved profitability from clients re-opening as COVID-19 restrictions continued to ease as well as from the actions taken to reduce variable and fixed costs. We continue to evaluate and react to the potential effects of a prolonged disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our clients; supply chain disruptions that caused delivery delays, product inflation, lower fill rates and higher substitution rates for a range of products; and greater labor challenges. While we do not have direct operations within Russia, Belarus or Ukraine, the conflict involving these nations heightens the disruption to our supply chain, increases our inflationary costs and may increase our risk of cyberattacks. We expect these items to continue throughout fiscal 2022; however, we continue to evaluate and react in order to take appropriate actions to mitigate the risk in these areas.
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed by the end of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. As described above, during the COVID-19 pandemic, our business and results of operations have not experienced, and may continue to not experience, our historically typical patterns of seasonality.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended April 1, 2022 and April 2, 2021 (dollars in millions).

	Three Months Ended		Change
	April 1, 2022	April 2, 2021	$	%
Revenue	$3,860.5	$2,819.7	$1,040.8	36.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,491.2	2,592.3	898.9	34.7%
Other operating expenses	227.3	222.0	5.3	2.4%
	3,718.5	2,814.3	904.2	32.1%
Operating income	142.0	5.4	136.6	***
Interest and Other Financing Costs, net	89.7	96.3	(6.6)	(6.8)%
Income (Loss) Before Income Taxes	52.3	(90.9)	143.2	157.5%
Provision (Benefit) for Income Taxes	16.8	(13.3)	30.1	226.3%
Net income (loss)	$35.5	$(77.6)	$113.1	145.8%

	Three Months Ended		Change
Revenue by Segment(1)(2)	April 1, 2022	April 2, 2021	$	%
FSS United States	$2,338.3	$1,551.0	$787.3	50.8%
FSS International	870.9	677.7	193.2	28.5%
Uniform	651.3	591.0	60.3	10.2%
	$3,860.5	$2,819.7	$1,040.8	36.9%

	Three Months Ended		Change
Operating Income by Segment(2)	April 1, 2022	April 2, 2021	$	%
FSS United States	$82.1	$0.9	$81.2	***
FSS International	37.1	12.3	24.8	202.0%
Uniform	56.0	21.7	34.3	158.1%
Corporate	(33.2)	(29.5)	(3.7)	12.6%
	$142.0	$5.4	$136.6	***
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 60.6% and 55.0%, FSS International represented 22.5% and 24.0% and Uniform represented 16.9% and 21.0% for the three months ended April 1, 2022 and April 2, 2021, respectively.
(2) Revenue and operating income were favorable during the three months ended April 1, 2022 compared to the three months ended April 2, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.

	Six Months Ended		Change
	April 1, 2022	April 2, 2021	$	%
Revenue	$7,808.8	$5,563.5	$2,245.3	40.4%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,062.3	5,127.9	1,934.4	37.7%
Other operating expenses	464.3	450.7	13.6	3.0%
	7,526.6	5,578.6	1,948.0	34.9%
Operating income (loss)	282.2	(15.1)	297.3	***
Interest and Other Financing Costs, net	182.7	196.7	(14.0)	(7.1)%
Income (Loss) Before Income Taxes	99.5	(211.8)	311.3	147.0%
Provision (Benefit) for Income Taxes	21.3	(52.8)	74.1	140.3%
Net income (loss)	$78.2	$(159.0)	$237.2	149.3%

	Six Months Ended		Change
Revenue by Segment(3)(4)	April 1, 2022	April 2, 2021	$	%
FSS United States	$4,763.7	$2,996.8	$1,766.9	59.0%
FSS International	1,744.1	1,372.2	371.9	27.1%
Uniform	1,301.0	1,194.5	106.5	8.9%
	$7,808.8	$5,563.5	$2,245.3	40.4%

	Six Months Ended		Change
Operating Income (Loss) by Segment(4)	April 1, 2022	April 2, 2021	$	%
FSS United States	$181.1	$(13.9)	$195.0	***
FSS International	59.8	9.3	50.5	***
Uniform	114.9	53.8	61.1	113.6%
Corporate	(73.6)	(64.3)	(9.3)	14.6%
	$282.2	$(15.1)	$297.3	***
*** Not meaningful
(3) As a percentage of total revenue, FSS United States represented 61.0% and 53.9%, FSS International represented 22.3% and 24.6% and Uniform represented 16.7% and 21.5% for the six months ended April 1, 2022 and April 2, 2021, respectively.
(4) Revenue and operating income (loss) were favorable during the six months ended April 1, 2022 compared to the six months ended April 2, 2021 as COVID-19 restrictions were lifted and operations continued to re-open.
Consolidated Overview
Revenue increased by approximately 36.9% and 40.4% during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2022 was primarily attributable to improved business as COVID-19 restrictions were lifted and operations continued to re-open across all of our business segments, net increases in new business and pricing pass-through. In addition, the Next Level Hospitality acquisition, that occurred in third quarter of fiscal 2021, contributed $94.6 million and $186.7 million during the three and six month periods of fiscal 2022, respectively. Foreign currency translation unfavorably impacted revenue for the three and six month periods of fiscal 2022 (approximately 1.5% and 1.1%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and six months ended April 1, 2022 and April 2, 2021.

	Three Months Ended				Six Months Ended
	April 1, 2022		April 2, 2021		April 1, 2022		April 2, 2021
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,148.6	91.9%	$1,441.8	93.0%	$4,364.2	91.6%	$2,791.8	93.2%
FSS International	811.5	93.2%	643.8	95.0%	1,639.9	94.0%	1,320.4	96.2%
Uniform	531.1	81.5%	506.7	85.7%	1,058.2	81.3%	1,015.7	85.0%
	$3,491.2	90.4%	$2,592.3	91.9%	$7,062.3	90.4%	$5,127.9	92.2%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and six months ended April 1, 2022 and April 2, 2021.

	Three Months Ended		Six Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Food and support service costs(1)	25.7%	24.1%	25.6%	24.0%
Personnel costs(2)	49.7%	51.6%	48.8%	51.9%
Other direct costs(3)	24.6%	24.3%	25.6%	24.1%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended April 1, 2022 mainly from COVID-19 restrictions being lifted and operations continuing to re-open and inflationary food costs.
(2) Personnel costs increased during the three and six months ended April 1, 2022 compared to the prior year periods mainly from COVID-19 restrictions being lifted and operations continuing to re-open and inflationary labor costs. However, personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) due to food and support service costs and other direct costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the six months ended April 1, 2022 mainly from increases in client payments related to our revenue contracts from COVID-19 restrictions being lifted and operations continuing to re-open.
Operating income increased by approximately $136.6 million and $297.3 million during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively, driven by improved profitability from clients re-opening after COVID-19 restrictions lifted. The increase in operating income during the three and six month periods of fiscal 2022 was also attributable to lower insurance expenses, mainly related to our medical programs (approximately $23.2 million and $35.1 million), and lower employee incentive expenses.
These increases in operating income during the three and six month periods of fiscal 2022 more than offset lower United States and non-United States governmental labor related tax credits received in relation to COVID-19 (see Note 1 to the condensed consolidated financial statements) and increased inflationary costs, including supply chain challenges from off-program purchases. The increase in operating income during the six month period of fiscal 2022 was partially offset by lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability programs when compared to the six month period of fiscal 2021 (approximately $16.2 million).
Interest and Other Financing Costs, net, decreased 6.8% and 7.1% during the three and six month periods of fiscal 2022 compared to the prior year period, respectively. The decrease during the three and six month periods of fiscal 2022 was primarily due to lower interest from the repayment of the 4.75% Senior Notes due 2026 during the third quarter of fiscal 2021.
The provision for income taxes for the three and six month periods of fiscal 2022 was recorded at an effective tax rate of 32.0% and 21.4%, respectively. The income tax benefit for the three and six month periods of fiscal 2021 was recorded at an effective tax rate of 14.6% and 24.9%, respectively. During the six months ended April 1, 2022, we recorded an income tax benefit of approximately $8.5 million for the reversal of a valuation allowance against deferred tax assets ("DTAs") within a foreign subsidiary due to an acquisition of a business (see Note 7 to the condensed consolidated financial statements). During the three and six month periods of fiscal 2021, we recorded a valuation allowance against DTAs in certain subsidiaries in the FSS International segment from cumulative losses of approximately $14.4 million. As a result of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), we recorded an income tax benefit, net, of approximately $12.1 million and $34.3 million for the three and six months ended April 2, 2021, respectively. This benefit reflects the Net Operating Losses ("NOLs") carried back or expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of

35.0%. In addition, we recorded a valuation allowance of $10.1 million and $26.2 million during the three and six month periods of fiscal 2021, respectively, against certain foreign tax credits that were re-established by the NOL carryback.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	April 1, 2022	April 2, 2021	%	April 1, 2022	April 2, 2021	%
Business & Industry	$243.8	$157.8	54.5%	$474.5	$312.2	52.0%
Education	895.4	583.4	53.5%	1,805.4	1,096.6	64.6%
Healthcare	301.0	197.0	52.8%	597.4	383.8	55.7%
Sports, Leisure & Corrections	450.6	224.2	101.0%	998.7	450.7	121.6%
Facilities & Other	447.5	388.6	15.2%	887.7	753.5	17.8%
	$2,338.3	$1,551.0	50.8%	$4,763.7	$2,996.8	59.0%
Historically, the Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. During the COVID-19 pandemic, operating income margins in the FSS United States sectors differ from our otherwise historical patterns.
FSS United States segment revenue increased by approximately 50.8% and 59.0% during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2022 was primarily attributable to operations re-opening, particularly in our Education sector as more students returned to on-site learning for the fall and spring semesters and our Sports, Leisure & Corrections sector as professional sports stadiums and arenas began to allow fans in attendance, net new business growth and pricing pass-through. In addition, the Next Level Hospitality acquisition, that occurred in third quarter of fiscal 2021, contributed $94.6 million and $186.7 million of revenue during the three and six month periods of fiscal 2022, respectively, to our Healthcare sector.
Operating income increased by approximately $81.2 million and $195.0 million during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was primarily attributable to improved profitability from clients re-opening after COVID-19 restrictions lifted. The increase was also attributable to lower insurance expenses, mainly related to our medical programs (approximately $22.7 million and $32.8 million), and lower employee incentive expenses. The increase in operating income during the three and six month period of fiscal 2022 was partially offset by higher expenses incurred related to new business when compared to the prior year periods as well as increased inflationary costs, including supply chain challenges from off-program purchases. The increase in operating income during the six month period of fiscal 2022 was partially offset by lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability programs when compared to the six month period of fiscal 2021 (approximately $16.2 million).
FSS International Segment
FSS International segment revenue increased by approximately 28.5% and 27.1% during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2022 was primarily attributable to operations re-opening, net new business growth and pricing pass-through, partially offset by the negative impact of foreign currency translation (approximately 6.4% and 4.5%).
Operating income increased by approximately $24.8 million and $50.5 million during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was attributable to improved profitability from clients re-opening after COVID-19 restrictions continued to lift and the reversal of previously reserved amounts related to a client contract dispute (approximately $5.7 million for both periods), which more than offset lower labor related tax credits provided from governmental assistance programs (see Note 1 to the condensed consolidated financial statements) and increased inflationary costs.

Uniform Segment
Uniform segment revenue increased by approximately 10.2% and 8.9% during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2022 was primarily attributable to growth within our uniform rental business as more clients reopened, net increases in new business and improved pricing.
Operating income increased by approximately $34.3 million and $61.1 million during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase in operating income during the three and six month periods of fiscal 2022 was primarily attributable to increased profitability within the uniform rental business driven by client re-openings, improved pricing and lower rental merchandise in-service expense, lower costs as a result of the fiscal 2021 reduction in force and a series of facility consolidations and closures. The increase was also attributable to:
•a prior year non-cash charge related to excess inventory (approximately $5.0 million and $10.0 million); and
•prior year charges related to integration of the Ameripride acquisition (approximately $3.2 million and $6.2 million).
These increases more than offset the lower labor related tax credits provided by government assistance programs in response to COVID-19 (see Note 1 to the condensed consolidated financial statements) and increased inflationary costs.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $3.7 million and $9.3 million during the three and six month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was mainly attributable to higher share-based compensation expense (approximately $6.6 million and $13.0 million) (see Note 9 to the condensed consolidated financial statements). These increases more than offset lower employee incentive expenses for both periods. The six month period of fiscal 2022 also included an unfavorable change in fair value of certain gasoline and diesel agreements (approximately $6.0 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of April 1, 2022, we had $429.3 million of cash and cash equivalents, approximately $1,043.8 million of availability under our senior secured revolving credit facility and approximately $100.0 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of April 1, 2022, there were approximately $905.2 million of outstanding foreign currency borrowings.
While the full impact of COVID-19 on our long-term liquidity remains uncertain, we currently believe that our cash and cash equivalents and availability under our revolving credit facility and Receivables Facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2025. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the impact of COVID-19, including on our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 23, 2021.
The table below summarizes our cash activity (in millions):

	Six Months Ended
	April 1, 2022	April 2, 2021
Net cash (used in) provided by operating activities	$(128.3)	$221.9
Net cash used in investing activities	(289.8)	(175.7)
Net cash provided by (used in) financing activities	317.8	(1,163.6)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
Cash used in operating activities was $128.3 million during the six month period of fiscal 2022, compared to $221.9 million of cash provided by operating activities for the six month period of fiscal 2021. The change was driven by the recovery of our businesses resulting in a use of cash from operating assets and liabilities. The use of cash from the change in operating assets and liabilities more than offset the impact of having net income in the six month period of fiscal 2022 of $78.3 million compared to the net loss in the six month period of fiscal 2021 of $159.0 million as discussed in "Results of Operations" above. The $623.4 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accrued expenses by $258.2 million, generating a use of cash during the six month period of fiscal 2022 compared to a source of cash during the six month period of fiscal 2021 primarily due to the following: payment of $64.2 million of social security taxes in the current year whereas payment was previously deferred in the prior year period as permitted under the CARES Act; higher payments related to the annual bonus; higher recognition of deferred income in our Higher Education business from operations returning; and higher client payments related to our revenue contracts in our Sports business from operations returning following the lifting of COVID-19 restrictions;
•Receivables by $217.2 million generating a greater use of cash during the six month period of fiscal 2022 compared to the six month period of fiscal 2021 as operations increasingly returned following the lifting of COVID-19 restrictions, new business and timing of collections; and
•Prepayments and Other Current Assets by $101.9 million, generating a use of cash during the six month period of fiscal 2022 compared to a source of cash during the six month period of fiscal 2021 mainly from proceeds received in the second quarter of fiscal 2021 related to the fiscal 2020 federal income tax return (approximately $93.6 million).
The six month periods of fiscal 2022 and fiscal 2021 include approximately $44.7 million and $88.9 million, respectively, of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). During the six month periods of fiscal 2022 and 2021, we received proceeds of approximately $1.9 million and $17.0 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. During the six month period of fiscal 2021, we received proceeds of approximately $38.3 million from U.S. governmental entities related to refunds from an accounting method change from a prior tax return year and estimated tax payments being higher than actual due to the impact of COVID-19. The "Other operating activities" caption reflects adjustments to net income (loss) in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during the six month period of fiscal 2022 compared to the six month period of fiscal 2021 due to acquisitions of certain businesses and certain equity method investments.
On April 8, 2022, we signed an agreement to acquire Union Supply, a commissary goods and services supplier that will be reported within the FSS United States segment upon closing. Founded in 1991, Union Supply operates within all 50 states and Puerto Rico. The transaction is scheduled to close in our third quarter of fiscal 2022, subject to customary closing conditions and regulatory approvals.
Cash Flows Provided by (Used in) Financing Activities
During the six month period of fiscal 2022, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($300.0 million).
During the six month period of fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the United States revolving credit facility ($780.0 million);
•repayments under the Receivables Facility ($315.6 million); and
•repayments of term loan borrowings ($42.9 million).
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2022 and fiscal 2021 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of April 1, 2022, we were in compliance with these covenants.

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
On April 22, 2020, as a result of the impact of COVID-19 on our business, Aramark Services Inc. ("ASI") entered into Amendment No. 9 to the Credit Agreement ("Amendment No. 9"). The covenant waiver period outlined in Amendment No. 9 expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the Amendment Adjusted Period Ended April 1, 2022 (as permitted under Amendment No. 9) consists of results from the first quarter of fiscal 2020, the fourth quarter of fiscal 2021, the first quarter of fiscal 2022 and the second quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
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

	Twelve Month Period Ended	Amendment Adjusted Period Ended(1)
(in millions)	April 1, 2022	April 1, 2022
Net income attributable to ASI stockholders	$146.3	$259.6
Interest and other financing costs, net	387.4	355.3
Provision for income taxes	33.4	55.2
Depreciation and amortization	542.6	554.3
Share-based compensation expense(2)	84.1	80.4
Unusual or non-recurring (gains) and losses(3)	(77.1)	—
Pro forma EBITDA for equity method investees(4)	10.5	12.4
Pro forma EBITDA for certain transactions(5)	5.2	0.9
Other(6)(7)	(9.0)	(14.3)
Covenant Adjusted EBITDA	$1,123.4	$1,303.8
(1)    The covenant waiver period outlined in Amendment No. 9 expired at the beginning of the fourth quarter of fiscal 2021. The Consolidated Secured Debt Ratio debt covenant is once again effective and the Amendment Adjusted Period Ended April 1, 2022 (as permitted under Amendment No. 9) consists of results from the first quarter of fiscal 2020, the fourth quarter of fiscal 2021, the first quarter of fiscal 2022 and the second quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.
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
(4)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net income attributable to ASI stockholders. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(5)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(6)    "Other" for the twelve months ended April 1, 2022 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($57.3 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($29.7 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($24.4 million), expenses related to merger and integration related charges ($16.1 million), gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($7.9 million), reversal of charges related to a client contract dispute ($5.7 million), a favorable settlement of a legal matter ($4.7 million), the gain from the insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million), due diligence charges related to acquisitions ($3.1 million), non-cash charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.
(7)    "Other" for the Amendment Adjusted Period Ended April 1, 2022 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($63.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($28.6 million), expenses related to merger and integration related charges ($22.3 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($16.4 million), gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($7.9 million), reversal of charges related to a client contract dispute ($5.7 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($3.3 million), the gain from the insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million), due diligence charges related to acquisitions ($2.2 million), non-cash impairment charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended April 1, 2022 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	5.125x	3.01x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	3.14x
(1)    The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, of 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sales-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's U.S. Term B Loans, which lenders do not benefit from the maximum Consolidated Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes. The Consolidated Secured Debt Ratio debt covenant was calculated per the terms in Amendment No. 9, which consists of results from the first quarter of fiscal 2020, the fourth quarter of fiscal 2021, the first quarter of fiscal 2022 and the second quarter of fiscal 2022, excluding the results of the second quarter of fiscal 2020 through the third quarter of fiscal 2021.

(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio. The Interest Coverage Ratio was calculated based on the twelve months ended April 1, 2022 and was not required to be adjusted similar to the Consolidated Secured Debt Ratio as prescribed under the terms of Amendment No. 9.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 1, 2022. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of April 1, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $137.8 million and $194.3 million, respectively.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 1, 2022 has not materially changed from October 1, 2021 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 23, 2021). See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of April 1, 2022.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of April 1, 2022.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 23, 2021, except as follows:
Risks associated with the proposed spin-off.
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed by the end of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
Executing the proposed spin-off will require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect financial results and results of operations. The proposed spin-off is also complex and subject to potentially unforeseen costs and expenses, including additional general and administrative costs for us and the new independent public company, costs from lost synergies, restructuring costs or other costs and expenses. The proposed spin-off may hinder our ability to retain existing business and operational relationships, including with clients, customers, suppliers and employees, as well as to cultivate new business relationships. The completion of the proposed spin-off and the timing of its completion will be subject to a number of factors and conditions (some of which are outside our control), including receipt of any required consents or approvals within the expected timeframe or at all and the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off, including, but not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals, rulings or clearances, and the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained. There are also risks associated with the expected financing transactions undertaken and indebtedness incurred in connection with the proposed spin-off, including the risk that we may not be able to secure financing on favorable terms or at all. There can be no assurances that we will be able to complete the proposed spin-off on the terms or on the timeline that was announced, if at all. In addition, if the proposed spin-off is completed, the independent publicly traded company may not be able to achieve the full strategic and financial benefits that are expected to result from the proposed spin-off. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2022.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended April 1, 2022 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 1, 2022 and October 1, 2021; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended April 1, 2022 and April 2, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 1, 2022 and April 2, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2022 and April 2, 2021; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended April 1, 2022 and April 2, 2021; and (vi) Notes to condensed consolidated financial statements.

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