Form 10-Q
period 2022-07-01
Aramark
filed 2022-08-09
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-36223
___________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 29, 2022, the number of shares of the registrant's common stock outstanding is 257,716,692.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: the severity and duration of the ongoing COVID-19 pandemic; the pandemic's impact on the United States and global economies, including particularly the client sectors we serve and governmental responses to the pandemic; unfavorable economic conditions; natural disasters, global calamities, climate change, new pandemics, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the headings “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A—Risk Factors—Risks associated with the proposed spin-off" herein and headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2021 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	July 1, 2022	October 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$438,868	$532,591
Receivables (less allowances: $69,122 and $79,644)	2,052,245	1,748,601
Inventories	514,887	412,676
Prepayments and other current assets	192,037	204,987
Total current assets	3,198,037	2,898,855
Property and Equipment, net	2,017,094	2,038,394
Goodwill	5,551,004	5,487,297
Other Intangible Assets	2,150,906	2,028,622
Operating Lease Right-of-use Assets	599,988	587,854
Other Assets	1,471,741	1,335,142
	$14,988,770	$14,376,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$77,506	$58,850
Current operating lease liabilities	70,853	67,280
Accounts payable	908,135	919,090
Accrued expenses and other current liabilities	1,503,411	1,812,213
Total current liabilities	2,559,905	2,857,433
Long-Term Borrowings	8,084,841	7,393,417
Noncurrent Operating Lease Liabilities	318,303	314,378
Deferred Income Taxes and Other Noncurrent Liabilities	1,101,297	1,079,014
Commitments and Contingencies (see Note 12)
Redeemable Noncontrolling Interests	9,163	9,050
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 296,267,332 shares and 294,329,180 shares; and outstanding: 257,704,289 shares and 255,998,119 shares)	2,963	2,943
Capital surplus	3,642,792	3,533,054
Retained earnings	359,339	327,557
Accumulated other comprehensive loss	(148,608)	(208,011)
Treasury stock (shares held in treasury: 38,563,043 shares and 38,331,061 shares)	(941,225)	(932,671)
Total stockholders' equity	2,915,261	2,722,872
	$14,988,770	$14,376,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	July 1, 2022	July 2, 2021
Revenue	$4,127,378	$2,981,220
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,747,828	2,686,138
Depreciation and amortization	132,975	136,197
Selling and general corporate expenses	98,689	84,639
	3,979,492	2,906,974
Operating income	147,886	74,246
Gain on Equity Investment	—	(137,934)
Loss on Defined Benefit Pension Plan Termination	—	60,864
Interest and Other Financing Costs, net	91,466	111,715
Income Before Income Taxes	56,420	39,601
Provision for Income Taxes	15,939	7,039
Net income	40,481	32,562
Less: Net income attributable to noncontrolling interests	152	5
Net income attributable to Aramark stockholders	$40,329	$32,557

Earnings per share attributable to Aramark stockholders:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
Weighted Average Shares Outstanding:
Basic	257,564	255,207
Diluted	259,219	257,374

	Nine Months Ended
	July 1, 2022	July 2, 2021
Revenue	$11,936,167	$8,544,701
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	10,810,111	7,814,008
Depreciation and amortization	400,778	412,090
Selling and general corporate expenses	295,154	259,478
	11,506,043	8,485,576
Operating income	430,124	59,125
Gain on Equity Investment	—	(137,934)
Loss on Defined Benefit Pension Plan Termination	—	60,864
Interest and Other Financing Costs, net	274,168	308,402
Income (Loss) Before Income Taxes	155,956	(172,207)
Provision (Benefit) for Income Taxes	37,223	(45,726)
Net income (loss)	118,733	(126,481)
Less: Net income (loss) attributable to noncontrolling interests	45	(219)
Net income (loss) attributable to Aramark stockholders	$118,688	$(126,262)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.46	$(0.50)
Diluted	$0.46	$(0.50)
Weighted Average Shares Outstanding:
Basic	257,044	254,461
Diluted	258,682	254,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	July 1, 2022	July 2, 2021
Net income	$40,481	$32,562
Other comprehensive (loss) income, net of tax
Pension plan adjustments	—	33,374
Foreign currency translation adjustments	(50,376)	(1,322)
Fair value of cash flow hedges	13,886	2,781
Share of equity investee's comprehensive income	632	33
Other comprehensive (loss) income, net of tax	(35,858)	34,866
Comprehensive income	4,623	67,428
Less: Net income attributable to noncontrolling interests	152	5
Comprehensive income attributable to Aramark stockholders	$4,471	$67,423

	Nine Months Ended
	July 1, 2022	July 2, 2021
Net income (loss)	$118,733	$(126,481)
Other comprehensive income, net of tax
Pension plan adjustments	1,779	32,399
Foreign currency translation adjustments	(51,074)	24,125
Fair value of cash flow hedges	107,371	29,958
Share of equity investee's comprehensive income	1,327	561
Other comprehensive income, net of tax	59,403	87,043
Comprehensive income (loss)	178,136	(39,438)
Less: Net income (loss) attributable to noncontrolling interests	45	(219)
Comprehensive income (loss) attributable to Aramark stockholders	$178,091	$(39,219)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income (loss)	$118,733	$(126,481)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	400,778	412,090
Gain on equity investment	—	(137,934)
Loss on defined benefit pension plan termination	—	60,864
Deferred income taxes	15,340	(27,099)
Share-based compensation expense	71,799	52,638
Changes in operating assets and liabilities:
Accounts Receivable	(333,847)	(42,099)
Inventories	(23,616)	39,288
Prepayments and Other Current Assets	(357)	106,289
Accounts Payable	1,726	(821)
Accrued Expenses	(339,497)	(77,010)
Payments made to clients on contracts	(39,043)	(49,159)
Other operating activities	(14,009)	23,227
Net cash (used in) provided by operating activities	(141,993)	233,793
Cash flows from investing activities:
Purchases of property and equipment and other	(260,137)	(254,340)
Disposals of property and equipment	14,490	10,260
Acquisition of certain businesses, net of cash acquired	(342,633)	(264,393)
Acquisition of certain equity method investments	(64,000)	—
Other investing activities	10,836	5,282
Net cash used in investing activities	(641,444)	(503,191)
Cash flows from financing activities:
Proceeds from long-term borrowings	328,326	898,443
Payments of long-term borrowings	(56,923)	(2,249,100)
Net change in funding under the Receivables Facility	500,000	(315,600)
Payments of dividends	(84,770)	(83,928)
Proceeds from issuance of common stock	35,275	33,925
Other financing activities	(18,384)	(50,698)
Net cash provided by (used in) financing activities	703,524	(1,766,958)
Effect of foreign exchange rates on cash and cash equivalents	(13,810)	10,597
Decrease in cash and cash equivalents	(93,723)	(2,025,759)
Cash and cash equivalents, beginning of period	532,591	2,509,188
Cash and cash equivalents, end of period	$438,868	$483,429

	Nine Months Ended
(dollars in millions)	July 1, 2022	July 2, 2021
Interest paid	$259.0	$288.9
Income taxes paid (refunded)	16.5	(109.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	42,611			42,611
Other comprehensive income	17,746				17,746
Capital contributions from issuance of common stock	14,084	10	14,074
Share-based compensation expense	24,651		24,651
Repurchases of common stock	(7,157)					(7,157)
Payments of dividends ($0.11 per share)	(30,346)			(30,346)
Balance, December 31, 2021	$2,784,461	$2,953	$3,571,779	$339,822	$(190,265)	$(939,828)
Net income attributable to Aramark stockholders	35,748			35,748
Other comprehensive income	77,515				77,515
Capital contributions from issuance of common stock	12,231	5	12,226
Share-based compensation expense	23,262		23,262
Repurchase of common stock	(758)					(758)
Payments of dividends ($0.11 per share)	(28,254)			(28,254)
Balance, April 1, 2022	$2,904,205	$2,958	$3,607,267	$347,316	$(112,750)	$(940,586)
Net income attributable to Aramark stockholders	40,329			40,329
Other comprehensive loss	(35,858)				(35,858)
Capital contributions from issuance of common stock	11,644	5	11,639
Share-based compensation expense	23,886		23,886
Repurchase of common stock	(639)					(639)
Payments of dividends ($0.11 per share)	(28,306)			(28,306)
Balance, July 1, 2022	$2,915,261	$2,963	$3,642,792	$359,339	$(148,608)	$(941,225)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(81,243)			(81,243)
Other comprehensive income	34,106				34,106
Capital contributions from issuance of common stock	10,487	12	10,475
Share-based compensation expense	18,312		18,312
Repurchases of common stock	(10,621)					(10,621)
Payments of dividends ($0.11 per share)	(29,890)			(29,890)
Balance, January 1, 2021	$2,677,139	$2,919	$3,444,919	$421,246	$(273,152)	$(918,793)
Net loss attributable to Aramark stockholders	(77,576)			(77,576)
Other comprehensive income	18,071				18,071
Capital contributions from issuance of common stock	20,244	10	20,234
Share-based compensation expense	16,576		16,576
Repurchase of common stock	(2,952)					(2,952)
Payments of dividends ($0.11 per share)	(27,965)			(27,965)
Balance, April 2, 2021	$2,623,537	$2,929	$3,481,729	$315,705	$(255,081)	$(921,745)
Net income attributable to Aramark stockholders	32,557			32,557
Other comprehensive income	34,866				34,866
Capital contributions from issuance of common stock	6,678	4	6,674
Share-based compensation expense	17,750		17,750
Repurchase of common stock	(1,111)					(1,111)
Payments of dividends ($0.11 per share)	(28,052)			(28,052)
Balance, July 2, 2021	$2,686,225	$2,933	$3,506,153	$320,210	$(220,215)	$(922,856)

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
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In March 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which eliminates the accounting guidance for troubled debt restructuring for creditors in Accounting Standards Codification 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU requires an entity to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The Company early adopted the ASU during the third quarter of fiscal 2022, which did not have a material impact on the condensed consolidated financial statements.
In March 2022, the FASB issued an ASU which expands the scope of existing guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both pre-payable and non-pre-payable financial assets. The Company early adopted the ASU during the third quarter of fiscal 2022, which did not have a material impact on the condensed consolidated financial statements.
In January 2020, the FASB issued an ASU which provided clarification and improvements to existing guidance related to accounting for certain equity securities upon the application or discontinuation of equity method accounting and the measurement of forward contracts and purchased options on certain securities. The guidance was effective for the Company in the first quarter of fiscal 2022. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2021, the FASB issued an ASU which requires that an entity provide certain annual disclosures when they have received government assistance. The guidance is effective for the Company in the first quarter of fiscal 2023 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	July 1, 2022			July 2, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$40,481			$32,562
Pension plan adjustments	—	—	—	51,253	(17,879)	33,374
Foreign currency translation adjustments	(54,183)	3,807	(50,376)	(1,145)	(177)	(1,322)
Fair value of cash flow hedges	18,765	(4,879)	13,886	3,758	(977)	2,781
Share of equity investee's comprehensive income	632	—	632	33	—	33
Other comprehensive (loss) income	(34,786)	(1,072)	(35,858)	53,899	(19,033)	34,866
Comprehensive income			4,623			67,428
Less: Net income attributable to noncontrolling interests			152			5
Comprehensive income attributable to Aramark stockholders			$4,471			$67,423

	Nine Months Ended
	July 1, 2022			July 2, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$118,733			$(126,481)
Pension plan adjustments	2,480	(701)	1,779	50,278	(17,879)	32,399
Foreign currency translation adjustments	(58,114)	7,040	(51,074)	23,053	1,072	24,125
Fair value of cash flow hedges	145,096	(37,725)	107,371	40,484	(10,526)	29,958
Share of equity investee's comprehensive income	1,327	—	1,327	561	—	561
Other comprehensive income	90,789	(31,386)	59,403	114,376	(27,333)	87,043
Comprehensive income (loss)			178,136			(39,438)
Less: Net income (loss) attributable to noncontrolling interests			45			(219)
Comprehensive income (loss) attributable to Aramark stockholders			$178,091			$(39,219)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated other comprehensive loss consists of the following (in thousands):

	July 1, 2022	October 1, 2021
Pension plan adjustments	$(22,544)	$(24,323)
Foreign currency translation adjustments	(178,086)	(127,012)
Cash flow hedges	58,122	(49,249)
Share of equity investee's accumulated other comprehensive loss	(6,100)	(7,427)
	$(148,608)	$(208,011)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction gains and losses during the three and nine month periods of both fiscal 2022 and 2021 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 1, 2022. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, property liability and related Captive costs. As of July 1, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $149.4 million and $194.3 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including employee sales commissions and rental merchandise in-service, long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of July 1, 2022 and October 1, 2021 was $253.8 million and $224.6 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both July 1, 2022 and October 1, 2021 was $180.5 million. During the three and nine months ended July 2, 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a non-cash gain of $137.9 million on the Condensed Consolidated Statements of Income (Loss).
Other Current and Noncurrent Liabilities
The Company is self-insured for obligations related to certain risks that are retained under the Company's casualty program, which includes general liability, automobile liability and workers' compensation liability, as well as for property liability and employee healthcare benefit programs. Reserves for retained costs associated with the casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on the Company's claims history.
Defined Benefit Pension Plan
During the third quarter of fiscal 2021, the Company terminated certain Canadian single-employer defined benefit pension plans and recognized a non-cash loss of $60.9 million on the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended July 2, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Aramark's Intention to Spin-off Uniform Segment
On May 10, 2022, the Company announced its intention to spin-off its Uniform segment into an independent publicly traded company to Aramark’s stockholders. The proposed spin-off is intended to be a tax-free transaction to Aramark and its stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed by the end of fiscal 2023, subject to certain customary conditions, including final approval of the Aramark Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
Impact of COVID-19
COVID-19 has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted the Company's financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. The Company's financial results started to improve during the second half of fiscal 2021 and continue to improve during the nine month period of fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes were paid during the nine months ended July 1, 2022. Approximately $64.2 million of social security taxes remain deferred, which are recorded as liabilities within "Accrued expenses and other current liabilities" on the Company’s Condensed Consolidated Balance Sheet as of July 1, 2022.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded approximately $2.3 million and $35.5 million of labor related tax credits in the FSS International segment within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended July 1, 2022, respectively. The Company recorded approximately $29.0 million and $105.2 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended July 2, 2021, respectively, of which approximately $5.0 million and $14.0 million, respectively, were recorded in the Uniform segment and the remainder was recorded in the FSS International segment. The Company does not expect to receive significant additional tax credits during the remainder of fiscal 2022.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. The Company recorded $5.0 million and $11.0 million during the three and nine months ended July 2, 2021, respectively, related to the employee retention credit in "Cost of services provided (exclusive of depreciation and amortization)" on the Company's Condensed Consolidated Statements of Income (Loss).
NOTE 2. ACQUISITIONS:
Union Supply Group, Inc.
On June 2, 2022, the Company completed the acquisition of Union Supply Group Inc. ("Union Supply"), a commissary goods and services supplier, pursuant to the Stock Purchase Agreement ("Union Supply Purchase Agreement") dated as of April 8, 2022, by and among Aramark Correctional Services, LLC, a wholly owned subsidiary of the Company, and Tom Thomas, in his capacity as the sellers' representative. Upon completion of the acquisition, Union Supply became a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Union Supply was $202.6 million, subject to a working capital adjustment. The Union Supply Purchase Agreement provides for contingent consideration, which the Company may be required to pay if Union Supply achieves certain adjusted EBITDA levels during calendar year 2023. A contingent consideration liability of $40.2 million was recorded as part of the acquisition with a separate amount that will be accounted for as compensation expense to be recognized in earnings over the earnout period. The acquisition was financed utilizing funds from the Receivables Facility.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consideration
The Company has accounted for the Union Supply acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation for the intangible assets and final resolution of post-closing adjustments related to working capital based on the best estimates of management. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the assets and liabilities assigned as of the acquisition date (in thousands):

Current assets	$99,177
Noncurrent assets	215,134
Total assets	$314,311

Current liabilities	$24,934
Noncurrent liabilities	86,757
Total liabilities	$111,691
Intangible Assets
The following table identifies the Company’s allocation of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in millions)	Weighted-Average Estimated Useful Life (in years)
Customer relationship assets	$82.3	15
Trade name	43.0	15
Total intangible assets	$125.3
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
Goodwill
The Company recorded $65.0 million of goodwill in connection with its purchase price allocation relating to the Union Supply acquisition, all of which was recognized in the FSS United States segment. Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. Factors that contributed to the Company's preliminary recognition of goodwill include the Company's intent to complement its existing corrections business and expand its customer base. Goodwill related to the Union Supply acquisition may be revised upon final determination of the purchase price allocation. None of the goodwill recognized is expected to be deductible for income tax purposes.
Revenue and Earnings for Union Supply
Included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended July 1, 2022 was revenues from Union Supply of approximately $21.1 million. Net income in the Company's Consolidated Statements of Income from Union Supply was not material for the three and nine months ended July 1, 2022. The effect of the acquisition on proforma revenue and net income was not material.
Next Level Hospitality ("Next Level") Acquisition
On June 4, 2021, the Company completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities,

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
pursuant to the Unit Purchase Agreement ("Next Level Purchase Agreement") dated as of April 28, 2021, by and among Aramark Healthcare Support Services, LLC, a wholly owned subsidiary of the Company, Aramark Services, Inc. ("ASI"), a wholly owned subsidiary of the Company, Next Level Hospitality Services, LLC, Next Level Stockholders and Seth Gribetz, in his capacity as Stockholder Representative. Next Level is a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Next Level was $226.1 million. In addition, contingent consideration of $78.4 million was recorded as part of the acquisition. The acquisition was financed utilizing cash and cash equivalents on hand.
Consideration
The Company accounted for the Next Level acquisition as a business combination under the acquisition method of accounting. The Company finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.
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
Goodwill
The Company recorded $123.6 million of goodwill in connection with its purchase price allocation relating to the Next Level acquisition, all of which was recognized in the FSS United States segment. Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. Factors that contributed to the Company's recognition of goodwill include the Company's intent to complement its existing healthcare business and expand its customer base. Goodwill related to the Next Level acquisition is deductible for income tax purposes.
NOTE 3. SEVERANCE:
During fiscal 2020, the Company made changes to its organization as a result of COVID-19. These actions included headcount reductions, resulting in severance charges during fiscal 2020. As of July 1, 2022 and October 1, 2021, the Company had an accrual of approximately $9.9 million and $24.6 million, respectively, related to unpaid severance obligations. The majority of the charges are expected to be paid out through the remainder of fiscal 2022. During the nine months ended July 2, 2021, the Company reversed approximately $5.4 million of unpaid obligations related to severance, which were recorded in both "Cost of

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" in the Condensed Consolidated Statements of Income (Loss).
During fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As of July 1, 2022 and October 1, 2021, the Company had an accrual of approximately $4.4 million and $9.0 million, respectively, related to unpaid severance obligations within the Uniform segment. The majority of the charges are expected to be paid out through the remainder of fiscal 2022.
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
Changes in total goodwill during the nine months ended July 1, 2022 are as follows (in thousands):

Segment	October 1, 2021	Acquisitions	Translation	July 1, 2022
FSS United States	$4,087,936	$70,065	$(24)	$4,157,977
FSS International	434,465	25,488	(31,629)	428,324
Uniforms	964,896	—	(193)	964,703
	$5,487,297	$95,553	$(31,846)	$5,551,004
Other intangible assets consist of the following (in thousands):

	July 1, 2022			October 1, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,479,667	$(464,926)	$1,014,741	$2,106,423	$(1,173,092)	$933,331
Trade names	1,141,049	(4,884)	1,136,165	1,100,579	(5,288)	1,095,291
	$2,620,716	$(469,810)	$2,150,906	$3,207,002	$(1,178,380)	$2,028,622
Amortization of intangible assets for the nine months ended July 1, 2022 and July 2, 2021 was approximately $81.1 million and $85.9 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	July 1, 2022	October 1, 2021
Senior secured revolving credit facility, due April 2026	$347,097	$71,896
Senior secured term loan facility, due March 2025	1,661,300	1,660,382
Senior secured term loan facility, due April 2026	366,732	406,543
Senior secured term loan facility, due January 2027	834,372	833,643
Senior secured term loan facility, due April 2028	722,871	721,986
5.000% senior notes, due April 2025	595,770	594,719
3.125% senior notes, due April 2025(1)	336,871	374,668
6.375% senior notes, due May 2025	1,486,500	1,483,328
5.000% senior notes, due February 2028	1,141,148	1,140,144
Receivables Facility, due June 2024	500,000	—
Finance leases	138,309	146,368
Other	31,377	18,590
	8,162,347	7,452,267
Less—current portion	(77,506)	(58,850)
	$8,084,841	$7,393,417

(1)	This is a Euro denominated borrowing.
As of July 1, 2022, there were approximately $873.7 million of outstanding foreign currency borrowings and approximately $848.2 million of availability under the senior secured revolving credit facility.
Receivables Facility
On June 17, 2022, the Company increased the purchase limit available under the Receivables Facility from $400.0 million to $500.0 million, and removed the seasonal tranche which increased the capacity of the Receivables Facility by $100.0 million from October through March. All other terms and conditions of the agreement remained largely unchanged.
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations and exposure to fluctuating gasoline and diesel fuel prices. Derivative instruments utilized during the period include interest rate swap agreements and gasoline and diesel fuel agreements. All derivative instruments are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. For designated hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has approximately $3.6 billion notional amount of outstanding interest rate swap agreements as of July 1, 2022, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the nine months ended July 1, 2022, the Company entered into $700.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. During the nine months ended July 1, 2022, interest rate swaps with notional amounts of $250.0 million matured.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of July 1, 2022 and October 1, 2021,

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
approximately $58.1 million and ($49.2) million, respectively, of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	July 1, 2022	July 2, 2021
Interest rate swap agreements	$12,034	$(8,604)

	Nine Months Ended
	July 1, 2022	July 2, 2021
Interest rate swap agreements	$115,361	$2,323
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of July 1, 2022, the Company has contracts for approximately 7.7 million gallons outstanding through June of fiscal 2023. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts were gains of approximately $1.8 million and $1.4 million for the three and nine months ended July 1, 2022, respectively. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $0.7 million and a gain of approximately $5.1 million for the three and nine months ended July 2, 2021, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 1, 2022	October 1, 2021
ASSETS
Designated as hedging instruments:
Interest rate swap agreements(1)	Prepayments and other current assets	$3,817	$—
Interest rate swap agreements(1)	Other Assets	74,726	—
		$78,543	$—

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	3,946	2,551
		$82,489	$2,551

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements(1)	Accounts payable	$—	$1,541
Interest rate swap agreements(1)	Other Noncurrent Liabilities	—	65,011
		$—	$66,552

(1)	Interest rate swap positions moved from liability positions as of October 1, 2021 to asset positions as of July 1, 2022 due to changes in forward interest rates.
The following table summarizes the location of the loss (gain) reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the loss (gain) for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss) (in thousands):

		Three Months Ended
	Income Statement Location	July 1, 2022	July 2, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$6,731	$12,362
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(4,633)	(1,208)
		$2,098	$11,154

		Nine Months Ended
	Income Statement Location	July 1, 2022	July 2, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$29,735	$38,161
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(8,578)	(7,235)
		$21,157	$30,926

At July 1, 2022, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $18.6 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended(1)		Nine Months Ended(1)
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
FSS United States:
Business & Industry	$296.0	$174.9	$770.5	$487.1
Education	683.5	434.2	2,488.9	1,530.8
Healthcare	312.0	219.2	909.4	603.0
Sports, Leisure & Corrections	727.8	420.6	1,726.5	871.3
Facilities & Other	462.2	400.7	1,349.9	1,154.2
Total FSS United States	2,481.5	1,649.6	7,245.2	4,646.4

FSS International:
Europe	517.9	346.4	1,375.4	982.8
Rest of World	459.8	382.1	1,346.4	1,117.9
Total FSS International	977.7	728.5	2,721.8	2,100.7

Uniform	668.2	603.1	1,969.2	1,797.6

Total Revenue	$4,127.4	$2,981.2	$11,936.2	$8,544.7

(1)	Revenue was favorable during the three and nine months ended July 1, 2022 compared to the three and nine months ended July 2, 2021 as COVID-19 restrictions were lifted and operations re-opened.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the nine months ended July 1, 2022, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation. For the nine months ended July 1, 2022, the Company recognized $267.7 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	July 1, 2022	October 1, 2021
Deferred income	$149.2	$319.3

NOTE 8. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets ("DTAs"). During the nine months ended July 1, 2022, the Company recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Condensed Consolidated Statements of Income (Loss) of approximately $8.5 million for the reversal of a valuation allowance at a subsidiary in the FSS International segment driven by the Company's ability to utilize the DTAs based on future taxable income expected due to the acquisition of a business. During the nine months ended July 2, 2021, the Company recorded a valuation allowance against DTAs based on cumulative losses in certain subsidiaries in the FSS International segment of approximately $14.6 million to the "Provision (Benefit) for Income Taxes" within the Condensed Consolidated Statements of Income (Loss).
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
As a result of the CARES Act, the Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" of approximately $3.8 million and $38.1 million during the three and nine months ended July 2, 2021, respectively, which reflect the NOLs carried back or expected to be carried back to Pre-Tax Cuts and Jobs Act tax years at 35.0%. In addition, the Company recorded a valuation allowance to the "Provision (Benefit) for Income Taxes" of $3.8 million and $30.0 million during the three and nine months ended July 2, 2021, respectively, against certain foreign tax credits that were re-established by the NOL carryback, as it is more likely than not a tax benefit will not be realized. During the second quarter of fiscal 2021, the Company received approximately $93.6 million of proceeds related to the fiscal 2020 income tax return from the NOLs generated in fiscal 2020 as a result of the CARES Act.
The Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" in both the three and nine month periods ended July 2, 2021 of $4.0 million related to the release of certain stranded tax effects when the Company terminated certain Canadian defined benefit pension plans (see Note 1).
NOTE 9. STOCKHOLDERS' EQUITY:
During the nine months ended July 1, 2022 and July 2, 2021, the Company paid cash dividends of approximately $84.8 million and $83.9 million to its stockholders, respectively. On August 2, 2022, the Company's Board declared an $0.11 dividend per share of common stock, payable on August 30, 2022, to shareholders of record on the close of business on August 17, 2022.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At July 1, 2022 and October 1, 2021, zero shares of preferred stock were issued or outstanding.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (Loss) (in millions).

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
TBOs	$4.0	$3.7	$12.2	$11.4
TBO-Rs	1.2	1.2	3.6	3.4
RSUs	14.4	10.7	43.8	34.7
PSUs	1.4	—	4.2	—
Deferred Stock Units	0.5	0.5	1.5	1.5
ESPP	2.4	1.6	6.5	1.6
	$23.9	$17.7	$71.8	$52.6

Taxes related to share-based compensation	$4.2	$5.9	$12.9	$18.5
Cash Received from Option Exercises/ESPP Purchases	11.6	6.6	35.3	33.9
Tax Benefit on Share Deliveries	0.2	0.2	0.1	3.0
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended July 1, 2022:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.2	$13.27
RSUs	2.1	$36.61
PSUs	0.5	$39.70
	3.8
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$40,329	$32,557	$118,688	$(126,262)
Shares:
Basic weighted-average shares outstanding	257,564	255,207	257,044	254,461
Effect of dilutive securities(1)	1,655	2,167	1,638	—
Diluted weighted-average shares outstanding	259,219	257,374	258,682	254,461

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.16	$0.13	$0.46	$(0.50)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.16	$0.13	$0.46	$(0.50)

(1)
Incremental shares of 2.1 million have been excluded from the computation of diluted weighted-average shares outstanding for the nine months ended July 2, 2021, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period.

Share-based awards to purchase 10.0 million and 8.5 million shares were outstanding for the three months ended July 1, 2022 and July 2, 2021, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.0 million and 1.1 million shares were outstanding for the three months ended July 1, 2022 and July 2, 2021, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 9.3 million and 9.4 million shares were outstanding for the nine months ended July 1, 2022 and July 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.0 million and 1.1 million shares were outstanding for the nine months ended July 1, 2022 and July 2, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $26.7 million at July 1, 2022 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 1, 2022.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company was involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. During the second quarter of fiscal 2022, the Company resolved the matter by entering into a settlement agreement with the client whereby the Company's obligations totaled approximately $13.6 million, resulting in a reversal of previously reserved amounts of approximately $5.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss).
NOTE 13. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). In the Company's food and support services segments, approximately 71% of the global revenue is related to food services and 29% is related to facilities services. During the nine months ended July 1, 2022 and July 2, 2021, the Company received proceeds of approximately $9.0 million and $10.0 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income (Loss). Revenue, operating income and net income (loss) were favorable during the three and nine months ended July 1, 2022 compared to the three and nine months ended July 2, 2021 as COVID-19 restrictions were lifted and operations re-opened.
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	July 1, 2022	July 2, 2021
FSS United States	$2,481.5	$1,649.6
FSS International	977.7	728.5
Uniform	668.2	603.1
Total Revenue	$4,127.4	$2,981.2

	Three Months Ended
Operating Income	July 1, 2022	July 2, 2021
FSS United States	$89.1	$44.0
FSS International	34.8	21.0
Uniform	60.5	35.0
Total Segment Operating Income	184.4	100.0
Corporate	(36.5)	(25.8)
Total Operating Income	$147.9	$74.2

	Three Months Ended
Reconciliation to Income Before Income Taxes	July 1, 2022	July 2, 2021
Total Operating Income	$147.9	$74.2
Gain on Equity Investment	—	(137.9)
Loss on Defined Benefit Pension Plan Termination	—	60.9
Interest and Other Financing Costs, net	91.4	111.6
Income Before Income Taxes	$56.5	$39.6

	Nine Months Ended
Revenue	July 1, 2022	July 2, 2021
FSS United States	$7,245.2	$4,646.4
FSS International	2,721.8	2,100.7
Uniform	1,969.2	1,797.6
Total Revenue	$11,936.2	$8,544.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
Operating Income	July 1, 2022	July 2, 2021
FSS United States	$270.2	$30.1
FSS International	94.6	30.3
Uniform	175.4	88.8
Total Segment Operating Income	540.2	149.2
Corporate	(110.1)	(90.1)
Total Operating Income	$430.1	$59.1

	Nine Months Ended
Reconciliation to Income (Loss) Before Income Taxes	July 1, 2022	July 2, 2021
Total Operating Income	$430.1	$59.1
Gain on Equity Investment	—	(137.9)
Loss on Defined Benefit Pension Plan Termination	—	60.9
Interest and Other Financing Costs, net	274.1	308.3
Income (Loss) Before Income Taxes	$156.0	$(172.2)
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at July 1, 2022 and October 1, 2021 was $7,884.7 million and $7,580.7 million, respectively. The carrying value of the Company's debt at July 1, 2022 and October 1, 2021 was $8,162.3 million and $7,452.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition (see Note 2), the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the purchase agreement. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at July 1, 2022 was $40.2 million.
As part of the Next Level Hospitality acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. During the second quarter of fiscal 2022, the unit purchase agreement with the former owners of Next Level was amended to modify the terms and conditions associated with the contingent consideration. The amended agreement includes calendar year 2023, in addition to calendar years 2022 and 2021, as a performance period to earn consideration should Next Level achieve certain adjusted EBITDA levels. The Company

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
accounted for the agreement prospectively and did not modify its allocation of the purchase price for the transaction, which was finalized in fiscal 2021. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the amended agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at July 1, 2022 and October 1, 2021 was $69.1 million and $78.4 million, respectively. During the third quarter of fiscal 2022, the Company paid $9.3 million related to the contingent consideration liability, which was for the calendar 2021 performance period.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended July 1, 2022 and July 2, 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 1, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 23, 2021.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships, we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in three reportable segments: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform").
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
Business Update
The COVID-19 pandemic ("COVID-19") has adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continue to improve during the nine month period of fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened. In addition, the ongoing conflict between Russia and Ukraine has further disrupted global supply chains and heightened volatility and disruption of global financial markets. While we do not have direct operations within Russia, Belarus or Ukraine, the conflict involving these nations has heightened the disruption to our supply chain, triggered inflation in our food and labor costs and may increase our risk of cyberattacks. The impact of these global events on our longer-term operational and financial performance will depend on future developments, including the lingering effects of the COVID-19 pandemic, our ability to effectively hire and retain personnel, governmental response to inflation and the duration and severity of the conflict in Ukraine. These future developments are largely outside of our control and are highly uncertain.
We continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. We continue to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives. We have also implemented pricing pass-throughs, as appropriate, to cover incremental costs. In certain sectors, like Education, there can be a lag in pricing pass-throughs due to the timing of when prices are determined in the academic year.
In the FSS United States segment, the current environment of our sectors are as follows:
•Education – Education saw solid performance through the end of the academic year. In Higher Education and K-12, teams are preparing for the upcoming new school season as well as implementing enhanced pricing strategies for meal plans and on-campus retail outlets.
•Sports, Leisure & Corrections – Sports saw increased spending trends and a strong attendance in professional sports, led by Major League Baseball, and a more consistent concert schedule. Leisure experienced increased guest activity, particularly in National Parks. Corrections again performed above pre-COVID-19 revenue levels and have implemented enhanced pricing strategies.
•Business & Industry – Companies continued to experience a steady increase of in-person activity, albeit still below pre-pandemic levels. Our clients implemented customized offerings and meal subsidies, helping increase participation rates.
•Facilities & Other – Revenues performed above pre-COVID-19 levels driven by higher levels of activity at existing clients and strong levels of new wins. We continue to offer our core business offerings, with an added focus on new engineering solutions and client project services.
•Healthcare – Revenue growth led by increased client activity related to elective surgeries and clinical care. We have also added new offerings, including Ambulatory Surgical Centers.
Within the FSS International segment, we continue to recover, returning to pre-pandemic revenue levels. South America continues to experience strong performance in extractive services. Europe and Canada continue to recover given improved activity levels, especially in sports and entertainment venues. China has continued to show revenue growth despite recent lockdown restrictions in certain cities that occurred due to the increase in COVID-19 cases. Across the FSS International segment, clients continue to focus on re-openings as government support programs eased, while also managing labor shortages.
In the Uniform segment, our business serves a range of clients, focusing on solution-oriented service driving safety and hygiene. Client operations have mostly resumed, which, combined with increasing levels of net new client wins and improved pricing, enabled the segment to continue to surpass pre-pandemic revenue levels.
During fiscal 2022, we saw continued improved profitability from clients re-opening as COVID-19 restrictions continued to ease as well as from effective management of operating costs, including supply chain initiatives, and pricing pass-throughs to mitigate the effects of elevated inflation. We continue to evaluate and react to the effects of a prolonged global disruption and the continued impact on our results of operations. These items may include, but are not limited to: the financial condition of our clients; supply chain disruptions that caused delivery delays, product inflation, lower fill rates and higher substitution rates for a range of products; and greater labor challenges. We expect these items to continue, and we regularly evaluate and react in order to take appropriate actions to mitigate the risk in these areas. We have seen a slight easing in off-program procurement purchases in the third quarter of fiscal 2022.
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
Seasonality
Our revenue and operating results have varied from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our education sector. Our business and results of operations have started to resemble our historically typical patterns of seasonality; however, the lingering effects of the COVID-19 pandemic may still cause atypical patterns in our seasonality.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended July 1, 2022 and July 2, 2021 (dollars in millions).

	Three Months Ended		Change
	July 1, 2022	July 2, 2021	$	%
Revenue	$4,127.4	$2,981.2	$1,146.2	38.4%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,747.8	2,686.1	1,061.7	39.5%
Other operating expenses	231.7	220.9	10.8	4.9%
	3,979.5	2,907.0	1,072.5	36.9%
Operating income	147.9	74.2	73.7	99.2%
Gain on Equity Investment	—	(137.9)	137.9	(100.0)%
Loss on Defined Benefit Plan Termination	—	60.9	(60.9)	(100.0)%
Interest and Other Financing Costs, net	91.4	111.6	(20.2)	(18.1)%
Income Before Income Taxes	56.5	39.6	16.9	42.5%
Provision for Income Taxes	16.0	7.1	8.9	126.4%
Net income	$40.5	$32.5	$8.0	24.3%

	Three Months Ended		Change
Revenue by Segment(1)(2)	July 1, 2022	July 2, 2021	$	%
FSS United States	$2,481.5	$1,649.6	$831.9	50.4%
FSS International	977.7	728.5	249.2	34.2%
Uniform	668.2	603.1	65.1	10.8%
	$4,127.4	$2,981.2	$1,146.2	38.4%

	Three Months Ended		Change
Operating Income by Segment(2)	July 1, 2022	July 2, 2021	$	%
FSS United States	$89.1	$44.0	$45.1	102.5%
FSS International	34.8	21.0	13.8	65.0%
Uniform	60.5	35.0	25.5	72.8%
Corporate	(36.5)	(25.8)	(10.7)	41.2%
	$147.9	$74.2	$73.7	99.2%
(1) As a percentage of total revenue, FSS United States represented 60.1% and 55.3%, FSS International represented 23.7% and 24.5% and Uniform represented 16.2% and 20.2% for the three months ended July 1, 2022 and July 2, 2021, respectively.
(2) Revenue and operating income were favorable during the three months ended July 1, 2022 compared to the three months ended July 2, 2021 as COVID-19 restrictions were lifted and operations re-opened.

	Nine Months Ended		Change
	July 1, 2022	July 2, 2021	$	%
Revenue	$11,936.2	$8,544.7	$3,391.5	39.7%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	10,810.1	7,814.0	2,996.1	38.3%
Other operating expenses	696.0	671.6	24.4	3.6%
	11,506.1	8,485.6	3,020.5	35.6%
Operating income	430.1	59.1	371.0	***
Gain on Equity Investment	—	(137.9)	137.9	(100.0)%
Loss on Defined Benefit Plan Termination	—	60.9	(60.9)	(100.0)%
Interest and Other Financing Costs, net	274.1	308.3	(34.2)	(11.1)%
Income (Loss) Before Income Taxes	156.0	(172.2)	328.2	(190.6)%
Provision (Benefit) for Income Taxes	37.3	(45.7)	83.0	(181.4)%
Net income (loss)	$118.7	$(126.5)	$245.2	(193.9)%

	Nine Months Ended		Change
Revenue by Segment(3)(4)	July 1, 2022	July 2, 2021	$	%
FSS United States	$7,245.2	$4,646.4	$2,598.8	55.9%
FSS International	2,721.8	2,100.7	621.1	29.6%
Uniform	1,969.2	1,797.6	171.6	9.5%
	$11,936.2	$8,544.7	$3,391.5	39.7%

	Nine Months Ended		Change
Operating Income by Segment(4)	July 1, 2022	July 2, 2021	$	%
FSS United States	$270.2	$30.1	$240.1	***
FSS International	94.6	30.3	64.3	211.8%
Uniform	175.4	88.8	86.6	97.5%
Corporate	(110.1)	(90.1)	(20.0)	22.2%
	$430.1	$59.1	$371.0	***
*** Not meaningful
(3) As a percentage of total revenue, FSS United States represented 60.7% and 54.4%, FSS International represented 22.8% and 24.6% and Uniform represented 16.5% and 21.0% for the nine months ended July 1, 2022 and July 2, 2021, respectively.
(4) Revenue and operating income were favorable during the nine months ended July 1, 2022 compared to the nine months ended July 2, 2021 as COVID-19 restrictions were lifted and operations re-opened.
Consolidated Overview
Revenue increased by approximately 38.4% and 39.7% during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2022 was primarily attributable to improved business as COVID-19 restrictions were lifted and operations re-opened across all of our business segments, net increases in new business and pricing pass-throughs. In addition, the Next Level Hospitality acquisition, that occurred in third quarter of fiscal 2021, contributed $72.9 million and $259.6 million more during the three and nine month periods of fiscal 2022 compared to the three and nine month periods of fiscal 2021, respectively. Foreign currency translation unfavorably impacted revenue for the three and nine month periods of fiscal 2022 (approximately 3.8% and 2.0%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and nine months ended July 1, 2022 and July 2, 2021.

	Three Months Ended				Nine Months Ended
	July 1, 2022		July 2, 2021		July 1, 2022		July 2, 2021
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,282.6	91.9%	$1,496.0	90.7%	$6,646.8	91.7%	$4,287.8	92.3%
FSS International	921.3	94.2%	684.3	93.9%	2,561.2	94.1%	2,004.7	95.4%
Uniform	543.9	81.4%	505.8	83.9%	1,602.1	81.4%	1,521.5	84.6%
	$3,747.8	90.8%	$2,686.1	90.1%	$10,810.1	90.6%	$7,814.0	91.4%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and nine months ended July 1, 2022 and July 2, 2021.

	Three Months Ended		Nine Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Food and support service costs(1)	26.8%	24.1%	26.0%	24.0%
Personnel costs(2)	47.5%	51.3%	48.4%	51.7%
Other direct costs(3)	25.7%	24.6%	25.6%	24.3%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended July 1, 2022 mainly from COVID-19 restrictions being lifted and operations continuing to re-open and inflationary food costs.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended July 1, 2022 due to food and support service costs and other direct costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a slightly higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the nine months ended July 1, 2022 mainly from increases in client payments related to our revenue contracts from COVID-19 restrictions being lifted and operations continuing to re-open.
Operating income increased by approximately $73.7 million and $371.0 million during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively, driven by improved profitability from clients re-opening after COVID-19 restrictions lifted and effective cost management. The increase in operating income during the three and nine month periods of fiscal 2022 also benefited from lower insurance expenses, mainly related to our medical and risk programs (approximately $10.3 million and $33.8 million), and prior year non-cash charges related to excess inventory (approximately $8.0 million and $19.6 million).
These increases in operating income during the three and nine month periods of fiscal 2022 more than offset lower United States and non-United States governmental labor related tax credits received in relation to COVID-19 (see Note 1 to the condensed consolidated financial statements), increased inflationary costs, including supply chain challenges from off-program purchases, higher expenses incurred related to new business when compared to the prior year periods and the negative impact of foreign currency translation (approximately $5.0 million and $6.2 million). The increase in operating income during the nine month period of fiscal 2022 was partially offset by lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability programs when compared to the nine month period of fiscal 2021 (approximately $16.2 million).
During the three and nine month periods ended July 2, 2021, a non-cash gain related to an equity investment of approximately $137.9 million was recorded, which was partially offset by a non-cash loss from the termination of certain defined benefit pension plans of approximately $60.9 million.
Interest and Other Financing Costs, net, decreased 18.1% and 11.1% during the three and nine month periods of fiscal 2022 compared to the prior year period, respectively. The decrease during the three and nine month periods of fiscal 2022 was primarily due to lower interest from the repayment of the 4.750% Senior Notes due 2026 ("2026 Notes") during the third quarter of fiscal 2021. The decrease was also due to approximately $18.7 million of charges related to the repayment of the 2026 Notes during the third quarter of fiscal 2021, including approximately $11.9 million of a call premium payment and $6.8 million related to the write-off of unamortized debt issuance costs.
The provision for income taxes for the three and nine month periods of fiscal 2022 was recorded at an effective tax rate of 28.3% and 23.9%, respectively. The provision for income taxes for the three month period of fiscal 2021 was recorded at an effective tax rate of 17.8% and the benefit for income taxes for the nine month period of fiscal 2021 was recorded at an effective rate of 26.6%. During the nine months ended July 1, 2022, we recorded an income tax benefit of approximately $8.5 million for the reversal of a valuation allowance against deferred tax assets ("DTAs") within a subsidiary in the FSS International segment due to an acquisition of a business (see Note 8 to the condensed consolidated financial statements). During the nine month period of fiscal 2021, we recorded a valuation allowance against DTAs in certain subsidiaries in the FSS International segment from cumulative losses of approximately $14.6 million. As a result of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), we recorded an income tax benefit, net, of approximately $3.8 million and $38.1 million for the three and nine months ended July 2, 2021, respectively. This benefit reflects the net operating losses ("NOLs") carried back or expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of 35.0%. In addition, we recorded a valuation allowance of $3.8 million and $30.0 million during the three and nine month periods of fiscal 2021, respectively, against certain foreign tax credits that were re-established by the NOL carryback. We recorded a net benefit to the provision (benefit) for income taxes in both the three and nine months ended July 2, 2021 of $4.0 million related to the release of certain stranded tax effects when we terminated certain Canadian defined benefit pension plans (see Note 1 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	July 1, 2022	July 2, 2021	%	July 1, 2022	July 2, 2021	%
Business & Industry	$296.0	$174.9	69.2%	$770.5	$487.1	58.2%
Education	683.5	434.2	57.4%	2,488.9	1,530.8	62.6%
Healthcare	312.0	219.2	42.3%	909.4	603.0	50.8%
Sports, Leisure & Corrections	727.8	420.6	73.0%	1,726.5	871.3	98.2%
Facilities & Other	462.2	400.7	15.3%	1,349.9	1,154.2	17.0%
	$2,481.5	$1,649.6	50.4%	$7,245.2	$4,646.4	55.9%
Historically, the Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. During the COVID-19 pandemic, operating income margins in the FSS United States sectors differ from our otherwise historical patterns.
FSS United States segment revenue increased by approximately 50.4% and 55.9% during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2022 was primarily attributable to operations re-opening across all sectors, particularly in our Sports, Leisure & Corrections sector as professional sports stadiums and arenas began to allow fans in attendance, net new business growth and pricing pass-throughs. In addition, the Next Level Hospitality acquisition, that occurred in third quarter of fiscal 2021, contributed $72.9 million and $259.6 million more of revenue during the three and nine month periods of fiscal 2022 compared to the three and nine month periods of fiscal 2021, respectively, to our Healthcare sector.
Operating income increased by approximately $45.1 million and $240.1 million during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was primarily attributable to improved profitability from clients re-opening after COVID-19 restrictions lifted and effective cost management. The increase also benefited from lower insurance expenses, mainly related to our medical and risk programs (approximately $10.3 million and $31.6 million), and lower employee incentive expenses. The increase in operating income during the three and nine month period of fiscal 2022 was partially offset by higher expenses incurred related to new business when compared to the prior year periods as well as increased inflationary costs, including supply chain challenges from off-program purchases. The increase in operating income during the nine month period of fiscal 2022 was partially offset by lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability programs when compared to the nine month period of fiscal 2021 (approximately $16.2 million).

FSS International Segment
FSS International segment revenue increased by approximately 34.2% and 29.6% during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2022 was primarily attributable to operations re-opening, net new business growth and pricing pass-throughs, partially offset by the negative impact of foreign currency translation (approximately 14.9% and 8.1%).
Operating income increased by approximately $13.8 million and $64.3 million during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was attributable to improved profitability from clients re-opening after COVID-19 restrictions continued to lift, which more than offset lower labor related tax credits provided from governmental assistance programs (see Note 1 to the condensed consolidated financial statements), increased inflationary costs and the negative impact of foreign currency translation (approximately $4.5 million and $6.1 million). The increase during the nine month period of fiscal 2022 compared to the prior year period is also due to the reversal of previously reserved amounts related to the resolution of a client contract dispute (approximately $5.7 million).
Uniform Segment
Uniform segment revenue increased by approximately 10.8% and 9.5% during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2022 was primarily attributable to growth within our uniform rental business as more clients re-opened, net increases in new business and improved pricing.
Operating income increased by approximately $25.5 million and $86.6 million during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase in operating income during the three and nine month periods of fiscal 2022 was primarily attributable to increased profitability within the uniform rental business driven by client re-openings and net new business, improved pricing, lower rental merchandise in-service expense and lower costs as a result of the fiscal 2021 reduction in headcount. The increase was also attributable to:
•a prior year non-cash charge related to excess inventory (approximately $7.1 million and $17.1 million); and
•prior year charges related to integration of the Ameripride acquisition (approximately $3.8 million and $9.9 million).
These increases more than offset the lower labor related tax credits provided by government assistance programs in response to COVID-19 (see Note 1 to the condensed consolidated financial statements) and increased inflationary costs.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by approximately $10.7 million and $20.0 million during the three and nine month periods of fiscal 2022 compared to the prior year periods, respectively. The increase was mainly attributable to higher share-based compensation expense (approximately $6.2 million and $19.2 million) (see Note 10 to the condensed consolidated financial statements) and accounting and legal fees related to our intention to spin-off the Uniform segment (approximately $1.5 million). The nine month period of fiscal 2022 included an unfavorable change in fair value of certain gasoline and diesel agreements (approximately $5.2 million) offset by lower employee incentive expenses.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of July 1, 2022, we had $438.9 million of cash and cash equivalents and approximately $848.2 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of July 1, 2022, there were approximately $873.7 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and availability under our revolving credit facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2025. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable; however, due to the unprecedented current environment, we cannot assure that our assumptions will be correct and, as a consequence, our ability to be predictive is uncertain. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 23, 2021 and Part II, Item 1A, "Risk Factors—Risks associated with the proposed spin-off" herein.

The table below summarizes our cash activity (in millions):

	Nine Months Ended
	July 1, 2022	July 2, 2021
Net cash (used in) provided by operating activities	$(142.0)	$233.8
Net cash used in investing activities	(641.4)	(503.2)
Net cash provided by (used in) financing activities	703.5	(1,767.0)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows (Used in) Provided by Operating Activities
Cash used in operating activities was $142.0 million during the nine month period of fiscal 2022, compared to $233.8 million of cash provided by operating activities for the nine month period of fiscal 2021. The change was driven by the recovery of our businesses resulting in a use of cash from operating assets and liabilities. The use of cash from the change in operating assets and liabilities more than offset the impact of having net income in the nine month period of fiscal 2022 of $118.7 million compared to the net loss in the nine month period of fiscal 2021 of $126.5 million as discussed in "Results of Operations" above. The $721.2 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Receivables by $291.7 million generating a greater use of cash during the nine month period of fiscal 2022 compared to the nine month period of fiscal 2021 as operations increasingly returned following the lifting of COVID-19 restrictions, new business and timing of collections;
•Accrued expenses by $262.5 million, generating a greater use of cash during the nine month period of fiscal 2022 compared to the nine month period of fiscal 2021 primarily due to the following: payment of social security taxes in the current year whereas payment was previously deferred in the prior year period as permitted under the CARES Act (see Note 1 to the condensed consolidated financial statements); higher payments related to the annual bonus; and higher recognition of deferred income in our Higher Education business and higher client payments related to our revenue contracts in our Sports business from operations returning following the lifting of COVID-19 restrictions;
•Prepayments and Other Current Assets by $106.6 million, generating a use of cash during the nine month period of fiscal 2022 compared to a source of cash during the nine month period of fiscal 2021 mainly from proceeds received in the second quarter of fiscal 2021 related to the fiscal 2020 federal income tax return (see Note 8 to the condensed consolidated financial statements); and
•Inventory by $62.9 million, generating a use of cash during the nine month period of fiscal 2022 compared to a source of cash during the nine month period of fiscal 2021 as operations increasingly returned following the lifting of COVID-19 restrictions and new business.
The nine month periods of fiscal 2022 and fiscal 2021 include approximately $53.7 million and $129.8 million, respectively, of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the condensed consolidated financial statements). During the nine month periods of fiscal 2022 and 2021, we received proceeds of approximately $1.9 million and $17.0 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. During the nine month period of fiscal 2021, we received proceeds of approximately $38.3 million from United States governmental entities related to refunds from an accounting method change from a prior tax return year and estimated tax payments being higher than actual due to the impact of COVID-19. The "Other operating activities" caption reflects adjustments to net income (loss) in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during the nine month period of fiscal 2022 compared to the nine month period of fiscal 2021 due to a higher level of acquisitions of certain businesses and certain equity method investments in fiscal 2022. During the third quarter of fiscal 2022, we acquired Union Supply for $202.6 million, and during the third quarter of fiscal 2021, we acquired Next Level for $226.1 million (see Note 2 to the condensed consolidated financial statements).
Cash Flows Provided by (Used in) Financing Activities
During the nine month period of fiscal 2022, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($500.0 million) and borrowing under the United States revolving credit facility ($289.5 million).
During the nine month period of fiscal 2021, cash used in financing activities was impacted by the following:

•the repayment of borrowings under the United States revolving credit facility ($780.0 million);
•repayment of the aggregate principal amount of the 2026 Notes ($500.0 million);
•repayments under the Receivables Facility ($315.6 million);
•net repayments of term loan borrowings ($64.8 million); and
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including debt issuance costs ($17.5 million) and the call premium ($11.9 million) from the repayment of the 2026 Notes.
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2022 and fiscal 2021 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes and payments of contingent consideration recognized for certain acquisitions.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of July 1, 2022, we were in compliance with these covenants.
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
The following is a reconciliation of net income (loss) attributable to ASI stockholder, which is a U.S. GAAP measure of ASI's operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of

ASI and its restricted subsidiaries only and does not include the results of Aramark.

	Twelve Months Ended
(in millions)	July 1, 2022	July 2, 2021
Net income (loss) attributable to ASI stockholders	$154.1	$(274.9)
Interest and other financing costs, net	367.1	417.6
Provision (benefit) for income taxes	42.3	(99.8)
Depreciation and amortization	539.4	563.3
Share-based compensation expense(1)	90.2	67.6
Unusual or non-recurring (gains) and losses(2)	—	(77.1)
Pro forma EBITDA for equity method investees(3)	9.4	10.4
Pro forma EBITDA for certain transactions(4)	16.5	15.1
Other(5)(6)	(17.1)	252.9
Covenant Adjusted EBITDA	$1,201.9	$875.1
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 10 to the condensed consolidated financial statements).
(2)    Represents the fiscal 2021 non-cash gain from an observable price change related to an equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
(3)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net Income (Loss) Attributable to ASI stockholders. EBITDA for this equity method investee is calculated in a manner consistent with consolidated Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(4)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(5)    "Other" for the twelve months ended July 1, 2022 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($63.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($32.7 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($16.4 million), expenses related to merger and integration related charges ($12.2 million), gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($7.9 million), reversal of charges related to a client contract dispute ($5.7 million), the gain from the insurance proceeds received related to property damage from a tornado in Nashville ($4.0 million), charges related to our intention to spin-off the Uniform segment ($3.4 million), the impact of hyperinflation in Argentina ($3.0 million), due diligence charges related to acquisitions ($2.7 million), non-cash charges related to information technology assets ($2.2 million) and other miscellaneous expenses.
(6)    "Other" for the twelve months ended July 2, 2021 includes labor charges, incremental expenses and other expenses associated with closed or partially closed client locations resulting from the COVID-19 pandemic, net of United States and non-United States governmental labor related credits ($123.8 million), non-cash impairment charges related to various assets ($34.3 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($25.5 million), severance charges ($20.0 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($19.6 million), charges related to a client contract dispute ($17.9 million), expenses related to merger and integration related charges ($16.4 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($8.7 million), a favorable non-cash settlement of a multiemployer pension plan obligation ($6.7 million), a favorable settlement of a legal matter ($4.7 million), non-cash charges related to information technology assets ($4.2 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), the impact of hyperinflation in Argentina ($2.3 million) and other miscellaneous expenses.

Our covenant requirement and actual ratio for the twelve months ended July 1, 2022 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	5.125x	3.58x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	2.000x	3.34x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 1, 2022. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of July 1, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $149.4 million and $194.3 million, respectively.

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 1, 2022 has not materially changed from October 1, 2021 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 1, 2021 filed with the SEC on November 23, 2021). See Note 5 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of our debt obligations as of July 1, 2022.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of July 1, 2022.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2022.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended July 1, 2022 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 1, 2022 and October 1, 2021; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended July 1, 2022 and July 2, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 1, 2022 and July 2, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2022 and July 2, 2021; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended July 1, 2022 and July 2, 2021; and (vi) Notes to condensed consolidated financial statements.

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