Form 10-K
period 2022-09-30
Aramark
filed 2022-11-22
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 30, 2022 Commission File Number: 001-36223

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

As of April 1, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $9,829.8 million.
As of October 28, 2022, the number of shares of the registrant's common stock outstanding is 258,744,250.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2023 Annual Meeting of Stockholders, to be held on February 3, 2023, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 30, 2022.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as "outlook," "aim," "anticipate," "are or remain or continue to be confident," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, actual results or outcomes may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, including the ongoing COVID-19 pandemic, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; environmental regulations; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the Securities and Exchange Commission (the "SEC"). As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company”, “we” or “us”) is a leading global provider of food, facilities and uniform services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Based on total revenue in fiscal 2022, we hold a top 3 position in North America in food and facilities services and the #2 position in North America in uniform services. Internationally, we hold a top 3 position in food and facilities services based on total revenue in fiscal 2022 in most countries in which we have significant operations. Our approximately 273,875 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of customers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our revenue and operating income by our reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform

FY 2022 Revenue(a):	$10,030.8	$3,656.4	$2,639.4
FY 2022 Operating Income(a):	$449.0	$112.5	$218.1
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry; sports, leisure & corrections; education; healthcare; and facilities and other	Business & industry; sports, leisure & corrections; education; healthcare; and facilities and other	Business; public institutions; manufacturing; transportation; and service industries
(a) Dollars in millions. Operating income excludes $151.2 million related to corporate expenses.
In fiscal 2022, we generated $16.3 billion of revenue, $628.4 million of operating income and $194.5 million of net income attributable to Aramark stockholders.
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
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the second half of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on

Form 10 to be filed with the SEC and the receipt of other regulatory approvals. Refer to Note 15 to the audited consolidated financial statements for the Uniform segment financial disclosures.
Recent Developments
Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened. In addition, the ongoing conflict between Russia and Ukraine, countries in which we do not have direct operations, further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in our food and labor costs, increased market interest rates and has driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, our interest rate hedging strategy, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.
We continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. Throughout fiscal 2022, we saw continued improved profitability from clients re-opening as COVID-19 restrictions eased as well as from effective management of operating costs, including supply chain initiatives, and pricing pass-throughs to mitigate the effects of elevated inflation. We continue to evaluate and react to the effects of a prolonged global disruption, including items such as inflationary pressures on food and product costs, greater labor challenges and the financial condition of our clients in certain businesses. We expect these challenges to continue into fiscal 2023, and we regularly evaluate and react in order to take appropriate actions to mitigate the risk in these areas.
Food and Support Services
Our Food and Support Services segments manage a number of interrelated services, including food, hospitality, procurement and facility services, for school districts, colleges & universities, healthcare & senior living facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.
We are the exclusive provider of food and beverage services at most of the locations we serve and are responsible for hiring, training and supervising the majority of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. Our facilities services capabilities are broad, and include plant operations and maintenance, custodial/housekeeping, energy management, grounds keeping and capital project management. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals and senior living), our clients provide us with a captive customer base through their on-site employees, students and patients. At sports, entertainment and recreational facilities, our clients attract patrons to their site, usually for specific events such as sporting events, concerts and conventions.
We manage our Food and Support Services business in two geographic reportable segments split between our United States and International operations. In fiscal 2022, our FSS United States segment generated $10,030.8 million in revenue, or 62% of our total revenue, and our FSS International segment generated $3,656.4 million in revenue, or 22% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of United States government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 19 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
In the FSS United States segment, the range of services provided by sector are as follows:
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,320 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.

Healthcare. We provide a wide range of non-clinical food and food-related support services to approximately 652 healthcare and senior living clients and more than 733 facilities. Our food and food-related services include patient food and nutrition, retail food, environmental services and procurement services.
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
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve hundreds of venues for professional (including minor league affiliates) and college sports teams, including 28 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and at more than 100 colleges and universities. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms.
Facilities & Other. We provide a variety of support services to more than 435 facilities clients and more than 800 locations. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in each of the sectors. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Spain and the United Kingdom. We also have a strong presence in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan. There are particular risks associated with our international operations. Please see Item 1A. “Risk Factors.”
Purchasing
We negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers and suppliers. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including volume discounts, rebates and other applicable credits. See “Types of Contracts” below. We purchase most products and other items through food service distribution companies, including Sysco Corporation ("Sysco"), US Foods, Performance Food Group and other regional distributors. Sysco is our primary distributor with respect to our food and facilities business, while US Foods is our primary distributor with respect to our procurement services business. Our distributors are responsible for tracking our orders and delivering products to our specific locations. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.
The terms of our agreements with our distributors vary. Some agreements are for an indefinite term, subject to termination by either party after a notice period, which is generally 60 to 120 days, while others are for a fixed term with termination rights only for cause. The pricing and other financial terms of these agreements are renegotiated periodically.
Our relationship with Sysco is important to our operations and we have had distribution agreements in place for over 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2022, Sysco distributed approximately 46% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2022, approximately two-thirds of our Food and Support Services revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing", we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2022, approximately one-third of our Food and Support Services revenue was derived from client interest contracts.
In response to the early stages of the COVID-19 pandemic, in certain instances, mainly within the Business & Industry sector, we renegotiated contract terms by temporarily transitioning from profit and loss contracts to client interest contracts in order to mitigate lost profits. As COVID restrictions lifted and operations re-opened, we are working with our clients to transition back to profit and loss contracts, as appropriate.
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
•innovation;
•reputation within the industry;
•pricing;
•financial strength and stability; and
•purchasing scale.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. Recently, our business and results of operations have started to resemble our historically typical patterns of seasonality following the disruption caused by COVID-19.
Uniform
Our Uniform segment provides a full-service employee uniform solution, resulting in a contracted and recurring revenue model. The customer base is serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, managed restroom and first aid services. Customers operate in a wide range of industries in the United States and Canada.
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
In fiscal 2022, our Uniform segment generated $2,639.4 million in revenue, or 16% of our total revenue.
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
Operations
We operate our uniform rental business using a network of over 350 laundry plants, satellite plants, depots, distribution centers and manufacturing plants supporting approximately 3,450 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance. We conduct our direct marketing activities principally from our facilities in Salem, Virginia; Norwell and Rockland, Massachusetts; Reno, Nevada; and Phoenix, Arizona. We market our own brands of apparel and offer a variety of customized personalization options such as embroidery and logos. We also source uniforms and other products to our specifications from a number of domestic and international suppliers and also manufacture a significant portion of our uniform requirements. We purchase uniform and textile products as well as equipment and supplies from domestic and international suppliers. The loss of any one supplier would not have a significant impact on us. We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs.
Sales and Marketing
Our sales representatives and route sales drivers are responsible for selling our services to current and potential clients and developing new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our clients frequently come to us through client referrals, either from our uniform rental business or from our other service offerings. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling client requirements regarding the outfitting of new client employees and other customer service needs.
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
Be Well. Do Well. - Our Sustainability Plan
Be Well. Do Well. is Aramark’s sustainability plan and directly connects to our mission: Because we’re rooted in service, we do great things for our people, our partners, our communities, and our planet. As part of this 5-year strategy, introduced in 2019, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders, and other stakeholders. Our strategic people and planet goals convey our priorities and ambitions, focusing our efforts and inspiring our organization. Our people goal is to enable equity and well-being for millions of people, including our employees, customers, communities, and people in our supply chain. The "Human Capital" section below provides examples of this work. Our planet goal is to promote planetary health on our path to net zero. On November 17, 2021, we announced our commitment to set science-based targets to reduce greenhouse gas ("GHG") emissions, in line with the Science Based Targets initiative ("SBTi"). This commitment is in addition to our previously announced goal to reduce GHG emissions by 15%, from our 2019 baseline, by the end of 2025 (in the United States). In October 2022, we submitted near and long-term targets for validation aligned with SBTi’s Net-Zero Standard. As the food we purchase and serve accounts for a significant percentage of our total GHG emissions, we have therefore also signed the World Resources Institute Cool Food Pledge, through which we commit to reduce our United States food-related emissions 25% by 2030 from a 2019 baseline.
Our Board of Directors oversees our Environmental, Social and Governance ("ESG") goals and objectives, and supports implementation of our ESG priorities and commitments, progress towards which we will report in our 2022 Be Well. Do Well. Progress Report, to be released in early 2023. Our reporting aligns with multiple frameworks and standards including Sustainability Accounting Standards Board (SASB), the Global Reporting Initiative (GRI) and the Task Force on Climate-Related Financial Disclosures (TCFD). Aramark also submits a disclosure annually to CDP’s (formerly the Carbon Disclosure Project) climate and forest questionnaires, with responses available publicly. You can read more about Be Well. Do Well. and broader programs and initiatives on our website (www.aramark.com/sustainability). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food, facilities and uniforms services in thousands of client locations across 19 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. As of September 30, 2022, we had a total of approximately 273,875 employees, including seasonal employees, consisting of approximately 28,175 management or salaried employees and approximately 245,700 frontline or hourly employees, up from an aggregate of approximately 248,300 employees as of the end of fiscal 2021. The approximate number of employees as of September 30, 2022 by segment was as follows: FSS United States: 135,350; FSS International: 117,850; and Uniform: 20,200. In addition, the Aramark corporate staff consisted of approximately 475 employees. The number of frontline or hourly employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As of September 30, 2022, approximately 42,200 employees in our United States and Canadian operations were covered by approximately 730 collective bargaining agreements. Of those employees covered by collective bargaining agreements, approximately 33,100 employees are within the FSS United States segment and approximately 9,100 are within the Uniform segment. We have experienced no material interruptions of operations due to disputes with our employees.
Diversity, Equity and Inclusion. As a result of being rooted in service, we do great things for our people, our partners, our communities, and our planet. We believe that it is vital to align our diversity, equity and inclusion priorities with our business strategy. As of September 30, 2022, our active United States employee base reflected the following gender, racial and ethnic demographic information:

United States Employee Population	Male	Female	White	Minority	Black	Hispanic	Asian	American Indian	Pacific Islander	2 or more races
Total	44.43%	55.57%	41.06%	58.94%	29.70%	19.21%	6.64%	0.66%	0.29%	2.44%
Hourly Employees	42.84%	57.16%	37.57%	62.43%	31.64%	20.25%	7.04%	0.70%	0.30%	2.50%
Salaried Employees	57.25%	42.75%	69.09%	30.91%	14.08%	10.85%	3.44%	0.37%	0.26%	1.91%
As of September 30, 2022, 36% of our Board of Directors and 50% of our CEO's direct reports were female. Continuing to increase diversity in executive and all levels of the leadership pipeline remains an organizational priority for the coming years. In 2022, we established ESG goals for our executive leadership team reflective of this priority. We have 11 active employee resource groups, examples include those supporting women, racially and ethnically diverse employees, the LGBTQ+ community, veterans and individuals with disabilities. These groups have 79 local hubs across the United States and international markets and play a key role in creating a culture of inclusion. In 2022, Aramark was recognized by DiversityInc as a Top Company for employee resource groups for the first time, and a Top 50 Company for Diversity for the sixth consecutive year. Aramark was also named one of the “Best Places to Work for Disability Inclusion,” for the sixth year in a row, by the 2022 Disability Equality Index®, earning a top score of 100%.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2022, we hired 79,000 new employees, up from 59,000 in fiscal 2021, made up of 93% hourly employees and 7% salaried employees. We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment.

Community Engagement. Through our Aramark Building Community initiative, we create opportunities for our employees to do more through volunteerism and engagement. In fiscal 2022, over 8,200 employees volunteered to host and participate in service projects supporting more than 928 nonprofits and benefiting over one million community members across 11 countries.
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
•false claims, whistleblowers and customer protection;
•environmental protection and environmental sustainability matters such as packaging and waste, greenhouse gas emissions, animal health and welfare, deforestation and land use;
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
In addition, various government agencies impose nutritional guidelines and other requirements on us at certain of the healthcare, senior living, education and corrections facilities we serve. We may also be subject to laws and regulations that limit or restrict the use of trans fats in the food we serve or other requirements relating to ingredient or nutrient labeling. There can be no assurance that legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 30, 2022, our subsidiaries held liquor licenses in 44 states and the District of Columbia, 5 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
Our uniform rental business and our Food and Support Service business are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar local, state, federal and international laws and regulations governing the use, management, shipping and disposal of chemicals and hazardous materials. In particular, industrial laundries use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems. Our industrial laundries are subject to certain volume and chemical air and water pollution discharge limits, monitoring, permitting and recordkeeping requirements. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of September 30, 2022, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
Intellectual Property
We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the Aramark brand, which includes our corporate starperson logo design, the Aramark word mark (our name) and the Avendra brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.
Available Information
We file annual, quarterly and current reports as well as other information with the SEC. These filings are available to the public over the internet at the SEC's website at www.sec.gov.

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
National and international economic downturns have, and in the future could, reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic downturns that impact our financial condition may be caused by inflation, supply chain disruptions, geopolitics, global energy shortages, major central bank policy actions including interest rate increases, public health crises, or other factors. Economic hardship in our client base has also impacted and may continue to impact our business. For example, in early stages of the COVID-19 pandemic, or in the past, such as in the period of economic distress following the financial crisis of 2008, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and customer spending. In addition, financial distress and insolvency experienced by clients, especially larger clients, has in the past made it difficult and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. For example, in response to the changed circumstances caused by shutdowns earlier in the COVID-19 pandemic, we worked with clients to renegotiate contracts and financial structures in order to mitigate lost revenues caused by partial or full closure of client premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our Food and Support Services business that provides services in facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted in, and in the future could result in, a reduction in our revenue. Further, because our exposure to the ultimate customer of what we provide is limited by our dependence on our clients to attract those customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including the COVID-19 pandemic and other health crises, decreases in attendees’ discretionary income, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, short-term weather conditions or more prolonged climate change, and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, climate change, political unrest, geopolitical conflicts, energy shortages, sports strikes and other adverse incidents beyond our control could adversely affect our revenue and operating results.
Natural disasters, including hurricanes, earthquakes and droughts, global calamities, such as the COVID-19 pandemic and other public health crises, or political unrest and global conflicts, have affected, and in the future could affect, our revenue and operating results. As noted, our revenue and operating results have been materially impacted by the COVID-19 pandemic. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The effects of global climate change will likely increase the frequency and severity of such natural disasters and business disruptions and may also impact the availability of water resources, food resources, forests or other natural resources.
In addition, political unrest and global conflicts like the ongoing conflict between Russia and Ukraine have disrupted, and in the future may further continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within Russia or Ukraine, the conflict involving these nations has heightened the disruption to our supply chain, triggered inflation in our food and labor costs and may increase our risk of cyberattacks. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation, and the duration and severity of the conflict in Ukraine. Any terrorist attacks or incidents prompted by political unrest, particularly at venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted in, and would in the future result in a loss of revenue and reduced profits at the venues we service.

The ultimate scale and scope of recurring outbreaks stemming from the COVID-19 pandemic and the pace and degree of recovery are unknown and may continue to impact our business for an extended period. The overall impact on our business, operating results, cash flows and/or financial condition has been material and it may continue to be material.
The COVID-19 pandemic has disrupted, and it may in the future disrupt, our business and has materially affected, and may in the future affect, operating results, cash flows and/or financial condition. The COVID-19 pandemic and the pace of recovery has in the past adversely impacted our business and financial condition in specific ways, and it may continue to do so, including its impact on: our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or other restrictions; the financial health of our clients and customers and their demand and ability to pay for certain of our services; legal actions or proceedings related to COVID-19; the pace of return of employees to offices or patrons to conferences and convention centers where we provide food and other services; the pace at which clients and customers resume certain services, such as catering; postponement of large events leading to postponement of revenue and a decrease in our margin; the willingness of end customers to go to the facilities where we operate during the pandemic or for some period thereafter; and our ability to maintain a cost-effective supply chain as COVID-19 may continue to adversely affect our suppliers and distributors.
The duration and extent of the impact from COVID-19 depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of different variants, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions, including the distribution and acceptance of vaccines, availability of testing, shifts in behavior going forward and the impact of these and other factors on our employees, clients, customers, suppliers and partners. In addition, even after the COVID-19 pandemic subsides, any permanent increase in and acceptance of remote and hybrid working arrangements may continue to adversely impact our revenues and business model in our business & industry sector. There is the risk that certain mitigation and cost-saving initiatives to date may not be sustainable or repeatable, or that the prolonged effects of COVID-19 may be different than what we have experienced thus far, including permanent closures of client facilities or reductions in service offerings. Further, while we have benefited from government assistance programs to date, there is no assurance that such programs will be available in the future.
Operational Risks
We face risks associated with the proposed spin-off and there can be no assurances that we will be able to complete the proposed spin-off on the terms or on the timeline that was announced, if at all.
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the second half of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
Executing the proposed spin-off has required, and will continue to require, significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect financial results and results of operations. The proposed spin-off is also complex and subject to potentially unforeseen costs and expenses, including additional general and administrative costs for us and the new independent public company, costs from lost synergies, restructuring costs or other costs and expenses. The proposed spin-off may hinder our ability to retain existing business and operational relationships, including with clients, customers, suppliers and employees, as well as to cultivate new business relationships. The completion of the proposed spin-off and the timing of its completion will be subject to a number of factors and conditions (some of which are outside our control), including receipt of any required consents or approvals within the expected timeframe or at all and the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off, including, but not limited to, disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals, rulings or clearances, and the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained. There are also risks associated with the expected financing transactions undertaken and indebtedness incurred in connection with the proposed spin-off, including the risk that we may not be able to secure financing on favorable terms or at all. In addition, we may be more leveraged after the spin-off, which may make it more difficult to service our debt. There can be no assurances that we will be able to complete the proposed spin-off on the terms or on the timeline that was announced, if at all. In addition, if the proposed spin-off is completed, the new independent publicly traded company and the remaining company may not be able to achieve the full strategic and financial benefits that are expected to result from the proposed spin-off.

Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts on expected terms could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. In addition, clients are increasingly focused on and requiring us to set targets and meet standards related to environmental sustainability matters, such as packaging and waste, greenhouse gas emissions, animal health and welfare, deforestation and land use. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. In addition, we typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the current economic environment, due to, among other things, increased cost pressure at our clients, tight labor markets and heightened competition in a contracted marketplace. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, or the significant failure to recoup start-up expenses in expected amounts and timeframes for our new business contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and customers. Our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We may also face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses, as well as other providers with potentially disruptive business models, have been successful at applying technology developments to local food service. While we have a significant international presence, certain competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids.
We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe have strong client loyalty. While many clients focus primarily on quality of service, uniform rental is also a price-sensitive service and if existing or future competitors seek to gain clients or accounts by reducing prices, we may be required to lower prices, which would reduce our revenue and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this business would put us at a competitive disadvantage. In addition, to maintain a cost structure that allows for competitive pricing, it is important for us to source garments and other products internationally. To the extent we are not able to effectively source such products internationally and gain the related cost savings, we may be at a disadvantage in relation to some of our competitors.
Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our Food and Support Services contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, transportation, shipping, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services due to general economic conditions, inflationary pressures, supply chain disruptions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, pay transparency, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in significant cost increases in our uniform rental business, and to a lesser extent in our Food and Support Services segments. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries could increase costs in our uniform rental business. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or climate change, natural disasters or pandemics, geopolitical conflicts, or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Increasing demands from clients, customers and other stakeholders relating to sustainability, including that we set reduced emissions, waste and other sustainability targets and take actions to meet them, also could result in increased costs for our Food and Support Services segment. We have two main types of contracts in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our Food and Support Services revenue in fiscal 2022 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
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
Our international business faces risks that could have an effect on our results of operations and financial condition.
A significant portion of our revenue is derived from international business. During fiscal 2022, approximately 22% of our revenue was generated outside of the United States. We currently have a presence in 18 countries outside of the United States with approximately 117,850 personnel. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our international operations are subject to risks, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters, as well as cybersecurity, data protection and supply chain laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments;

potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; energy shortages; local political and social conditions; geopolitical tensions, including, for example, tensions between the United States and China or volatility in the South American region; and the ability to comply with terms of government assistance programs. In addition, the operating results of our non-United States subsidiaries are translated into United States dollars and those results are affected by movements in foreign currencies relative to a currently strengthening United States dollar. Unfavorable fluctuations in foreign currency exchange rates have had, and could in the future continue to have, an adverse effect on our results of operations.
Local labor and employment laws in countries outside of the United States can make it more difficult and costly to reduce labor costs in connection with decreases in demand for our services. For example, during fiscal 2021, in certain countries we were unable to reduce our international labor costs to reflect the adverse impact of the COVID-19 pandemic to the same extent as we were able to in the United States and therefore the decrease in our international operating income as a percentage of the decrease in our revenues was higher than in our United States business.
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
Risks associated with suppliers, service providers and subcontractors could adversely affect our results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers, service providers and subcontractors to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. In addition, client and stakeholder expectations regarding environmental, social and governance considerations for suppliers are evolving. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products, human rights, and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. For example, global supply chain disruptions caused by the COVID-19 pandemic and the Russian/Ukraine conflict have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing pass-throughs, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen. In addition, domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. Drought, flood, natural disasters and other extreme weather events caused by climate change or other environmental conditions could also result in supply chain disruptions. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 46% of our food and non-food products in the United States and Canada in fiscal 2022 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. For example, labor shortages and other labor disputes at our primary distributors have exacerbated many of the recent supply chain issues impacting our business. A cyber or other incident could also disrupt our distributors' operations and, therefore, impact our business in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.
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
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing clients or attract new clients, maintain relationships with suppliers and other contractual parties, or retain and integrate acquired personnel. In addition, cost savings that we expect to achieve, for example, from the elimination of duplicative expenses and the realization of economies of scale or synergies, may take longer than expected to realize or may ultimately be smaller than we expect. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, or significant compliance issues which require remediation, resulting in additional unanticipated costs, risk creation, and potential reputational harm. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs, and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.
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
Approximately 42,200 employees in our United States and Canadian operations are represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.

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
We believe much of our future growth and success depends on the continued availability, service and well-being of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor like we have seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with United States and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including pay transparency, wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us and may impede our ability to attract and retain talent. Historically, we have also regularly hired a large number of part-time and seasonal workers, particularly in our Food and Support Services segments. Any difficulty we may encounter in hiring such workers, immigration policies and general labor shortages, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that approximately two-thirds of our Food and Support Services segments' revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
Legal, Regulatory, Safety and Security Risks
Laws and governmental regulations relating to food and beverages may subject us to significant liability and reputational harm.
The laws and regulations relating to each of our Food and Support Services segments are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food. In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times, in particular as we offer more innovative and broad service offerings, or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance, expose us to liabilities, or cause reputational harm.
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
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, supply chain laws, food safety, labeling and sanitation laws, government funded entitlement programs, government assistance programs, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws. In the context of the COVID-19 pandemic, we have been subject to varied and ever-changing rules and regulations at the federal, state and local level, including vaccine and testing mandates, capacity limitations and cleaning and sanitation standards, which materially impacted our operations across client locations and business sectors.
From time to time, government agencies have conducted reviews and audits of certain of our practices as part of routine inquiries of providers of services under government contracts, or otherwise. Like others in our business, we also receive requests for information from government agencies in connection with these reviews and audits. While we attempt to comply with all applicable laws and regulations, there can be no assurance that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times, or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations.
If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts or the loss of liquor licenses or the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations, cause reputational harm, and impede our growth and retention efforts. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.
Changes in, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contracts and contract terms and may reduce our revenue or profits.
A portion of our revenue, both in the United States and internationally, is derived from business with government entities, which includes business with United States federal, state and local governments and agencies, as well as international governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels, particularly by our Food and Support Services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
Considering the unpredictability of possible changes to the United States or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.
Environmental regulations may subject us to significant liability and limit our ability to grow.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and

Liability Act and similar federal, state and local statutes and regulations governing the use, management and disposal of chemicals and hazardous materials. In particular, industrial laundries in our uniform rental business use certain detergents and cleaning chemicals to launder garments and other merchandise. The residues from such detergents and chemicals and residues from soiled garments and other merchandise laundered at our facilities may result in potential discharges to air and to water (through sanitary sewer systems and publicly owned treatment works) and may be contained in waste generated by our wastewater treatment systems.
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
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, new laws and regulations related to climate change (including, but not limited to, certain requirements relating to the disclosure of greenhouse gas emissions and associated business risks), single use plastics and disposable packaging and food waste, could affect our operations or result in significant additional expense and operating restrictions on us. Under United States federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.
Our commitments and stakeholder expectations relating to environmental, social and governance ("ESG") considerations may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.
We, along with many governments, regulators, investors, employees, clients, customers and other stakeholders, are increasingly focused on ESG considerations relating to our business, including greenhouse gas emissions, human and civil rights, animal welfare and diversity, equity and inclusion. New laws and regulations in these areas have been proposed and may be adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities, and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. In addition, we make statements about our ESG goals and initiatives through our “Be Well. Do Well.” report, other non-financial reports, information provided on our website, press statements and other communications. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, requires investments and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

A failure to maintain food safety throughout our supply chain and food-borne illness concerns may result in reputational harm and claims of illness or injury that could adversely affect us.
Food safety is a top priority for us and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. Claims of illness or injury relating to food quality, food handling or allergens are common in the food service industry and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers, distributors or subcontractors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our revenue. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw material costs.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes employee, client and third party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken.
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
We are subject to numerous laws and regulations in the United States and internationally, as well as contractual obligations and other security standards, each designed to protect the personal information of clients, customers, employees and other third parties that we collect and maintain. Additionally, as a global company we are subject to laws, rules and regulations regarding cross-border data flows and recent legal developments have created increased complexity and uncertainty regarding transfers of personal data from the European Union to the United States. For example, in 2020, the Court of Justice of the European Union struck down a permitted personal data transfer mechanism between the European Union and the United States. These recent developments require us to review and amend the legal mechanisms by which we make and receive such cross-border personal data transfers. Since we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial. These laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various countries in which we operate. Other jurisdictions, including at both the federal and state level in the United States, have enacted or are considering similar data protection laws, and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements, or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 30, 2022, our outstanding indebtedness was $7,410.9 million. We had additional availability of $1,105.6 million under our revolving credit facilities and availability of $395.1 million under the Receivables Facility as of that date.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intended to stop requiring banks to submit LIBOR rates after 2021. On March 5, 2021, the ICE Benchmark Administration announced that all non-USD key LIBORs would cease publication after 2021, and select USD LIBOR rates would continue until June 30, 2023. As a result, contracts and hedging relationships that use select USD LIBOR as a reference rate will have to be modified to allow for an alternative benchmark rate. Although our senior secured credit agreement (as supplemented or otherwise modified from time to time, the "Credit Agreement") provides for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. As part of our recent refinancing and amendments with respect to the Credit Agreement (i) the Sterling Overnight Index Average ("SONIA") rate is stated as the new rate for any borrowings denominated in Sterling under the Credit Agreement, (ii) the EURIBOR rate is stated as the new rate for any borrowings denominated in Euros under the

Credit Agreement and (iii) the TIBOR rate is stated as the new rate for any borrowings denominated in Yen under the Credit Agreement.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and potentially limit our ability to effectively refinance our indebtedness as it matures.
Borrowings under the Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we do not hedge such variable rates, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, which will negatively impact our net income and operating cash flows, including cash available for servicing our indebtedness.
Additionally, our ability to refinance portions of our indebtedness in advance of their maturity dates depends on securing new financing bearing interest at rates that we are able to service. While we believe that we currently have adequate cash flows to service the interest rates currently applicable to our indebtedness, if interest rates were to continue to rise significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to meet our debt service obligations at such increased rates.
If our financial performance were to deteriorate, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including recurring outbreaks stemming from the COVID-19 pandemic. While we believe that we currently have adequate cash flows to service our indebtedness, if our financial performance were to deteriorate significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, although none of our significant long-term borrowings mature prior to 2025, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Agreement and the indentures governing our senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:
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
In addition, our senior secured revolving credit facility requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and, in the event of a significant deterioration of our financial performance, there can be no assurance that we will satisfy those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement. Upon our failure to maintain compliance with these covenants that is not waived by the lenders under the revolving credit facility, the lenders under the senior secured credit facilities could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit under such facilities. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Credit Agreement. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay those borrowings, as well as our unsecured indebtedness. If our senior secured indebtedness was accelerated by the lenders as a result of a default, our senior notes may become due and payable as well. Any such acceleration may also constitute an amortization event under our Receivables Facility, which could result in the amount outstanding under that facility becoming due and payable.
 There can be no assurance that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.
Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant. Our senior secured credit facilities and the indentures governing our senior notes contain, and the terms of any future indebtedness we or our subsidiaries incur may contain limitations on our ability to pay dividends. For more information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance." In addition, our decision to pay dividends is impacted by results of operations and available cash. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.
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
Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. As evidenced by the recent COVID-19 pandemic, these broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. Our principal real estate is primarily comprised of Uniform facilities. As of September 30, 2022, we operated over 350 service facilities in our Uniform segment, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, standalone garages, shared service centers and administrative offices that are located across the United States, as well as in Mexico, Canada and Puerto Rico. Of these, approximately 47% are leased and approximately 53% are owned. We own 14 buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 114 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own 6 properties consisting of offices, land and warehouses and lease 64 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements, which we use in the Uniform and FSS segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including those brought by clients, customers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 30, 2022.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 22, 2022 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	67	Chief Executive Officer	2019
Thomas G. Ondrof	58	Executive Vice President and Chief Financial Officer	2020
Lynn B. McKee	67	Executive Vice President, Human Resources	1980
Lauren A. Harrington	47	Senior Vice President and General Counsel	2006
Marc A. Bruno	51	Chief Operating Officer, United States Food and Facilities	1993
John J. Zillmer was appointed Chief Executive Officer and a member of the Board of Directors in October 2019 and was elected in connection with entering into the Stewardship Framework Agreement. Prior to joining us, Mr. Zillmer served as Chief Executive Officer and Executive Chairman of Univar from 2009 to 2012. Prior to that, he served as Chairman and Chief Executive Officer of Allied Waste Industries from 2005 to 2008 and held various positions at Aramark, including Vice President of Operating Systems, Regional Vice President, Area Vice President, Executive Vice President Business Dining Services, President of Business Services Group, President of International and President of Global Food and Support Services, from 1986 to 2005. Mr. Zillmer serves on the Board of Directors as Non-Executive Chairman of CSX Corporation, as well as the Board of Directors of Ecolab, Inc. Mr. Zillmer was formerly on the Board of Directors of Veritiv Corporation, Performance Food Group (PFG) Company, Inc. and Reynolds American Inc.
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
Lynn B. McKee was appointed Executive Vice President, Human Resources in May 2004. From August 2012 to August 2013, Ms. McKee served as Executive Vice President, Human Resources and Communications. From January 2004 to May 2004, Ms. McKee served as our Senior Vice President of Human Resources and from 2001 to 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From 1998 to 2001, she served as our Staff Vice President, Executive Development and Compensation. Ms. McKee serves on the Board of Directors of WSFS Financial Corporation and Board of Trustees for Saint Joseph's University.
Lauren A. Harrington was appointed Senior Vice President and General Counsel in March 2019. From August 2009 to March 2019, Ms. Harrington served as Vice President and Associate General Counsel and from May 2006 to August 2009, she served as Assistant General Counsel. Before joining us, Ms. Harrington was an Associate at WilmerHale LLP.
Marc A. Bruno was appointed Chief Operating Officer, United States Food and Facilities in November 2019. From 2018 to November 2019, Mr. Bruno served as Chief Operating Officer, Sports, Leisure, Corrections, Facilities and K-12. From 2014 to 2018, Mr. Bruno served as Chief Operating Officer, Sports, Leisure and Corrections. From 2008 to 2014, he served as President, Sports and Entertainment, and prior to that he served in various other positions within our food and support services business from 1993 to 2008. Mr. Bruno serves on the Board of Directors of United Rentals, Inc., Special Olympics of Pennsylvania and Alex's Lemonade Stand Foundation.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 28, 2022, there were approximately 956 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from September 29, 2017, the last trading day of fiscal 2017, through September 30, 2022 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index ("DJUSCY"). The graph assumes that $100 was invested in our common stock and in each index at the market close on September 29, 2017 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	September 29, 2017	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022
Aramark	$100.0	$105.9	$105.9	$67.8	$88.1	$76.8
S&P 500	$100.0	$115.7	$117.6	$132.9	$172.9	$142.3
Dow Jones Consumer Non-Cyclical Index	$100.0	$128.9	$130.3	$160.0	$193.1	$135.8
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 30, 2022 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended September 30, 2022.
Item 6.    [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 30, 2022 and October 1, 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the fiscal year ended October 1, 2021 compared to the fiscal year ended October 2, 2020 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2021 Compared to Fiscal 2020 and - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended October 1, 2021 with the Securities and Exchange Commission ("SEC") on November 23, 2021.
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
Overview
We are a leading global provider of food, facilities and uniform services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 18-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships we serve millions of customers including students, patients, employees, sports fans and guests worldwide.
We operate our business in three reportable segments:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 18 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Spain and the United Kingdom, and in a majority of these countries we are one of the leading food and/or facility services providers. We also have operations in Japan through our 50% ownership of AIM Services Co., Ltd., which is a leader in providing outsourced food services in Japan.
•Uniform and Career Apparel ("Uniform") - Provides a full-service employee uniform solution, resulting in a contracted and recurring revenue model. The customer base is serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, managed restroom and first aid services. Customers operate in a wide range of industries in the United States and Canada.

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
Business Update
Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted our financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. Our financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened. In addition, the ongoing conflict between Russia and Ukraine, countries in which we do not have direct operations, further disrupted global supply chains and heightened volatility and disruption of global financial markets. The ongoing volatility and disruption of financial markets caused by these global events, as well as other current global economic factors, triggered inflation in our food and labor costs, increased market interest rates and has driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, our interest rate hedging strategy, the duration and severity of the ongoing volatility and disruption of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.
We continue to remain principally focused on the safety and well-being of our employees, clients and everyone we serve, while simultaneously taking timely, proactive measures to adapt to the current environment. Throughout fiscal 2022, we saw continued improved profitability from clients re-opening as COVID-19 restrictions eased as well as from effective management of operating costs, including supply chain initiatives, and pricing pass-throughs to mitigate the effects of elevated inflation. We continue to evaluate and react to the effects of a prolonged global disruption, including items such as inflationary pressures on food and product costs, greater labor challenges and the financial condition of our clients in certain businesses. We expect these challenges to continue into fiscal 2023, and we regularly evaluate and react in order to take appropriate actions to mitigate the risk in these areas.
In the FSS United States segment, the current environment of our sectors are as follows:
•Education – Education saw strong performance during the start of the new academic year. In Higher Education and K-12, teams implemented enhanced pricing strategies for meal plans and on-campus retail outlets.
•Sports, Leisure & Corrections – Sports saw high attendance levels with better-than-historic per capita spending. Leisure experienced increased guest activity, particularly in National Parks. Corrections revenue growth was led by the Union Supply acquisition and new business wins.
•Business & Industry – Companies continued to experience a steady increase of in-person activity as return-to-office continued, particularly in September 2022. Some clients have implemented customized offerings and meal subsidies, which helped to increase participation rates.
•Facilities & Other – Revenue growth was driven by higher levels of activity at existing clients and new business wins. We continue to offer our core business offerings, with an added focus on new engineering solutions and client project services.
•Healthcare – Revenue growth was led by increased client activity related to elective surgeries, clinical care and retail along with higher net growth from newly awarded contracts, improved retention rates and additional services.
Within the FSS International segment, we continue to recover, returning to pre-pandemic revenue levels. South America continues to experience strong performance in extractive services. Europe and Canada continue to recover with the improved activity levels, especially in sports and entertainment venues driven by higher per capita spending, increased business and industry activity and education due to the start of the fall semester.
In the Uniform segment, our business serves a range of clients, focusing on solution-oriented services driving safety and hygiene. Client operations have resumed, which, combined with increasing levels of net new client wins in both recurring rental and adjacency services and improved pricing, has enabled the segment to continue to surpass pre-pandemic revenue levels.
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the second half of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals. Refer to Note 15 to the audited consolidated financial statements for the Uniform segment financial disclosures.

Acquisition
On June 2, 2022, we completed the acquisition of Union Supply Group Inc. ("Union Supply"), a commissary goods and services supplier, for cash consideration of $199.6 million, plus contingent consideration (see Note 2 and Note 16 to the audited consolidated financial statements).
On June 4, 2021, we completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities, for cash consideration of $226.1 million, plus contingent consideration (see Note 2 and Note 16 to the audited consolidated financial statements).
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. Recently, our business and results of operations have started to resemble our historically typical patterns of seasonality following the disruption caused by COVID-19.
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the customer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2022, approximately two-thirds of our FSS United States and FSS International segment revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2022, approximately one-third of our FSS United States and FSS International segment revenue was derived from client interest contracts. In response to the early stages of the COVID-19 pandemic, in certain instances, mainly within the Business & Industry sector, we renegotiated contract terms by temporarily transitioning from profit and loss contracts to client interest contracts in order to mitigate lost profits. As COVID restrictions lifted and operations re-opened, we are working with our clients to transition back to profit and loss contracts, as appropriate.
For our Uniform segment, we typically serve our rental clients under written service contracts for an initial term of three to five years. As the majority of our clients purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat clients. To a large degree, our direct marketing business is relationship-driven. While we have long-term relationships with our larger clients, we generally do not have contracts with these clients within our direct marketing business.
Costs and Expenses
Our costs and expenses are comprised of cost of services provided (exclusive of depreciation and amortization), depreciation and amortization and selling and general corporate expenses. Cost of services provided (exclusive of depreciation and amortization) consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, severance, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, piece goods and clothing and equipment. Direct expense related to food costs within Cost of services provided (exclusive of depreciation and amortization) are offset by rebates, vendor allowances and volume discounts. Depreciation and amortization expenses mainly relate to assets used in generating revenue. Selling and general corporate expenses include sales commissions, severance, share-based compensation and other unallocated costs related to administrative functions including finance, legal and human resources.
Interest and Other Financing Costs, net
Interest and other financing costs, net, relates primarily to interest expense on long-term borrowings. Interest and other financing costs, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.

Provision (Benefit) for Income Taxes
The Provision (Benefit) for Income Taxes represents federal, foreign, state and local income taxes. Our effective tax rate differs from the statutory United States income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, tax credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, state and local income taxes, tax audit settlements, share-based award exercise activity and enacted tax legislation, including certain business tax credits. The Provision (Benefit) for Income Taxes in fiscal 2021 was impacted by governmental programs, such as the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and Consolidated Appropriations Act of 2021 (see Note 10 to the audited consolidated financial statements). Changes in judgment due to the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 30, 2022 and October 1, 2021 were each a fifty-two week period.

Results of Operations
Fiscal 2022 Compared to Fiscal 2021
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2022 and 2021 (dollars in millions).

	Fiscal Year Ended		Change	Change
	September 30, 2022	October 1, 2021	$	%
Revenue	$16,326.6	$12,096.0	$4,230.6	35.0%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	14,767.5	11,007.2	3,760.3	34.2%
Other operating expenses	930.7	897.4	33.3	3.7%
	15,698.2	11,904.6	3,793.6	31.9%
Operating income	628.4	191.4	437.0	228.2%
Gain on Equity Investment	—	(137.9)	(137.9)	(100.0)%
Loss on Defined Benefit Pension Plan Termination	—	60.9	(60.9)	(100.0)%
Interest and Other Financing Costs, net	372.8	401.3	(28.5)	(7.1)%
Income (Loss) Before Income Taxes	255.6	(132.9)	388.5	292.4%
Provision (Benefit) for Income Taxes	61.4	(40.7)	102.1	251.3%
Net income (loss)	$194.2	$(92.2)	$286.4	310.6%

	Fiscal Year Ended		Change	Change
Revenue by Segment(1)	September 30, 2022	October 1, 2021	$	%
FSS United States	$10,030.8	$6,809.3	$3,221.5	47.3%
FSS International	3,656.4	2,866.2	790.2	27.6%
Uniform	2,639.4	2,420.5	218.9	9.0%
	$16,326.6	$12,096.0	$4,230.6	35.0%

	Fiscal Year Ended		Change	Change
Operating Income by Segment(1)	September 30, 2022	October 1, 2021	$	%
FSS United States	$449.0	$131.8	$317.2	240.8%
FSS International	112.5	58.2	54.3	93.2%
Uniform	218.1	120.8	97.3	80.5%
Corporate	(151.2)	(119.4)	(31.8)	(26.7%)
	$628.4	$191.4	$437.0	228.2%
(1) As a percentage of total revenue, FSS United States represented 61.4% and 56.3%, FSS International represented 22.4% and 23.7% and Uniform represented 16.2% and 20.0% for fiscal 2022 and fiscal 2021, respectively.
Consolidated Overview
Revenue increased by 35.0% during fiscal 2022 compared to the prior year period, which was primarily attributable to base business growth, including from operations re-opening across all business segments after COVID-19 restrictions lifted, growth in net new business and pricing pass-throughs. In addition, the Next Level and Union Supply acquisitions contributed to the revenue growth (3.0%). Foreign currency translation unfavorably impacted revenue during fiscal 2022 (2.6%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the fiscal years ended September 30, 2022 and October 1, 2021.

	Fiscal Year Ended
	September 30, 2022		October 1, 2021
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$9,145.0	91.2%	$6,237.6	91.6%
FSS International	3,456.5	94.5%	2,719.2	94.9%
Uniform	2,166.0	82.1%	2,050.4	84.7%
	$14,767.5	90.5%	$11,007.2	91.0%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2022 and fiscal 2021.

	Fiscal Year Ended
Cost of services provided (exclusive of depreciation and amortization) components	September 30, 2022	October 1, 2021
Food and support service costs(1)	26.5%	24.3%
Personnel costs(2)	47.7%	50.3%
Other direct costs	25.8%	25.4%
	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2022 mainly from operations reopening as COVID-19 restrictions were lifted and food cost inflation.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2022 due to food and support service costs increasing at a higher proportion as compared to personnel costs.
Operating income increased by $437.0 million during fiscal 2022 compared to the prior year period, which was driven by base business growth, including from clients re-opening after COVID-19 restrictions lifted, effective cost management and higher vendor discounts from stabilizing supply chain disruptions with our suppliers. The increase in operating income during fiscal 2022 was also attributable to integration costs incurred during fiscal 2021 related to the AmeriPride acquisition that occurred in fiscal 2018 (see Note 2 to the audited consolidated financial statements), lower personnel costs from incentive expenses related to the annual bonus, non-cash income related to the reduction of the contingent consideration liability related to the earn-out of the Next Level acquisition ($20.7 million) and lower insurance expenses, mainly related to our medical program ($18.0 million).
These increases in operating income during fiscal 2022 more than offset:
•increased inflationary costs in food and labor;
•higher expenses incurred related to new business when compared to the prior year period;
•lower United States and non-United States governmental labor related tax credits received in relation to COVID-19 when compared to the prior year period (see Note 1 to the audited consolidated financial statements);
•higher share-based compensation expense (see Note 12 to the audited consolidated financial statements);
•unfavorable severance between years ($26.9 million) (see Note 3 to the audited consolidated financial statements);
•lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability programs when compared to fiscal 2021 ($16.2 million); and
•negative impact of foreign currency translation (approximately $7.0 million).
During fiscal 2021, a non-cash gain related to an equity investment of $137.9 million was recorded, which was partially offset by a non-cash loss from the termination of certain defined benefit pension plans of $60.9 million.
Interest and Other Financing Costs, net, decreased 7.1% during fiscal 2022 compared to the prior year period. The decrease for fiscal 2022 was primarily due to lower interest expense from the repayment of the 4.750% Senior Notes due 2026 ("2026 Notes") during the third quarter of fiscal 2021. The decrease was also due to charges related to the repayment of the 2026 Notes, including $11.9 million of a call premium payment and $4.1 million related to the write-off of unamortized debt issuance costs.

The Provision for Income Taxes for fiscal 2022 was recorded at an effective rate of 24.0% compared to a Benefit for Income Taxes recorded at an effective rate of 30.6% in the prior year. During fiscal 2022, we recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) of $8.5 million for the reversal of a valuation allowance at a subsidiary in the FSS International segment driven by our ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business. We also recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) of $4.2 million due to a state tax law change during fiscal 2022. As a result of the CARES Act, we recorded a net benefit to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) of $12.0 million during fiscal 2021. The Provision (Benefit) for Income Taxes during fiscal 2021 includes the Net Operating Losses ("NOL") expected to be carried back to Pre-Tax Cut and Jobs Act years, which are benefited at an income tax rate of 35.0% as opposed to the current year rate of 21.0%. During fiscal 2021, we recorded a valuation allowance of $36.5 million against certain foreign tax credits that were re-established by the NOL carryback. Within the FSS International segment, we also recorded during fiscal 2021 a valuation allowance against deferred tax assets in certain subsidiaries from cumulative losses of $22.0 million.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	September 30, 2022	October 1, 2021	%
Business & Industry	$1,081.2	$695.7	55.4%
Education	3,161.5	2,124.4	48.8%
Healthcare	1,235.8	891.2	38.7%
Sports, Leisure & Corrections	2,722.0	1,511.3	80.1%
Facilities & Other	1,830.3	1,586.7	15.4%
	$10,030.8	$6,809.3	47.3%
The Healthcare sector had high-single digit operating income margins, consistent with prior year. The Facilities & Other sector had high-single digit operating income margins, compared to mid-single digit operating income margins in the prior year. The Education and Sports, Leisure & Corrections sectors had mid-single digit operating income margins, consistent with prior year. The Business & Industry sector had negative low-single digit operating income margins, compared to negative mid-single digit operating income margins in the prior year. As described above, during the COVID-19 pandemic, and in following periods, operating income margins in the FSS United States sectors may differ from our otherwise historical patterns, particularly in the Business & Industry sector.
FSS United States segment revenue increased by approximately 47.3% during fiscal 2022 compared to the prior year period. The increase was primarily attributable to base business growth, including from operations re-opening across all sectors after COVID-19 restrictions lifted, net new business growth and pricing pass-throughs. The Sports, Leisure & Corrections sector increased due to the acquisition of Union Supply, which contributed $82.5 million of revenue during fiscal 2022, and higher per capita customer spending in stadiums and arenas. In addition, the Next Level acquisition, that occurred in third quarter of fiscal 2021, contributed $277.3 million more of revenue during fiscal 2022 compared to fiscal 2021 to our Healthcare sector.
Operating income increased by $317.2 million during fiscal 2022 compared to the prior year period. The increase during fiscal 2022 was attributable to:
•growth in base business, including from clients re-opening after COVID-19 restrictions lifted, effective cost management and higher vendor discounts from stabilizing supply chain disruptions with our suppliers;
•non-cash income related to the reduction of the contingent consideration liability related to the earn-out of the Next Level acquisition ($20.7 million);
•lower insurance expenses, mainly related to our medical program ($25.0 million); and
•lower personnel costs from incentive expenses related to the annual bonus.
These increases in operating income during fiscal 2022 more than offset the following:

•increased inflationary costs in food and labor;
•higher expenses incurred related to new business when compared to the prior year period;
•lower income related to favorable loss experience in older insurance years under our general liability, automotive liability and workers' compensation liability program when compared to fiscal 2021 ($16.2 million); and
•unfavorable severance between years ($6.2 million).
FSS International Segment
FSS International segment revenue increased by approximately 27.6% during fiscal 2022 compared to the prior year period. The increase was primarily attributable to base business growth, including from operations re-opening after COVID-19 restrictions lifted, net new business growth and pricing pass-throughs. The growth in revenue was partially offset by the negative impact of foreign currency translation (10.6%).
Operating income increased by $54.3 million during fiscal 2022 compared to the prior year period. The increase was mainly attributable to growth in base business, including from clients re-opening after COVID-19 restrictions lifted, and the favorable impact related to a client contract dispute ($9.6 million).
These increases in operating income during fiscal 2022 more than offset the following:
•lower labor related tax credits provided from governmental assistance programs when compared to the prior year period (see Note 1 to the audited consolidated financial statements);
•increased inflationary costs in food and labor;
•unfavorable severance between years ($28.5 million); and
•the negative impact of foreign currency translation (approximately $6.6 million).
Uniform Segment
Uniform segment revenue increased by approximately 9.0% during fiscal 2022 compared to the prior year period. The increase was primarily attributable to base business growth within our uniform rental business, including from clients re-opening after COVID-19 restrictions lifted, net increases in new business and improved pricing.
Operating income increased by $97.3 million during fiscal 2022 compared to the prior year period. The increase was attributable to increased base business growth within the uniform rental business, including from client re-openings after COVID-19 restrictions lifted, net new business, improved pricing, lower rental merchandise in-service expense and lower costs as a result of the fiscal 2021 reduction in headcount. The increase in operating income was also attributable to:
•lower personnel costs from incentive expenses related to the annual bonus;
•prior year integration charges related to the AmeriPride acquisition that occurred in fiscal 2018 (see Note 2 to the audited consolidated financial statements); and
•favorable severance between years ($8.0 million).
These increases in operating income during fiscal 2022 more than offset the following:
•lower labor related tax credits provided by government assistance programs in response to COVID-19 (see Note 1 to the audited consolidated financial statements);
•increased inflationary costs in labor;
•higher insurance expenses when compared to the prior year period ($7.0 million); and
•personnel expenses related to our intention to spin-off the Uniform segment ($4.1 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $31.8 million during fiscal 2022 compared to the prior year period. The increase was attributable to:
•higher share-based compensation expense (see Note 12 to the audited consolidated financial statements);
•the unfavorable change in fair value of certain gasoline and diesel agreements ($12.2 million); and
•accounting and legal fees related to our intention to spin-off the Uniform segment ($5.2 million).
These increases in corporate expenses during fiscal 2022 more than offset lower personnel costs from incentive expenses related to the annual bonus.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings, investments in marketable securities and existing cash on hand. As of September 30, 2022, we had $329.5 million of cash and cash equivalents, $1,105.6 million of availability under our senior secured revolving credit facility and $395.1 million of availability under the Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of September 30, 2022, there were $748.5 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents, marketable securities and availability under our revolving credit facility and Receivables Facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2025. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors."
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Net cash provided by operating activities	$694.5	$657.1
Net cash used in investing activities	(831.3)	(634.4)
Net cash used in financing activities	(37.7)	(2,005.3)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by $37.4 million during fiscal 2022 compared to fiscal 2021. The change was driven by net income in fiscal 2022 of $194.2 million compared to a net loss in fiscal 2021 of $92.2 million, as discussed in "Results of Operations" above, and favorable non-cash adjustments to net income (loss) between fiscal years of $141.0 million. The change in net income (loss) and non-cash adjustments to net income (loss) was partially offset by the change in cash from operating assets and liabilities of $426.2 million, which was due to the recovery of our businesses after COVID-19 restrictions lifted. The change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accrued expenses by $253.6 million, generating a lower source of cash during fiscal 2022 compared to fiscal 2021 primarily due to the following: higher payments related to the annual bonus; payment of social security taxes in the current year whereas payment was previously deferred in the prior year as permitted under the CARES Act (see Note 1 to the audited consolidated financial statements); impact of client advances within our Higher Education business from operations returning; and higher commission payments in our Sports business in the current year compared to the prior year from the return of operations;
•Receivables by $172.5 million, generating a greater use of cash during fiscal 2022 compared to fiscal 2021 as operations returned following the lifting of COVID-19 restrictions, new business and timing of collections;
•Prepayment and Other Current Assets by $105.7 million, generating a use of cash during fiscal 2022 compared to a source of cash in fiscal 2021 mainly from proceeds received in the second quarter of fiscal 2021 related to the fiscal 2020 federal income tax return ($93.6 million); and
•Inventories by $64.0 million, generating a greater use of cash during fiscal 2022 compared to fiscal 2021 primarily due to operations returning after COVID-19 restrictions lifted, the impact of inflation and increased purchasing from new business.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $169.6 million, generating a greater source of cash during fiscal 2022 compared to fiscal 2021 as operations returned following the lifting of COVID-19 restrictions, new business and timing of disbursements.
Fiscal 2022 and fiscal 2021 include $57.7 million and $159.1 million, respectively, of proceeds associated with labor related tax credits from many foreign jurisdictions in which we operate as a form of relief from COVID-19 (see Note 1 to the audited consolidated financial statements). During fiscal 2022 and fiscal 2021, we received proceeds of $1.9 million and $17.0 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. "Payments made to clients on contracts" generated a lower use of cash during fiscal 2022 compared to fiscal 2021 primarily due to timing. The "Changes in other assets" caption was driven by an increase to in-service rental merchandise from operations returning after COVID-19 restrictions lifted, which more than offset higher cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. in fiscal 2022 compared to fiscal 2021. The "Other operating activities" caption reflects mainly adjustments to net income (loss) in the current year and prior year periods related to certain non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were higher during fiscal 2022 compared to fiscal 2021 due to a higher level of acquisitions of certain businesses, new equity method investments and purchases of marketable securities in fiscal 2022. During fiscal 2022, we acquired Union Supply for $199.6 million (see Note 2 to the audited consolidated financial statements) and made other acquisitions ($140.4 million). During fiscal 2021, we acquired Next Level for $226.1 million (see Note 2 to the audited consolidated financial statements) and made other acquisitions ($39.7 million). The "Other investing activities" caption includes $19.0 million and $10.0 million of proceeds received during fiscal 2022 and 2021, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows Used In Financing Activities
During fiscal 2022, cash used in financing activities was impacted by the following:
•payment of dividends ($113.1 million);
•borrowing under the Receivables Facility ($104.9 million); and
•the repayment of 5.000% 2025 Senior Notes and foreign term loans ($66.7 million).
During fiscal 2021, cash used in financing activities was impacted by the following:
•the repayment of borrowings under the United States revolving credit facility ($780.0 million);
•repayment of the aggregate principal amount of the 2026 Notes ($500.0 million);
•repayments under the Receivables Facility ($315.6 million);
•net repayments of term loan borrowings ($244.2 million);
•payment of dividends ($112.0 million); and
•payment of fees and expenses related to refinancing activities, which is included in "Other financing activities," including debt issuance costs ($17.5 million) and the call premium ($11.9 million) from the repayment of the 2026 Notes.
The "Other financing activities" caption also reflects a use of cash during fiscal 2022 and fiscal 2021, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 30, 2022, we were in compliance with these covenants.
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

	Twelve Months Ended
(in millions)	September 30, 2022	October 1, 2021
Net income (loss) attributable to ASI stockholders	$194.5	$(90.8)
Interest and other financing costs, net	372.7	401.4
Provision (Benefit) for income taxes	61.5	(40.6)
Depreciation and amortization	532.3	550.7
Share-based compensation expense(1)	95.5	71.1
Unusual or non-recurring (gains) and losses(2)	—	(77.1)
Pro forma EBITDA for equity method investees(3)	8.4	10.2
Pro forma EBITDA for certain transactions(4)	11.8	11.2
Other(5)(6)	45.0	102.5
Covenant Adjusted EBITDA	$1,321.7	$938.6
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock units awards and employee stock purchases (see Note 12 to the audited consolidated financial statements).
(2)    Represents the fiscal 2021 non-cash gain from an observable price change on an equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
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
(5)    "Other" for the twelve months ended September 30, 2022 includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($34.8 million), the reversal of a contingent consideration liability related to an acquisition earn out ($20.7 million), non-cash charges for inventory write-downs to net realizable value and fixed asset write-offs related to personal protective equipment ($20.5 million), severance charges ($19.6 million), United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic ($17.3 million), favorable impact related to a client contract dispute ($9.6 million), charges related to the Company's intention to spin-off the Uniform segment

($9.3 million), gain from a funding agreement related to a legal matter ($6.5 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($6.4 million), compensation expense related to an acquisition earn out contingent on employees staying until the performance period ends ($5.6 million), the gain from the insurance proceeds received related to property damage from a tornado in Nashville ($4.0 million), the impact of hyperinflation in Argentina ($3.5 million), due diligence charges related to acquisitions ($2.5 million) and other miscellaneous expenses.
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
Our covenant requirements and actual ratios for the twelve months ended September 30, 2022 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.73x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.55x
(1)    The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sales-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's United States Term B Loans, which lenders do not benefit from the maximum Consolidated Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is at least 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense and our estimated share of interest expense from one equity method investee. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.

The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 30, 2022 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 30, 2022	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$7,305,832	$37,602	$4,235,247	$1,152,526	$1,880,457
Finance lease obligations	158,027	28,589	48,901	33,825	46,712
Estimated interest payments(2)	927,800	270,600	467,400	164,000	25,800
Operating leases and other noncancelable commitments	436,507	81,729	126,332	82,221	146,225
Purchase obligations(3)	665,221	267,049	140,809	85,555	171,808
Other liabilities(4)	709,009	215,546	242,531	30,783	220,149
	$10,202,396	$901,115	$5,261,220	$1,548,910	$2,491,151

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 30, 2022	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$87,517	$76,445	$11,072	$—	$—
(1)Excludes the $41.6 million reduction to long-term borrowings from debt issuance costs, $0.7 million reduction from the discount on the United States Term B-4 Loans due 2027 and finance lease obligations.
(2)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at September 30, 2022 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2023 through 2028 is $7,421.0 million, $7,327.5 million, $5,324.5 million, $2,941.4 million, $2,347.8 million and $791.8 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2023 through 2028 is 3.65%, 3.74%, 3.63%, 3.02%, 3.20% and 3.26%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).
(3)Represents mainly the commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(4)Includes certain unfunded employee retirement obligations, contingent consideration obligations related to acquisitions, deferred social security taxes, self-insurance obligations and other obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 30, 2022, we have gross uncertain tax liabilities of $80.2 million (see Note 10 to the audited consolidated financial statements). During fiscal 2022, we made contributions totaling $5.7 million into our defined benefit pension plans. Estimated contributions to our defined benefit pension plans in fiscal 2023 are $2.8 million (see Note 9 to the audited consolidated financial statements).
We have a Receivables Facility agreement with three financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility as of September 30, 2022 is $500.0 million. During the third quarter of fiscal 2022, we increased the purchase limit available under the Receivables Facility from $400.0 million to $500.0 million and the additional seasonal tranche of $100.0 million has been eliminated. All other terms and conditions of the agreement remained largely unchanged. As of September 30, 2022, there are $104.9 million outstanding under the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying audited consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 30, 2022. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of September 30, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $23.1 million and $194.3 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of September 30, 2022 was $78.2 million and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
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
Asset Impairment Determinations
Indefinite lived intangible assets that are not amortized are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. For goodwill, the impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow method or market method for each reporting unit with its estimated net book value.
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2022, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on the evaluation performed, we determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
The determination of fair value for each reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows, the underlying margin projection assumptions, future growth rates and the discount rate. The market based method is dependent on several subjective factors including the determination of market multiples and future cash flows. If our assumptions or estimates in our fair value calculations change or if future cash flows, margin projections or future growth rates vary from what was expected, this may impact our impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
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
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our Consolidated Statements of Income (Loss).
Litigation and Claims
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our businesses, including those brought by clients, customers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breach of contractual and other obligations. We consider the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, we consider, among other issues:
•    interpretation of contractual rights and obligations;
•    the status of government regulatory initiatives, interpretations and investigations;
•    the status of settlement negotiations;
•    prior experience with similar types of claims;
•    whether there is available insurance; and
•    advice of counsel.
We were involved in a dispute with a client regarding our provision of services pursuant to a contract. During fiscal 2022, we resolved the matter by entering into a settlement agreement with the client whereby our obligations totaled $13.6 million, resulting in a reversal of previously reserved amounts of $5.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).
Allowance for Credit Losses
We encounter credit loss risks associated with the collection of receivables. We analyze historical experience, current general and specific industry economic conditions, industry concentrations, such as exposure to small and medium-sized businesses, the non-profit healthcare sector, federal and local governments, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. The accounting estimate related to the allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and credit losses could potentially have a material impact on our results of operations. We adopted a new accounting standard related to the measurement of expected credit losses as of October 3, 2020 (the first day of fiscal 2021).

As of September 30, 2022 and October 1, 2021, our allowance for credit losses was $56.4 million and $79.6 million, respectively.
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
As of September 30, 2022 and October 1, 2021, our reserve for inventory obsolescence was $51.3 million and $45.7 million, respectively.
Self-Insurance Reserves
We self-insure for obligations related to certain risks that we retain under our casualty program, which includes general liability, automobile liability and workers’ compensation liability, as well as for property liability and employee healthcare benefit programs. The accounting estimates related to our self-insurance reserves are critical accounting estimates because changes in our claim experience, our ability to settle claims or other estimates and judgments we use could potentially have a material impact on our results of operations. Our reserves for retained costs associated with our casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on our claims history. Our casualty program reserves take into account reported claims as well as incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the nature, frequency, severity, and age of claims, and industry, regulatory and company-specific trends impacting the development of claims. The actual cost to settle our self-insured casualty claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
As of September 30, 2022 and October 1, 2021, our self-insurance reserves were $254.4 million and $235.7 million, respectively.
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
As of September 30, 2022 and October 1, 2021, our valuation allowance reserves recorded against deferred tax assets were $83.8 million and $97.5 million, respectively (see Note 10 to the audited consolidated financial statements).

New Accounting Standards Updates
See Note 1 to the audited consolidated financial statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 30, 2022 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 30, 2022. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 30, 2022	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Debt:
Fixed rate	$29	$26	$2,393	$19	$15	$1,197	$3,679	$3,457
Average interest rate	4.0%	4.0%	5.6%	4.0%	4.0%	5.0%	5.4%
Variable rate	$38	$149	$1,716	$313	$839	$730	$3,785	$3,696
Average interest rate	5.5%	3.7%	4.3%	3.6%	4.3%	5.0%	4.3%
Interest Rate Swaps:
Receive variable/pay fixed	$1,550	$—	$800	$—	$700	$500	$3,550	$155
Average pay rate	2.1%	—%	1.6%	—%	2.2%	1.5%
Average receive rate	3.1%	—%	3.1%	—%	3.1%	3.1%
We entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit our exposure to price fluctuations for gasoline and diesel fuel. As of September 30, 2022, we had contracts for 9.4 million gallons outstanding through September of fiscal 2022. As of September 30, 2022, the fair value of our gasoline and diesel fuel hedge agreements is $2.6 million, which is included in "Accounts payable" on our Consolidated Balance Sheets.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022. The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aramark and subsidiaries (the "Company") as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 22, 2022, expressed an unqualified opinion on those financial statements.
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
November 22, 2022

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2022.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2022.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ THOMAS G. ONDROF	Executive Vice President and Chief Financial Officer
Thomas G. Ondrof	(Principal Financial Officer)

/s/ CHRISTOPHER T. SCHILLING	Senior Vice President, Controller and Chief Accounting Officer
Christopher T. Schilling	(Principal Accounting Officer)

/s/ SUSAN CAMERON	Director
Susan Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ DANIEL J. HEINRICH	Director
Daniel J. Heinrich

/s/ BRIDGETTE P. HELLER	Director
Bridgette P. Heller

/s/ PAUL HILAL	Vice Chairman, Director
Paul Hilal

/s/ KENNETH M. KEVERIAN	Director
Kenneth M. Keverian

/s/ KAREN KING	Director
Karen King

/s/ PATRICIA E. LOPEZ	Director
Patricia E. Lopez

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ ART WINKLEBLACK	Director
Art Winkleblack

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the "Company") as of September 30, 2022 and October 1, 2021, the related consolidated statements of income (loss), comprehensive income, cash flows, and stockholders’ equity for the years then ended, and the related notes and financial statement schedule II (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying amount annually in the fourth quarter of each year as of the end of the fiscal month of August or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. During the fourth quarter, the Company performed a quantitative test to determine the fair value of each reporting unit using discounted cash flow method or market method, which required management to make assumptions and estimates that are subject to risk and uncertainty related to future growth rates, margin projections, timing of future cash flows, the discount rate, and the determination of market multiples. Changes in these assumptions or estimates may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in an impairment charge. The fair value of the FSS United States ("FSS US") reporting unit exceeded its carrying amount, and therefore, the Company determined that its goodwill was not impaired.
We identified the valuation of goodwill for the FSS US reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value. Auditing the discounted cash flow calculations for this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating management’s assumptions and estimates related to future growth rates, margin projections, timing of future cash flows, the discount rate and the determination of market multiples.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions and estimates of future growth rates, margin projections, timing of future cash flows, the discount rate and the determination of market multiples used by management to estimate the fair value of the FSS US reporting unit included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the FSS US reporting unit, including controls related to management’s assumptions and estimates of future growth rates, margin projections, timing of future cash flows, the discount rate and the determination of market multiples.
•We evaluated management’s ability to accurately forecast future FSS US reporting unit growth rates, margin projections and timing of future cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s FSS US reporting unit growth rates, margin projections and timing of future cash flows by comparing the forecasts to:
◦Historical results.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of future growth rates, the discount rate and the determination of market multiples by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, PA
November 22, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aramark:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of loss, comprehensive loss, cash flows, and stockholders’ equity of Aramark and subsidiaries (the Company) for the fiscal year ended October 2, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended October 2, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company's auditor from 2002 to 2020.
Philadelphia, Pennsylvania
November 24, 2020

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands, except share amounts)

	September 30, 2022	October 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$329,452	$532,591
Receivables (less allowances: $56,388 and $79,644)	2,147,957	1,748,601
Inventories	552,386	412,676
Prepayments and other current assets	262,195	204,987
Total current assets	3,291,990	2,898,855
Property and Equipment, at cost:
Land, buildings and improvements	1,035,359	983,540
Service equipment and fixtures	4,481,711	4,355,699
	5,517,070	5,339,239
Less - Accumulated depreciation	(3,485,025)	(3,300,845)
	2,032,045	2,038,394
Goodwill	5,515,124	5,487,297
Other Intangible Assets	2,113,726	2,028,622
Operating Lease Right-of-use Assets	592,145	587,854
Other Assets	1,537,406	1,335,142
	$15,082,436	$14,376,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$65,047	$58,850
Current operating lease liabilities	68,858	67,280
Accounts payable	1,322,936	919,090
Accrued payroll and related expenses	656,974	677,185
Accrued expenses and other current liabilities	1,172,071	1,135,028
Total current liabilities	3,285,886	2,857,433
Long-Term Borrowings	7,345,860	7,393,417
Noncurrent Operating Lease Liabilities	305,623	314,378
Deferred Income Taxes and Other Noncurrent Liabilities	1,106,587	1,079,014
Commitments and Contingencies (see Note 14)
Redeemable Noncontrolling Interests	8,840	9,050
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 297,555,924 shares and 294,329,180 shares; and outstanding: 258,728,942 shares and 255,998,119 shares)	2,976	2,943
Capital surplus	3,681,966	3,533,054
Retained earnings	406,784	327,557
Accumulated other comprehensive loss	(111,571)	(208,011)
Treasury stock (shares held in treasury: 38,826,982 shares and 38,331,061 shares)	(950,515)	(932,671)
Total stockholders' equity	3,029,640	2,722,872
	$15,082,436	$14,376,164
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, OCTOBER 1, 2021 AND OCTOBER 2, 2020
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Revenue	$16,326,624	$12,095,965	$12,829,559
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	14,767,570	11,007,080	11,993,667
Depreciation and amortization	532,327	550,692	595,195
Selling and general corporate expenses	398,362	346,749	307,016
Goodwill impairment	—	—	198,600
	15,698,259	11,904,521	13,094,478
Operating income (loss)	628,365	191,444	(264,919)
Gain on Equity Investment	—	(137,934)	—
Loss on Defined Benefit Pension Plan Termination	—	60,864	—
Interest and Other Financing Costs, net	372,727	401,366	382,800
Income (Loss) Before Income Taxes	255,638	(132,852)	(647,719)
Provision (Benefit) for Income Taxes	61,461	(40,633)	(186,284)
Net income (loss)	194,177	(92,219)	(461,435)
Less: Net (loss) income attributable to noncontrolling interests	(307)	(1,386)	94
Net income (loss) attributable to Aramark stockholders	$194,484	$(90,833)	$(461,529)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$0.76	$(0.36)	$(1.83)
Diluted	$0.75	$(0.36)	$(1.83)
Weighted Average Shares Outstanding:
Basic	257,314	254,748	251,828
Diluted	259,074	254,748	251,828
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, OCTOBER 1, 2021 AND OCTOBER 2, 2020
(in thousands)

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Net income (loss)	$194,177	$(92,219)	$(461,435)
Other comprehensive income (loss), net of tax:
Pension plan adjustments	17,113	48,568	(25,669)
Foreign currency translation adjustments	(86,376)	8,925	(7,818)
Cash flow hedges:
Unrealized gains (losses) arising during the period	143,276	909	(82,005)
Reclassification adjustments	20,698	37,440	25,463
Share of equity investee's comprehensive income (loss)	1,729	3,405	(264)
Other comprehensive income (loss), net of tax	96,440	99,247	(90,293)
Comprehensive income (loss)	290,617	7,028	(551,728)
Less: Net (loss) income attributable to noncontrolling interests	(307)	(1,386)	94
Comprehensive income (loss) attributable to Aramark stockholders	$290,924	$8,414	$(551,822)
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, OCTOBER 1, 2021 AND OCTOBER 2, 2020
(in thousands)

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income (loss)	$194,177	$(92,219)	$(461,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	532,327	550,692	595,195
Goodwill impairment and asset write-downs	—	—	283,743
Gain on equity investment	—	(137,934)	—
Loss on defined benefit pension plan termination	—	60,864	—
Reduction of contingent consideration liability (see Note 16)	(20,749)	—	—
Deferred income taxes	35,422	(43,234)	(134,048)
Share-based compensation expense	95,487	71,053	30,339
Changes in operating assets and liabilities:
Accounts Receivable	(462,685)	(290,214)	362,708
Inventories	(71,500)	(7,536)	(25,675)
Prepayments and Other Current Assets	(3,783)	101,939	(86,444)
Accounts Payable	421,763	252,158	(342,069)
Accrued Expenses	7,536	261,154	(143,640)
Payments made to clients on contracts	(56,865)	(100,918)	(69,575)
Changes in other noncurrent liabilities	14,914	(17,427)	92,782
Changes in other assets	(6,878)	4,177	66,650
Other operating activities	15,333	44,524	8,151
Net cash provided by operating activities	694,499	657,079	176,682
Cash flows from investing activities:
Purchases of property and equipment and other	(388,397)	(407,818)	(418,508)
Disposals of property and equipment	23,642	32,474	54,074
Purchases of marketable securities	(78,220)	—	—
Acquisition of certain businesses, net of cash acquired	(340,022)	(265,766)	(22,201)
Acquisition of certain equity method investments	(64,000)	—	—
Other investing activities	15,710	6,724	25,515
Net cash used in investing activities	(831,287)	(634,386)	(361,120)
Cash flows from financing activities:
Proceeds from long-term borrowings	100,051	893,993	3,239,772
Payments of long-term borrowings	(152,338)	(2,453,571)	(1,000,463)
Net change in funding under the Receivables Facility	104,935	(315,600)	315,600
Payments of dividends	(113,120)	(112,010)	(110,893)
Proceeds from issuance of common stock	49,322	41,587	90,022
Repurchase of common stock	—	—	(6,540)
Other financing activities	(26,544)	(59,738)	(89,976)
Net cash (used in) provided by financing activities	(37,694)	(2,005,339)	2,437,522
Effect of foreign exchange rates on cash and cash equivalents	(28,657)	6,049	9,461
(Decrease) increase in cash and cash equivalents	(203,139)	(1,976,597)	2,262,545
Cash and cash equivalents, beginning of period	532,591	2,509,188	246,643
Cash and cash equivalents, end of period	$329,452	$532,591	$2,509,188
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, OCTOBER 1, 2021 AND OCTOBER 2, 2020
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2019	$3,320,047	$2,829	$3,236,450	$1,107,029	$(216,965)	$(809,296)
Net loss attributable to Aramark stockholders	(461,529)			(461,529)
Other comprehensive loss	(90,293)				(90,293)
Capital contributions from issuance of common stock	134,607	78	134,529
Capital contributions from stockholder	14,814		14,814
Share-based compensation expense	30,339		30,339
Repurchases of common stock	(98,876)					(98,876)
Payments of dividends ($0.44 per share)	(113,121)			(113,121)
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(90,833)			(90,833)
Other comprehensive income	99,247				99,247
Capital contributions from issuance of common stock	45,905	36	45,869
Share-based compensation expense	71,053		71,053
Repurchases of common stock	(24,499)					(24,499)
Payments of dividends ($0.44 per share)	(113,989)			(113,989)
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	194,484			194,484
Other comprehensive income	96,440				96,440
Capital contributions from issuance of common stock	53,458	33	53,425
Share-based compensation expense	95,487		95,487
Repurchases of common stock	(17,844)					(17,844)
Payments of dividends ($0.44 per share)	(115,257)			(115,257)
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
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
•Uniform and Career Apparel ("Uniform") - Provides a full-service employee uniform solution, resulting in a contracted and recurring revenue model. The customer base is serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, managed restroom and first aid services. Customers operate in a wide range of industries in the United States and Canada.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 30, 2022 and October 1, 2021 were each fifty-two week periods and the fiscal year ended October 2, 2020 was a fifty-three week period.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In March 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which eliminated the accounting guidance for troubled debt restructuring for creditors in Accounting Standards Codification 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company early adopted the ASU during the third quarter of fiscal 2022, which did not have a material impact on the consolidated financial statements.
In March 2022, the FASB issued an ASU which expanded the scope of existing guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both pre-payable and non-pre-payable financial assets. The Company early adopted the ASU during the third quarter of fiscal 2022, which did not have a material impact on the consolidated financial statements.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In September 2022, the FASB issued an ASU to enhance the transparency of supplier finance programs, which may be referred to as reverse factoring, payables finance or structured payables arrangements. The guidance will require that a buyer in a supplier finance program disclose the program's nature, activity and potential magnitude. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The Company is currently evaluating the impact of this standard.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2021, the FASB issued an ASU which required that an entity provide certain annual disclosures when they have received government assistance. The guidance is effective for the Company in the first quarter of fiscal 2023 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
In October 2021, the FASB issued an ASU which required that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as if it had originated the contracts. The guidance is effective for the Company in the first quarter of fiscal 2024 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In January 2021, the FASB issued an ASU which clarified certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of LIBOR and the reference rate reform standard. The Company may adopt this guidance through December 31, 2022, which generally can be applied to applicable contract modifications through December 31, 2022. The Company does not anticipate adopting additional optional expedients related to this standard.
In March 2020, the FASB issued an ASU which provided optional expedients that may be adopted and applied through December 31, 2022 to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company adopted the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. The Company may adopt the remaining amendments of this standard through December 31, 2022, which generally can be applied to applicable contract modifications through December 31, 2022. The Company does not anticipate adopting additional optional expedients related to this standard.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the consolidated financial statements or are not expected to have a material impact on the consolidated financial statements.
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
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. The majority of the Company’s receivables balances are based on contracts with customers.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The summary of the components of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022			October 1, 2021			October 2, 2020
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$194,177			$(92,219)			$(461,435)
Pension plan adjustments	26,184	(9,071)	17,113	63,959	(15,391)	48,568	(33,831)	8,162	(25,669)
Foreign currency translation adjustments	(96,783)	10,407	(86,376)	7,383	1,542	8,925	(6,348)	(1,470)	(7,818)
Cash flow hedges:
Unrealized gains (losses) arising during the period	193,616	(50,340)	143,276	1,228	(319)	909	(110,817)	28,812	(82,005)
Reclassification adjustments	27,970	(7,272)	20,698	50,595	(13,155)	37,440	34,409	(8,946)	25,463
Share of equity investee's comprehensive income (loss)	1,729	—	1,729	3,405	—	3,405	(264)	—	(264)
Other comprehensive income (loss)	152,716	(56,276)	96,440	126,570	(27,323)	99,247	(116,851)	26,558	(90,293)
Comprehensive income (loss)			290,617			7,028			(551,728)
Less: Net (loss) income attributable to noncontrolling interests			(307)			(1,386)			94
Comprehensive income (loss) attributable to Aramark stockholders			$290,924			$8,414			$(551,822)

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive loss consists of the following (in thousands):

	September 30, 2022	October 1, 2021
Pension plan adjustments	$(7,210)	$(24,323)
Foreign currency translation adjustments(1)	(213,388)	(127,012)
Cash flow hedges(2)	114,725	(49,249)
Share of equity investee's accumulated other comprehensive loss	(5,698)	(7,427)
	$(111,571)	$(208,011)

(1)	Significant change in foreign currency translation adjustment in fiscal 2022 due to the strengthening of the United States dollar against the local currencies of the countries that Aramark operates in.
(2)	Significant change in cash flow hedges impacted by changes in forward interest rates.
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of $3.5 million, $1.8 million and $2.5 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, to the Consolidated Statements of Income (Loss). The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2022, fiscal 2021 and fiscal 2020 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 30, 2022. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of September 30, 2022 and October 1, 2021, cash and cash equivalents at the Captive were $23.1 million and $194.3 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of September 30, 2022 was $78.2 million and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. As of September 30, 2022 and October 1, 2021, the Company's reserve for inventory was $51.3 million and $45.7 million, respectively. The inventory reserve is determined based on history and projected customer consumption and specific identification. During the fourth quarter of fiscal 2022, the Company decided to no longer sell personal protective equipment ("PPE"), which required inventory write-downs to zero net realizable value. The Company recorded $19.6 million and $25.4 million in inventory write-down charges to the Consolidated Statements of Income (Loss) during fiscal 2022 and fiscal 2021, respectively, to reflect the net realizable value of PPE inventory within the Uniform segment.
The components of inventories are as follows:

	September 30, 2022	October 1, 2021
Food(1)	64.0%	48.7%
Career apparel and linens(2)	31.7%	46.0%
Parts, supplies and novelties	4.3%	5.3%
	100.0%	100.0%

(1)	Food inventory increased during fiscal 2022 from the recovery of the COVID-19 pandemic ("COVID-19") and the addition of inventory associated with the Union Supply acquisition.
(2)	Career apparel and linens inventory decreased during fiscal 2022 as the Company ceased production and distribution of PPE and due to greater increase of food inventory as part of total inventory.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2022	October 1, 2021
Prepaid Insurance	$15,192	$12,566
Prepaid Taxes and Licenses	11,087	11,159
Current Income Tax Asset	10,842	23,523
Marketable Securities(1)	78,204	—
Other Prepaid Expenses	146,870	157,739
	$262,195	$204,987

(1)	Marketable securities represent held-to-maturity debt securities with original maturities greater than three months, which are maturing within one year.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and three to 20 years for service equipment and fixtures. Depreciation expense during fiscal 2022, fiscal 2021 and fiscal 2020 was $367.1 million, $378.3 million and $418.3 million, respectively.
During fiscal 2020, the Company recognized impairment charges of $30.6 million within its FSS United States and FSS International segments, consisting of right-of-use assets ($11.6 million), property and equipment ($17.8 million) and other assets ($1.2 million), which are included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) for the fiscal year ended October 2, 2020. These impairment charges primarily relate to client contracts that were reassessed due to the impact of COVID-19. In order to determine the impairment charges, the Company compared the estimated fair value of each asset group, calculated using discounted cash flows, to its book value.
Also during fiscal 2020, the Company permanently vacated certain rental properties and assets at various locations throughout the United States related to non-core operations and no longer intended to operate or sublease at these locations. Accordingly, the Company recorded a loss on disposal by abandonment of $28.5 million within its FSS United States segment, consisting of right-of-use assets ($10.3 million), leasehold improvements ($17.4 million) and other assets ($0.8 million), which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) for the fiscal year ended October 2, 2020. The Company had no remaining lease liability related to the abandoned leases as of October 1, 2021.
During fiscal 2020, the Company received $25.0 million of insurance proceeds from one of its insurance carriers related to property damage and business interruption from a tornado at one of its Uniform market centers in Nashville, Tennessee. These proceeds served to cover the cost of rebuilding the property and for any incremental expenses the Company incurred to continue servicing its customers at nearby market centers. The Company’s insurance policy provided coverage for the property damage and reimbursement for other expenses and incremental costs that have been incurred related to the damages and losses. The Company recorded a gain during fiscal 2020 of $16.3 million from these proceeds, which represents the excess of previously incurred losses, including the write-down of the damaged property and equipment and business interruption expenses. The gain is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss). The Company allocated $21.5 million of the insurance proceeds to the recovery of the damaged building and equipment and is included within “Net cash used in investing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended October 2, 2020. The remaining $3.5 million of insurance proceeds is included within “Net cash provided by operating activities” to offset the business interruption expenses incurred during the fiscal year ended October 2, 2020.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2022	October 1, 2021
Cost to fulfill - Client(1)	$97,830	$109,541
Cost to fulfill - Rental merchandise in-service(2)	359,657	324,433
Long-term receivables	26,412	31,832
Miscellaneous investments(3)	405,463	405,498
Computer software costs, net(4)	199,521	182,650
Interest rate swap agreements(5)	149,755	—
Employee sales commissions(6)	131,443	124,610
Other(7)	167,325	156,578
	$1,537,406	$1,335,142

(1)	Cost to fulfill - Client represent payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation (see Note 7).
(2)	Costs to fulfill - Rental merchandise in-service represent personalized work apparel, linens and other rental items in service at customer locations (see Note 7).
(3)	Miscellaneous investments represent investments in 50% or less owned entities.
(4)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use, and are amortized over the estimated useful life of the software, generally a period of three to 10 years.

(5)	Interest rate swaps moved from liability positions as of October 1, 2021 to asset positions as of September 30, 2022 due to changes in forward interest rates.
(6)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 7).
(7)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.
The Company's principal equity method investment is its 50% ownership interest in AIM Services Co., Ltd., a Japanese food and support services company ($128.4 million and $187.5 million at September 30, 2022 and October 1, 2021, respectively).
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. During fiscal 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a non-cash gain of $137.9 million on the Consolidated Statements of Income (Loss). The carrying amount of equity investments without readily determinable fair values as of both September 30, 2022 and October 1, 2021 was $180.5 million.
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 30, 2022	October 1, 2021
Deferred income(1)	$346,954	$340,587
Accrued client expenses	172,894	127,086
Accrued taxes	58,988	58,410
Accrued insurance(2) and interest	184,676	167,323
Other	408,559	441,622
	$1,172,071	$1,135,028

(1)
Includes consideration received in advance from customers prior to the service being performed ($324.5 million and $312.6 million) or from vendors prior to the goods being consumed ($22.4 million and $21.3 million) in fiscal 2022 and fiscal 2021, respectively.

(2)
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability, workers’ compensation liability and property liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claim history.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 30, 2022	October 1, 2021
Deferred income taxes (see Note 10)	$501,404	$383,224
Deferred compensation	211,703	212,222
Pension-related liabilities	11,775	16,113
Interest rate swap agreements(1)	—	65,012
Insurance reserves(2)	141,104	126,314
Other noncurrent liabilities(3)	240,601	276,129
	$1,106,587	$1,079,014

(1)	Interest rate swaps moved from liability positions as of October 1, 2021 to asset positions as of September 30, 2022 due to changes in forward interest rates.
(2)
The Company is self-insured for certain obligations for certain risks retained under its general liability, automobile liability, workers’ compensation liability and property liability programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.

(3)
Fiscal 2022 includes the Union Supply Group, Inc. contingent consideration liability, which was recorded as part of the acquisition and incremental compensation, of $45.8 million (see Note 2). Fiscal 2022 and Fiscal 2021 includes the Next Level Hospitality contingent consideration of $48.4 million and $65.4 million, respectively. Fiscal 2021 includes the $64.3 million payment deferral related to the employer portion of social security taxes as permitted under the Coronavirus Aid, Relief and Economic Security Act.

Aramark's Intention to Spin-off Uniform Segment
On May 10, 2022, the Company announced its intention to spin-off its Uniform segment into an independent publicly traded company to Aramark’s stockholders. The proposed spin-off is intended to be a tax-free transaction to Aramark and its stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the second half of fiscal 2023, subject to certain customary conditions, including final approval of the Aramark Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals. Refer to Note 15 for the Uniform segment financial disclosures.
Impact of COVID-19
COVID-19 adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted the Company's financial and operating results beginning in the second quarter of fiscal 2020 through the first half of fiscal 2021. The Company's financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Deferred social security taxes of $64.2 million were paid in fiscal 2022. Social security taxes of $64.2 million remain deferred, which are recorded as liabilities within "Accrued payroll and related expenses" on the Company’s Consolidated Balance Sheet as of September 30, 2022.
The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the fiscal years ended October 1, 2021 and October 2, 2020, the Company recorded $15.1 million and $18.7 million, respectively, related to the employee retention credit in “Cost of services provided (exclusive of depreciation and amortization)” on the Company’s Consolidated Statements of Income (Loss). As of September 30, 2022, the Company has a $23.8 million receivable balance from the United States government related to the CARES Act, which is recorded in "Receivables" on the Company's Consolidated Balance Sheet.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded $37.0 million, $155.3 million and $128.1 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) during the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively, of which $0.4 million, $17.9 million and $23.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, respectively, were recorded in the Uniform segment with the remaining balances recorded in the FSS International segment. The Company does not expect to receive additional tax credits related to COVID-19 relief at this time.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
Supplemental Cash Flow Information

	Fiscal Year Ended
(dollars in millions)	September 30, 2022	October 1, 2021	October 2, 2020
Interest paid	$333.3	$369.7	$353.6
Income taxes paid (refunded)	16.2	(104.9)	40.2
Significant non-cash activities are as follows:
•During fiscal 2022, fiscal 2021 and fiscal 2020, the Company executed finance lease transactions. The present value of the future rental obligations was $35.8 million, $36.0 million and $29.3 million for the respective periods, which is included in "Property and Equipment, at cost" and "Long-Term Borrowings" on the Consolidated Balance Sheets.
•During fiscal 2022, fiscal 2021 and fiscal 2020, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were $17.8 million, $24.5 million and $92.3 million, respectively.
NOTE 2. ACQUISITIONS:
Union Supply Group, Inc.
On June 2, 2022, the Company completed the acquisition of Union Supply Group Inc. ("Union Supply"), a commissary goods and services supplier, pursuant to the Stock Purchase Agreement ("Union Supply Purchase Agreement") dated as of April 8, 2022, by and among Aramark Correctional Services, LLC, a wholly owned subsidiary of the Company, and Tom Thomas, in his capacity as the sellers' representative. Upon completion of the acquisition, Union Supply became a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Union Supply was $199.6 million. The Union Supply Purchase Agreement provided for contingent consideration, which the Company may be required to pay if Union Supply achieves certain adjusted EBITDA levels during calendar year 2023. A contingent consideration liability of $40.2 million was recorded as part of the acquisition with a separate amount that will be accounted for as compensation expense to be recognized in earnings over the earnout period. The acquisition was financed utilizing funds from the Company's Receivables Facility.
Consideration
The Company has accounted for the Union Supply acquisition as a business combination under the acquisition method of accounting. The Company finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.
Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following table summarize the assets and liabilities assigned as of the acquisition date (in thousands):

Current assets	$102,925
Noncurrent assets	208,181
Total assets	$311,106

Current liabilities	$24,308
Noncurrent liabilities	87,171
Total liabilities	$111,479

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill
The Company recorded $56.9 million of goodwill in connection with its purchase price allocation relating to the Union Supply acquisition, all of which was recognized in the FSS United States segment. Goodwill is calculated as the excess of consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, such as assembled workforce. Factors that contributed to the Company's recognition of goodwill include the Company's intent to complement its existing corrections business and expand its customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
Revenue and Earnings for Union Supply
Included in the Company’s Consolidated Statements of Income (Loss) for the fiscal year ended September 30, 2022 was revenues and net loss from Union Supply of $82.5 million and $11.3 million, respectively. The net loss from Union Supply was driven by incremental costs established during the allocation of the purchase price related to inventory, intangible assets and compensation expense associated with the contingent consideration. The effects of the acquisition on proforma revenue and net income of the combined entity were not material.
Next Level Hospitality
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
Other Acquisitions
During fiscal 2022, fiscal 2021 and fiscal 2020, the Company paid net cash consideration of $140.4 million, $39.7 million and $22.2 million, respectively, for various acquisitions, excluding the purchase of Union Supply and Next Level. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
Merger and Integration Costs
During fiscal 2021 and fiscal 2020, the Company incurred merger and integration costs of $22.2 million and $28.9 million, respectively, as a result of the Avendra and AmeriPride acquisitions that occurred during fiscal year 2018. The expenses mainly related to costs for transitional employees and integration related consulting costs and charges related to plant consolidations, mainly asset write-downs, the implementation of a new route accounting system and other expenses.
NOTE 3. SEVERANCE:
During fiscal 2022, the Company made changes to its organization to streamline and improve the efficiency and effectiveness of its operations and overhead functions within the FSS United States and FSS International segments. These actions included headcount reductions, which resulted in severance charges of $19.6 million during the fiscal year ended September 30, 2022, which were recorded in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the severance charges by segment recognized in the Consolidated Statements of Income (Loss) for the fiscal year ended September 30, 2022 (in millions):

FSS United States	$7.7
FSS International	11.9
$19.6
During fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As a result of these actions, severance charges of $9.0 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss) for the fiscal year ended October 1, 2021.
During fiscal 2020, the Company made changes to its organization as a result of COVID-19. These actions included headcount reductions, which resulted in severance charges of $145.8 million during the fiscal year ended October 2, 2020, which were recorded in both “Cost of services provided (exclusive of depreciation and amortization)” and “Selling and general corporate expenses” on the Consolidated Statements of Income (Loss). The Company reversed $16.3 million of unpaid obligations related to this severance obligation during fiscal 2021, which were recorded in both "Cost of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss).
The following table summarizes the severance charges by segment recognized in the Consolidated Statements of Income (Loss) for the fiscal year ended October 2, 2020 (in millions):

FSS United States	$51.8
FSS International	87.3
Uniform	4.9
Corporate	1.8
$145.8
The following table summarizes the unpaid obligations for severance and related costs as of September 30, 2022, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets.

(in millions)	October 1, 2021	Charges	Payments and Other	September 30, 2022
Fiscal 2020 Severance	$24.6	$—	$(19.6)	$5.0
Fiscal 2021 Severance	9.0	—	(5.6)	3.4
Fiscal 2022 Severance	—	19.6	(2.8)	16.8
Total Reorganization	$33.6	$19.6	$(28.0)	$25.2
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level. Within the FSS International segment, each country or region is evaluated separately since such operating units are relatively autonomous and separate goodwill balances have been recorded for each entity. The Company performs its annual impairment test as of the end of the fiscal month of August. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, calculated using a discounted cash flow method or market based method, of each reporting unit with its estimated net book value.
During the fourth quarter of fiscal 2022, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using a discounted cash flow or market based method of each reporting unit with its book value. Based on the evaluation performed, the Company determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
During fiscal 2020, the Company identified a triggering event from the decline in its stock price resulting from COVID-19. As a result, the Company performed a quantitative impairment test and recognized a non-cash impairment charge of $198.6 million

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to one reporting unit within the FSS International segment on the Consolidated Statements of Income (Loss) for the fiscal year ended October 2, 2020. For tax purposes, the impairment charge was not tax deductible. The impaired reporting unit has a remaining goodwill balance of $91.3 million as of September 30, 2022.
The determination of fair value for each reporting unit includes assumptions, which are considered Level 3 inputs, that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows and the underlying margin projection assumptions, future growth rates and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows or future growth rates vary from what was expected, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during fiscal 2022 are as follows (in thousands):

Segment	October 1, 2021	Acquisitions	Translation & Other	September 30, 2022
FSS United States	$4,087,936	$61,761	$569	$4,150,266
FSS International	434,465	25,401	(58,383)	401,483
Uniform	964,896	—	(1,521)	963,375
	$5,487,297	$87,162	$(59,335)	$5,515,124
Other intangible assets consist of (in thousands):

	September 30, 2022			October 1, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,474,588	$(487,877)	$986,711	$2,106,423	$(1,173,092)	$933,331
Trade names	1,133,736	(6,721)	1,127,015	1,100,579	(5,288)	1,095,291
	$2,608,324	$(494,598)	$2,113,726	$3,207,002	$(1,178,380)	$2,028,622
During fiscal 2022, the Company acquired customer relationship assets and trade names with values of $165.5 million and $56.3 million, respectively. During fiscal 2021, the Company acquired customer relationship assets and trade names with values of $157.8 million and $52.5 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. The Company completed its annual trade name impairment test for fiscal 2022, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2022, fiscal 2021 and fiscal 2020 was $108.7 million, $116.5 million and $117.6 million, respectively.
Based on the recorded balances at September 30, 2022, total estimated amortization of all acquisition-related intangible assets for fiscal years 2023 through 2027 are as follows (in thousands):

2023	$102,776
2024	102,361
2025	102,387
2026	99,108
2027	91,025

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 30, 2022	October 1, 2021
Senior secured revolving credit facility, due April 2026	$90,897	$71,896
Senior secured term loan facility, due March 2025	1,661,611	1,660,382
Senior secured term loan facility, due April 2026	334,135	406,543
Senior secured term loan facility, due January 2027	834,619	833,643
Senior secured term loan facility, due April 2028	723,170	721,986
5.000% senior notes, due April 2025	547,981	594,719
3.125% senior notes, due April 2025(1)	317,204	374,668
6.375% senior notes, due May 2025	1,487,593	1,483,328
5.000% senior notes, due February 2028	1,141,491	1,140,144
Receivables Facility, due June 2024	104,935	—
Finance leases	147,373	146,368
Other	19,898	18,590
	7,410,907	7,452,267
Less—current portion	(65,047)	(58,850)
	$7,345,860	$7,393,417

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.
As of September 30, 2022, there were $748.5 million of outstanding foreign currency borrowings.
Senior Secured Credit Agreement
ASI, an indirect wholly owned subsidiary of the Company, and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as supplemented or otherwise modified from time to time, the "Credit Agreement"), which replaced the existing Amended and Restated Credit Agreement, originally dated January 26, 2007, and last amended on March 28, 2014 (the "Previous Credit Agreement").
The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 30, 2022:
•A United States dollar denominated term loan to ASI in the amount of $1,661.6 million, due 2025 ("United States Term B-3 Loans due 2025"), $834.6 million, due 2027 ("United States Term B-4 Loans due 2027") and $723.2 million due 2028 ("United States Term B-5 Loans due 2028");
•A yen denominated term loan to ASI in the amount of ¥8,626.1 million (approximately $59.6 million), due 2026 (the "Yen Term C-2 Loans due 2026");
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of C$243.3 million (approximately $175.9 million), due 2026 (the "Canadian Term A-3 Loans due 2026"); and
•A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €100.8 million  (approximately $98.7 million), of which €28.4 million (approximately $27.8 million) is due in 2023 (the "Euro Term A-1 Loans due 2023") and the remainder of which is due 2026 (the "Euro Term A-2 Loans due 2026").
The Credit Agreement also includes a revolving credit facility available for loans in United States dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments of $1.2 billion. A portion of the revolving credit facility with commitments of $53.7 million has a final maturity date of October 1, 2023 and the remainder of the revolving credit facility has a final maturity date of April 6, 2026. As of September 30, 2022, there was $1,105.6 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The primary borrower under the senior secured credit facilities is ASI. In addition, certain subsidiaries of ASI are borrowers of the term loan facilities and/or the revolving credit facility. The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
The applicable margin on the United States Term B-3 Loans due 2025 and the United States Term B-4 Loans due 2027 is 1.75% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin on the United States Term B-5 Loans due 2028 is 2.50% with respect to eurocurrency (LIBOR) borrowings, subject to a LIBOR floor of 0.00% and 1.50% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the Yen Term C-2 Loans due 2026, the Canadian Term A-3 Loans due 2026, the Euro Term A-1 Loans due 2023, the Euro Term A-2 Loans due 2026 and the senior secured revolving credit facility is 1.125% to 1.625% (as of September 30, 2022 - 1.625%) with respect to eurocurrency (LIBOR) borrowings, bankers’ acceptance ("BA") rate borrowings, Tokyo Interbank offer ("TIBOR") rate borrowings and letters of credit fees, subject to a floor of 0.00%, and 0.125% to 0.625% (as of September 30, 2022 - 0.625%) with respect to United States and Canadian base rate borrowings, subject to a floor of 0.00%, and 1.1576% to 1.6576% (as of September 30, 2022 - 1.6576%) with respect to Sterling Overnight Index Average ("SONIA") rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2021 Refinancing Transactions
On April 6, 2021, the Company entered into Amendment No. 11 to the Credit Agreement. Amendment No. 11 provided for, among other things, the extension of the maturity date, in each case, applicable to a portion of the revolving credit facility (the "2018 Tranche Revolving Facility"), a portion of the Canadian dollar denominated term loan due October 2023 (the "Canadian Term A-2 Loans due 2023"), a portion of the Euro Term A-1 Loans due 2023, all of the Yen Term C-1 Loans due 2023 and all of the United States dollar denominated term loan due 2024 (the "United States Term B-2 Loans due 2024") and an increase of $200.0 million in commitments available under the 2018 Tranche Revolving Facility, in each case, under the Credit Agreement through the establishment of Replacement Revolving Commitments (as defined in the Credit Agreement), New Revolving Commitments (as defined in the Credit Agreement), borrowings of Extended Term Loans (as defined in the Credit Agreement) and borrowings of Refinancing Term Loans (as defined in the Credit Agreement), as applicable, under the Credit Agreement comprised of (i) in the case of the portion of the 2018 Tranche Revolving Facility which was extended, new 2021 Tranche Revolving Commitments (the "New 2021 Tranche Revolving Commitments") in an amount equal to $1,153.1 million, terminating in April 2026, (ii) in the case of the portion of the Canadian Term A-2 Loans due 2023 which was extended, the new Canadian Term A-3 Loans due 2026 in an amount equal to C$276.9 million, due in April 2026, (iii) in the case of the portion of the Euro Term A-1 Loans due 2023 which was extended, the new Euro Term A-2 Loans due 2026 in an amount equal to €78.8 million, due in April 2026, (iv) in the case of the Yen Term C-1 Loans due 2023, the new Yen Term C-2 Loans due 2026 in an amount equal to ¥9,343.3 million, due in April 2026 and (v) in the case of the United States Term B-2 Loans due 2024, the new United States Term B-5 Loans due 2028 in an amount equal to $833.0 million, due in April 2028. The new Canadian Term A-3 Loans due 2026, Euro Term A-2 Loans due 2026, Yen Term C-2 Loans due 2026 and United States Term B-5 Loans due 2028 were funded in full on April 6, 2021 and were applied by the Company to refinance in part the Canadian Term A-2 Loans due 2023 and Euro Term A-1 Loans due 2023 and to refinance in full the Yen Term C-1 Loans due 2023 and United States Term B-2 Loans due 2024, in each case, previously outstanding under the Credit Agreement. As of April 6, 2021 and after giving effect to Amendment No. 11, $53.7 million of 2018 Tranche Revolving Commitments, €33.6 million of Euro Term A-1 Loans due 2023 and C$27.1 million of Canadian Term A-2 Loans due 2023 were outstanding under the Credit Agreement, as amended by Amendment No. 11, in each case due in October 2023 (which date is unchanged from the previous maturity date). The Canadian Term A-2 Loans due 2023 were repaid in full as of October 1, 2021.
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
The Canadian Term A-3 Loans due 2026 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s Canadian Term A-2 Loans due 2023 under the Credit Agreement. Amortization payments in respect of the remaining Canadian Term A-2 Loans due 2023 have been reduced on a pro rata basis to reflect the partial refinancing thereof.
The Euro Term A-2 Loans due 2026 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing Euro Term A-1 Loans due 2023 outstanding under the Credit Agreement. Amortization payments in respect of the remaining Euro Term A-1 Loans have been

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The United States Term B-5 Loans due 2028 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s existing United States Term B Loans outstanding under the Credit Agreement.
The Company capitalized third-party costs of $16.8 million related to banker fees, rating agency fees and legal fees directly attributable to the refinancings in Amendment No. 11, which are included in "Long-Term Borrowings" and "Other Assets" on the Consolidated Balance Sheets. Amounts paid for the capitalized third-party costs are included within "Other Financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 1, 2021. Additionally the Company recorded a $2.7 million non-cash loss for the write-off of unamortized deferred financing costs on the revolving credit facility and United States Term B-2 Loans due 2024 to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income (Loss) for the fiscal year ended October 1, 2021.
Fiscal 2020 Refinancing Transactions
On January 15, 2020, ASI entered into Amendment No. 8 to the Credit Agreement. Amendment No. 8 provided for an incremental, senior secured credit facility under the Credit Agreement, the United States Term B-4 Loans due 2027, comprised of a United States dollar denominated term loan made to ASI in an amount equal to $900.0 million, due January 15, 2027. The United States Term B-4 Loans due 2027 were borrowed with an original issue discount of 0.125%.
The net proceeds from the United States Term B-4 Loans due 2027 were used to redeem the aggregate $900.0 million principal amount outstanding on ASI’s 5.125% Senior Notes due 2024 (the “2024 Notes”) at a redemption price of 102.563% of the aggregate principal amount and to pay accrued interest, certain fees and related expenses. The Company recorded $20.9 million of charges to "Interest and Other Financing Costs, net" in the Consolidated Statements of Income (Loss) for the fiscal year ended October 2, 2020, consisting of the payment of a $23.1 million call premium and a $2.2 million non-cash gain for the write-off of unamortized debt premium and unamortized deferred financing costs on the 2024 Notes. The Company capitalized third-party costs of $6.6 million related to banker fees, rating agency fees and legal fees directly attributable to the United States Term B-4 Loans due 2027, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets. Amounts paid for the call premium and capitalized third-party costs are included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.
The United States Term B-4 Loans due 2027 are subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s then existing United States Term B-2 Loans due 2024 and United States Term B-3 Loans due 2025, in each case, outstanding under the Credit Agreement as of October 2, 2020.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. Prepaid term loans may not be reborrowed.
The Company made optional prepayments of $194.1 million of outstanding United States dollar and Canadian dollar term loans during fiscal 2021.
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
The new Canadian Term A-3 Loans due 2026 require the payment of installments in quarterly principal amounts of C$5.2 million from September 30, 2023 through March 31, 2024, C$6.9 million from June 30, 2024 through March 31, 2025, C$10.4 million from June 30, 2025 through March 31, 2026 and C$159.2 million at maturity.
The new Euro Term A-2 Loans due 2026 require the payment of installments in quarterly principal amounts of €1.0 million from June 30, 2021 through March 31, 2023, €1.5 million from June 30, 2023 through March 31, 2024, €2.0 million from June 30, 2024 through March 31, 2025, €3.0 million from June 30, 2025 through March 31, 2026 and €45.3 million at maturity.
The remaining Euro Term A-1 Loans due 2023 require the payment of installments in quarterly principal amounts of €1.5 million from December 31, 2022 through September 29, 2023 and €22.5 million at maturity.
The new Yen Term C-2 Loans due 2026 require the payment of installments in quarterly principal amounts of ¥116.8 million from June 30, 2021 through March 31, 2023, ¥175.2 million from June 30, 2023 through March 31, 2024, ¥233.6 million from June 30, 2024 through March 31, 2025, ¥350.4 million from June 30, 2025 through March 31, 2026 and ¥5,372.4 million at maturity.
The United States Term B-5 Loans due 2028 require the payment of $730.5 million at maturity. All quarterly amortization installments with respect to the United States Term B-5 Loans due 2028 were repaid in full as of October 1, 2021.
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
Certain Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 30, 2022, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheet that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s United States Term B-3 Loans due 2025, United States Term B-4 Loans due 2027 and United States Term B-5

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans due 2028 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 30, 2022 was 2.73x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is at least 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 3.55x for the fiscal year ended September 30, 2022.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
6.375% Senior Notes due 2025
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). ASI used the net proceeds from the 6.375% 2025 Notes for general corporate purposes. The Company capitalized third-party costs of $22.3 million directly attributable to the 6.375% 2025 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets and within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020.
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
5.000% Senior Notes due 2028
On January 18, 2018, ASI issued $1,150.0 million aggregate principal amount of 5.000% Senior Notes due February 1, 2028 (the "2028 Notes"). The net proceeds from the 2028 Notes were used to finance the AmeriPride acquisition that occurred in fiscal 2018, to pay down certain borrowings under the revolving credit facility and to pay fees related to the transaction. The Company capitalized third-party costs of $14.2 million directly attributable to the 2028 Notes, which are included in "Long-Term Borrowings" on the Consolidated Balance Sheets and are being amortized over the debt period.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During fiscal 2022, the Company made optional prepayments of $48.5 million on the 5.000% 2025 Notes.
4.750% Senior Notes due 2026
On June 2, 2021, the Company redeemed the aggregate $500.0 million principal amount outstanding on the 4.750% 2026 Notes at a redemption price of 102.375% of the aggregate principal amount together with accrued and unpaid interest. The Company recorded $16.0 million of charges to "Interest and Other Financing Costs, net" on the Consolidated Statements of Income (Loss) for the fiscal year ended October 1, 2021, consisting of the payment of a $11.9 million call premium and a $4.1 million non-cash loss for the write-off of unamortized deferred financing costs on the 4.750% 2026 Notes. The amount paid for the call premium is included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 1, 2021.
Receivables Facility
The Company has a Receivables Facility agreement with three financial institutions where it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company's funding requirements and the level of qualified receivables available to collateralize the Receivables Facility. On June 17, 2022, the Company increased the purchase limit available under the Receivables Facility from $400.0 million to $500.0 million and the additional seasonal tranche of $100.0 million has been eliminated. All other terms and conditions of the agreement remained largely unchanged. The Receivables Facility expires in June 2024.
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
As of September 30, 2022, there are $104.9 million outstanding borrowings under the Receivables Facility. As of October 1, 2021, there were no outstanding borrowings under the Receivables Facility.
Future Maturities and Interest and Other Financing Costs, net
At September 30, 2022, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $41.6 million reduction to long-term borrowings from debt issuance costs and $0.7 million reduction from the discount on the United States Term B-4 Loans due 2027) are as follows (in thousands):

2023	$66,191
2024	175,151
2025	4,108,997
2026	332,301
2027	854,050
Thereafter	1,927,169

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Interest expense	$381,533	$413,713	$389,434
Interest income	(17,617)	(15,250)	(14,990)
Other financing costs	8,811	2,903	8,356
Total	$372,727	$401,366	$382,800
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
Cash Flow Hedges
The Company has approximately $3.6 billion notional amount of outstanding interest rate swap agreements as of September 30, 2022, of which $1.2 billion are forward starting with initial effective dates subsequent to September 30, 2022. The outstanding interest rate swap agreements fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During fiscal 2022, the Company entered into $700.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $250.0 million matured during fiscal 2022.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2022 and October 1, 2021, $114.7 million and ($49.2) million, respectively, of unrealized net of tax gains (losses) related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Interest rate swap agreements(1)	$193,616	$1,228	$(110,817)

(1)	Fiscal 2022 impacted by changes in forward interest rates.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 30, 2022, the Company has contracts for approximately 9.4 million gallons outstanding through September of fiscal 2023. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of $5.2 million for fiscal 2022, a gain of $4.4 million for fiscal 2021 and a loss of $1.3 million for fiscal 2020. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 30, 2022	October 1, 2021
ASSETS
Designated as hedging instruments:
Interest rate swap agreements(1)	Prepayments and other current assets	$5,278	$—
Interest rate swap agreements(1)	Other Assets	149,755	—
		$155,033	$—

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Prepayments and other current assets	—	2,551
		$155,033	$2,551

LIABILITIES
Designated as hedging instruments:
Interest rate swap agreements(1)	Accounts payable	$—	$1,541
Interest rate swap agreements(1)	Other Noncurrent Liabilities	—	65,011
		—	66,552

Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	2,631	—
		$2,631	$66,552

(1)	Interest rate swaps moved from liability positions as of October 1, 2021 to asset positions as of September 30, 2022 due to changes in forward interest rates.
The following table summarizes the location of loss (gain) reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of loss (gain) for the Company's derivatives not designated as hedging instruments in the Consolidated Statements of Income (Loss) (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 30, 2022	October 1, 2021	October 2, 2020
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$27,970	$50,595	$34,409
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization)/ Selling and general corporate expenses	(3,203)	(8,044)	5,768
		$24,767	$42,551	$40,177
At September 30, 2022, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $38.0 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021(1)	October 2, 2020(1)
FSS United States:
Business & Industry	$1,081.2	$695.7	$1,097.3
Education	3,161.5	2,124.4	2,416.4
Healthcare	1,235.8	891.2	824.6
Sports, Leisure & Corrections	2,722.0	1,511.3	1,535.8
Facilities & Other	1,830.3	1,586.7	1,492.6
Total FSS United States	10,030.8	6,809.3	7,366.7

FSS International:
Europe	1,853.3	1,347.5	1,473.5
Rest of World	1,803.1	1,518.7	1,472.3
Total FSS International	3,656.4	2,866.2	2,945.8

Uniform	2,639.4	2,420.5	2,517.1

Total Revenue	$16,326.6	$12,096.0	$12,829.6

(1)	COVID-19 had a negative impact on revenue for fiscal years ended October 1, 2021 and October 2, 2020 (see Note 1).
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
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized on a straight-line basis over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. As of September 30, 2022 and October 1, 2021, the Company had $751.8 million and $771.5 million of leasehold

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. Long-term prepaid rent is recorded within "Operating Lease Right-of use Assets" on the Consolidated Balance Sheets (see Note 8).
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
The following table summarizes the location of the expense recorded in the Consolidated Statements of Income (Loss) related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	September 30, 2022	October 1, 2021	October 2, 2020
Employee sales commissions	Cost of services provided (exclusive of depreciation and amortization)	$26.3	$23.9	$21.8
Leasehold improvements	Depreciation and amortization	123.9	131.6	160.8
Cost to fulfill - Client	Depreciation and amortization	19.5	20.0	20.8
Long-term prepaid rent	Cost of services provided (exclusive of depreciation and amortization)	34.8	25.3	23.1
Cost to fulfill - Rental merchandise in-service	Cost of services provided (exclusive of depreciation and amortization)	288.5	274.5	325.7
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
During the fiscal year ended September 30, 2022, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended September 30, 2022, the Company recognized $282.1 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	September 30, 2022	October 1, 2021
Deferred income	$324.5	$319.3
NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less ("short-term leases"). Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $25.6 million at September 30, 2022 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 30, 2022.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	September 30, 2022	October 1, 2021
Assets:
Operating(1)	Operating Lease Right-of-use Assets	$592,145	$587,854
Finance	Property and Equipment, net	137,550	138,368
Total lease assets		$729,695	$726,222
Liabilities:
Current
Operating	Current operating lease liabilities	$68,858	$67,280
Finance	Current maturities of long-term borrowings	27,430	27,829
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	305,623	314,378
Finance	Long-term borrowings	119,943	118,539
Total lease liabilities		$521,854	$528,026

Weighted average remaining lease term (in years)
Operating leases		7.7	8.3
Finance leases		7.7	8.3
Weighted average discount rate
Operating leases		3.7%	3.7%
Finance leases		4.0%	4.1%

(1)	Includes $260.2 million and $251.3 million of long-term prepaid rent as of September 30, 2022 and October 1, 2021, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of lease related costs in the Consolidated Statements of Income (Loss) (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	September 30, 2022	October 1, 2021	October 2, 2020
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization)	$122,607	$116,934	$121,434
Variable lease costs(2)	Cost of services provided (exclusive of depreciation and amortization)	774,437	344,130	392,700
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization)	71,726	48,288	59,865
Finance lease cost(3):
Amortization of right-of-use-assets	Depreciation and amortization	32,702	31,243	30,542
Interest on lease liabilities	Interest and Other Financing Costs, net	4,499	4,794	5,319
Net lease cost		$1,005,971	$545,389	$609,860

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $745.6 million, $325.3 million and $375.0 million of costs related to leases associated with revenue contracts with customers for fiscal 2022, 2021 and 2020, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales. Variable lease costs during fiscal 2021 and 2020 were impacted by COVID-19.

(3)	Excludes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases for the periods reported is as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$135,936	$189,061	$144,792
Operating cash flows from finance leases	4,499	4,794	5,341
Financing cash flows from finance leases	31,289	32,496	34,674
Lease assets obtained in exchange for lease obligations:
Operating leases	$82,635	$61,345	$90,533
Finance leases	35,839	36,046	29,317

(1)
For fiscal 2022, excludes cash paid for variable and short-term lease costs of $734.2 million and $71.7 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2021, excludes cash paid for variable and short-term lease costs of $304.5 million and $48.3 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2020, excludes cash paid for variable and short-term lease costs of $414.0 million and $59.9 million, respectively, that are not included within the measurement of lease liabilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancelable leases as of September 30, 2022 are as follows (in thousands):

	Operating leases	Finance leases	Total
2023	$81,729	$28,589	$110,318
2024	69,122	26,143	95,265
2025	57,210	22,758	79,968
2026	45,825	19,025	64,850
2027	36,396	14,800	51,196
Thereafter	146,225	46,712	192,937
Total future minimum lease payments	$436,507	$158,027	$594,534
Less: Interest	(62,026)	(10,654)	(72,680)
Present value of lease liabilities	$374,481	$147,373	$521,854

NOTE 9. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2022, fiscal 2021 and fiscal 2020 was $28.6 million, $28.1 million and $17.4 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2022, fiscal 2021 and fiscal 2020 was $15.1 million, $15.2 million and $13.7 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2022, fiscal 2021 and fiscal 2020 (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Service cost	$1,045	$1,327	$2,996
Interest cost	3,887	4,736	9,180
Expected return on plan assets	(9,915)	(14,003)	(18,883)
Settlements and curtailments(1)	—	61,706	—
Amortization of prior service cost	27	32	26
Recognized net loss	4,574	3,829	2,324
Net periodic pension (income) expense	$(382)	$57,627	$(4,357)

(1)
During fiscal 2021, the Company terminated certain Canadian single-employer defined benefit pension plans and recognized a non-cash loss of $60.9 million on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in benefit obligation:	September 30, 2022	October 1, 2021
Benefit obligation, beginning	$220,950	$436,333
Foreign currency translation	(22,871)	20,853
Service cost	1,045	1,327
Interest cost	3,887	4,736
Employee contributions	88	110
Actuarial gain	(57,195)	(3,663)
Benefits paid	(23,276)	(15,335)
Settlements and curtailments	—	(223,411)
Benefit obligation, ending	$122,628	$220,950
Change in plan assets:
Fair value of plan assets, beginning	$239,013	$439,053
Foreign currency translation	(29,381)	20,698
Employer contributions	5,710	3,572
Employee contributions	88	110
Actual return on plan assets	(30,650)	16,957
Benefits paid	(23,276)	(15,335)
Settlements and curtailments	—	(226,042)
Fair value of plan assets, end	161,504	239,013
Funded Status at end of year	$38,876	$18,063
Amounts recognized in the Consolidated Balance Sheets consist of the following (in thousands):

	September 30, 2022	October 1, 2021
Noncurrent benefit asset (included in Other Assets)	$47,436	$32,522
Current benefit liability (included in Accrued expenses and other current liabilities)	—	(2,605)
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(8,560)	(11,854)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	20,411	46,464
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 30, 2022	October 1, 2021
Discount rate	2.1%	2.5%
Rate of compensation increase	2.2%	0.8%
Long-term rate of return on assets	4.8%	3.3%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 30, 2022	October 1, 2021
Discount rate	4.9%	2.1%
Rate of compensation increase	2.0%	1.6%
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
The accumulated benefit obligation as of September 30, 2022 was $122.5 million. During fiscal 2022, actuarial gains of $14.6 million were recognized in other comprehensive income (before taxes) and $4.6 million of actuarial losses were recognized as net periodic pension cost during such period.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accumulated benefit obligation as of October 1, 2021 was $220.2 million. During fiscal 2021, actuarial gains of $6.5 million were recognized in other comprehensive income (before taxes) and $59.1 million of settlement losses and $3.7 million of actuarial losses were recognized as net periodic pension cost during such period.
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 30, 2022 and October 1, 2021 (in thousands):

	September 30, 2022	October 1, 2021
Projected benefit obligation	$8,560	$28,656
Accumulated benefit obligation	8,560	28,656
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
The fair value of plan assets for the Company's defined benefit pension plans as of September 30, 2022 and October 1, 2021 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 30, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$6,746	$6,746	$—	$—
Equity securities:
Investment trusts	1,641	1,641	—	—
Investment funds:
Equity funds	67,035	—	67,035	—
Fixed income funds	76,275	—	76,275	—
Real estate	9,807	—	—	9,807
Total	$161,504	$8,387	$143,310	$9,807

	October 1, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$20,869	$20,869	$—	$—
Equity securities:
Investment trusts	2,343	2,343	—	—
Investment funds:
Equity funds	87,832	—	87,832	—
Fixed income funds	115,157	—	115,157	—
Real estate	12,812	—	—	12,812
Total	$239,013	$23,212	$202,989	$12,812
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets.
Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds, for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active. Investments in equity securities and equity funds include publicly-traded domestic companies (approximately 35%) and international companies (approximately 65%) that are diversified across industry, country and stock market capitalization. Investments in fixed income funds primarily consist of international corporate bonds and

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
government securities. For equity securities, the investments are predominantly valued using a market approach based on the closing fair market prices of identical instruments in the principal market on which they are traded. For investment funds, fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities and is therefore categorized as Level 2, as the Plan does not directly own shares in these underlying investments. Substantially all of the real estate investments are in international markets.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2023	$6,248
Fiscal 2024	6,433
Fiscal 2025	6,726
Fiscal 2026	6,627
Fiscal 2027	6,725
Fiscal 2028 – 2032	38,846
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2023 are approximately $2.8 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's participation in these plans for fiscal 2022 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2022 and 2021 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants; plans in the critical zone are generally less than 65% funded; and plans in the seriously endangered zone are less than 80% funded and are projected to have an accumulated deficiency in the current plan year or the next six plan years. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2022, fiscal 2021 and fiscal 2020 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2022	2021		2022	2021	2020	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$3,434	$2,579	$3,574	No	5/7/2021 - 8/1/2025
UNITE HERE Retirement Fund	82-0994119/ 001	Critical and Declining	Critical	Implemented	5,483	2,699	3,392	No	3/31/2021 - 12/31/2025
Local 1102 Retirement Trust	13-1847329/ 001	Critical and Declining	Seriously Endangered	Implemented	33	22	66	No	9/30/2021
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical and Declining	Critical and Declining	Implemented	4,167	3,994	4,422	No	9/25/2020 - 6/5/2026
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical	Critical	Implemented	353	354	325	No	1/31/2023
SEIU National Industry Pension Fund (1)	52-6148540/ 001	Critical	Critical	Implemented	795	750	685	No	4/14/2022 - 12/31/2023
Retail Wholesale & Department Store International Union and Industry Pension Fund	63-0708442/ 001	Critical and Declining	Critical	Implemented	462	510	441	No	6/30/2021 - 1/31/2025
Other funds					16,113	15,995	17,306
Total contributions					$30,840	$26,903	$30,211

(1)	Over 75% of the Company's participants in this fund are covered by a single CBA that expires on 12/31/2023.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2020 and 12/31/2019
National Retirement Fund	12/31/2020 and 12/31/2019
Retail Wholesale & Department Store International Union and Industry Pension Fund	12/31/2020 and 12/31/2019
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in fiscal 2022.
NOTE 10. INCOME TAXES:
The Company accounts for income taxes using the asset and liability method. Under this method, the Provision (Benefit) for Income Taxes represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases in assets and liabilities and are adjusted for changes in tax rates and enacted tax legislation. Valuation allowances are recorded to reduce deferred tax assets ("DTAs") when it is more likely than not that a tax benefit will not be realized.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of Income (Loss) Before Income Taxes by source of income (loss) are as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States	$142,507	$(147,735)	$(291,436)
Non-United States	113,131	14,883	(356,283)
	$255,638	$(132,852)	$(647,719)
The Provision (Benefit) for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Current:
Federal	$1,125	$(18,245)	$(69,399)
State and local	7,467	(1,309)	(4,616)
Non-United States	17,447	22,155	21,779
	26,039	2,601	(52,236)
Deferred:
Federal	29,912	(15,364)	(79,054)
State and local	1,525	(11,652)	(19,627)
Non-United States	3,985	(16,218)	(35,367)
	35,422	(43,234)	(134,048)
	$61,461	$(40,633)	$(186,284)
During fiscal 2021, the Current Provision (Benefit) for Income Taxes includes $16.7 million of tax expense related to an increase in unrecognized tax benefits, offset by a tax benefit of $13.8 million to the Deferred Provision (Benefit) for Income Taxes related to a corresponding decrease in deferred tax liabilities, resulting in a net tax expense to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $2.9 million related to unrecognized tax benefits.
Current taxes receivable of $10.8 million and $23.5 million at September 30, 2022 and October 1, 2021, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $2.6 million and $0.3 million at September 30, 2022 and October 1, 2021, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets. During fiscal 2021, the Company received $93.6 million of proceeds related to the fiscal 2020 income tax return from the net operating losses ("NOLs") generated in fiscal 2020 as a result of the CARES Act.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision (Benefit) for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to Income (Loss) Before Income Taxes as a result of the following (all percentages are as a percentage of Income (Loss) Before Income Taxes):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	4.7	7.7	3.0
Foreign taxes	4.0	6.1	(0.5)
Foreign valuation allowances	(2.1)	(16.5)	(3.4)
Foreign goodwill impairment	—	—	(5.0)
Permanent book/tax differences	2.4	(0.4)	(0.7)
Uncertain tax positions	1.0	(2.2)	0.1
Foreign tax credit valuation allowance	(0.3)	(27.5)	—
Stock compensation	—	—	3.6
CARES Act - Carryback rate differential	—	37.9	9.8
Canada Defined Benefit Pension Plan Termination	—	3.0	—
Pennsylvania Rate Change Impact	(1.7)	—	—
Tax credits & other	(5.0)	1.5	0.9
Effective income tax rate	24.0%	30.6%	28.8%
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
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. During fiscal 2022, the Company recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) of $8.5 million for the reversal of a valuation allowance at a subsidiary in the FSS International segment. The valuation allowance reversal was driven by the Company's ability to utilize the DTAs based on future taxable income expected due to the acquisition of a business. During fiscal 2021, the Company recorded a valuation allowance against DTAs based on cumulative losses in certain subsidiaries in the FSS International segment of $22.0 million to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss). The Company continues to monitor operating performance and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized.
On July 8, 2022, Pennsylvania enacted a corporate net income tax rate reduction over a nine year period. The income tax rate for the 2022 and 2023 tax years are 9.99% and 8.99%, respectively. Starting with the 2024 tax year, the income tax rate is reduced by 0.50% annually until it reaches 4.99% for the 2031 tax year. The Company calculated the impact of the income tax rate reduction on the DTA and DTL balances at September 30, 2022 and recorded a net benefit of $4.2 million to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) during fiscal 2022.
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permitted NOLs incurred in fiscal 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal 2019, 2020, or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal 2018, the resulting refund would be in years with a 35.0% federal income tax rate.
During fiscal 2021, the Company recorded, as a result of the CARES Act, a net benefit to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $12.0 million, of which $50.3 million reflects the NOLs expected to be carried back to Pre-Tax Cuts and Jobs Act ("TCJA") years at 35.0% as opposed to the current year rate of 21.0%, which more than offsets the $36.5 million valuation allowance on DTAs related to foreign tax credit ("FTC") carryforwards and $1.8 million of tax benefits eliminated by the NOLs carried back. For the fiscal year ended October 1, 2021, the NOL carryback

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
generated a $3.7 million current taxes receivable, along with $71.3 million of FTCs and $11.0 million of general business credits that will be used to offset future federal income tax liabilities.
The Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $4.0 million during fiscal 2021 related to the release of certain stranded tax effects when the Company terminated certain Canadian pension plans (see Note 9).
During fiscal 2020, the Company recorded, as a result of the CARES Act, a net benefit to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $58.4 million, of which $63.4 million reflects the NOLs expected to be carried back to Pre-TCJA years at 35.0% as opposed to the current year rate of 21.0%. The Company also re-established certain reserves of $5.0 million, which expired due to statutes but were re-opened due to the carryback period. During fiscal 2020, the NOL carryback generated a $62.1 million income tax receivable, along with $65.1 million of FTCs and $35.9 million of general business credits that will be used to offset future federal income tax liabilities.
During fiscal 2020, based on cumulative losses and the goodwill impairment recorded in the FSS International segment of $198.6 million (see Note 4) as negative evidence, the Company recorded a valuation allowance against DTAs of certain foreign subsidiaries of $21.4 million. The goodwill impairment charge was nondeductible for income tax purposes.
The effective tax rate for the fiscal year ended October 2, 2020 also included an income tax benefit of $46.2 million, as a result of an excess tax benefit recognized in relation to equity awards exercised during fiscal 2020, including by the former Chairman, President and Chief Executive Officer. This benefit reflects a federal tax rate of 35.0% due to the NOL being carried back to pre-TCJA tax years.
As of September 30, 2022 and October 1, 2021, the components of Deferred Income Taxes are as follows (in thousands):

	September 30, 2022	October 1, 2021
Deferred tax liabilities:
Derivatives	$40,325	$—
Property and equipment	98,331	114,435
Investments	44,233	41,631
Other intangible assets, including goodwill	606,211	544,649
Cost to fulfill - Rental merchandise in-service	56,976	59,188
Operating Lease Right-of-use Assets	83,270	88,824
Other	25,401	26,186
Gross deferred tax liability	954,747	874,913
Deferred tax assets:
Derivatives	—	17,288
Insurance	16,087	18,758
Employee compensation and benefits	83,467	104,980
Accruals and allowances	31,803	32,457
Operating lease liabilities	91,492	97,505
NOL/credit carryforwards and other	345,119	364,751
Gross deferred tax asset, before valuation allowances	567,968	635,739
Valuation allowances	(83,827)	(97,472)
Net deferred tax liability	$470,606	$336,646
Rollforward of the valuation allowance is as follows:

	September 30, 2022	October 1, 2021
Balance, beginning of year	$(97,472)	$(38,977)
Additions(1)	—	(58,495)
Subtractions(2)	13,645	—
Balance, end of year	$(83,827)	$(97,472)

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The additions in fiscal 2021 mainly driven by cumulative losses in certain foreign subsidiaries and valuation allowances against FTCs, which are not expected to be utilized before their expiration dates.
(2)	The subtractions in fiscal 2022 mainly driven by the reversal of a valuation allowance based on future taxable income expected due to the acquisition of a business in the FSS International segment and the reversal of valuation allowances related to pensions.
DTLs of $501.4 million and $383.2 million as of September 30, 2022 and October 1, 2021, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Consolidated Balance Sheets. DTAs of $30.8 million and $46.6 million as of September 30, 2022 and October 1, 2021, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.
As of September 30, 2022, certain subsidiaries have recorded DTAs of $111.0 million associated with accumulated federal, state and foreign NOL carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has a valuation allowance of $48.0 million on the DTAs related to these state and foreign NOL carryforwards as of September 30, 2022. State NOL carryforwards generally begin to expire in 2024 and foreign NOL carryforwards generally have no expiration date.
As of September 30, 2022, the Company has $200.9 million of FTC carryforwards, which begin to expire in 2026, along with $28.8 million of general business credits, which begin to expire in 2035, and $1.7 million of state interest restriction carryforwards, which do not expire. The Company has a valuation allowance of $35.8 million on the DTAs related to FTC carryforwards as of September 30, 2022.
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $347.2 million and $329.0 million as of September 30, 2022 and October 1, 2021, respectively. The foreign withholding tax cost associated with remitting these earnings is $20.4 million and $19.8 million as of September 30, 2022 and October 1, 2021, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Company has $80.2 million of total gross unrecognized tax benefits as of September 30, 2022, of which $54.7 million, if recognized, would impact the effective tax rate and $25.5 million would result in an adjustment to the DTL.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 30, 2022	October 1, 2021
Balance, beginning of year	$65,414	$34,578
Additions based on tax positions taken in the current year	863	355
Additions for tax positions taken in prior years(1)	19,610	32,589
Reductions for remeasurements, settlements and payments	(4,212)	(1,573)
Reductions due to statute expiration	(1,455)	(535)
Balance, end of year	$80,220	$65,414

(1)	Includes a $16.2 million reclass from deferred income tax liabilities for a position taken in prior years primarily related to tangible property.
The Company has $9.7 million and $6.6 million accrued for interest and penalties as of September 30, 2022 and October 1, 2021, respectively, in the Consolidated Balance Sheets and recorded $3.1 million and $2.0 million in interest and penalties during fiscal 2022 and fiscal 2021, respectively in the Consolidated Statements of Income (Loss). Interest and penalties related to unrecognized tax benefits are recorded in "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss). The Company has $20.2 million of general business credits and $7.6 million of FTCs that will reduce the gross unrecognized tax benefit.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCKHOLDERS' EQUITY:
On August 6, 2019, the Company's Board of Directors authorized a new share repurchase program providing for purchases up to $200.0 million of Aramark common stock through July 2022. During fiscal 2020, the Company completed a repurchase of 0.3 million shares of its common stock for $6.5 million under this program.
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	September 30, 2022	October 1, 2021	October 2, 2020
Dividend payments	$113.1	$112.0	$110.9
On November 8, 2022, a $0.11 dividend per share of common stock was declared, payable on December 5, 2022, to shareholders of record on the close of business on November 22, 2022.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At September 30, 2022 and October 1, 2021, zero shares of preferred stock were issued or outstanding.
During fiscal 2020, MR BridgeStone Advisor LLC (“Mantle Ridge”), on behalf of itself and its affiliated funds (such funds, together with Mantle Ridge, collectively, the “Mantle Ridge Group”), transferred cash proceeds of $14.8 million to the Company to fulfill obligations deriving from the short-swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to the Mantle Ridge Group's trading activity in the Company's common stock. The cash proceeds are reflected in "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended October 2, 2020. The cash proceeds resulted in the Company recording an income tax provision of $4.1 million in the Consolidated Statements of Income (Loss) for the fiscal year ended of October 2, 2020.
NOTE 12. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "Old 2013 Stock Plan"), which became effective on December 1, 2013 and the amended and restated Old 2013 Stock Plan was approved by the Board of Directors on November 9, 2016 and approved by the stockholders of Aramark on February 1, 2017 (as amended, the "2013 Stock Plan"). The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25.5 million. On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amended and restated the 2013 Stock Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Stock Plan. On February 2, 2021, the Company's stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amended and restated the Company's 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of February 2, 2021.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the share-based compensation expense (reversal) and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss) (in millions).

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
TBOs(1)	$16.2	$15.1	$10.8
TBO-Rs	4.8	4.6	0.3
RSUs(1)	57.8	46.0	35.1
PSUs(2)	5.6	—	(17.8)
Deferred Stock Units	2.0	1.9	1.9
ESPP(3)	9.1	3.5	—
	$95.5	$71.1	$30.3

Taxes related to share-based compensation	$16.9	$22.6	$7.2
Cash Received from Option Exercises/ESPP Purchases	49.3	41.6	90.0
Tax Benefit on Share Deliveries (4)	1.0	3.8	46.2

(1)
Share-based compensation expense for TBOs and RSUs increased during fiscal 2022 compared to fiscal 2021 due to an increase in annual RSUs issued in fiscal 2022 compared to fiscal 2021 and due to the shortening of the vesting period on the annual grants issued in November 2021 from four years to three years. Share-based compensation expense for TBOs and RSUs increased during fiscal 2021 compared to fiscal 2020 due to the shortening of the vesting period on the annual grants issued in September 2020 from four years to three years and the accelerated timing of the issuance of the fiscal 2021 annual grant.

(2)
Share-based compensation expense related to PSUs during fiscal 2022 was due to the issuance of new 2022 PSU grants. No PSUs were issued in fiscal 2021. Share-based compensation expense related to PSUs during fiscal 2020 was based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants, resulting in the reversal of previously recognized share-based compensation expense of $29.8 million.

(3)
Share-based compensation expense related to the ESPP increased during fiscal 2022 compared to fiscal 2021 as the program was available for the entirety of fiscal 2022 as compared to only a portion of fiscal 2021, and the program expanded to additional countries in fiscal 2022. Share-based compensation expense related to the ESPP increased during fiscal 2021 compared to fiscal 2020 as the program began mid-year on April 1, 2021.

(4)	The tax benefit on option exercises, restricted stock unit and ESPP unit deliveries is included in "Accrued Expenses" on the Consolidated Statements of Cash Flows.
On September 3, 2020, the Board of Directors determined a payout level for the fiscal 2018 PSU grants covering a performance period of September 30, 2017 to October 2, 2020 by adjusting the calculation of the performance to moderate the impact of COVID-19 by measuring performance for the first two and a half years of the three year performance period, removing both the results and the portion of the targets attributable to the period when the Company's business was hardest hit by COVID-19. As a result, the Company recognized $3.9 million of additional expense in fiscal 2020 associated with approximately 0.1 million shares due to this modification.
No compensation expense was capitalized. Prior to the fourth quarter of fiscal 2020, the Company applied a forfeiture assumption of approximately 6.4% per annum in the calculation of such expenses. During the fourth quarter of fiscal 2020, the Company increased its estimated forfeiture assumption to 9.0% per annum based on actual forfeiture activity, which remained in effect throughout fiscal 2021 and 2022.
The below table summarizes the unrecognized compensation expense as of September 30, 2022 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$19.2	1.62
TBO-Rs	12.4	2.56
RSUs	74.2	1.69
PSU	12.9	1.89
Total	$118.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Time-Based Options
The Company's annual TBO grants for fiscal 2022 were awarded in November 2021, while the Company's annual TBO grants for fiscal 2021 were awarded early in September 2020. The fiscal 2022 and 2021 TBO grants vest solely based upon continued employment over a three year time period. Fiscal 2020 and prior TBO grants vest solely based upon continued employment over a four year time period. All TBOs remain exercisable for 10 years from the date of grant.
The fair value of the TBOs granted was estimated using the Black-Scholes option pricing model. Prior to June of fiscal 2020, the expected volatility was based on a blended average of the historic volatility of the Company's and competitors' stock price over the expected term of the stock options. Beginning in June of fiscal 2020, the expected volatility is based on the historic volatility of the Company's stock over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission ("SEC") rules and regulations due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option's vesting date and contractual term. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for TBOs is recognized on a straight-line basis over the vesting period during which employees perform related services.
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Expected volatility	41%	40%	30%
Expected dividend yield	1.18% - 1.30%	1.08% - 1.25%	1.01% - 2.09%
Expected life (in years)	6.00	6.08	6.22
Risk-free interest rate	1.26% - 2.96%	0.52% - 1.15%	0.40% - 1.74%
Weighted-average grant-date fair value	$13.27	$13.08	$9.07
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 1, 2021	7,218	$33.25
Granted	1,186	$36.80
Exercised	(595)	$26.35
Forfeited and expired	(466)	$36.29
Outstanding at September 30, 2022	7,343	$34.19	$9,618	6.5
Exercisable at September 30, 2022	4,606	$33.47	$7,039	5.4
Expected to vest at September 30, 2022	2,539	$35.43	$2,385	8.2

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Total intrinsic value exercised (in millions)	$6.4	$14.5	$114.6
Total fair value that vested (in millions)	13.8	16.0	9.9
Retention Time-Based Options
In September 2020, the Board of Directors granted special stock option awards for fiscal 2021 to its key business leaders. The option awards have exercise prices that are in all cases materially above the trading price of the Company's common stock as of the date of grant. The options are awarded in six tranches, with exercise prices that start at $35 and increase in $10 increments to an $85 exercise price. These awards will vest ratably on the third, fourth and fifth anniversaries of the grant date. The fair value of the TBO-Rs granted was estimated using the Black-Scholes option pricing model, following the same assumptions and methodology used to value the TBOs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the weighted average assumptions and related valuations for TBO-Rs.

Fiscal Year Ended
October 2, 2020
Expected volatility	38%
Expected dividend yield	1.55%
Expected life (in years)	7.00
Risk-free interest rate	0.50%
Weighted-average grant-date fair value	$3.93
A summary of TBO-R activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at October 1, 2021	5,732	$66.15
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(170)	$66.15
Outstanding at September 30, 2022	5,562	$66.15	$—	7.8
Exercisable at September 30, 2022	85	$66.15	$—	0.3
Expected to vest at September 30, 2022	4,847	$66.15	$—	7.9
Time-Based Restricted Stock Units
The Company's annual RSU grants for fiscal 2022 were awarded in November 2021, while the Company's annual RSU grants for fiscal 2021 were awarded early in September 2020. For RSU grants awarded during or subsequent to September 2020, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. For RSU grants awarded prior to September 2020, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	3,014	$34.04
Granted	2,100	$36.58
Vested	(1,236)	$33.69
Forfeited	(414)	$34.74
Outstanding at September 30, 2022	3,464	$35.59
Performance Stock Units
Under the 2013 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2020, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth, return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company. During fiscal 2022, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company. The Company also granted PSUs during fiscal 2022 subject to the level of achievement of actual return on invested capital for the cumulative performance period of three years and the participant's continued employment with the Company. The Company is accounting for the fiscal 2022 grants as

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. No share-based compensation expense was recorded during fiscal 2022 or 2021 related to PSUs granted during fiscal 2019 and fiscal 2020 as the performance targets for the awards were not met.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at October 1, 2021	1,052	$39.62
Granted	496	$39.70
Vested	—	$—
Forfeited	(548)	$43.10
Outstanding at September 30, 2022	1,000	$41.13
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors and represent the right to receive shares of the Company's common stock in the future. Each Deferred Stock Unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors or at the director's election upon vesting. The grant-date fair value of Deferred Stock Units is based on the fair value of the Company's common stock. The Deferred Stock Units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 61,287 Deferred Stock Units during fiscal 2022. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
Employee Stock Purchase Plan
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 ESPP. The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. There were 1.3 million and 0.5 million shares purchased under the ESPP during the fiscal year ended September 30, 2022 and October 1, 2021, respectively.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$194,484	$(90,833)	$(461,529)
Shares:
Basic weighted-average shares outstanding	257,314	254,748	251,828
Effect of dilutive securities(1)	1,760	—	—
Diluted weighted-average shares outstanding	259,074	254,748	251,828

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.76	$(0.36)	$(1.83)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$0.75	$(0.36)	$(1.83)

(1)
Incremental shares of 2.0 million and 2.3 million have been excluded from the computation of diluted weighted-average shares outstanding for the fiscal years ended October 1, 2021 and October 2, 2020, respectively, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during both periods.

Share-based awards to purchase 9.3 million, 8.8 million and 7.7 million shares were outstanding at September 30, 2022, October 1, 2021 and October 2, 2020, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.5 million, 0.6 million and 1.1 million shares were outstanding at September 30, 2022, October 1, 2021 and October 2, 2020, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met. PSUs related to 0.5 million shares did not vest due to performance targets that were not met.
NOTE 14. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $665.2 million at September 30, 2022, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At September 30, 2022, the Company also has letters of credit outstanding in the amount of $87.5 million.
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, customer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
The Company was involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. During fiscal 2022, the Company resolved the matter by entering into a settlement agreement with the client whereby the Company's obligations totaled $13.6 million, resulting in a reversal of previously reserved amounts of $5.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 12). In the Company's Food and Support Services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. COVID-19 had a negative impact on revenue, operating income (loss), capital expenditures and other identifiable assets for all segments in fiscal 2021 and fiscal 2020. The Company's financial results began to improve during the second half of fiscal 2021 and throughout fiscal 2022 as lockdowns were lifted and operations re-opened as well as from actions to reduce variable and fixed costs, including headcount reductions primarily taken during the second half of fiscal 2020. During fiscal 2022, 2021 and 2020, the Company received proceeds of $19.0 million, $10.0 million and $15.3 million, respectively, relating to the recovery of the Company’s investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss). During fiscal 2021, the Company identified an observable price change related to an equity investment without a readily determinable fair value and recognized a $137.9 million non-cash gain on the Consolidated Statements of Income (Loss). The Company terminated certain Canadian defined benefit pension plans and recognized a $60.9 million non-cash loss on the Consolidated Statements of Income (Loss) during fiscal 2021. During fiscal 2020, the Company recognized a $198.6 million impairment charge related to one reporting unit in its FSS International segment (see Note 4). During fiscal 2020, each reportable segment recorded severance charges related to COVID-19 totaling $145.8 million (see Note 3). During fiscal 2020, the Company reversed $29.8 million of previously recognized share-based compensation expense based on lower than estimated target attainment on plan metrics on each of the fiscal 2018, fiscal 2019 and fiscal 2020 PSU grants (see Note 12). Financial information by segment is as follows (in millions):

	Revenue
	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
FSS United States	$10,030.8	$6,809.3	$7,366.7
FSS International	3,656.4	2,866.2	2,945.8
Uniform	2,639.4	2,420.5	2,517.1
	$16,326.6	$12,096.0	$12,829.6

	Operating Income (Loss)
	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
FSS United States	$449.0	$131.8	$5.3
FSS International	112.5	58.2	(344.2)
Uniform	218.1	120.8	171.5
	779.6	310.8	(167.4)
Corporate	(151.2)	(119.4)	(97.5)
Operating Income (Loss)	628.4	191.4	(264.9)
Gain on Equity Investment	—	(137.9)	—
Loss on Defined Benefit Pension Plan Termination	—	60.9	—
Interest and Other Financing Costs, net	372.8	401.3	382.8
Income (Loss) Before Income Taxes	$255.6	$(132.9)	$(647.7)

	Depreciation and Amortization
	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
FSS United States	$330.9	$347.4	$379.2
FSS International	66.8	69.4	76.2
Uniform	134.3	133.3	137.2
Corporate	0.3	0.6	2.6
	$532.3	$550.7	$595.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Expenditures and Other*
	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
FSS United States	$283.3	$261.8	$310.0
FSS International	76.0	59.3	48.9
Uniform	76.7	90.3	58.8
Corporate	—	0.2	2.1
	$436.0	$411.6	$419.8
* Includes amounts acquired in business combinations

	Identifiable Assets
	September 30, 2022	October 1, 2021
FSS United States	$9,639.7	$8,905.5
FSS International	1,989.1	2,028.2
Uniform	3,227.4	3,200.8
Corporate	226.2	241.7
	$15,082.4	$14,376.2
The following geographic data include revenue generated by subsidiaries within that geographic area and net property & equipment based on physical location (in millions):

	Revenue
	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States	$12,277.0	$8,947.8	$9,560.9
Foreign	4,049.6	3,148.2	3,268.7
	$16,326.6	$12,096.0	$12,829.6

	Property and Equipment, net
	September 30, 2022	October 1, 2021
United States	$1,777.7	$1,755.2
Foreign	254.3	283.2
	$2,032.0	$2,038.4
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at September 30, 2022 and October 1, 2021 was $7,153.4 million and $7,580.7 million, respectively. The carrying value of the Company's debt at September 30, 2022 and October 1, 2021 was $7,410.9 million and $7,452.3 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition (see Note 2), the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the purchase agreement. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at September 30, 2022, which was recorded as part of the acquisition, was $40.2 million.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. During the second quarter of fiscal 2022, the unit purchase agreement with the former owners of Next Level was amended to modify the terms and conditions associated with the contingent consideration. The amended agreement includes calendar year 2023, in addition to calendar years 2022 and 2021, as a performance period to earn consideration should Next Level achieve certain adjusted EBITDA levels. The Company accounted for the agreement prospectively and did not modify its allocation of the purchase price for the transaction, which was finalized in fiscal 2021. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the amended agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at September 30, 2022 and October 1, 2021 was $48.4 million and $78.4 million, respectively. During fiscal 2022, the Company paid $9.3 million related to the contingent consideration liability, which was for the calendar 2021 performance period. Furthermore, due to lower performance than expected from inflationary cost pressures, the Company adjusted the contingent consideration liability to the fair value of future expected payments during fiscal 2022, resulting in a $20.7 million gain, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, OCTOBER 1, 2021 AND OCTOBER 2, 2020

		Additions	Reductions
	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2022
Allowance for credit losses	$79,644	$1,923	$25,179	$56,388
Fiscal Year 2021
Allowance for credit losses	$74,925	$13,544	$8,825	$79,644
Fiscal Year 2020
Allowance for credit losses	$49,566	$64,655	$39,296	$74,925

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

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

10.1
Credit Agreement, dated as of March 28, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l., each subsidiary of the United States Borrower that from time to time becomes a party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K/A filed with the SEC on March 29, 2017, pursuant to the Exchange Act (file number 001-36223)).

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

10.6
Amendment No. 5, dated as of May 24, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting United States Term B-2 Lender (as defined therein), the Additional United States Term B-2 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on May 31, 2018 pursuant to the Exchange Act (file number 001-36223)).

10.7
Amendment No. 6, dated as of June 12, 2018, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, each Converting United States Term B-3 Lender (as defined therein), the Additional United States Term B-3 Lender (as defined therein), the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à.r.l. and certain wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on June 18, 2018 pursuant to the Exchange Act (file number 001-36223)).

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

10.9
Incremental Amendment No. 8 (the “Incremental Amendment”), dated as of January 15, 2020, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the United States Term B-4 Lenders (as defined therein) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined therein) and collateral agent for the secured parties thereunder amending that certain credit agreement, dated March 28, 2017, among the Company, Holdings, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à.r.l. and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Incremental Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on January 16, 2020 pursuant to the Exchange Act (file number 001-36223)).

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

10.13
United States Pledge and Security Agreement, dated as of March 28, 2017 by and among Aramark Intermediate HoldCo Corporation, Aramark Services, Inc., the Subsidiary Parties from time to time party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017, pursuant to the Exchange Act (file number 001-36223)).

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

10.39†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.39 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2022 pursuant to the Exchange Act (file number 001-36223)).

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

10.58†
Form of Performance Stock Unit Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.71 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.59†
Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.72 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.60†
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

10.65†
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

10.67†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.68†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.69†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.70†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.104 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.71†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.105 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.72†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.106 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.73†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.107 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.74†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.108 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.75†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.109 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.76†
Form of Schedule I to Performance Stock Unit Award (ELC Grant) (incorporated by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2022 pursuant to the Exchange Act (file number 001-36223)).

10.77†
Form of Schedule I to Performance Stock Unit Award (ELT Grant) (incorporated by reference to Exhibit 10.83 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2022 pursuant to the Exchange Act (file number 001-36223)).

10.78†
Form of Deferred Stock Unit Award Agreement under the Fifth Amended and Restated Aramark 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.79†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.80†
Form of Deferred Stock Unit Award Agreement under the Aramark 2013 Stock Incentive Plan (Revised) (incorporated by reference to Exhibit 10.77 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 3, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.81†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.82†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.83
Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated October 6, 2019. (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.84
Letter Amendment to Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated December 14, 2020 (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2021, pursuant to the Exchange Act (file number 001-36223)).

10.85
Registration Rights Agreement, dated as of December 14, 2020, by and between MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.86	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
10.87*†	Amendment Number One to the Aramark 2021 Employee Stock Purchase Plan effective November 7th, 2022
10.88*†	Form of ELT Stock Option Grant Agreement
10.89*†	Form of ELT Restricted Stock Unit Grant Agreement
10.90*†	Form of ELT Performance Stock Unit Grant Agreement
10.91*†	Form of CEO Performance Stock Unit Grant Agreement
10.92*†	Form of CEO Restrictive Stock Unit Grant Agreement
10.93*†	Form of CEO Stock Option Grant Agreement
10.94*†	Form of Schedule I to Performance Stock Units for 2023-2025
21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
23.2*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Annual Report on Form 10-K for the period ended September 30, 2022 formatted in inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and October 1, 2021; (ii) Consolidated Statements of Income (Loss) for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2022, October 1, 2021 and October 2, 2020

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