Form 10-Q
period 2022-12-30
Aramark
filed 2023-02-07
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 27, 2023, the number of shares of the registrant's common stock outstanding is 260,512,774.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, including the ongoing COVID-19 pandemic, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; environmental regulations; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the heading “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2022 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 30, 2022	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$305,050	$329,452
Receivables (less allowances: $56,939 and $56,388)	2,299,810	2,147,957
Inventories	569,815	552,386
Prepayments and other current assets	260,467	262,195
Total current assets	3,435,142	3,291,990
Property and Equipment, net	2,032,035	2,032,045
Goodwill	5,554,019	5,515,124
Other Intangible Assets	2,090,250	2,113,726
Operating Lease Right-of-use Assets	612,897	592,145
Other Assets	1,566,199	1,537,406
	$15,290,542	$15,082,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$102,712	$65,047
Current operating lease liabilities	68,550	68,858
Accounts payable	1,092,642	1,322,936
Accrued expenses and other current liabilities	1,420,314	1,829,045
Total current liabilities	2,684,218	3,285,886
Long-Term Borrowings	8,056,256	7,345,860
Noncurrent Operating Lease Liabilities	301,961	305,623
Deferred Income Taxes and Other Noncurrent Liabilities	1,096,563	1,106,587
Commitments and Contingencies (see Note 10)
Redeemable Noncontrolling Interests	8,281	8,840
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 299,586,124 shares and 297,555,924 shares; and outstanding: 260,370,546 shares and 258,728,942 shares)	2,996	2,976
Capital surplus	3,739,583	3,681,966
Retained earnings	450,249	406,784
Accumulated other comprehensive loss	(83,491)	(111,571)
Treasury stock (shares held in treasury: 39,215,578 shares and 38,826,982 shares)	(966,074)	(950,515)
Total stockholders' equity	3,143,263	3,029,640
	$15,290,542	$15,082,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 30, 2022	December 31, 2021
Revenue	$4,600,998	$3,948,260
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,162,084	3,571,045
Depreciation and amortization	136,484	135,518
Selling and general corporate expenses	102,784	101,450
	4,401,352	3,808,013
Operating income	199,646	140,247
Interest and Other Financing Costs, net	101,345	93,017
Income Before Income Taxes	98,301	47,230
Provision for Income Taxes	24,650	4,523
Net income	73,651	42,707
Less: Net (loss) income attributable to noncontrolling interests	(500)	96
Net income attributable to Aramark stockholders	$74,151	$42,611

Earnings per share attributable to Aramark stockholders:
Basic	$0.29	$0.17
Diluted	$0.28	$0.17
Weighted Average Shares Outstanding:
Basic	259,454	256,470
Diluted	261,414	258,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 30, 2022	December 31, 2021
Net income	$73,651	$42,707
Other comprehensive income, net of tax
Pension plan adjustments	—	1,779
Foreign currency translation adjustments	34,837	(7,070)
Fair value of cash flow hedges	(6,165)	22,777
Share of equity investee's comprehensive income	(592)	260
Other comprehensive income, net of tax	28,080	17,746
Comprehensive income	101,731	60,453
Less: Net (loss) income attributable to noncontrolling interests	(500)	96
Comprehensive income attributable to Aramark stockholders	$102,231	$60,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 30, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$73,651	$42,707
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	136,484	135,518
Asset write-downs	23,436	—
Reduction of contingent consideration liability (see Note 12)	(29,941)	—
Deferred income taxes	13,532	(73)
Share-based compensation expense	24,043	24,651
Changes in operating assets and liabilities:
Accounts Receivable	(115,465)	(148,437)
Inventories	(11,468)	19,597
Prepayments and Other Current Assets	8,775	(5,280)
Accounts Payable	(259,995)	(160,886)
Accrued Expenses	(440,950)	(403,474)
Payments made to clients on contracts	(33,868)	(8,353)
Other operating activities	4,561	643
Net cash used in operating activities	(607,205)	(503,387)
Cash flows from investing activities:
Purchases of property and equipment and other	(102,559)	(73,722)
Disposals of property and equipment	4,066	8,079
Acquisition of certain businesses, net of cash acquired	(3,505)	(57,028)
Acquisition of certain equity method investments	—	(64,000)
Other investing activities	17,874	9,020
Net cash used in investing activities	(84,124)	(177,651)
Cash flows from financing activities:
Proceeds from long-term borrowings	301,790	107,523
Payments of long-term borrowings	(26,304)	(19,074)
Net change in funding under the Receivables Facility	395,065	500,000
Payments of dividends	(28,566)	(28,209)
Proceeds from issuance of common stock	29,611	11,710
Other financing activities	(16,330)	(6,993)
Net cash provided by financing activities	655,266	564,957
Effect of foreign exchange rates on cash and cash equivalents	11,661	(1,043)
Decrease in cash and cash equivalents	(24,402)	(117,124)
Cash and cash equivalents, beginning of period	329,452	532,591
Cash and cash equivalents, end of period	$305,050	$415,467

	Three Months Ended
(in millions)	December 30, 2022	December 31, 2021
Interest paid	$113.5	$91.7
Income taxes paid	12.0	12.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	74,151			74,151
Other comprehensive income	28,080				28,080
Capital contributions from issuance of common stock	33,594	20	33,574
Share-based compensation expense	24,043		24,043
Repurchases of common stock	(15,559)					(15,559)
Payments of dividends ($0.11 per share)	(30,686)			(30,686)
Balance, December 30, 2022	$3,143,263	$2,996	$3,739,583	$450,249	$(83,491)	$(966,074)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	42,611			42,611
Other comprehensive income	17,746				17,746
Capital contributions from issuance of common stock	14,084	10	14,074
Share-based compensation expense	24,651		24,651
Repurchases of common stock	(7,157)					(7,157)
Payments of dividends ($0.11 per share)	(30,346)			(30,346)
Balance, December 31, 2021	$2,784,461	$2,953	$3,571,779	$339,822	$(190,265)	$(939,828)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 22, 2022. The Condensed Consolidated Balance Sheet as of September 30, 2022 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
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
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In December 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which defers the sunset date of Topic 848, Reference Rate Reform, to December 31, 2024 from December 31, 2022 and is effective for the Company upon issuance of the ASU. In January 2021, the FASB issued an ASU, which clarified certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of LIBOR and the reference rate reform standard. In March 2020, the FASB issued an ASU which provided optional expedients that may be applied to assist with the discontinuance of LIBOR. The expedients allow companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company applied the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. The Company may apply the optional expedients of this standard through December 31, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In November 2021, the FASB issued an ASU which requires an entity to provide certain annual disclosures when they have received government assistance. The guidance was effective for the Company in the first quarter of fiscal 2023. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, pension plan adjustments (net of tax), changes in foreign currency translation adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive (loss) income (net of tax).
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 30, 2022			December 31, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$73,651			$42,707
Pension plan adjustments	—	—	—	2,480	(701)	1,779
Foreign currency translation adjustments	37,069	(2,232)	34,837	(8,110)	1,040	(7,070)
Fair value of cash flow hedges	(8,331)	2,166	(6,165)	30,780	(8,003)	22,777
Share of equity investee's comprehensive (loss) income	(592)	—	(592)	260	—	260
Other comprehensive income	28,146	(66)	28,080	25,410	(7,664)	17,746
Comprehensive income			101,731			60,453
Less: Net (loss) income attributable to noncontrolling interests			(500)			96
Comprehensive income attributable to Aramark stockholders			$102,231			$60,357
Accumulated other comprehensive loss consists of the following (in thousands):

	December 30, 2022	September 30, 2022
Pension plan adjustments	$(7,210)	$(7,210)
Foreign currency translation adjustments	(178,551)	(213,388)
Cash flow hedges	108,560	114,725
Share of equity investee's accumulated other comprehensive loss	(6,290)	(5,698)
	$(83,491)	$(111,571)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction gains and losses during the three month periods of both fiscal 2023 and 2022 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 30, 2022. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, property liability and related Captive costs. As of December 30, 2022 and September 30, 2022, cash and cash equivalents at the Captive were $34.8 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of December 30, 2022 and September 30, 2022 was $79.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
During December 2022, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage of certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, the Company recorded an impairment charge of $23.4 million within its FSS United States and Uniform segments, which is included in "Cost of services provided (exclusive of depreciation and amortization)" in the Condensed Consolidated Statements of Income for the three months ended December 30, 2022. Within the FSS United States segment, the non-cash impairment charge consisted of operating lease right-of-use assets ($7.9 million) and property and equipment ($10.4 million). Within the Uniform segment, the non-cash impairment charge consisted of operating lease right-of-use assets ($4.8 million) and other costs ($0.3 million).
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including employee sales commissions and rental merchandise in-service, long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of December 30, 2022 and September 30, 2022 was $240.3 million and $224.5 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both December 30, 2022 and September 30, 2022 was $180.5 million.
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
Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes were paid during both the three months ended December 30, 2022 and December 31, 2021.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS:
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
Changes in total goodwill during the three months ended December 30, 2022 are as follows (in thousands):

Segment	September 30, 2022	Acquisitions	Translation	December 30, 2022
FSS United States	$4,150,266	$13,583	$26	$4,163,875
FSS International	401,483	320	24,782	426,585
Uniforms	963,375	—	184	963,559
	$5,515,124	$13,903	$24,992	$5,554,019

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	December 30, 2022			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,474,574	$(517,795)	$956,779	$1,474,588	$(487,877)	$986,711
Trade names	1,142,223	(8,752)	1,133,471	1,133,736	(6,721)	1,127,015
	$2,616,797	$(526,547)	$2,090,250	$2,608,324	$(494,598)	$2,113,726
Amortization of intangible assets for the three months ended December 30, 2022 and December 31, 2021 was approximately $28.2 million and $28.9 million, respectively.
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 30, 2022	September 30, 2022
Senior secured revolving credit facility, due April 2026	$384,301	$90,897
Senior secured term loan facility, due March 2025	1,661,926	1,661,611
Senior secured term loan facility, due April 2026	349,648	334,135
Senior secured term loan facility, due January 2027	834,869	834,619
Senior secured term loan facility, due April 2028	723,472	723,170
5.000% senior notes, due April 2025	548,316	547,981
3.125% senior notes, due April 2025(1)	346,575	317,204
6.375% senior notes, due May 2025	1,488,704	1,487,593
5.000% senior notes, due February 2028	1,141,839	1,141,491
Receivables Facility, due June 2024	500,000	104,935
Finance leases	152,017	147,373
Other	27,301	19,898
	8,158,968	7,410,907
Less—current portion	(102,712)	(65,047)
	$8,056,256	$7,345,860

(1)	This is a Euro denominated borrowing.
As of December 30, 2022, there were approximately $902.8 million of outstanding foreign currency borrowings.
As of December 30, 2022, the Company had approximately $791.9 million of availability under the senior secured revolving credit facility.
NOTE 4. DERIVATIVE INSTRUMENTS:
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
Cash Flow Hedges
The Company has approximately $2.0 billion notional amount of outstanding interest rate swap agreements as of December 30, 2022, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the three months

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ended December 30, 2022, $1.2 billion notional amount of previously forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings became effective. In addition, interest rate swaps with notional amounts of approximately $1.6 billion matured during the three months ended December 30, 2022.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 30, 2022 and September 30, 2022, approximately $108.6 million and $114.7 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Three Months Ended
	December 30, 2022	December 31, 2021
Interest rate swap agreements	$1,984	$18,326

Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of December 30, 2022, the Company has contracts for approximately 5.5 million gallons outstanding through September of fiscal 2023. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of approximately $2.0 million for the three months ended December 30, 2022. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of approximately $1.6 million for the three months ended December 31, 2021. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 12 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 30, 2022	September 30, 2022
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$5,278
Interest rate swap agreements	Other Assets	146,703	149,755
		$146,703	$155,033

LIABILITIES
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts payable	659	2,631
		$659	$2,631
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 30, 2022	December 31, 2021
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(10,315)	$12,454
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	(2,008)	35
		$(12,323)	$12,489

The Company has an outstanding Japanese yen denominated term loan in the amount of ¥8,510.6 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in the Company's Japanese affiliate, AIM Services Co., Ltd. Additionally, the Company has a Euro denominated term loan in the amount of €98.4 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At December 30, 2022, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $45.3 million.
NOTE 5. REVENUE RECOGNITION:
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
FSS United States:
Business & Industry	$331.5	$230.7
Education	1,003.6	910.0
Healthcare	324.6	296.4
Sports, Leisure & Corrections	784.6	548.1
Facilities & Other	476.7	440.2
Total FSS United States	2,921.0	2,425.4

FSS International:
Europe	504.2	430.7
Rest of World	488.5	442.5
Total FSS International	992.7	873.2

Uniform	687.3	649.7

Total Revenue	$4,601.0	$3,948.3
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
During the three months ended December 30, 2022, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the three months ended December 30, 2022, the Company recognized $186.4 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	December 30, 2022	September 30, 2022
Deferred income	$180.3	$324.5

NOTE 6. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. During the three months ended December 31, 2021, the Company recorded a benefit to the "Provision for Income Taxes" to the Condensed Consolidated Statements of Income of approximately $8.5 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax asset based on future taxable income expected due to the acquisition of a business.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. STOCKHOLDERS' EQUITY:
The Company's Board of Directors approved an $0.11 dividend per share of common stock, payable on March 8, 2023, to stockholders of record on the close of business on February 22, 2023.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At December 30, 2022 and September 30, 2022, zero shares of preferred stock were issued or outstanding.
On December 15, 2022, the Board of Directors approved, and the stockholders of Aramark subsequently adopted by written consent, the Aramark 2023 Stock Incentive Plan to replace the Third Amended and Restated 2013 Stock Incentive Plan. The 2023 Stock Incentive Plan provides for up to 8.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan as of December 15, 2022.
NOTE 8. SHARE-BASED COMPENSATION:
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income (in millions).

	Three Months Ended
	December 30, 2022	December 31, 2021
TBOs	$3.7	$4.4
TBO-Rs	1.9	1.3
RSUs	13.6	15.1
PSUs	2.1	1.6
Deferred Stock Units	0.3	0.5
ESPP	2.4	1.8
	$24.0	$24.7

Taxes related to share-based compensation	$4.2	$4.6
Cash Received from Option Exercises/ESPP Purchases	29.6	11.7
Tax Benefit on Share Deliveries	0.5	0.1
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 30, 2022:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs(1)	0.9	$17.00
RSUs(1)	1.2	$40.29
PSUs(1)(2)	0.4	$48.79
	2.5

(1)
The Company's annual grants for fiscal 2023 were awarded in November 2022 and will vest based upon continued employment over four years. All TBOs remain exercisable for 10 years from the date of grant.

(2)
During the first quarter of fiscal 2023, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, cumulative adjusted earnings per share, return on invested capital and relative total shareholder return for the cumulative performance period over three years and the participant's continued employment with the Company over four years. The Company is accounting for a portion of the award as a performance-based award, with the grant-date fair value based on the fair value of the Company's common stock. The Company is accounting for the remainder of the award as a market-based award valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome.

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 30, 2022	December 31, 2021
Earnings:
Net income attributable to Aramark stockholders	$74,151	$42,611
Shares:
Basic weighted-average shares outstanding	259,454	256,470
Effect of dilutive securities	1,960	1,575
Diluted weighted-average shares outstanding	261,414	258,045

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.29	$0.17
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.28	$0.17
Share-based awards to purchase 9.7 million and 9.5 million shares were outstanding for the three months ended December 30, 2022 and December 31, 2021, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million and 1.0 million shares were outstanding for the three months ended December 30, 2022 and December 31, 2021, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 10. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $27.4 million at December 30, 2022 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 30, 2022.
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
NOTE 11. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 8). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the three months ended December 30, 2022 and December 31, 2021, the Company received proceeds of approximately $19.8 million and $9.0 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	December 30, 2022	December 31, 2021
FSS United States	$2,921.0	$2,425.4
FSS International	992.7	873.2
Uniform	687.3	649.7
	$4,601.0	$3,948.3

	Three Months Ended
Operating Income	December 30, 2022	December 31, 2021
FSS United States	$163.2	$99.0
FSS International	26.8	22.7
Uniform	46.5	58.9
Total Segment Operating Income	236.5	180.6
Corporate	(36.9)	(40.4)
Total Operating Income	$199.6	$140.2

	Three Months Ended
Reconciliation to Income Before Income Taxes	December 30, 2022	December 31, 2021
Total Operating Income	$199.6	$140.2
Interest and Other Financing Costs, net	101.3	93.0
Income Before Income Taxes	$98.3	$47.2
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at December 30, 2022 and September 30, 2022 was $8,054.2 million and $7,153.4 million, respectively. The carrying value of the Company's debt at December 30, 2022 and September 30, 2022 was $8,159.0 million and $7,410.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
contingent consideration liability may materially change. The fair value of the contingent consideration liability, which was recorded as part of the acquisition, at both December 30, 2022 and September 30, 2022 was $40.2 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The fair value of the contingent consideration liability at December 30, 2022 and September 30, 2022 was $18.4 million and $48.4 million, respectively. During the three months ended December 30, 2022, due to lower performance than expected from inflationary cost pressures and the reduced probability of a prospective business opportunity being awarded during the performance period, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.9 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
NOTE 13. SUBSEQUENT EVENTS:
Sale of Certain Investments
On February 2, 2023, the Company announced an agreement to sell its 50% equity stake in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co. for $535 million. The Company will use the proceeds from the transaction toward debt repayment. The transaction is anticipated to close early in the Company's fiscal third quarter, subject to customary closing conditions and approvals.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 30, 2022 and December 31, 2021 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2022.
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
Business Update
Recent global events, including the COVID-19 pandemic ("COVID-19") and the ongoing conflict between Russia and Ukraine, countries in which we do not have direct operations, have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. The ongoing volatility of financial markets caused by these global events, as well as other current global economic factors, have triggered inflation in product and labor costs, have increased market interest rates and have driven significant changes in foreign currencies. The impact on our longer-term operational and financial performance will depend on future developments, including our response and governmental response to inflation, our interest rate hedging strategy and any refinancing activity, the duration and severity of the ongoing volatility of global financial markets and our ability to effectively hire and retain personnel. Some of these future developments are outside of our control and are highly uncertain.
We continue to evaluate and react to the effects of prolonged global economic disruptions, including items such as inflationary pressures on product costs, greater labor challenges and the financial condition of our clients in certain businesses. We expect these challenges to continue throughout fiscal 2023, and we regularly evaluate and react in order to take appropriate actions to mitigate the risk in these areas. This includes proactively managing inflation and global supply chain disruption, through management of operating costs, including supply chain initiatives, and pricing pass-throughs.
In the FSS United States segment, the current environment within each of our sectors is as follows:
•Education – Higher Education saw increased student enrollments, improved presence of staff and more events on campuses, partially offset by the end of universal government-sponsored programs in K-12.
•Sports, Leisure & Corrections – Sports saw increased event pricing and per capita spending with Sports and Leisure having a more robust event calendar. Corrections revenue was led by the Union Supply acquisition and new business wins.
•Business & Industry – Business & Industry saw increased client pricing, higher meal participation rates and increased in-person activity along with new business openings.

•Facilities & Other – Facilities revenue increased as services and frequency expanded, particularly at large client accounts, combined with new business openings.
•Healthcare – Healthcare revenue increased led by ongoing base business growth from vertical sales and greater visitor presence combined with new business openings.
Within the FSS International segment, Europe and Canada continue to increase revenues with consistent new business performance, pricing and volume recovery, especially within the business and industry portfolio. China has seen an impact with the shift from the country's Zero COVID policy, and South America continues to experience strong performance in extractive services.
In the Uniform segment, our business serves a range of clients, focusing on solution-oriented services driving safety and hygiene. The Uniform segment has seen higher revenues as a result of client pricing and increasing levels of client wins in both recurring rental and adjacency services.
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
Sale of Certain Investments
On February 2, 2023, we announced an agreement to sell our 50% equity stake in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co. for $535 million. We will use the proceeds from the transaction toward debt repayment. The transaction is anticipated to close early in our fiscal third quarter, subject to customary closing conditions and approvals.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during our first and second fiscal quarters in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during our first and second fiscal quarters by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during our third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. For cash flows, historically there has been cash usage during our first fiscal quarter due to lower activity within our sports and leisure clients as well as payments related to employee incentives. Conversely, historically there has been cash inflows during our fourth fiscal quarter due to an inflow of customer prepayments particularly within our Higher Education business in anticipation of the fall semester and higher activity within our sports and leisure clients. Recently, our business and results of operations have started to resemble our historically typical patterns of seasonality following the disruption caused by COVID-19.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 29, 2023 and September 30, 2022 are both fifty-two week periods.

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 30, 2022 and December 31, 2021 (in millions).

	Three Months Ended		Change
	December 30, 2022	December 31, 2021	$	%
Revenue	$4,601.0	$3,948.3	$652.7	16.5%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,162.1	3,571.1	591.0	16.6%
Other operating expenses	239.3	237.0	2.3	1.0%
	4,401.4	3,808.1	593.3	15.6%
Operating income	199.6	140.2	59.4	42.4%
Interest and Other Financing Costs, net	101.3	93.0	8.3	9.0%
Income Before Income Taxes	98.3	47.2	51.1	108.1%
Provision for Income Taxes	24.6	4.5	20.1	***
Net income	$73.7	$42.7	$31.0	72.5%

	Three Months Ended		Change
Revenue by Segment(1)	December 30, 2022	December 31, 2021	$	%
FSS United States	$2,921.0	$2,425.4	$495.6	20.4%
FSS International	992.7	873.2	119.5	13.7%
Uniform	687.3	649.7	37.6	5.8%
	$4,601.0	$3,948.3	$652.7	16.5%

	Three Months Ended		Change
Operating Income by Segment	December 30, 2022	December 31, 2021	$	%
FSS United States	$163.2	$99.0	$64.2	64.8%
FSS International	26.8	22.7	4.1	17.8%
Uniform	46.5	58.9	(12.4)	(21.0)%
Corporate	(36.9)	(40.4)	3.5	(8.7)%
	$199.6	$140.2	$59.4	42.4%
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 63.5% and 61.4%, FSS International represented 21.6% and 22.1% and Uniform represented 14.9% and 16.5% for the three months ended December 30, 2022 and December 31, 2021, respectively.
Consolidated Overview
Revenue increased by approximately 16.5% during the three month period of fiscal 2023 compared to the prior year period. The increase was primarily attributable to growth in base business and net new business and pricing pass-throughs. In addition, the acquisition of Union Supply, which occurred during the third quarter of fiscal 2022, contributed $72.3 million during the three month period of fiscal 2023. Foreign currency translation unfavorably impacted revenue for the three month period of fiscal 2023 by 3.3%.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three months ended December 30, 2022 and December 31, 2021 (in millions).

	Three Months Ended
	December 30, 2022		December 31, 2021
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$2,641.7	90.4%	$2,215.6	91.3%
FSS International	945.4	95.2%	828.4	94.9%
Uniform	575.0	83.7%	527.1	81.1%
	$4,162.1	90.5%	$3,571.1	90.4%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three months ended December 30, 2022 and December 31, 2021.

	Three Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	December 30, 2022	December 31, 2021
Food and support service costs(1)	29.3%	25.6%
Personnel costs(2)	45.8%	47.9%
Other direct costs(3)	24.9%	26.5%
	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 30, 2022 mainly from product cost inflation and volume recovery from COVID-19.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 30, 2022 due to food and support service costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 30, 2022 driven by the increase in food and support service costs.
Operating income increased by approximately $59.4 million during the three month period of fiscal 2023 compared to the prior year period driven by base business growth, including from volume recovery from COVID-19, increased pricing and effective cost management. The increase in operating income also benefited from non-cash income related to the reduction of the contingent consideration liability from the earn-out of the Next Level acquisition ($29.9 million) (see Note 12 to the condensed consolidated financial statements), higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to the three month period of fiscal 2022 (approximately $11.0 million) and a higher gain relating to the recovery of our investment (possessory interest) at one of the National Park Service sites when compared to the three month period of fiscal 2022 ($10.8 million).
These increases in operating income more than offset increased inflationary costs in product and labor and impairment charges of operating lease right-of-use assets, property and equipment and other costs related to certain real estate properties ($23.4 million) (see Note 1 to the condensed consolidated financial statements).
Interest and Other Financing Costs, net, increased 9.0% during the three month period of fiscal 2023 compared to the prior year period. The increase was primarily due to higher interest rates related to our senior secured term loan facilities and interest from increased borrowings under the Receivables Facility.
The provision for income taxes for the three month period of fiscal 2023 was recorded at an effective tax rate of 25.1%. The provision for income taxes for the three month period of fiscal 2022 was recorded at an effective tax rate of 9.6%. During the three month period ended December 31, 2021, we recorded an income tax benefit of approximately $8.5 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	December 30, 2022	December 31, 2021	%
Business & Industry	$331.5	$230.7	43.7%
Education	1,003.6	910.0	10.3%
Healthcare	324.6	296.4	9.5%
Sports, Leisure & Corrections	784.6	548.1	43.1%
Facilities & Other	476.7	440.2	8.3%
	$2,921.0	$2,425.4	20.4%
Historically, the Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins. The Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. During the COVID-19 pandemic and in following periods, operating income margins in the FSS United States sectors have differed and continue to differ from our otherwise historical patterns, particularly in the Business & Industry sector.
FSS United States segment revenue increased by approximately 20.4% during the three month period of fiscal 2023 compared to the prior year period. The increase was primarily attributable to base business growth, net new business growth and pricing pass-throughs. The Business & Industry sector increased due to continued steady progress as return-to-office gained momentum across the portfolio along with pricing pass-throughs. The Sports, Leisure & Corrections sector increased due to higher per capita customer spending in stadiums and arenas and the acquisition of Union Supply, which contributed $72.3 million of revenue during the three month period of fiscal 2023. The Education sector increased due to pricing pass-throughs within Higher Education largely negotiated in early fiscal 2022 partially offset by the end of universal government-sponsored programs in K-12.
Operating income increased by approximately $64.2 million during the three month period of fiscal 2023 compared to the prior year period. The increase was primarily attributable to growth in base business, increased pricing and effective cost management. The increase also benefited from non-cash income related to the reduction of the contingent consideration liability from the earn-out of the Next Level acquisition ($29.9 million) (see Note 12 to the condensed consolidated financial statements), higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to the three month period of fiscal 2022 (approximately $11.0 million) and a higher gain relating to the recovery of its investment (possessory interest) at one of the National Park Service sites when compared to the three month period of fiscal 2022 ($10.8 million). The increase in operating income was partially offset by increased inflationary costs in product and labor and non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($18.3 million) (see Note 1 to the condensed consolidated financial statements).
FSS International Segment
FSS International segment revenue increased by approximately 13.7% during the three month period of fiscal 2023 compared to the prior year period. The increase was primarily attributable to base business growth, net new business growth and pricing pass-throughs. The growth in revenue was partially offset by the negative impact of foreign currency translation (13.9%).
Operating income increased by approximately $4.1 million during the three month period of fiscal 2023 compared to the prior year period. The increase was mainly attributable to growth in base business and increased pricing, which more than offset increased inflationary costs in product and labor, prior year labor related tax credits provided from governmental assistance programs ($12.2 million), non-cash charges for the impairment of certain assets related to a business held-for-sale ($5.2 million) and the negative impact of foreign currency translation (approximately $4.5 million).
Uniform Segment
Uniform segment revenue increased by approximately 5.8% during the three month period of fiscal 2023 compared to the prior year period, primarily due to growth within our uniform rental business and improved pricing.
Operating income decreased by approximately $12.4 million during the three month period of fiscal 2023 compared to the prior year period. The decrease in operating income was primarily attributable to non-cash charges for the impairment of operating lease right-of-use assets and other costs related to certain real estate properties ($5.1 million) (see Note 1 to the condensed consolidated financial statements), personnel and other expenses related to our intention to spin-off the Uniform segment ($3.5 million) and increased inflationary costs in labor and products, which more than offset growth within the uniform rental business and increased pricing.

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by approximately $3.5 million during the three month period of fiscal 2023 compared to the prior year period. The decrease was mainly attributable to the favorable change in fair value of certain gasoline and diesel agreements ($3.7 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity during the current fiscal year are cash generated from operating activities, funds from borrowings, investments in marketable securities and existing cash on hand. As of December 30, 2022, we had $305.1 million of cash and cash equivalents and approximately $791.9 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of December 30, 2022, there were approximately $902.8 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents, marketable securities and availability under our revolving credit facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We have no significant debt maturities due until 2025. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 22, 2022.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
Net cash used in operating activities	$(607.2)	$(503.4)
Net cash used in investing activities	(84.1)	(177.7)
Net cash provided by financing activities	655.3	565.0
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities was $607.2 million during the three month period of fiscal 2023, compared to $503.4 million of cash used in operating activities for the three month period of fiscal 2022. The change was driven from higher use of cash from the change in operating assets and liabilities, which more than offset the impact of having higher net income in the three month period of fiscal 2023 compared to the three month period of fiscal 2022 as discussed in "Results of Operations" above. The $120.6 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accounts payable by $99.1 million, resulting in a higher use of cash during the three month period of fiscal 2023 compared to the three month period of fiscal 2022 from the timing of disbursements.
•Accrued expenses by $37.5 million, resulting in a higher use of cash during the three month period of fiscal 2023 compared to the three month period of fiscal 2022 primarily due to the following: higher commission payments in our Sports and Entertainment business in the current year compared to the prior year and higher recognition of deferred income in our Higher Education business; and
•Inventory by $31.1 million, resulting in a use of cash during the three month period of fiscal 2023 compared to a source of cash during the three month period of fiscal 2022 from growth within our uniform rental business.
These changes in operating assets and liabilities more than offset:
•Receivables by $33.0 million, resulting in a lower use of cash during the three month period of fiscal 2023 compared to the three month period of fiscal 2022 as the prior year had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by new business and timing of collections.
The three month period of fiscal 2022 included approximately $24.9 million of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19. During the three month periods of fiscal 2023 and 2022, we received proceeds of approximately $15.3 million and $1.9 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The higher use of cash during the three month period of fiscal 2023 compared to the three month period of fiscal 2022 in "Payments made to clients on contracts" was driven primarily due to timing and contract renewals. The "Other operating activities" caption reflects adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities were lower during the three month period of fiscal 2023 compared to the three month period of fiscal 2022 due to the prior year period having a higher level of acquisitions of certain businesses and certain equity method investments, which more than offset higher purchases of property and equipment in the current year. The "Other investing activities" caption includes $19.8 million and $9.0 million of proceeds received during the three month period of fiscal 2023 and fiscal 2022, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2023, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($395.1 million) and borrowings under the revolving credit facility ($282.0 million).
During the three month period of fiscal 2022, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($500.0 million) and borrowings under the revolving credit facility ($106.0 million).
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2023 and fiscal 2022 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 30, 2022, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income of Aramark Services, Inc. ("ASI") and its restricted subsidiaries plus interest and other financing costs, net, provision for income taxes and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

ASI and its restricted subsidiaries only and does not include the results of Aramark.

	Twelve Months Ended
(in millions)	December 30, 2022	December 31, 2021
Net income attributable to ASI stockholders	$226.0	$33.0
Interest and other financing costs, net	381.1	394.0
Provision for income taxes	81.6	3.4
Depreciation and amortization	533.3	547.6
Share-based compensation expense(1)	94.9	77.4
Unusual or non-recurring losses and (gains)(2)(3)	5.2	(77.1)
Pro forma EBITDA for equity method investees(4)	8.3	9.7
Pro forma EBITDA for certain transactions(5)	7.1	7.4
Other(6)(7)	56.6	47.4
Covenant Adjusted EBITDA	$1,394.1	$1,042.8
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 8 to the condensed consolidated financial statements).
(2)    For the twelve months ended December 30, 2022 represents the fiscal 2023 non-cash charge for the impairment of certain assets related to a business held-for-sale ($5.2 million).
(3)    For the twelve months ended December 31, 2021 represents the fiscal 2021 non-cash gain from an observable price change on an equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
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
(6)    "Other" for the twelve months ended December 30, 2022 includes the reversal of a contingent consideration liability related to an acquisition earn out ($50.7 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($37.2 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($23.4 million), non-cash charges for inventory write-downs to net realizable value and fixed asset write-offs related to personal protective equipment ($20.5 million), severance charges ($19.6 million), United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic ($16.1 million), charges related to our intention to spin-off the Uniform segment ($14.3 million), compensation expense related to an acquisition earn out contingent on employees staying until the performance period ends ($9.9 million), the favorable impact related to a client contract dispute ($9.6 million), the gain from a funding agreement related to a legal matter ($6.5 million), the impact of hyperinflation in Argentina ($4.6 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($2.7 million), legal settlement charges ($2.7 million), due diligence charges related to acquisitions ($2.1 million) and other miscellaneous expenses.
(7)    "Other" for the twelve months ended December 31, 2021 includes non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($31.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($26.9 million), expenses related to merger and integration related charges ($19.2 million), United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($16.2 million), reversal of severance charges ($12.4 million), the gain from a funding agreement related to a legal matter ($10.0 million), a favorable settlement of a legal matter ($4.7 million), the gain from insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million), expenses related to the impact of the ice storm in Texas ($2.5 million), a non-cash charge related to an environmental matter ($2.5 million), non-cash charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.

Our covenant requirement and actual ratio for the twelve months ended December 30, 2022 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	3.12x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.70x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 30, 2022. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of December 30, 2022 and September 30, 2022, cash and cash equivalents at the Captive were $34.8 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of December 30, 2022 and September 30, 2022 was $79.1 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 22, 2022. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 22, 2022.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 30, 2022 has not materially changed from September 30, 2022 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 22, 2022). See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 12 for the disclosure of the fair value and related carrying value of our debt obligations as of December 30, 2022.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 30, 2022.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 22, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2023.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
4.1*
Third Supplemental Indenture governing the 3.125% Senior Notes due April 2025, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee.

4.2*
Third Supplemental Indenture governing the 5.000% Senior Notes due April 2025, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee.

4.3*
Second Supplemental Indenture governing the 6.375% Senior Notes due May 2025, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee.

4.4*
Third Supplemental Indenture governing the 5.000% Senior Notes due February 2028, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee.

10.1*	Joinder Agreement, dated as of November 18, 2022, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent.
10.2
Letter Agreement, dated as of December 2, 2022, by and between Aramark and Lynn B. McKee (incorporated by reference to exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 5, 2022 (file number 001-36223)).

10.3
Aramark 2023 Stock Incentive Plan (incorporated by reference to Appendix A to Aramark’s Definitive Proxy Statement filed with the SEC on December 23, 2022, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 30, 2022 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 30, 2022 and September 30, 2022; (ii) Condensed Consolidated Statements of Income for the three months ended December 30, 2022 and December 31, 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 30, 2022 and December 31, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2022 and December 31, 2021; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 30, 2022 and December 31, 2021; and (vi) Notes to condensed consolidated financial statements.

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