Form 10-Q
period 2023-03-31
Aramark
filed 2023-05-09
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 28, 2023, the number of shares of the registrant's common stock outstanding is 260,608,618.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as "outlook," "aim," "anticipate," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time, and actual results or outcomes may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, including the ongoing COVID-19 pandemic, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be sought or obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the heading “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations" herein and headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2022 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-

looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$302,692	$329,452
Receivables (less allowances: $59,771 and $56,388)	2,353,580	2,147,957
Inventories	609,589	552,386
Prepayments and other current assets	330,695	262,195
Total current assets	3,596,556	3,291,990
Property and Equipment, net	2,015,037	2,032,045
Goodwill	5,581,989	5,515,124
Other Intangible Assets	2,091,797	2,113,726
Operating Lease Right-of-use Assets	646,485	592,145
Other Assets	1,524,217	1,537,406
	$15,456,081	$15,082,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$110,461	$65,047
Current operating lease liabilities	69,111	68,858
Accounts payable	1,137,912	1,322,936
Accrued expenses and other current liabilities	1,650,599	1,829,045
Total current liabilities	2,968,083	3,285,886
Long-Term Borrowings	7,906,636	7,345,860
Noncurrent Operating Lease Liabilities	310,006	305,623
Deferred Income Taxes and Other Noncurrent Liabilities	1,079,979	1,106,587
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interests	8,104	8,840
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 299,830,459 shares and 297,555,924 shares; and outstanding: 260,548,025 shares and 258,728,942 shares)	2,998	2,976
Capital surplus	3,767,067	3,681,966
Retained earnings	477,632	406,784
Accumulated other comprehensive loss	(95,623)	(111,571)
Treasury stock (shares held in treasury: 39,282,434 shares and 38,826,982 shares)	(968,801)	(950,515)
Total stockholders' equity	3,183,273	3,029,640
	$15,456,081	$15,082,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	April 1, 2022
Revenue	$4,602,085	$3,860,529
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,179,411	3,491,238
Depreciation and amortization	136,789	132,285
Selling and general corporate expenses	103,902	95,015
	4,420,102	3,718,538
Operating income	181,983	141,991
Interest and Other Financing Costs, net	114,021	89,685
Income Before Income Taxes	67,962	52,306
Provision for Income Taxes	12,080	16,761
Net income	55,882	35,545
Less: Net loss attributable to noncontrolling interests	(159)	(203)
Net income attributable to Aramark stockholders	$56,041	$35,748

Earnings per share attributable to Aramark stockholders:
Basic	$0.21	$0.14
Diluted	$0.21	$0.14
Weighted Average Shares Outstanding:
Basic	260,673	257,100
Diluted	262,537	258,747

	Six Months Ended
	March 31, 2023	April 1, 2022
Revenue	$9,203,083	$7,808,789
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	8,341,495	7,062,283
Depreciation and amortization	273,273	267,803
Selling and general corporate expenses	206,686	196,465
	8,821,454	7,526,551
Operating income	381,629	282,238
Interest and Other Financing Costs, net	215,366	182,702
Income Before Income Taxes	166,263	99,536
Provision for Income Taxes	36,730	21,284
Net income	129,533	78,252
Less: Net loss attributable to noncontrolling interests	(659)	(107)
Net income attributable to Aramark stockholders	$130,192	$78,359

Earnings per share attributable to Aramark stockholders:
Basic	$0.50	$0.31
Diluted	$0.50	$0.30
Weighted Average Shares Outstanding:
Basic	260,063	256,785
Diluted	261,993	258,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net income	$55,882	$35,545
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	10,156	6,372
Fair value of cash flow hedges	(22,370)	70,708
Share of equity investee's comprehensive income	82	435
Other comprehensive (loss) income, net of tax	(12,132)	77,515
Comprehensive income	43,750	113,060
Less: Net loss attributable to noncontrolling interests	(159)	(203)
Comprehensive income attributable to Aramark stockholders	$43,909	$113,263

	Six Months Ended
	March 31, 2023	April 1, 2022
Net income	$129,533	$78,252
Other comprehensive income, net of tax
Pension plan adjustments	—	1,779
Foreign currency translation adjustments	44,993	(698)
Fair value of cash flow hedges	(28,535)	93,485
Share of equity investee's comprehensive (loss) income	(510)	695
Other comprehensive income, net of tax	15,948	95,261
Comprehensive income	145,481	173,513
Less: Net loss attributable to noncontrolling interests	(659)	(107)
Comprehensive income attributable to Aramark stockholders	$146,140	$173,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$129,533	$78,252
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	273,273	267,803
Asset write-downs	35,479	—
Reduction of contingent consideration liability (see Note 13)	(73,891)	—
Deferred income taxes	20,700	5,350
Share-based compensation expense	45,077	47,913
Changes in operating assets and liabilities:
Receivables	(142,561)	(223,966)
Inventories	(49,053)	(21,920)
Prepayments and Other Current Assets	(20,267)	(15,632)
Accounts Payable	(222,552)	1,091
Accrued Expenses	(219,507)	(250,460)
Payments made to clients on contracts	(85,335)	(14,977)
Other operating activities	16,382	(1,721)
Net cash used in operating activities	(292,722)	(128,267)
Cash flows from investing activities:
Purchases of property and equipment and other	(202,911)	(173,035)
Disposals of property and equipment	18,623	10,003
Purchases of marketable securities	(69,998)	—
Proceeds from marketable securities	40,000	—
Acquisition of certain businesses, net of cash acquired	(31,182)	(72,556)
Acquisition of certain equity method investments	—	(64,000)
Other investing activities	19,611	9,769
Net cash used in investing activities	(225,857)	(289,819)
Cash flows from financing activities:
Proceeds from long-term borrowings	174,937	101,878
Payments of long-term borrowings	(52,086)	(42,821)
Net change in funding under the Receivables Facility	395,065	300,000
Payments of dividends	(57,225)	(56,464)
Proceeds from issuance of common stock	34,053	23,703
Other financing activities	(17,417)	(8,483)
Net cash provided by financing activities	477,327	317,813
Effect of foreign exchange rates on cash and cash equivalents	14,492	(3,012)
Decrease in cash and cash equivalents	(26,760)	(103,285)
Cash and cash equivalents, beginning of period	329,452	532,591
Cash and cash equivalents, end of period	$302,692	$429,306

	Six Months Ended
(in millions)	March 31, 2023	April 1, 2022
Interest paid	$201.9	$173.2
Income taxes paid	22.7	10.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	74,151			74,151
Other comprehensive income	28,080				28,080
Capital contributions from issuance of common stock	33,594	20	33,574
Share-based compensation expense	24,043		24,043
Repurchases of common stock	(15,559)					(15,559)
Payments of dividends ($0.11 per share)	(30,686)			(30,686)
Balance, December 30, 2022	$3,143,263	$2,996	$3,739,583	$450,249	$(83,491)	$(966,074)
Net income attributable to Aramark stockholders	56,041			56,041
Other comprehensive loss	(12,132)				(12,132)
Capital contributions from issuance of common stock	6,452	2	6,450
Share-based compensation expense	21,034		21,034
Repurchase of common stock	(2,727)					(2,727)
Payments of dividends ($0.11 per share)	(28,658)			(28,658)
Balance, March 31, 2023	$3,183,273	$2,998	$3,767,067	$477,632	$(95,623)	$(968,801)

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
Aramark's Intention to Spin-off Uniform Segment
On May 10, 2022, the Company announced its intention to spin-off its Uniform segment into an independent publicly traded company to Aramark’s stockholders. The proposed spin-off is intended to be a tax-free transaction to Aramark and its stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the fourth quarter of fiscal 2023, subject to certain customary conditions, including final approval of the Aramark Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In December 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which defers the sunset date of Topic 848, Reference Rate Reform, to December 31, 2024 from December 31, 2022 and is effective for the Company upon issuance of the ASU. In January 2021, the FASB issued an ASU, which clarified certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of LIBOR and the reference rate reform standard. In March 2020, the FASB issued an ASU which provided optional expedients that may be applied to assist with the discontinuance of LIBOR. The expedients allowed companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company applied the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. The Company may apply the optional expedients of this standard through December 31, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31, 2023			April 1, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$55,882			$35,545
Foreign currency translation adjustments	10,658	(502)	10,156	4,179	2,193	6,372
Fair value of cash flow hedges	(30,230)	7,860	(22,370)	95,551	(24,843)	70,708
Share of equity investee's comprehensive income	82	—	82	435	—	435
Other comprehensive (loss) income	(19,490)	7,358	(12,132)	100,165	(22,650)	77,515
Comprehensive income			43,750			113,060
Less: Net loss attributable to noncontrolling interests			(159)			(203)
Comprehensive income attributable to Aramark stockholders			$43,909			$113,263

	Six Months Ended
	March 31, 2023			April 1, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$129,533			$78,252
Pension plan adjustments	—	—	—	2,480	(701)	1,779
Foreign currency translation adjustments	47,727	(2,734)	44,993	(3,931)	3,233	(698)
Fair value of cash flow hedges	(38,561)	10,026	(28,535)	126,331	(32,846)	93,485
Share of equity investee's comprehensive (loss) income	(510)	—	(510)	695	—	695
Other comprehensive income	8,656	7,292	15,948	125,575	(30,314)	95,261
Comprehensive income			145,481			173,513
Less: Net loss attributable to noncontrolling interests			(659)			(107)
Comprehensive income attributable to Aramark stockholders			$146,140			$173,620

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated other comprehensive loss consists of the following (in thousands):

	March 31, 2023	September 30, 2022
Pension plan adjustments	$(7,210)	$(7,210)
Foreign currency translation adjustments	(168,395)	(213,388)
Cash flow hedges	86,190	114,725
Share of equity investee's accumulated other comprehensive loss	(6,208)	(5,698)
	$(95,623)	$(111,571)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of foreign currency transaction gains and losses during the three and six month periods of both fiscal 2023 and 2022 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 31, 2023. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, property liability and related Captive costs. As of March 31, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $11.6 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of March 31, 2023 and September 30, 2022 was $109.1 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
Starting in December 2022 and continuing into the second quarter of fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, for the three and six months ended March 31, 2023, the Company recorded an impairment charge of $3.3 million and $26.7 million, respectively, within its FSS United States and Uniform segments, which is included in "Cost of services provided (exclusive of depreciation and amortization)" in the Condensed Consolidated Statements of Income. For the three and six months ended March 31, 2023, the non-cash impairment charges within the FSS United States segment consisted of operating lease right-of-use assets of $0.7 million and $8.6 million, respectively, and property and equipment of zero and $10.4 million, respectively. For the three and six months ended March 31, 2023, the non-cash impairment charges within the Uniform segment consisted of operating lease right-of-use assets of $2.3 million and $7.1 million, respectively, and other costs of $0.3 million and $0.6 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including employee sales commissions and rental merchandise in-service, long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of March 31, 2023 and September 30, 2022 was $242.8 million and $224.5 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both March 31, 2023 and September 30, 2022 was $180.5 million. On May 8, 2023, the Company executed an agreement to sell a portion of its ownership interest in an equity investment. The transaction is anticipated to close in the Company's fiscal third quarter, subject to the completion of closing documentation.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes were paid during both the six months ended March 31, 2023 and April 1, 2022.
NOTE 2. SEVERANCE:
During the second quarter of fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $36.3 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” and "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2023.
The following table summarizes the severance charges by segment recognized in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2023 (in millions):

FSS United States	$3.3
FSS International	25.8
Uniform	6.6
Corporate	0.6
$36.3
As of March 31, 2023, the Company had an accrual of approximately $31.0 million related to these unpaid severance obligations.
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
Changes in total goodwill during the six months ended March 31, 2023 are as follows (in thousands):

Segment	September 30, 2022	Acquisitions	Translation	March 31, 2023
FSS United States	$4,150,266	$13,767	$20	$4,164,053
FSS International	401,483	22,622	30,246	454,351
Uniforms	963,375	—	210	963,585
	$5,515,124	$36,389	$30,476	$5,581,989
Other intangible assets consist of the following (in thousands):

	March 31, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,487,245	$(543,327)	$943,918	$1,474,588	$(487,877)	$986,711
Trade names	1,159,082	(11,203)	1,147,879	1,133,736	(6,721)	1,127,015
	$2,646,327	$(554,530)	$2,091,797	$2,608,324	$(494,598)	$2,113,726
Amortization of intangible assets for the six months ended March 31, 2023 and April 1, 2022 was approximately $57.1 million and $54.4 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 31, 2023	September 30, 2022
Senior secured revolving credit facility, due April 2026	$240,128	$90,897
Senior secured term loan facility, due March 2025	1,662,243	1,661,611
Senior secured term loan facility, due April 2026	343,362	334,135
Senior secured term loan facility, due January 2027	835,121	834,619
Senior secured term loan facility, due April 2028	723,777	723,170
5.000% senior notes, due April 2025	548,655	547,981
3.125% senior notes, due April 2025(1)	351,075	317,204
6.375% senior notes, due May 2025	1,489,835	1,487,593
5.000% senior notes, due February 2028	1,142,192	1,141,491
Receivables Facility, due June 2024	500,000	104,935
Finance leases	141,543	147,373
Other	39,166	19,898
	8,017,097	7,410,907
Less—current portion	(110,461)	(65,047)
	$7,906,636	$7,345,860

(1)	This is a Euro denominated borrowing.
As of March 31, 2023, there were approximately $945.1 million of outstanding foreign currency borrowings.
As of March 31, 2023, the Company had approximately $935.3 million of availability under the senior secured revolving credit facility.
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
Cash Flow Hedges
The Company has approximately $2.0 billion notional amount of outstanding interest rate swap agreements as of March 31, 2023, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the first quarter of fiscal 2023, $1.2 billion notional amount of previously forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings became effective. In addition, interest rate swaps with notional amounts of approximately $1.6 billion matured during the six months ended March 31, 2023.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2023 and September 30, 2022, $86.2 million and $114.7 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive (loss) income (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Interest rate swap agreements	$(16,315)	$85,001

	Six Months Ended
	March 31, 2023	April 1, 2022
Interest rate swap agreements	$(14,331)	$103,327
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of March 31, 2023, the Company has contracts for 5.7 million gallons outstanding through December of fiscal 2024. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a loss of $1.3 million and a gain of $0.7 million for the three and six months ended March 31, 2023. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $1.1 million and a loss of $0.4 million for the three and six months ended April 1, 2022. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments in the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 31, 2023	September 30, 2022
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$5,278
Interest rate swap agreements	Other Assets	116,472	149,755
		$116,472	$155,033

LIABILITIES
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts payable	1,888	2,631
		$1,888	$2,631

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	March 31, 2023	April 1, 2022
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(13,915)	$10,550
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	2,487	(3,980)
		$(11,428)	$6,570

		Six Months Ended
	Income Statement Location	March 31, 2023	April 1, 2022
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(24,230)	$23,004
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	479	(3,945)
		$(23,751)	$19,059

As of March 31, 2023, the Company has an outstanding Japanese yen denominated term loan in the amount of ¥8,409 million. The term loan was designated as a hedge of the Company's net Japanese currency exposure represented by the equity investment in the Company's Japanese affiliate, AIM Services Co., Ltd. Additionally, as of March 31, 2023, the Company has a Euro denominated term loan in the amount of €96.4 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At March 31, 2023, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $42.8 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
FSS United States:
Business & Industry	$343.2	$243.8	$674.7	$474.5
Education	983.7	895.4	1,987.3	1,805.4
Healthcare	337.3	301.0	661.9	597.4
Sports, Leisure & Corrections	676.0	450.6	1,460.6	998.7
Facilities & Other	503.0	447.5	979.7	887.7
Total FSS United States	2,843.2	2,338.3	5,764.2	4,763.7

FSS International:
Europe	552.0	426.8	1,056.2	857.5
Rest of World	521.0	444.1	1,009.5	886.6
Total FSS International	1,073.0	870.9	2,065.7	1,744.1

Uniform	685.9	651.3	1,373.2	1,301.0

Total Revenue	$4,602.1	$3,860.5	$9,203.1	$7,808.8
Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" and "Deferred Income Taxes and Other Noncurrent Liabilities" on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current if the deferred income is expected to be recognized in the next 12 months or as noncurrent if the deferred income is expected to be recognized in excess of the next 12 months. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the six months ended March 31, 2023, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the six months ended March 31, 2023, the Company recognized $207.9 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	March 31, 2023	September 30, 2022
Deferred income	$260.3	$324.5

NOTE 7. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. During the three and six months ended March 31, 2023, the Company recorded a benefit to the "Provision for Income Taxes" to the Condensed Consolidated Statements of Income of $3.8 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business. During the six months ended April 1, 2022, the Company recorded a benefit to the "Provision for Income Taxes" to the Condensed Consolidated Statements of Income of $8.5 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8. STOCKHOLDERS' EQUITY:
On May 2, 2023, the Company's Board of Directors approved an $0.11 dividend per share of common stock, payable on May 31, 2023, to stockholders of record on the close of business on May 17, 2023.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At March 31, 2023 and September 30, 2022, zero shares of preferred stock were issued or outstanding.
On December 15, 2022, the Board of Directors approved, and the stockholders of Aramark subsequently adopted by written consent, the Aramark 2023 Stock Incentive Plan to replace the Third Amended and Restated 2013 Stock Incentive Plan. The 2023 Stock Incentive Plan provides for up to 8.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan.
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

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
TBOs	$3.9	$3.8	$7.6	$8.2
TBO-Rs	1.2	1.1	3.1	2.4
RSUs	13.2	14.3	26.8	29.4
PSUs	2.3	1.2	4.4	2.8
Deferred Stock Units	0.5	0.5	0.8	1.0
ESPP(1)	—	2.3	2.4	4.1
	$21.1	$23.2	$45.1	$47.9

Taxes related to share-based compensation	$3.9	$4.1	$8.1	$8.7
Cash Received from Option Exercises/ESPP Purchases	4.5	12.0	34.1	23.7
Tax (Provision) Benefit on Share Deliveries	(0.1)	0.2	0.4	0.1

(1)	The Company temporarily suspended its ESPP beginning in the second quarter of fiscal 2023.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 31, 2023:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs(1)	0.9	$17.01
RSUs(1)	1.3	$40.27
PSUs(1)(2)	0.5	$48.88
	2.7

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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Earnings:
Net income attributable to Aramark stockholders	$56,041	$35,748	$130,192	$78,359
Shares:
Basic weighted-average shares outstanding	260,673	257,100	260,063	256,785
Effect of dilutive securities	1,864	1,647	1,930	1,614
Diluted weighted-average shares outstanding	262,537	258,747	261,993	258,399

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.21	$0.14	$0.50	$0.31
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.21	$0.14	$0.50	$0.30
Share-based awards to purchase 8.6 million and 9.7 million shares were outstanding for the three months ended March 31, 2023 and April 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million and 1.0 million shares were outstanding for the three months ended March 31, 2023 and April 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 8.8 million and 9.6 million shares were outstanding for the six months ended March 31, 2023 and April 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million and 1.0 million shares were outstanding for the six months ended March 31, 2023 and April 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $26.9 million at March 31, 2023 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 31, 2023.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the six months ended March 31, 2023 and April 1, 2022, the Company received proceeds of approximately $19.8 million and $9.0 million, respectively, relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	March 31, 2023	April 1, 2022
FSS United States	$2,843.2	$2,338.3
FSS International	1,073.0	870.9
Uniform	685.9	651.3
	$4,602.1	$3,860.5

	Three Months Ended
Operating Income	March 31, 2023	April 1, 2022
FSS United States	$156.0	$82.1
FSS International	6.8	37.1
Uniform	55.9	56.0
Total Segment Operating Income	218.7	175.2
Corporate	(36.7)	(33.2)
Total Operating Income	$182.0	$142.0

	Three Months Ended
Reconciliation to Income Before Income Taxes	March 31, 2023	April 1, 2022
Total Operating Income	$182.0	$142.0
Interest and Other Financing Costs, net	114.0	89.7
Income Before Income Taxes	$68.0	$52.3

	Six Months Ended
Revenue	March 31, 2023	April 1, 2022
FSS United States	$5,764.2	$4,763.7
FSS International	2,065.7	1,744.1
Uniform	1,373.2	1,301.0
	$9,203.1	$7,808.8

	Six Months Ended
Operating Income	March 31, 2023	April 1, 2022
FSS United States	$319.2	$181.1
FSS International	33.6	59.8
Uniform	102.4	114.9
Total Segment Operating Income	455.2	355.8
Corporate	(73.6)	(73.6)
Total Operating Income	$381.6	$282.2

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
Reconciliation to Income Before Income Taxes	March 31, 2023	April 1, 2022
Total Operating Income	$381.6	$282.2
Interest and Other Financing Costs, net	215.3	182.7
Income Before Income Taxes	$166.3	$99.5
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at March 31, 2023 and September 30, 2022 was $7,968.1 million and $7,153.4 million, respectively. The carrying value of the Company's debt at March 31, 2023 and September 30, 2022 was $8,017.1 million and $7,410.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that will be accounted for as compensation expense to be recognized in the Condensed Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the three and six months ended March 31, 2023, due to lower performance than expected mainly from inflationary cost pressures, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.7 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized in the Condensed Consolidated Statements of Income since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The contingent consideration liability at March 31, 2023 and September 30, 2022 was $20.3 million and $45.8 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the three and six months ended March 31, 2023, due to continued lower performance than expected mainly from inflationary cost pressures and the reduced probability of prospective business opportunities, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $18.4 million and $48.4 million, respectively, which is included in "Cost of services provided

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The fair value of the contingent consideration liability at March 31, 2023 and September 30, 2022 was zero and $48.4 million, respectively.
NOTE 14. SUBSEQUENT EVENTS:
Sale of Certain Investments
On April 6, 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535 million in a taxable transaction.
Repayment of Borrowings
On April 17, 2023, the Company repaid $468.0 million of United States dollar denominated term loan, due 2025, and ¥8,409.0 million ($63.0 million) of yen denominated term loan, due 2026.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 31, 2023 and April 1, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on November 22, 2022.
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
Business Update
Continued volatility of global economies and financial markets caused by global events and other factors, including the ongoing conflict between Russia and Ukraine, have caused inflation in product, energy and labor costs, have increased market interest rates and have driven significant changes in foreign currencies. We continue to evaluate and react to the effects of prolonged global economic disruptions, including items such as inflationary pressures on product and energy costs, greater labor challenges and the financial condition of our clients in certain businesses. We expect these challenges to continue throughout the remainder of fiscal 2023, and we regularly evaluate and take appropriate actions to mitigate risk in these areas. This includes addressing inflation and global supply chain disruption through management of operating costs, including supply chain initiatives and pricing pass-throughs.
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed in the fourth quarter of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.

Sale of Certain Investments
On April 6, 2023, we sold our 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535 million in a taxable transaction.
On May 8, 2023, we executed an agreement to sell a portion of our ownership interest in an equity investment. The transaction is anticipated to close in our fiscal third quarter, subject to the completion of closing documentation.
Repayment of Borrowings
On April 17, 2023, we repaid $468.0 million of United States dollar denominated term loan, due 2025, and ¥8,409.0 million ($63.0 million) of yen denominated term loan, due 2026.
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

Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 31, 2023 and April 1, 2022 (in millions).

	Three Months Ended		Change
	March 31, 2023	April 1, 2022	$	%
Revenue	$4,602.1	$3,860.5	$741.6	19.2%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,179.4	3,491.2	688.2	19.7%
Other operating expenses	240.7	227.3	13.4	5.9%
	4,420.1	3,718.5	701.6	18.9%
Operating income	182.0	142.0	40.0	28.2%
Interest and Other Financing Costs, net	114.0	89.7	24.3	27.1%
Income Before Income Taxes	68.0	52.3	15.7	29.9%
Provision for Income Taxes	12.2	16.8	(4.6)	(27.4)%
Net income	$55.8	$35.5	$20.3	57.2%

	Three Months Ended		Change
Revenue by Segment(1)	March 31, 2023	April 1, 2022	$	%
FSS United States	$2,843.2	$2,338.3	$504.9	21.6%
FSS International	1,073.0	870.9	202.1	23.2%
Uniform	685.9	651.3	34.6	5.3%
	$4,602.1	$3,860.5	$741.6	19.2%

	Three Months Ended		Change
Operating Income by Segment	March 31, 2023	April 1, 2022	$	%
FSS United States	$156.0	$82.1	$73.9	89.9%
FSS International	6.8	37.1	(30.3)	(81.4)%
Uniform	55.9	56.0	(0.1)	(0.2)%
Corporate	(36.7)	(33.2)	(3.5)	10.5%
	$182.0	$142.0	$40.0	28.2%
(1) As a percentage of total revenue, FSS United States represented 61.8% and 60.6%, FSS International represented 23.3% and 22.5% and Uniform represented 14.9% and 16.9% for the three months ended March 31, 2023 and April 1, 2022, respectively.

	Six Months Ended		Change
	March 31, 2023	April 1, 2022	$	%
Revenue	$9,203.1	$7,808.8	$1,394.3	17.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	8,341.5	7,062.3	1,279.2	18.1%
Other operating expenses	480.0	464.3	15.7	3.4%
	8,821.5	7,526.6	1,294.9	17.2%
Operating income	381.6	282.2	99.4	35.2%
Interest and Other Financing Costs, net	215.3	182.7	32.6	17.9%
Income Before Income Taxes	166.3	99.5	66.8	67.0%
Provision for Income Taxes	36.8	21.3	15.5	72.6%
Net income	$129.5	$78.2	$51.3	65.5%

	Six Months Ended		Change
Revenue by Segment(2)	March 31, 2023	April 1, 2022	$	%
FSS United States	$5,764.2	$4,763.7	$1,000.5	21.0%
FSS International	2,065.7	1,744.1	321.6	18.4%
Uniform	1,373.2	1,301.0	72.2	5.6%
	$9,203.1	$7,808.8	$1,394.3	17.9%

	Six Months Ended		Change
Operating Income by Segment	March 31, 2023	April 1, 2022	$	%
FSS United States	$319.2	$181.1	$138.1	76.2%
FSS International	33.6	59.8	(26.2)	(43.7)%
Uniform	102.4	114.9	(12.5)	(10.9)%
Corporate	(73.6)	(73.6)	—	(0.1)%
	$381.6	$282.2	$99.4	35.2%
(2) As a percentage of total revenue, FSS United States represented 62.6% and 61.0%, FSS International represented 22.5% and 22.3% and Uniform represented 14.9% and 16.7% for the six months ended March 31, 2023 and April 1, 2022, respectively.

Consolidated Overview
Revenue increased by approximately 19.2% and 17.9% during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during these periods was primarily attributable to growth in base business and net new business and pricing pass-throughs. In addition, the acquisition of Union Supply, which occurred during the third quarter of fiscal 2022, contributed $67.0 million and $139.3 million during the three and six month periods of fiscal 2023, respectively. Foreign currency translation unfavorably impacted revenue for the three and six month periods of fiscal 2023 (approximately 2.0% and 2.6%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and six months ended March 31, 2023 and April 1, 2022 (in millions).

	Three Months Ended					Six Months Ended
	March 31, 2023			April 1, 2022		March 31, 2023		April 1, 2022
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue		$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,571.9	90.5%		$2,148.6	91.9%	$5,213.6	90.4%	$4,364.2	91.6%
FSS International	1,044.7	97.4%	(1)	811.5	93.2%	1,990.1	96.3%	1,639.9	94.0%
Uniform	562.8	82.1%		531.1	81.5%	1,137.8	82.9%	1,058.2	81.3%
	$4,179.4	90.8%		$3,491.2	90.4%	$8,341.5	90.6%	$7,062.3	90.4%
(1) The three and six months ended March 31, 2023 were impacted by $25.8 million of severance charges (see Note 2 to the condensed consolidated financial statements).
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and six months ended March 31, 2023 and April 1, 2022.

	Three Months Ended		Six Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Food and support service costs(2)	29.1%	25.7%	29.2%	25.6%
Personnel costs(3)	47.4%	49.7%	46.6%	48.8%
Other direct costs(4)	23.5%	24.6%	24.2%	25.6%
	100.0%	100.0%	100.0%	100.0%
(2) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 31, 2023 mainly from product cost inflation and volume increases due to revenue growth.
(3) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 31, 2023 due to food and support service costs increasing at a higher proportion as compared to personnel costs.
(4) Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 31, 2023 driven by the increase in food and support service costs. In addition, the three and six months ended March 31, 2023 were impacted by $48.1 million and $73.9 million, respectively, of non-cash income from the reduction of contingent consideration liabilities related to acquisition earn outs (see Note 13 to the condensed consolidated financial statements), net of impairment charges of operating lease right of use assets, property and equipment and other costs related to certain real estate properties of $3.3 million and $26.7 million, respectively, (see Note 1 to the condensed consolidated financial statements).
Operating income increased by approximately $40.0 million and $99.4 million during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively, driven by base business growth, including from volume recovery from COVID-19, effective cost management and non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($48.1 million and $73.9 million) (see Note 13 to the condensed consolidated financial statements). The increase in operating income during the six month period of fiscal 2023 also benefited from a higher gain relating to the recovery of our investment (possessory interest) at one of the National Park Service sites ($10.8 million) and automotive liability and workers' compensation liability programs when compared to the six month period of fiscal 2022 ($10.4 million).
These increases in operating income during the three and six month periods of fiscal 2023 more than offset severance charges ($36.3 million for the three and six month periods) (see Note 2 to the condensed consolidated financial statements), the prior year labor related tax credits provided from governmental assistance programs ($21.0 million and $33.2 million), impairment charges of operating lease right-of-use assets, property and equipment and other costs related to certain real estate properties ($3.3 million and $26.7 million) (see Note 1 to the condensed consolidated financial statements), personnel and other expenses related to our intention to spin-off the Uniform segment ($5.4 million and $10.4 million) and increased inflationary costs in product, energy and labor.
Interest and Other Financing Costs, net, increased 27.1% and 17.9% during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2023 was primarily due to higher interest rates related to our senior secured term loan facilities and interest from increased borrowings under the Receivables Facility and revolving credit facility.
The provision for income taxes for the three and six month periods of fiscal 2023 was recorded at an effective tax rate of 17.8% and 22.1%, respectively. During the three and six month periods ended March 31, 2023, we recorded an income tax benefit of approximately $3.8 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 7 to the condensed consolidated financial statements). The provision for income taxes for the three and six month periods of fiscal 2022 was recorded at an effective tax rate of 32.0% and 21.4%, respectively. Both the three and six month periods of fiscal 2022 were impacted by unfavorable tax adjustments. During the six month period ended April 1, 2022, we recorded an income tax benefit of approximately $8.5 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 7 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	March 31, 2023	April 1, 2022	%	March 31, 2023	April 1, 2022	%
Business & Industry	$343.2	$243.8	40.8%	$674.7	$474.5	42.2%
Education	983.7	895.4	9.9%	1,987.3	1,805.4	10.1%
Healthcare	337.3	301.0	12.1%	661.9	597.4	10.8%
Sports, Leisure & Corrections	676.0	450.6	50.0%	1,460.6	998.7	46.3%
Facilities & Other	503.0	447.5	12.4%	979.7	887.7	10.4%
	$2,843.2	$2,338.3	21.6%	$5,764.2	$4,763.7	21.0%
Historically, the Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins. The Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins. During the COVID-19 pandemic and in following periods, operating income margins from the sectors within the FSS United States reportable segment have differed and continue to differ from our otherwise historical patterns, particularly in the Business & Industry sector.
FSS United States segment revenue increased by approximately 21.6% and 21.0% during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2023 was primarily attributable to base business growth, net new business growth and pricing pass-throughs. The Sports, Leisure & Corrections sector increased due to higher per capita customer spending in stadiums and arenas and the acquisition of Union Supply, which contributed $67.0 million and $139.3 million of revenue during the three and six month periods of fiscal 2023, respectively. The Business & Industry sector increased due to client personnel continuing to return to office locations along with pricing pass-throughs.
Operating income increased by approximately $73.9 million and $138.1 million during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase was primarily attributable to growth in base business, non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($48.1 million and $73.9 million) (see Note 13 to the condensed consolidated financial statements) and effective cost management. The increases were partially offset by non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($0.7 million and $19.0 million) (see Note 1 to the condensed consolidated financial statements), non-cash charges related to information technology assets ($6.1 million for the three and six month periods), increased inflationary product costs and expenses related to opening new business.
The increase in operating income during the six month period of fiscal 2023 also benefited from a higher gain related to the recovery of our investment (possessory interest) at one of the National Park Service sites ($10.8 million) and from the higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs (approximately $10.4 million) when compared to the six month period of fiscal 2022.
FSS International Segment
FSS International segment revenue increased by approximately 23.2% and 18.4% during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2023 was primarily attributable to base business growth, net new business growth and pricing pass-throughs. The growth in revenue for the three and six month periods of fiscal 2023 was partially offset by the negative impact of foreign currency translation (8.0% and 11.0%).

Operating income decreased by approximately $30.3 million and $26.2 million during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The decrease during the three and six month periods of fiscal 2023 was mainly attributable to severance charges ($25.8 million for the three and six month periods) (see Note 2 to the condensed consolidated financial statements), the prior year labor related tax credits provided from governmental assistance programs ($21.0 million and $33.2 million) and inflationary costs in product and labor, which more than offset growth in base and net new business. The decrease in operating income during the six month period of fiscal 2023 was also attributable to non-cash charges for the impairment of certain assets related to a business held-for-sale ($5.2 million).
Uniform Segment
Uniform segment revenue increased by approximately 5.3% and 5.6% during the three and six month periods of fiscal 2023 compared to the prior year period, respectively, primarily due to improved pricing.
Operating income decreased by approximately $0.1 million and $12.5 million during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The decrease in operating income during the three and six month period of fiscal 2023 was primarily attributable to non-cash charges for the impairment of operating lease right-of-use assets and other costs related to certain real estate properties ($2.6 million and $7.7 million) (see Note 1 to the condensed consolidated financial statements), personnel and other expenses related to our intention to spin-off the Uniform segment ($3.4 million and $7.0 million), severance charges ($6.6 million for the three and six month periods) (see Note 2 to the condensed consolidated financial statements) and increased inflationary costs in product, energy and labor, which more than offset increased pricing and the gain from the sale of land ($6.8 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $3.5 million and had an immaterial change during the three and six month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2023 was mainly attributable to the unfavorable change in fair value of certain gasoline and diesel agreements ($4.5 million).
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $302.7 million of cash and cash equivalents and approximately $935.3 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of March 31, 2023, there were approximately $945.1 million of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 31, 2023	April 1, 2022
Net cash used in operating activities	$(292.7)	$(128.3)
Net cash used in investing activities	(225.9)	(289.8)
Net cash provided by financing activities	477.3	317.8
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities was $292.7 million during the six month period of fiscal 2023, compared to $128.3 million for the six month period of fiscal 2022. The change was driven from higher use of cash from the change in operating assets and liabilities, which more than offset the impact of having higher net income in the six month period of fiscal 2023 compared to the six month period of fiscal 2022 as discussed in "Results of Operations" above. The $143.1 million change in operating assets and liabilities compared to the prior year period was primarily due to:

•Accounts payable by $223.6 million, resulting in a use of cash during the six month period of fiscal 2023 compared to a source of cash during the six month period of fiscal 2022 from the timing of disbursements; and
•Inventory by $27.1 million, resulting in a higher use of cash during the six month period of fiscal 2023 compared to the six month period of fiscal 2022 due to growth within our uniform rental business.
These changes in operating assets and liabilities more than offset:
•Receivables by $81.4 million, resulting in a lower use of cash during the six month period of fiscal 2023 compared to the six month period of fiscal 2022 as the prior year had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by new business and timing of collections; and
•Accrued expenses by $31.0 million, resulting in a lower use of cash during the six month period of fiscal 2023 compared to the six month period of fiscal 2022 primarily due to the current period severance charges (see Note 2 to the condensed consolidated financial statements).
The six month period of fiscal 2022 included approximately $44.7 million of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19. During the six month periods of fiscal 2023 and fiscal 2022, we received proceeds of approximately $15.3 million and $1.9 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The higher use of cash during the six month period of fiscal 2023 compared to the six month period of fiscal 2022 in "Payments made to clients on contracts" was driven primarily due to contract renewals, new business and timing of payments. The "Other operating activities" caption reflects adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Used in Investing Activities
During the six month period of fiscal 2023, cash used in investing activities was primarily impacted by purchases of property and equipment and other ($202.9 million), purchase of United States Treasury securities related to our captive insurance subsidiary ($70.0 million) and acquisitions of certain businesses ($31.2 million) offset by proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($40.0 million).
During the six month period of fiscal 2022, cash used in investing activities was primarily impacted by purchases of property and equipment and other ($173.0 million), acquisitions of certain businesses ($72.6 million) and certain equity method investments ($64.0 million).
The "Other investing activities" caption includes $19.8 million and $9.0 million of proceeds received during the six month period of fiscal 2023 and fiscal 2022, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by Financing Activities
During the six month period of fiscal 2023, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($395.1 million) and borrowings under the revolving credit facility ($134.8 million).
During the six month period of fiscal 2022, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($300.0 million).
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2023 and fiscal 2022 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 31, 2023, we were in compliance with these covenants.
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
The following is a reconciliation of net income attributable to ASI stockholders, which is a U.S. GAAP measure of ASI's operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

	Twelve Months Ended
(in millions)	March 31, 2023	April 1, 2022
Net income attributable to ASI stockholders	$246.3	$146.3
Interest and other financing costs, net	405.4	387.4
Provision for income taxes	76.9	33.4
Depreciation and amortization	537.8	542.6
Share-based compensation expense(1)	92.7	84.1
Unusual or non-recurring losses and (gains)(2)(3)	5.2	(77.1)
Pro forma EBITDA for equity method investees(4)	6.9	10.5
Pro forma EBITDA for certain transactions(5)	7.6	5.2
Other(6)(7)	84.9	(9.0)
Covenant Adjusted EBITDA	$1,463.7	$1,123.4
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 9 to the condensed consolidated financial statements).
(2)    For the twelve months ended March 31, 2023 represents the fiscal 2023 non-cash charge for the impairment of certain assets related to a business held-for-sale ($5.2 million).
(3)    For the twelve months ended April 1, 2022 represents the fiscal 2021 non-cash gain from an observable price change on an equity investment ($137.9 million) and the fiscal 2021 non-cash loss from the termination of certain defined benefit pension plans ($60.9 million).
(4)    Represents our estimated share of EBITDA, primarily from our AIM Services Co., Ltd. equity method investment, not already reflected in our Net Income Attributable to ASI stockholders. EBITDA for this equity method investee is calculated in a manner consistent with Covenant Adjusted EBITDA but does not represent cash distributions received from this investee.
(5)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(6)    "Other" for the twelve months ended March 31, 2023 includes the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($89.0 million), severance charges ($54.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($38.7 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment ($29.3 million), non-cash charges for inventory write-downs to net realizable value and fixed asset write-offs related to personal protective equipment ($20.5 million), charges related to our intention to spin-off the Uniform segment ($19.7 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($7.2 million), the gain from the sale of land ($6.8 million), the gain from a funding agreement related to a legal matter ($6.5 million), the impact of hyperinflation in Argentina ($6.4 million), non-cash charges related to information technology assets ($6.1 million), pension withdrawal charges ($4.7 million), the favorable impact related to a client contract dispute ($4.0 million), legal settlement charges ($2.7 million) and other miscellaneous expenses.
(7)    "Other" for the twelve months ended April 1, 2022 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($57.3 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($29.7 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($24.4 million), expenses related to merger and integration related charges ($16.1 million), the gain from a funding agreement related to a legal matter ($10.0 million), reversal of severance charges ($7.9 million), reversal of charges related to a client contract dispute ($5.7 million), a favorable settlement of a legal matter ($4.7 million), the gain from insurance proceeds received related to property damage from a tornado in Nashville ($3.1 million), due diligence charges related to acquisitions ($3.1 million), non-cash charges related to information technology assets ($2.2 million), the impact of hyperinflation in Argentina ($1.8 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended March 31, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.85x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.56x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 31, 2023. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of March 31, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $11.6 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of March 31, 2023 and September 30, 2022 was $109.1 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 31, 2023 has not materially changed from September 30, 2022 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 22, 2022). See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of March 31, 2023.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of March 31, 2023.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1*	Form of Annual Deferred Stock Unit Grant Agreement under the Aramark 2023 Stock Incentive Plan
10.2*	Form of Quarterly Deferred Retainer Grant Agreement under the Aramark 2023 Stock Incentive Plan.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2023 and April 1, 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023 and April 1, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and April 1, 2022; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2023 and April 1, 2022; and (vi) Notes to condensed consolidated financial statements.

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