Form 10-Q
period 2023-06-30
Aramark
filed 2023-08-08
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 28, 2023, the number of shares of the registrant's common stock outstanding is 261,050,255.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, including the COVID-19 pandemic, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the impact, timing or terms of the proposed spin-off of Aramark Uniform Services (our Uniform segment) as an independent publicly traded company to our stockholders (the "proposed spin-off'"); risks associated with the expected benefits and costs of the proposed spin-off, including the risk that the expected benefits of the proposed spin-off will not be realized within the expected time frame, in full or at all, and the risk that conditions to the proposed spin-off will not be satisfied and/or that the proposed spin-off will not be completed within the expected time frame, on the expected terms or at all; the expected qualification of the proposed spin-off as a tax-free transaction for United States federal income tax purposes, including whether or not an Internal Revenue Service ruling will be obtained; the risk that any consents or approvals required in connection with the proposed spin-off will not be received or obtained within the expected time frame, on the expected terms or at all; risks associated with expected financing transactions undertaken in connection with the proposed spin-off and risks associated with indebtedness incurred in connection with the proposed spin-off; the risk of increased costs from lost synergies, costs of restructuring transactions and other costs incurred in connection with the proposed spin-off; retention of existing management team members as a result of the proposed spin-off; reaction of customers, our employees and other parties to the proposed spin-off; and the impact of the proposed spin-off on our business and the risk that the proposed spin-off may be more difficult, time-consuming or costly than expected, including the impact on our resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 22, 2022 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-

looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$402,414	$329,452
Receivables (less allowances: $63,930 and $56,388)	2,405,890	2,147,957
Inventories	593,168	552,386
Prepayments and other current assets	324,405	262,195
Total current assets	3,725,877	3,291,990
Property and Equipment, net	2,037,168	2,032,045
Goodwill	5,594,340	5,515,124
Other Intangible Assets	2,081,966	2,113,726
Operating Lease Right-of-use Assets	645,084	592,145
Other Assets	1,313,065	1,537,406
	$15,397,500	$15,082,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$110,602	$65,047
Current operating lease liabilities	69,995	68,858
Accounts payable	1,048,605	1,322,936
Accrued expenses and other current liabilities	1,646,756	1,829,045
Total current liabilities	2,875,958	3,285,886
Long-Term Borrowings	7,535,750	7,345,860
Noncurrent Operating Lease Liabilities	304,374	305,623
Deferred Income Taxes and Other Noncurrent Liabilities	1,121,984	1,106,587
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interests	8,165	8,840
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 300,329,546 shares and 297,555,924 shares; and outstanding: 260,970,287 shares and 258,728,942 shares)	3,003	2,976
Capital surplus	3,798,598	3,681,966
Retained earnings	787,442	406,784
Accumulated other comprehensive loss	(66,108)	(111,571)
Treasury stock (shares held in treasury: 39,359,259 shares and 38,826,982 shares)	(971,666)	(950,515)
Total stockholders' equity	3,551,269	3,029,640
	$15,397,500	$15,082,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30, 2023	July 1, 2022
Revenue	$4,749,209	$4,127,378
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,314,710	3,747,828
Depreciation and amortization	135,522	132,975
Selling and general corporate expenses	95,595	98,689
	4,545,827	3,979,492
Operating income	203,382	147,886
Gain on Sale of Equity Investments, net	(375,972)	—
Interest and Other Financing Costs, net	112,747	91,466
Income Before Income Taxes	466,607	56,420
Provision for Income Taxes	128,052	15,939
Net income	338,555	40,481
Less: Net income attributable to noncontrolling interests	71	152
Net income attributable to Aramark stockholders	$338,484	$40,329

Earnings per share attributable to Aramark stockholders:
Basic	$1.30	$0.16
Diluted	$1.29	$0.16
Weighted Average Shares Outstanding:
Basic	260,922	257,564
Diluted	262,747	259,219

	Nine Months Ended
	June 30, 2023	July 1, 2022
Revenue	$13,952,292	$11,936,167
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	12,656,205	10,810,111
Depreciation and amortization	408,795	400,778
Selling and general corporate expenses	302,281	295,154
	13,367,281	11,506,043
Operating income	585,011	430,124
Gain on Sale of Equity Investments, net	(375,972)	—
Interest and Other Financing Costs, net	328,113	274,168
Income Before Income Taxes	632,870	155,956
Provision for Income Taxes	164,782	37,223
Net income	468,088	118,733
Less: Net (loss) income attributable to noncontrolling interests	(588)	45
Net income attributable to Aramark stockholders	$468,676	$118,688

Earnings per share attributable to Aramark stockholders:
Basic	$1.80	$0.46
Diluted	$1.79	$0.46
Weighted Average Shares Outstanding:
Basic	260,349	257,044
Diluted	262,267	258,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	June 30, 2023	July 1, 2022
Net income	$338,555	$40,481
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5,677	(50,376)
Fair value of cash flow hedges	17,630	13,886
Share of equity investee's comprehensive income	6,208	632
Other comprehensive income (loss), net of tax	29,515	(35,858)
Comprehensive income	368,070	4,623
Less: Net income attributable to noncontrolling interests	71	152
Comprehensive income attributable to Aramark stockholders	$367,999	$4,471

	Nine Months Ended
	June 30, 2023	July 1, 2022
Net income	$468,088	$118,733
Other comprehensive income, net of tax
Pension plan adjustments	—	1,779
Foreign currency translation adjustments	50,670	(51,074)
Fair value of cash flow hedges	(10,905)	107,371
Share of equity investee's comprehensive income	5,698	1,327
Other comprehensive income, net of tax	45,463	59,403
Comprehensive income	513,551	178,136
Less: Net (loss) income attributable to noncontrolling interests	(588)	45
Comprehensive income attributable to Aramark stockholders	$514,139	$178,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$468,088	$118,733
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	408,795	400,778
Asset write-downs	35,479	—
Reduction of contingent consideration liability (see Note 13)	(73,891)	—
Gain on sale of equity investments, net	(375,972)	—
Deferred income taxes	93,092	15,340
Share-based compensation expense	65,621	71,799
Changes in operating assets and liabilities:
Receivables	(196,923)	(333,847)
Inventories	(32,621)	(23,616)
Prepayments and Other Current Assets	(14,114)	(357)
Accounts Payable	(297,750)	1,726
Accrued Expenses	(261,984)	(339,497)
Payments made to clients on contracts	(103,798)	(39,043)
Other operating activities	15,885	(14,009)
Net cash used in operating activities	(270,093)	(141,993)
Cash flows from investing activities:
Purchases of property and equipment and other	(311,226)	(260,137)
Disposals of property and equipment	23,924	14,490
Purchases of marketable securities	(69,998)	—
Proceeds from marketable securities	40,000	—
Acquisition of certain businesses, net of cash acquired	(49,503)	(342,633)
Acquisition of certain equity investments	(4,000)	(64,000)
Proceeds from sale of equity investments	633,179	—
Other investing activities	19,530	10,836
Net cash provided by (used in) investing activities	281,906	(641,444)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,550,886	328,326
Payments of long-term borrowings	(1,828,455)	(56,923)
Net change in funding under the Receivables Facility	395,065	500,000
Payments of dividends	(85,898)	(84,770)
Proceeds from issuance of common stock	43,715	35,275
Other financing activities	(27,432)	(18,384)
Net cash provided by financing activities	47,881	703,524
Effect of foreign exchange rates on cash and cash equivalents	13,268	(13,810)
Increase (decrease) in cash and cash equivalents	72,962	(93,723)
Cash and cash equivalents, beginning of period	329,452	532,591
Cash and cash equivalents, end of period	$402,414	$438,868

	Nine Months Ended
(in millions)	June 30, 2023	July 1, 2022
Interest paid	$322.2	$259.0
Income taxes paid	37.3	16.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	74,151			74,151
Other comprehensive income	28,080				28,080
Capital contributions from issuance of common stock	33,594	20	33,574
Share-based compensation expense	24,043		24,043
Repurchases of common stock	(15,559)					(15,559)
Payments of dividends ($0.11 per share)	(30,686)			(30,686)
Balance, December 30, 2022	$3,143,263	$2,996	$3,739,583	$450,249	$(83,491)	$(966,074)
Net income attributable to Aramark stockholders	56,041			56,041
Other comprehensive loss	(12,132)				(12,132)
Capital contributions from issuance of common stock	6,452	2	6,450
Share-based compensation expense	21,034		21,034
Repurchase of common stock	(2,727)					(2,727)
Payments of dividends ($0.11 per share)	(28,658)			(28,658)
Balance, March 31, 2023	$3,183,273	$2,998	$3,767,067	$477,632	$(95,623)	$(968,801)
Net income attributable to Aramark stockholders	338,484			338,484
Other comprehensive income	29,515				29,515
Capital contributions from issuance of common stock	10,992	5	10,987
Share-based compensation expense	20,544		20,544
Repurchase of common stock	(2,865)					(2,865)
Payments of dividends ($0.11 per share)	(28,674)			(28,674)
Balance, June 30, 2023	$3,551,269	$3,003	$3,798,598	$787,442	$(66,108)	$(971,666)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 22, 2022. The Condensed Consolidated Balance Sheet as of September 30, 2022 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
Aramark's Intention to Spin-off Uniform Segment
On May 10, 2022, the Company announced its intention to spin-off its Uniform segment into an independent publicly traded company to Aramark’s stockholders. The proposed spin-off is intended to be a tax-free transaction to Aramark and its stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed near the end of fiscal 2023, subject to certain customary conditions, including final approval of the Aramark Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In December 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which defers the sunset date of Topic 848, Reference Rate Reform, to December 31, 2024 from December 31, 2022 and is effective for the Company upon issuance of the ASU. In January 2021, the FASB issued an ASU, which clarified certain optional expedients and exceptions for contract modifications and hedge accounting that may apply to derivatives that are affected by the discontinuance of the London Interbank Offer Rate ("LIBOR") and the reference rate reform standard. In March 2020, the FASB issued an ASU which provided optional expedients that may be applied to assist with the discontinuance of LIBOR. The expedients allowed companies to ease the potential accounting burden when modifying contracts and hedging relationships that use LIBOR as a reference rate, if certain criteria are met. During fiscal 2020, the Company applied the optional expedient to assert probability of forecasted hedged transactions occurring on its interest rate swap derivative contracts regardless of any expected contract modifications related to reference rate reform. During the third quarter of fiscal 2023, the Company applied the optional expedient related to assessment of effectiveness, whereas the Company elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elected to apply the optional expedient so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The Company may apply the optional expedients of this standard through December 31, 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	June 30, 2023			July 1, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$338,555			$40,481
Foreign currency translation adjustments	8,353	(2,676)	5,677	(54,183)	3,807	(50,376)
Fair value of cash flow hedges	23,825	(6,195)	17,630	18,765	(4,879)	13,886
Share of equity investee's comprehensive income	11,126	(4,918)	6,208	632	—	632
Other comprehensive income (loss)	43,304	(13,789)	29,515	(34,786)	(1,072)	(35,858)
Comprehensive income			368,070			4,623
Less: Net income attributable to noncontrolling interests			71			152
Comprehensive income attributable to Aramark stockholders			$367,999			$4,471

	Nine Months Ended
	June 30, 2023			July 1, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$468,088			$118,733
Pension plan adjustments	—	—	—	2,480	(701)	1,779
Foreign currency translation adjustments	56,080	(5,410)	50,670	(58,114)	7,040	(51,074)
Fair value of cash flow hedges	(14,736)	3,831	(10,905)	145,096	(37,725)	107,371
Share of equity investee's comprehensive income	10,616	(4,918)	5,698	1,327	—	1,327
Other comprehensive income	51,960	(6,497)	45,463	90,789	(31,386)	59,403
Comprehensive income			513,551			178,136
Less: Net (loss) income attributable to noncontrolling interests			(588)			45
Comprehensive income attributable to Aramark stockholders			$514,139			$178,091

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated other comprehensive loss consists of the following (in thousands):

	June 30, 2023	September 30, 2022
Pension plan adjustments	$(7,210)	$(7,210)
Foreign currency translation adjustments	(162,718)	(213,388)
Cash flow hedges	103,820	114,725
Share of equity investee's accumulated other comprehensive loss	—	(5,698)
	$(66,108)	$(111,571)
Currency Translation
Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement was a foreign currency transaction loss of $2.8 million and $6.7 million during the three and nine month periods ended June 30, 2023, respectively. The impact of the Argentina remeasurement was a foreign currency transaction loss of $1.2 million and $2.2 million during the three and nine month periods ended July 1, 2022, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and nine month periods of both fiscal 2023 and 2022 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive"), to enhance its risk financing strategies. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 30, 2023. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, property liability and related Captive costs. As of June 30, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $24.4 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of June 30, 2023 and September 30, 2022 was $109.8 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
During the first half of fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, for the nine months ended June 30, 2023, the Company recorded an impairment charge of $26.7 million within its FSS United States and Uniform segments, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. For the nine months ended June 30, 2023, the non-cash impairment charges within the FSS United States segment consisted of operating lease right-of-use assets of $8.6 million and property and equipment of $10.4 million. For the nine months ended June 30, 2023, the non-cash impairment charges within the Uniform segment consisted of operating lease right-of-use assets of $7.1 million and other costs of $0.6 million.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts, including employee sales commissions and rental merchandise in-service, long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of June 30, 2023 and September 30, 2022 was $98.0 million and $224.5 million, respectively. On April 6, 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($275.9 million net of tax) during the three and nine months ended June 30, 2023. The pre-tax gain is included in "Gain on Sale of Equity Investments, net" on the Condensed Consolidated Statements of Income.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
values related to those investments. The carrying amount of equity investments without readily determinable fair values as of June 30, 2023 and September 30, 2022 was $85.2 million and $180.5 million, respectively. On May 16, 2023, the Company sold a portion of its ownership interest in an equity investment for $98.2 million in cash in a taxable transaction resulting in a pre-tax loss on sale of this equity investment of $1.1 million ($2.2 million net of tax) during the three and nine months ended June 30, 2023. The pre-tax loss is included in "Gain on Sale of Equity Investments, net" on the Condensed Consolidated Statements of Income.
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
Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $64.2 million of the deferred social security taxes were paid during both the nine months ended June 30, 2023 and July 1, 2022.
NOTE 2. SEVERANCE:
During the second quarter of fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $36.3 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” and "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2023.
The following table summarizes the severance charges by segment recognized on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2023 (in millions):

FSS United States	$3.3
FSS International	25.8
Uniform	6.6
Corporate	0.6
$36.3
As of June 30, 2023, the Company had an accrual of $22.3 million related to these unpaid severance obligations.
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
Changes in total goodwill during the nine months ended June 30, 2023 are as follows (in thousands):

Segment	September 30, 2022	Acquisitions	Translation	June 30, 2023
FSS United States	$4,150,266	$14,120	$60	$4,164,446
FSS International	401,483	28,770	35,864	466,117
Uniforms	963,375	—	402	963,777
	$5,515,124	$42,890	$36,326	$5,594,340

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	June 30, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,504,999	$(570,553)	$934,446	$1,474,588	$(487,877)	$986,711
Trade names	1,161,225	(13,705)	1,147,520	1,133,736	(6,721)	1,127,015
	$2,666,224	$(584,258)	$2,081,966	$2,608,324	$(494,598)	$2,113,726
Amortization of intangible assets for the nine months ended June 30, 2023 and July 1, 2022 was $86.2 million and $81.1 million, respectively.
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 30, 2023	September 30, 2022
Senior secured revolving credit facility, due April 2026	$505,669	$90,897
Senior secured term loan facility, due March 2025	—	1,661,611
Senior secured term loan facility, due April 2026	281,403	334,135
Senior secured term loan facility, due January 2027	835,375	834,619
Senior secured term loan facility, due April 2028	724,084	723,170
Senior secured term loan facility, due June 2030	1,081,069	—
5.000% senior notes, due April 2025	548,999	547,981
3.125% senior notes, due April 2025(1)	353,474	317,204
6.375% senior notes, due May 2025	1,490,984	1,487,593
5.000% senior notes, due February 2028	1,142,549	1,141,491
Receivables Facility, due June 2024	500,000	104,935
Finance leases	156,329	147,373
Other	26,417	19,898
	7,646,352	7,410,907
Less—current portion	(110,602)	(65,047)
	$7,535,750	$7,345,860

(1)	This is a Euro denominated borrowing.
As of June 30, 2023, there were approximately $823.8 million of outstanding foreign currency borrowings.
As of June 30, 2023, the Company had approximately $618.3 million of availability under the senior secured revolving credit facility.
Senior Secured Credit Agreement
On April 17, 2023, the Company repaid $468.0 million of the United States dollar denominated term loans due 2025 ("U.S. Term B-3 Loans due 2025"), and ¥8,409.0 million ($63.0 million) of yen denominated term loans due 2026.
On May 31, 2023, the Company repaid $100.0 million of U.S. Term B-3 Loans due 2025.
On June 22, 2023, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary of the Company, and certain of its subsidiaries entered into Amendment No. 12 to the Credit Agreement, dated March 28, 2017, which provides for, among other things, the extension of the maturity date applicable to all of the U.S. Term B-3 Loans due 2025 through the establishment of new United States dollar denominated term loans due 2030 ("U.S. Term B-6 Loans due 2030") in an amount equal to approximately $1.1 billion. The new U.S. Term B-6 Loans due 2030 were funded in full on June 22, 2023 and were applied by the Company to refinance the remaining U.S. Term B-3 Loans due 2025.
The new U.S. Term B-6 Loans due 2030 bear interest rate equal to either (a) a forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") for the applicable interest period, plus a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with interest periods of six months (“Adjusted Term SOFR”) or (b) a base rate determined by

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the Adjusted Term SOFR plus 1.00% plus an applicable margin set initially at 2.50% for borrowings based on Adjusted Term SOFR and 1.50% for borrowings based on the base rate. The U.S. Term B-6 Loans due 2030 require the payment of installments in a quarterly principal amount of $2,750,000 from September 30, 2023 through March 31, 2030, and $1,025,750,000 at maturity. The U.S. Term B-6 Loans due 2030 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s other U.S. Term B Loans outstanding under the Credit Agreement.
The Company capitalized $8.0 million of costs associated with the issuance of the U.S. Term B-6 Loans due 2030, which are amortized using the effective interest method over the term of the loans and presented on the Condensed Consolidated Balance Sheet as a direct deduction from the carrying value of the loans. The Company also incurred an original issue discount of $11.0 million upon the issuance of the U.S. Term B-6 Loans due 2030. The discount is included as an adjustment to the carrying value of the loans and is amortized using the effective interest method over the term of loans in accordance with the accounting literature.
In conjunction with Amendment No. 12 to the Credit Agreement and the borrowing repayments, the Company recorded a $2.5 million non-cash loss for the write-off of unamortized deferred debt issuance costs to "Interest and Other Financing Costs, net" on the Condensed Consolidated Statements of Income during the three and nine months ended June 30, 2023.
On June 29, 2023, ASI entered into Amendment No. 13 to the Credit Agreement, dated March 28, 2017, which provides for a transition of the underlying interest rate applicable to all term loans outstanding and revolving credit commitments and loans available and/or outstanding, in each case, under the Credit Agreement, from a LIBOR-based rate to a forward-looking term rate based on SOFR. All borrowings based on SOFR under the Credit Agreement are subject to a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with interest periods of six months but the associated interest rate margins applicable to all such borrowings remain unchanged. Amendment No. 13 was entered into in preparation for the general cessation of LIBOR-based borrowings in the leverage lending industry as of June 30, 2023.
Receivables Facility
On July 19, 2023, the Company increased the purchase limit available under the Receivables Facility from $500.0 million to $600.0 million and extended the scheduled maturity date of the Receivables Facility from June 2024 to July 2026. All other terms and conditions of the agreement remained unchanged.
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
Cash Flow Hedges
The Company has $2.2 billion notional amount of outstanding interest rate swap agreements as of June 30, 2023, which fix the rate on a like amount of variable rate borrowings through December of fiscal 2028. During the first quarter of fiscal 2023, $1.2 billion notional amount of previously forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings became effective. During the third quarter of fiscal 2023, the Company entered into $150.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $1.6 billion matured during the nine months ended June 30, 2023.
During the third quarter of fiscal 2023, the Company entered into bilateral agreements with its swap counterparties to transition all of its interest rate swap agreements to use SOFR as the reference rate in anticipation of the discontinuance of LIBOR. There were no changes to interest rate swap parties, notional amounts or settlement dates as a result of these amendments. As of June 30, 2023, all of the Company's interest rate swap agreements were indexed to SOFR.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2023 and September 30, 2022, $103.8 million and $114.7 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	June 30, 2023	July 1, 2022
Interest rate swap agreements	$40,370	$12,034

	Nine Months Ended
	June 30, 2023	July 1, 2022
Interest rate swap agreements	$26,039	$115,361
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of June 30, 2023, the Company has contracts for 2.9 million gallons outstanding through December of fiscal 2024. The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts were gains of $1.0 million and $1.7 million for the three and nine months ended June 30, 2023, respectively. The impact on earnings related to the change in fair value of these unsettled contracts were gains of $1.8 million and $1.4 million for the three and nine months ended July 1, 2022, respectively. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income. When the contracts settle, the gain or loss is recorded to "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 30, 2023	September 30, 2022
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$5,278
Interest rate swap agreements	Other Assets	140,297	149,755
		$140,297	$155,033

LIABILITIES
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts payable	919	2,631
		$919	$2,631

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the (gain) loss for the Company's derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	June 30, 2023	July 1, 2022
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(16,545)	$6,731
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	661	(4,633)
		$(15,884)	$2,098

		Nine Months Ended
	Income Statement Location	June 30, 2023	July 1, 2022
Designated as hedging instruments:
Interest rate swap agreements	Interest and Other Financing Costs, net	$(40,775)	$29,735
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization) / Selling and general corporate expenses	1,140	(8,578)
		$(39,635)	$21,157

As of June 30, 2023, the Company has a Euro denominated term loan in the amount of €93.5 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At June 30, 2023, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $52.5 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
FSS United States:
Business & Industry	$369.0	$296.0	$1,043.7	$770.5
Education	725.5	683.5	2,712.8	2,488.9
Healthcare	329.0	312.0	990.9	909.4
Sports, Leisure & Corrections	956.2	727.8	2,416.8	1,726.5
Facilities & Other	510.9	462.2	1,490.6	1,349.9
Total FSS United States	2,890.6	2,481.5	8,654.8	7,245.2

FSS International:
Europe	638.7	517.9	1,694.9	1,375.4
Rest of World	523.7	459.8	1,533.2	1,346.4
Total FSS International	1,162.4	977.7	3,228.1	2,721.8

Uniform	696.2	668.2	2,069.4	1,969.2

Total Revenue	$4,749.2	$4,127.4	$13,952.3	$11,936.2
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
During the nine months ended June 30, 2023, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended June 30, 2023, the Company recognized $279.4 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	June 30, 2023	September 30, 2022
Deferred income	$142.2	$324.5
NOTE 7. INCOME TAXES:
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against deferred tax assets. During the nine months ended June 30, 2023, the Company recorded a benefit to the "Provision for Income Taxes" to the Condensed Consolidated Statements of Income of $3.8 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business. During the nine months ended July 1, 2022, the Company recorded a benefit to the "Provision for Income Taxes" to the Condensed Consolidated Statements of Income of $8.5 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business.
NOTE 8. STOCKHOLDERS' EQUITY:
On August 1, 2023, the Company's Board of Directors approved an $0.11 dividend per share of common stock, payable on August 29, 2023, to stockholders of record on the close of business on August 16, 2023.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At June 30, 2023 and September 30, 2022, zero shares of preferred stock were issued or outstanding.
On December 15, 2022, the Board of Directors approved, and the stockholders of Aramark subsequently approved, the Aramark 2023 Stock Incentive Plan to replace the Third Amended and Restated 2013 Stock Incentive Plan. The 2023 Stock Incentive Plan provides for up to 8.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Incentive Plan.
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

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
TBOs	$3.9	$4.0	$11.5	$12.2
TBO-Rs	0.7	1.2	3.8	3.6
RSUs	12.9	14.4	39.7	43.8
PSUs	2.5	1.4	6.9	4.2
Deferred Stock Units	0.5	0.5	1.3	1.5
ESPP(1)	—	2.4	2.4	6.5
	$20.5	$23.9	$65.6	$71.8

Taxes related to share-based compensation	$3.7	$4.2	$11.8	$12.9
Cash Received from Option Exercises/ESPP Purchases	9.6	11.6	43.7	35.3
Tax Benefit on Share Deliveries	0.2	0.2	0.6	0.1

(1)	The Company temporarily suspended its ESPP beginning in the second quarter of fiscal 2023.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 30, 2023:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs(1)	0.9	$17.00
RSUs(1)	1.3	$40.26
PSUs(1)(2)	0.5	$48.88
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Earnings:
Net income attributable to Aramark stockholders	$338,484	$40,329	$468,676	$118,688
Shares:
Basic weighted-average shares outstanding	260,922	257,564	260,349	257,044
Effect of dilutive securities	1,825	1,655	1,918	1,638
Diluted weighted-average shares outstanding	262,747	259,219	262,267	258,682

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$1.30	$0.16	$1.80	$0.46
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$1.29	$0.16	$1.79	$0.46
Share-based awards to purchase 8.7 million and 10.0 million shares were outstanding for the three months ended June 30, 2023 and July 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million and 1.0 million shares were outstanding for the three months ended June 30, 2023 and July 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 8.8 million and 9.3 million shares were outstanding for the nine months ended June 30, 2023 and July 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million and 1.0 million shares were outstanding for the nine months ended June 30, 2023 and July 1, 2022, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $27.8 million at June 30, 2023 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 30, 2023.
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
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). In the Company's food and support services segments, approximately 73% of the global revenue is related to food services and 27% is related to facilities services. During the nine months ended June 30, 2023 and July 1, 2022, the Company received proceeds of $19.8 million and $9.0 million, respectively, relating to the recovery of the Company's investment

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	June 30, 2023	July 1, 2022
FSS United States	$2,890.6	$2,481.5
FSS International	1,162.4	977.7
Uniform	696.2	668.2
Total Revenue	$4,749.2	$4,127.4

	Three Months Ended
Operating Income	June 30, 2023	July 1, 2022
FSS United States	$128.5	$89.1
FSS International	39.7	34.8
Uniform	66.8	60.5
Total Segment Operating Income	235.0	184.4
Corporate	(31.6)	(36.5)
Total Operating Income	$203.4	$147.9

	Three Months Ended
Reconciliation to Income Before Income Taxes	June 30, 2023	July 1, 2022
Total Operating Income	$203.4	$147.9
Gain on Sale of Equity Investments, net	(376.0)	—
Interest and Other Financing Costs, net	112.8	91.4
Income Before Income Taxes	$466.6	$56.5

	Nine Months Ended
Revenue	June 30, 2023	July 1, 2022
FSS United States	$8,654.8	$7,245.2
FSS International	3,228.1	2,721.8
Uniform	2,069.4	1,969.2
Total Revenue	$13,952.3	$11,936.2

	Nine Months Ended
Operating Income	June 30, 2023	July 1, 2022
FSS United States	$447.7	$270.2
FSS International	73.3	94.6
Uniform	169.2	175.4
Total Segment Operating Income	690.2	540.2
Corporate	(105.2)	(110.1)
Total Operating Income	$585.0	$430.1

	Nine Months Ended
Reconciliation to Income Before Income Taxes	June 30, 2023	July 1, 2022
Total Operating Income	$585.0	$430.1
Gain on Sale of Equity Investments, net	(376.0)	—
Interest and Other Financing Costs, net	328.1	274.1
Income Before Income Taxes	$632.9	$156.0

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at June 30, 2023 and September 30, 2022 was $7,600.8 million and $7,153.4 million, respectively. The carrying value of the Company's debt at June 30, 2023 and September 30, 2022 was $7,646.4 million and $7,410.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that will be accounted for as compensation expense to be recognized on the Condensed Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the first half of fiscal 2023, due to lower performance than expected mainly from inflationary cost pressures, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.7 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized on the Condensed Consolidated Statements of Income since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2023. The contingent consideration liability at June 30, 2023 and September 30, 2022 was $21.8 million and $45.8 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the first half of fiscal 2023, due to continued lower performance than expected mainly from inflationary cost pressures and the reduced probability of prospective business opportunities, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $48.4 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2023. The fair value of the contingent consideration liability at June 30, 2023 and September 30, 2022 was zero and $48.4 million, respectively.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 30, 2023 and July 1, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 22, 2022.
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
Business Update
Continued volatility of global economies and financial markets caused by global events and other factors, including the ongoing conflict between Russia and Ukraine, has caused inflation in product, energy and labor costs, has increased market interest rates and has driven significant changes in foreign currencies. However, we are seeing moderation in inflation starting to appear in some markets around the world, including the United States. We continue to evaluate and react to the effects of global economic disruptions, including inflationary pressures on product and energy costs, greater labor challenges and the financial condition of our clients in certain businesses. We expect these challenges to continue throughout the remainder of fiscal 2023, and we regularly evaluate and take appropriate actions to mitigate risk in these areas. This includes addressing inflation and global supply chain disruption through management of operating costs, including supply chain initiatives and pricing pass-throughs.
Aramark’s Intention to Spin-off Uniform Segment
On May 10, 2022, we announced our intention to spin-off our Uniform segment into an independent publicly traded company to our stockholders. The proposed spin-off is intended to be a tax-free transaction to us and our stockholders for United States federal income tax purposes. The proposed spin-off is expected to be completed near the end of fiscal 2023, subject to certain customary conditions, including final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, the effectiveness of a registration statement on Form 10 to be filed with the SEC and the receipt of other regulatory approvals.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 30, 2023 and July 1, 2022 (in millions).

	Three Months Ended		Change
	June 30, 2023	July 1, 2022	$	%
Revenue	$4,749.2	$4,127.4	$621.8	15.1%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,314.7	3,747.8	566.9	15.1%
Other operating expenses	231.1	231.7	(0.6)	(0.2)%
	4,545.8	3,979.5	566.3	14.2%
Operating income	203.4	147.9	55.5	37.5%
Gain on Sale of Equity Investments, net	(376.0)	—	(376.0)	(100.0)%
Interest and Other Financing Costs, net	112.8	91.4	21.4	23.4%
Income Before Income Taxes	466.6	56.5	410.1	***
Provision for Income Taxes	128.0	16.0	112.0	***
Net income	$338.6	$40.5	$298.1	***

*** Not meaningful

	Three Months Ended		Change
Revenue by Segment(1)	June 30, 2023	July 1, 2022	$	%
FSS United States	$2,890.6	$2,481.5	$409.1	16.5%
FSS International	1,162.4	977.7	184.7	18.9%
Uniform	696.2	668.2	28.0	4.2%
	$4,749.2	$4,127.4	$621.8	15.1%

	Three Months Ended		Change
Operating Income by Segment	June 30, 2023	July 1, 2022	$	%
FSS United States	$128.5	$89.1	$39.4	44.2%
FSS International	39.7	34.8	4.9	14.1%
Uniform	66.8	60.5	6.3	10.4%
Corporate	(31.6)	(36.5)	4.9	13.4%
	$203.4	$147.9	$55.5	37.5%
(1) As a percentage of total revenue, FSS United States represented 60.9% and 60.1%, FSS International represented 24.5% and 23.7% and Uniform represented 14.6% and 16.2% for the three months ended June 30, 2023 and July 1, 2022, respectively.

	Nine Months Ended		Change
	June 30, 2023	July 1, 2022	$	%
Revenue	$13,952.3	$11,936.2	$2,016.1	16.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	12,656.2	10,810.1	1,846.1	17.1%
Other operating expenses	711.1	696.0	15.1	2.2%
	13,367.3	11,506.1	1,861.2	16.2%
Operating income	585.0	430.1	154.9	36.0%
Gain on Sale of Equity Investments, net	(376.0)	—	(376.0)	(100.0)%
Interest and Other Financing Costs, net	328.1	274.1	54.0	19.7%
Income Before Income Taxes	632.9	156.0	476.9	***
Provision for Income Taxes	164.8	37.3	127.5	***
Net income	$468.1	$118.7	$349.4	***

*** Not meaningful

	Nine Months Ended		Change
Revenue by Segment(2)	June 30, 2023	July 1, 2022	$	%
FSS United States	$8,654.8	$7,245.2	$1,409.6	19.5%
FSS International	3,228.1	2,721.8	506.3	18.6%
Uniform	2,069.4	1,969.2	100.2	5.1%
	$13,952.3	$11,936.2	$2,016.1	16.9%

	Nine Months Ended		Change
Operating Income by Segment	June 30, 2023	July 1, 2022	$	%
FSS United States	$447.7	$270.2	$177.5	65.7%
FSS International	73.3	94.6	(21.3)	(22.5)%
Uniform	169.2	175.4	(6.2)	(3.5)%
Corporate	(105.2)	(110.1)	4.9	4.5%
	$585.0	$430.1	$154.9	36.0%
(2) As a percentage of total revenue, FSS United States represented 62.0% and 60.7%, FSS International represented 23.2% and 22.8% and Uniform represented 14.8% and 16.5% for the nine months ended June 30, 2023 and July 1, 2022, respectively.

Consolidated Overview
Revenue increased by approximately 15.1% and 16.9% during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during these periods was primarily attributable to growth in base business, including pricing pass-throughs, and net new business. In addition, the acquisition of Union Supply, which occurred on June 2, 2022, during the third quarter of fiscal 2022, contributed higher revenues of $47.2 million and $186.5 million during the three and nine month periods of fiscal 2023, respectively, as compared to the prior fiscal year.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and nine months ended June 30, 2023 and July 1, 2022 (in millions).

	Three Months Ended				Nine Months Ended
	June 30, 2023		July 1, 2022		June 30, 2023			July 1, 2022
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue		$	% of Revenue
FSS United States	$2,649.8	91.7%	$2,282.6	91.9%	$7,863.4	90.9%		$6,646.8	91.7%
FSS International	1,099.7	94.6%	921.3	94.2%	3,089.8	95.7%	(1)	2,561.2	94.1%
Uniform	565.2	81.2%	543.9	81.4%	1,703.0	82.3%		1,602.1	81.4%
	$4,314.7	90.9%	$3,747.8	90.8%	$12,656.2	90.7%		$10,810.1	90.6%
(1) The nine months ended June 30, 2023 were impacted by $25.8 million of severance charges (see Note 2 to the condensed consolidated financial statements).
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and nine months ended June 30, 2023 and July 1, 2022.

	Three Months Ended		Nine Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Food and support service costs(2)	28.3%	26.8%	28.9%	26.0%
Personnel costs(3)	45.7%	47.5%	46.3%	48.4%
Other direct costs(4)	26.0%	25.7%	24.8%	25.6%
	100.0%	100.0%	100.0%	100.0%
(2) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended June 30, 2023 compared to the prior year periods mainly from product cost inflation and volume increases due to revenue growth.
(3) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended June 30, 2023 compared to the prior year periods due to food and support service costs increasing at a higher proportion as compared to personnel costs.
(4) Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the nine months ended June 30, 2023 driven by food and support service costs increasing at a higher proportion as compared to other direct costs. In addition, the nine months ended June 30, 2023 were impacted by $73.9 million of non-cash income from the reduction of contingent consideration liabilities related to acquisition earn outs (see Note 13 to the condensed consolidated financial statements), net of impairment charges of operating lease right of use assets, property and equipment and other costs related to certain real estate properties of $26.7 million, respectively (see Note 1 to the condensed consolidated financial statements).
Operating income increased by $55.5 million and $154.9 million during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively, driven by base business growth, including volume recovery from COVID-19, and effective cost management. The increase in operating income during the nine month period of fiscal 2023 also benefited from non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($73.9 million) (see Note 13 to the condensed consolidated financial statements), from higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to the nine month period of fiscal 2022 ($17.1 million) and from a higher gain relating to the recovery of our investment (possessory interest) at one of the National Park Service sites ($10.8 million).
These increases in operating income during the three and nine month periods of fiscal 2023 more than offset the prior year labor related tax credits provided from governmental assistance programs ($2.3 million and $35.5 million), higher personnel and other expenses related to our intention to spin-off the Uniform segment ($6.1 million and $16.5 million) and increased inflationary costs in product, energy and labor. Additionally, the increase in operating income during the nine month period of fiscal 2023 more than offset severance charges ($36.3 million) (see Note 2 to the condensed consolidated financial statements) and impairment charges of operating lease right-of-use assets and property and equipment and other costs related to certain real estate properties ($26.7 million) (see Note 1 to the condensed consolidated financial statements).
During the three and nine months ended June 30, 2023, we recognized a $377.1 million gain on the sale of our 50% ownership interest in AIM Services Co., Ltd., which is included in "Gain on Sale of Equity Investments, net" on the Condensed Consolidated Statements of Income. This gain was partially offset by a $1.1 million loss on the sale of a portion of our ownership interest in an equity investment (see Note 1 to the condensed consolidated financial statements).
Interest and Other Financing Costs, net, increased 23.4% and 19.7% during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2023 was primarily due to higher interest rates related to our senior secured term loan facilities and interest from increased borrowings under the Receivables Facility and revolving credit facility.
The provision for income taxes for the three and nine month periods of fiscal 2023 was recorded at an effective tax rate of 27.4% and 26.0%, respectively. The provision for income taxes for the three and nine month periods of fiscal 2022 was recorded at an effective tax rate of 28.3% and 23.9%, respectively. During the three and nine months ended June 30, 2023, we recorded an income tax provision of $101.2 million related to the sale of our 50% ownership interest in AIM Services Co., Ltd. During the nine month period ended June 30, 2023, we recorded an income tax benefit of $3.8 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business. During the nine month period ended July 1, 2022, we recorded an income tax benefit of $8.5 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 7 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	June 30, 2023	July 1, 2022	%	June 30, 2023	July 1, 2022	%
Business & Industry	$369.0	$296.0	24.7%	$1,043.7	$770.5	35.5%
Education	725.5	683.5	6.1%	2,712.8	2,488.9	9.0%
Healthcare	329.0	312.0	5.4%	990.9	909.4	9.0%
Sports, Leisure & Corrections	956.2	727.8	31.4%	2,416.8	1,726.5	40.0%
Facilities & Other	510.9	462.2	10.5%	1,490.6	1,349.9	10.4%
	$2,890.6	$2,481.5	16.5%	$8,654.8	$7,245.2	19.5%
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
FSS United States segment revenue increased by approximately 16.5% and 19.5% during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2023 was primarily attributable to base business growth, including pricing pass-throughs, and net new business growth. The Sports, Leisure & Corrections sector increased due to higher per capita customer spending in stadiums and arenas and the acquisition of Union Supply, which contributed higher revenues of $47.2 million and $186.5 million during the three and nine month periods of fiscal 2023, respectively, as compared to the prior year periods. The Business & Industry sector increased due to client personnel continuing to return to office locations along with pricing pass-throughs.
Operating income increased by $39.4 million and $177.5 million during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth, including volume recovery from COVID-19, and effective cost management. The increases were partially offset by increased inflationary product costs.
The increase in operating income during the nine month period of fiscal 2023 also benefited from non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($73.9 million) (see Note 13 to the condensed consolidated financial statements), from higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to the nine month period of fiscal 2022 ($17.1 million) and a higher gain related to the recovery of our investment (possessory interest) at one of the National Park Service sites ($10.8 million) . The increase in operating income during the nine month period of fiscal 2023 was partially offset by non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the condensed consolidated financial statements) and non-cash charges related to information technology assets ($6.1 million).

FSS International Segment
FSS International segment revenue increased by approximately 18.9% and 18.6% during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2023 was primarily attributable to base business growth, including pricing pass-throughs, and net new business growth. The growth in revenue for the three and nine month periods of fiscal 2023 was partially offset by the negative impact of foreign currency translation (1.5% and 7.6%).
Operating income increased by $4.9 million and decreased by $21.3 million during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2023 was mainly attributable to the growth in base and net new business and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023 and late fiscal 2022, which more than offset the higher currency transaction losses from Argentina hyperinflation ($1.6 million) (see Note 1 to the condensed consolidated financial statements), the prior year labor related tax credits provided from governmental assistance programs ($2.3 million) and the decline in profit related to our sale of our 50% ownership interest in AIM Services Co., Ltd. The decrease in operating income during the nine month period of fiscal 2023 was mainly attributable to the prior year labor related tax credits provided from governmental assistance programs ($35.5 million), severance charges ($25.8 million) (see Note 2 to the condensed consolidated financial statements), higher currency transaction losses from Argentina hyperinflation ($4.5 million) (see Note 1 to the condensed consolidated financial statements), non-cash charges for the impairment of certain assets related to a business held-for-sale ($5.2 million), inflationary costs in product and labor and the decline in profit related to our sale of our 50% ownership interest in AIM Services Co., Ltd., which more than offset growth in base and net new business and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023 and late fiscal 2022.
Uniform Segment
Uniform segment revenue increased by approximately 4.2% and 5.1% during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively, primarily due to base business growth and improved pricing.
Operating income increased by $6.3 million and decreased by $6.2 million during the three and nine month periods of fiscal 2023 compared to the prior year periods, respectively. The increase in operating income during the three month period of fiscal 2023 was primarily attributable to base business growth and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023, which was partially offset by higher personnel and other expenses related to our intention to spin-off the Uniform segment ($4.1 million). The decrease in operating income during the nine month period of fiscal 2023 was primarily attributable to higher personnel and other expenses related to our intention to spin-off the Uniform segment ($11.1 million), charges for the impairment of operating lease right-of-use assets and other costs related to certain real estate properties ($7.7 million) (see Note 1 to the condensed consolidated financial statements), severance charges ($6.6 million) (see Note 2 to the condensed consolidated financial statements) and increased inflationary costs in product, energy and labor, which more than offset base business growth, the gain from the sale of land ($6.8 million) and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by $4.9 million during both the three and nine month periods of fiscal 2023 compared to the prior year periods. The decrease during the three and nine month periods of fiscal 2023 was attributable to lower share-based compensation expense ($3.4 million and $6.2 million) compared to the prior year periods (see Note 9 to the condensed consolidated financial statements), which more than offset higher expenses related to our intention to spin-off the Uniform segment ($2.0 million and $5.4 million). Both periods were affected by lower employee incentive expenses.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $402.4 million of cash and cash equivalents, $109.8 million of marketable securities and approximately $618.3 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of June 30, 2023, there were approximately $823.8 million of outstanding foreign currency borrowings.
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
On June 22, 2023, Aramark Services, Inc. ("ASI"), an indirect wholly owned subsidiary, and certain of its subsidiaries entered into Amendment No. 12 to the Credit Agreement, dated March 28, 2017, which provides for, among other things, the extension of the maturity date applicable to all of the United States dollar denominated term loans due 2025 ("U.S. Term B-3 Loans due 2025") through the establishment of new United States dollar denominated term loans due 2030 ("U.S. Term B-6 Loans due 2030") in an amount equal to $1.1 billion. The new U.S. Term B-6 Loans due 2030 were funded in full on June 22, 2023 and were applied by us to refinance the remaining U.S. Term B-3 Loans due 2025.
On June 29, 2023, ASI entered into Amendment No. 13 to the Credit Agreement, dated March 28, 2017, which provides for a transition of the underlying interest rate applicable to all term loans outstanding and revolving credit commitments and loans available and/or outstanding, in each case, under the Credit Agreement, from London Interbank Offer Rate ("LIBOR") to a forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”). All borrowings based on SOFR under the Credit Agreement are subject to a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with interest periods of six months but the associated interest rate margins applicable to all such borrowings remain unchanged. Amendment No. 13 was entered into in preparation for the general cessation of LIBOR-based borrowings in the leverage lending industry as of June 30, 2023.
On July 19, 2023, we increased the purchase limit available under the Receivables Facility from $500.0 million to $600.0 million and extended the scheduled maturity date of the Receivables Facility from June 2024 to July 2026. All other terms and conditions of the agreement remained unchanged.
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 30, 2023	July 1, 2022
Net cash used in operating activities	$(270.1)	$(142.0)
Net cash provided by (used in) investing activities	281.9	(641.4)
Net cash provided by financing activities	47.9	703.5
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities was $270.1 million during the nine month period of fiscal 2023, compared to $142.0 million for the nine month period of fiscal 2022. The change was driven from higher use of cash from the change in operating assets and liabilities, which more than offset the impact of having higher net income in the nine month period of fiscal 2023 compared to the nine month period of fiscal 2022, as discussed in "Results of Operations" above. The $107.8 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Accounts payable by $299.5 million, resulting in a use of cash during the nine month period of fiscal 2023 compared to a source of cash during the nine month period of fiscal 2022 from the timing of disbursements.
These changes in operating assets and liabilities more than offset:
•Receivables by $136.9 million, resulting in a lower use of cash during the nine month period of fiscal 2023 compared to the nine month period of fiscal 2022 as the prior year had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by base and new business growth and timing of collections; and
•Accrued expenses by $77.5 million, resulting in a lower use of cash during the nine month period of fiscal 2023 compared to the nine month period of fiscal 2022 primarily due to higher income taxes payable from higher Income Before Income Taxes, current period severance charges (see Note 2 to the condensed consolidated financial statements) and timing of other payments.
The nine month period of fiscal 2022 included $53.7 million of proceeds associated with labor related tax credits from the foreign jurisdictions in which we operate as a form of relief from COVID-19. During the nine month periods of fiscal 2023 and fiscal 2022, we received proceeds of $15.3 million and $1.9 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The higher use of cash during the nine month period of fiscal 2023 compared to the nine month period of fiscal 2022 in "Payments made to clients on contracts" was driven primarily by contract renewals and new business. The "Changes in other assets" caption was favorably impacted compared to the prior year period mainly from the change in rental merchandise in-service from operations returning in the prior year when COVID-19 restrictions were lifted. The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Provided by (Used in) Investing Activities
During the nine month period of fiscal 2023, cash provided by investing activities was primarily impacted by proceeds from the sale of equity investments ($633.2 million) (see Note 1 to the condensed consolidated financial statements) and proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($40.0 million), offset by purchases of property and equipment and other ($311.2 million), purchase of United States Treasury securities related to our captive insurance subsidiary ($70.0 million) and acquisitions of certain businesses ($49.5 million).
During the nine month period of fiscal 2022, cash used in investing activities was primarily impacted by acquisitions of certain businesses, including Union Supply, ($342.6 million), purchases of property and equipment and other ($260.1 million) and acquisition of certain equity investments ($64.0 million).
The "Other investing activities" caption includes $19.8 million and $9.0 million of proceeds received during the nine month period of fiscal 2023 and fiscal 2022, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2023, cash provided by financing activities was primarily impacted by the issuance of new U.S. Term B-6 Loans due 2030 ($1,089.0 million), borrowings under the revolving credit facility ($397.2 million) and borrowings under the Receivables Facility ($395.1 million), offset by repayments of U.S. Term B-3 Loans due 2025 ($1,664.8 million) and yen denominated term loans due 2026 ($63.0 million) (see Note 4 to the condensed consolidated financial statements).
During the nine month period of fiscal 2022, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($500.0 million) and borrowing under the revolving credit facility ($289.5 million).
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2023 and fiscal 2022 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The nine month period of fiscal 2023 also includes the payment of debt issuance costs on the U.S. Term B-6 Loans due 2030 ($8.0 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 30, 2023, we were in compliance with these covenants.
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

	Twelve Months Ended
(in millions)	June 30, 2023	July 1, 2022
Net income attributable to ASI stockholders	$544.5	$154.1
Interest and other financing costs, net	426.7	367.1
Provision for income taxes	189.0	42.3
Depreciation and amortization	540.3	539.4
Share-based compensation expense(1)	89.3	90.2
Unusual or non-recurring gains(2)	(370.8)	—
Pro forma EBITDA for certain transactions(3)	4.2	16.5
Other(4)(5)	101.4	(7.7)
Covenant Adjusted EBITDA	$1,524.6	$1,201.9
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 9 to the condensed consolidated financial statements).
(2)    For the twelve months ended June 30, 2023 represents the fiscal 2023 gain from the sale of our equity method investment in AIM Services, Co., Ltd. ($377.1 million), the fiscal 2023 non-cash charge for the impairment of certain assets related to a business held-for-sale ($5.2 million) and the fiscal 2023 loss from the sale of a portion of an equity investment ($1.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(4)    "Other" for the twelve months ended June 30, 2023 includes the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($88.8 million), net severance charges ($53.2 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($43.0 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($29.3 million), charges related to our intention to spin-off the Uniform segment ($25.8 million), non-cash charges for inventory write-downs to net realizable value and fixed asset write-offs related to personal protective equipment ($20.5 million), the impact of hyperinflation in Argentina ($8.0 million), the gain from the sale of land ($6.8 million), the gain from a funding agreement related to a legal matter ($6.5 million), non-cash charges related to information technology assets ($6.1 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($6.0 million), labor charges and other expenses associated with closed or partially closed locations from adverse weather ($5.4 million), the favorable impact related to a client contract dispute ($4.0 million), net multiemployer pension plan withdrawal charges ($3.9 million), legal settlement charges ($2.7 million) and other miscellaneous expenses.
(5)    "Other" for the twelve months ended July 1, 2022 includes United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic, net of labor charges, incremental expenses and other expenses associated with closed or partially closed client locations ($63.0 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($32.7 million), non-cash charges for inventory write-downs to net realizable value and for excess inventory related to personal protective equipment ($16.4 million), expenses related to merger and integration related charges ($12.2 million), the gain from a funding agreement related to a legal matter ($10.0 million), favorable adjustments to remove the impact attributable to equity investments that are made to the calculation in accordance with the Credit Agreement and indentures, primarily from our previous ownership interest in AIM Services Co., Ltd. ($9.4 million), reversal of severance charges ($7.9 million), reversal of charges related to a client contract dispute ($5.7 million), the gain from the insurance proceeds received related to property damage from a tornado in Nashville ($4.0 million), charges related to our intention to spin-off the Uniform segment ($3.4 million), the impact of hyperinflation in Argentina ($3.0 million), due diligence charges related to acquisitions ($2.7 million), non-cash charges related to information technology assets ($2.2 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended June 30, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.45x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.69x
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
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is at least 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in our Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions, further adjusted for certain non-cash or nonrecurring interest expense. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability and property liability through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 30, 2023. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, property liability and related Captive costs. As of June 30, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $24.4 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of June 30, 2023 and September 30, 2022 was $109.8 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 30, 2023 has not materially changed from September 30, 2022 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 22, 2022). However, we completed several debt related transactions during the third quarter of fiscal 2023. First, we repaid $568.0 million of U.S. Term B-3 Loans due 2025, and ¥8,409.0 million ($63.0 million) of yen denominated term loans due 2026. Next, we entered into Amendment No. 12 to the Credit Agreement, which provides for, among other things, the extension of the maturity date applicable to all of the U.S. Term B-3 Loans due 2025 through the establishment of new U.S. Term B-6 Loans due 2030 in an amount equal to $1.1 billion. The new U.S. Term B-6 Loans due 2030 were funded in full and were applied by us to refinance the remaining U.S. Term B-3 Loans due 2025. Then, we entered into Amendment No. 13 to the Credit Agreement, which provides for a transition of the underlying interest rate applicable to all term loans outstanding and revolving credit commitments and loans available and/or outstanding, in each case, under the Credit Agreement, from London Interbank Offer Rate ("LIBOR") to a forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”). Lastly, we entered into bilateral agreements with our swap counterparties to transition all of our interest rate swap agreements to SOFR as the reference rate in anticipation of the discontinuance of LIBOR. See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of June 30, 2023.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of June 30, 2023.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 22, 2022.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2023.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
3.1
Fourth Amended and Restated By-Laws of Aramark, dated August 1, 2023 (incorporated by reference to Exhibit 3.1 to Aramark's Current Report on Form 8-K filed with the SEC on August 3, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.1
Amendment No. 12 (the “Amendment”), dated as of June 22, 2023, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on June 27, 2023 pursuant to the Exchange Act (file number 001-36223))

10.2*
Amendment No. 13 (the “Amendment”), dated as of June 29, 2023, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder.

10.3*†	Amended and Restated Aramark Management Incentive Bonus Plan.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2023 and July 1, 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023 and July 1, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and July 1, 2022; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2023 and July 1, 2022; and (vi) Notes to condensed consolidated financial statements.

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