Form 10-K
period 2023-09-29
Aramark
filed 2023-11-21
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 29, 2023 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $9,449.8 million.
As of October 27, 2023, the number of shares of the registrant's common stock outstanding is 261,508,489.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2024 Annual Meeting of Stockholders, to be held on January 30, 2024, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 29, 2023.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, , energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and its effects on global supply chains, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the recently completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings Item 1A "Risk Factors," Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the Securities and Exchange Commission (the "SEC"). As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company”, “we” or “us”) is a leading global provider of food and facilities services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 14-country footprint. We also provide our services on a more limited basis in several additional countries and in offshore locations. Based on total revenue in fiscal 2023, we hold a top 2 position in North America in food and facilities services and a top 3 position in food and facilities services internationally in most countries in which we have significant operations. Our approximately 262,550 employees, after considering the separation of our Uniform and Career Apparel ("Uniform") segment described below, partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of customers including students, patients, employees, sports fans and guests worldwide.
Subsequent to the end of fiscal 2023, we completed the previously announced separation of our Uniform segment into an independent publicly traded company, Vestis Corporation (“Vestis”), on September 30, 2023. Going forward, we plan to operate our remaining Food and Support Services business in two geographic reportable segments split between our United States and International operations.
Prior to the separation, we operated our business in three reportable segments that shared many of the same operating characteristics: Food and Support Services United States ("FSS United States"), Food and Support Services International ("FSS International") and Uniform and Career Apparel ("Uniform"). The following chart shows a breakdown of our revenue and operating income by these reportable segments:

Reportable Segments:	FSS United States	FSS International	Uniform(b)

FY 2023 Revenue(a):	$11,721.4	$4,361.8	$2,770.7
FY 2023 Operating Income(a):	$669.5	$114.5	$227.3
Services:	Food, hospitality and facilities	Food, hospitality and facilities	Rental, sale and maintenance of uniform apparel and other items
Sectors:	Business & industry; sports, leisure & corrections; education; healthcare; and facilities and other	Business & industry; sports, leisure & corrections; education; healthcare; and facilities and other	Business; public institutions; manufacturing; transportation; and service industries
(a) Dollars in millions. Operating income excludes $148.4 million related to corporate expenses.
(b) Subsequent to the end of fiscal 2023, we completed the previously announced separation of our Uniform segment into an independent publicly traded company, Vestis Corporation, on September 30, 2023.
In fiscal 2023, we generated $18.9 billion of revenue, $862.9 million of operating income and $674.1 million of net income attributable to Aramark stockholders.
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

Aramark’s Spin-off of the Uniform Segment
The separation of our Uniform segment was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the New York Stock Exchange. With the completion of the separation and distribution, the historical results of the Uniform segment will be presented as discontinued operations in our consolidated financial statements beginning in the first quarter of fiscal 2024. Refer to Note 15 to the audited consolidated financial statements for Uniform reportable segment financial disclosures.
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
We manage our Food and Support Services business in two geographic reportable segments split between our United States and International operations. In fiscal 2023, our FSS United States segment generated $11,721.4 million in revenue, or 62% of our total revenue, and our FSS International segment generated $4,361.8 million in revenue, or 23% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of United States government agencies.
Clients and Services
Our Food and Support Services segments serve a number of sectors across 15 countries around the world. Our Food and Support Services operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
In the FSS United States segment, the range of services provided by sector are as follows:
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at more than 1,300 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food and food-related support services to approximately 725 healthcare and senior living clients, which comprise of approximately 130 client families, and more than 765 facilities. Our food and food-related services include patient food and nutrition, retail food, environmental services and procurement services.
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
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve hundreds of venues for professional (including minor league affiliates) and college sports teams, including 28 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League and at more than 115 colleges and universities. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services, operate commissaries, laundry facilities and property rooms.

Facilities & Other. We provide a variety of support services to approximately 445 facility clients, which comprise of approximately 300 client families, and more than 800 locations. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management and payment services and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in each of the sectors. We have operations in 14 countries outside the United States. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our largest international operations are in Canada, Chile, China, Germany, Spain and the United Kingdom. There are particular risks associated with our international operations. Please see Item 1A. “Risk Factors.”
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
Our relationship with Sysco is important to our operations and we have had distribution agreements in place for over 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2023, Sysco distributed approximately 45% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Sales and Marketing
We maintain selling and marketing excellence by focusing on optimizing resource allocation and deployment. We target growth by aligning our efforts directly with the sectors and services in which we operate to deliver differentiated and innovative solutions. We have established consistent tools, methodologies and trainings to efficiently support the development of our employees as they work within our individual businesses to help ensure a close connection to the business, their teammates and client partners. One key effort in our approach is identifying and matching individuals at various levels in our organization with individuals in a variety of roles at both existing and potential clients. We believe that these connections throughout various levels within the client organization allow us to develop strong relationships with the client and gain a better understanding of the clients' requirements. Based on the knowledge of the clients' requirements and the sector, our goal is to develop solutions for the client that are unique and that help to differentiate us from our competitors.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2023, approximately two-thirds of our Food and Support Services revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing", we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2023, approximately one-third of our Food and Support Services revenue was derived from client interest contracts.
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
Uniform
Our Uniform segment, which was spun-off into its own public company on September 30, 2023, provided a full-service employee uniform solution. The customer base was serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. Its customers operated in the United States and Canada in a wide range of industries, including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive. In fiscal 2023, our Uniform segment generated $2,770.7 million in revenue, or 15% of our total revenue.
Be Well. Do Well. - Our Environmental, Social and Governance ("ESG") Platform
Be Well. Do Well. is Aramark’s ESG platform and directly connects to our mission: Because we’re rooted in service, we do great things for our people, our partners, our communities, and our planet. As part of this strategy, introduced in 2019, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders, and other stakeholders. Our strategic, interconnected people and planet goals convey our priorities and ambitions, focusing our efforts and inspiring our organization. Our people goal is to enable equity and well-being for millions of people, including our employees, customers, communities, and people in our supply chain. The "Human Capital" section below provides examples of this work. Our planet goal is to promote planetary health on our path to net zero greenhouse gas ("GHG") emissions. In 2023, Aramark secured science-based GHG reduction targets validated by the Science Based Targets Initiative ("SBTi"). These targets include near-term targets to significantly reduce emissions in direct operations and supply chain and a commitment to reach net zero GHG emissions across the enterprise by fiscal 2050. The new science-based targets are aligned with our existing commitments and integrated priorities related to operational efficiency, waste management and responsible sourcing, and we are working actively to confirm and implement a pathway to net zero emissions.
Our Board of Directors reviews our ESG goals and objectives, supports implementation of our ESG priorities and commitments, and oversees progress which we report in our Be Well. Do Well. Progress Report, the update of which will be released in early calendar 2024. Our reporting aligns with multiple frameworks and standards including Sustainability Accounting Standards Board (SASB), the Global Reporting Initiative (GRI) and the Task Force on Climate-Related Financial Disclosures (TCFD). Aramark also submits a disclosure annually to CDP’s (formerly the Carbon Disclosure Project) climate and forest questionnaires, with responses available publicly. You can read more about Be Well. Do Well. and broader programs and initiatives on our website (www.aramark.com/environmental-social-governance). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food and facilities services in thousands of client locations across 15 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. As of September 30, 2023, following the separation of our Uniform segment, we had a total of approximately 262,550 employees, including approximately 142,260 employees in FSS United States, 119,830 employees in FSS International and 460 employees in Aramark corporate staff. This total consists of approximately 27,700 management or salaried employees and approximately 234,850 frontline or hourly employees. The number of frontline or hourly employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As of September 30, 2023, approximately

33,700 employees in our United States and Canadian operations were covered by collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our employees.
Diversity, Equity and Inclusion. As a result of being rooted in service, we do great things for our people, our partners, our communities, and our planet. We believe that it is vital to align our diversity, equity and inclusion priorities with our business strategy. As of September 30, 2023, following the separation of our Uniform segment, our active United States employee base reflected the following gender, racial and ethnic demographic information:

United States Employee Population	Male	Female	White	Minority	Black	Hispanic	Asian	American Indian	Pacific Islander	2 or more races
Total	42.41%	57.59%	40.51%	59.49%	31.18%	18.43%	6.47%	0.65%	0.26%	2.50%
Hourly Employees	41.17%	58.83%	37.65%	62.35%	32.85%	19.22%	6.79%	0.67%	0.27%	2.55%
Salaried Employees	54.01%	45.99%	67.21%	32.79%	15.58%	11.09%	3.45%	0.40%	0.22%	2.05%
As of September 30, 2023, 40% of our Board of Directors and 57% of our CEO's direct reports were female. Continuing to increase diversity in executive and all levels of the leadership pipeline remains an organizational priority for the coming years. In fiscal 2023, consistent with fiscal 2022, we established ESG goals for our executive leadership team reflective of this priority and we continue to make advancements toward these goals. We have 11 active employee resource groups, supporting women, racially and ethnically diverse employees, the LGBTQ+ community, veterans, individuals with disabilities, interfaith community, and dietitians and other health and wellness professionals. These groups have 47 local hubs across the United States and international markets and play a key role in creating a culture of inclusion. For 2023, Aramark was recognized by DiversityInc as a Top Company for supplier diversity for the first time, and a Top 50 Company for Diversity for the seventh consecutive year. Aramark was also named one of the “Best Places to Work for Disability Inclusion,” for the seventh year in a row, by the 2023 Disability Equality Index®, earning a top score of 100%. Additionally, Aramark was recognized as a "Best Company for Diversity, Equity and Inclusion" by Black Enterprise.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2023, we hired 100,000 new employees, up from 79,000 in fiscal 2022, made up of 94% hourly employees and 6% salaried employees. We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment.
Community Engagement. Through our Aramark Building Community initiative, we create opportunities for our employees to do more through volunteerism and engagement. In fiscal 2023, over 9,700 employees volunteered to host and participate in service projects supporting more than 1,000 nonprofits and benefiting nearly 1.8 million community members across 12 countries.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 29, 2023, our subsidiaries held liquor licenses in 44 states and the District of Columbia, 4 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar federal, state, local and international statutes and regulations governing the use, management and disposal of chemicals and hazardous materials. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of September 29, 2023, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
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
National and international economic downturns have, and in the future could, reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic downturns that impact our financial condition may be caused by inflation, supply chain disruptions, geopolitics, global energy shortages, major central bank policy actions including interest rate increases, public health crises, or other factors. Economic hardship in our client base has also impacted and may continue to impact our business. For example, in early stages of the COVID-19 pandemic, or in the period of economic distress following the financial crisis of 2008, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and customer spending. In addition, financial distress and insolvency experienced by clients, especially larger clients, has in the past made it difficult and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. For example, in response to the changed circumstances caused by shutdowns at the beginning of COVID-19 pandemic, we worked with clients to renegotiate contracts and financial structures in order to mitigate lost revenues caused by partial or full closure of client premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our business that provides services in facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted in, and in the future could result in, a reduction in our revenue. Further, because our exposure to the ultimate customer of what we provide is limited by our dependence on our clients to attract those customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event decreases in attendees’ discretionary income, including pandemics and other health crises, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, short-term weather conditions or more prolonged climate change, and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, climate change, political unrest, geopolitical conflicts, energy shortages, sports strikes and other adverse incidents beyond our control could adversely affect our revenue and operating results.
Natural disasters, including hurricanes, earthquakes and droughts, global calamities, such as the COVID-19 pandemic and other public health crises, or political unrest and global conflicts, have affected, and in the future could affect, our revenue and operating results. As noted, our revenue and operating results were materially impacted by the COVID-19 pandemic. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The acute and chronic effects of global climate change, including the increasing frequency and severity of extreme weather, changing precipitation patterns and rising mean temperatures may result in business disruptions. Climate change may also impact the availability and costs of water, food or other resources that could adversely affect our ability to deliver services.
In addition, political unrest and global conflicts have disrupted, and in the future may continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within Russia or Ukraine, the conflict involving these nations has heightened the disruption to our supply chain, triggered inflation in our food and labor costs and may increase our risk of cyberattacks. We also do not have direct operations in the Middle East, but the recent Israel-Hamas War and escalating tensions in the region may disrupt global markets and impact our supply chain. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation, and the duration and severity of such conflicts. Any terrorist attacks or incidents prompted by political unrest, particularly at venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted in, and would in the future result in a loss of revenue and reduced profits at the venues we service.

Operational Risks
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts on expected terms could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. In addition, clients are increasingly focused on and requiring us to make commitments, set targets and meet standards related to environmental sustainability matters, such as waste management, greenhouse gas emissions, including lower-carbon food offerings, animal health and welfare, deforestation and land use. Our ability to retain clients may depend in part on the effectiveness of our response to these expectations. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. In addition, we typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the current economic environment, due to, among other things, increased cost pressure at our clients, tight labor markets and heightened competition. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, or the significant failure to recoup start-up expenses in expected amounts and timeframes for our new business contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
We may be adversely affected if clients reduce their outsourcing or use of preferred vendors.
Our business and growth strategies depend in large part on the continuation of a movement toward outsourcing services. Clients will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain this trend will continue or not be reversed or that clients that have outsourced functions will not decide to perform these functions themselves.
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
We have also identified a preference among some of our clients towards the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain this dynamic will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Unfavorable developments with respect to either outsourcing or the use of preferred vendors could have a material adverse effect on our business and results of operations.
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
Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, service and small wares, transportation, shipping, piece goods, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services due to general economic conditions, inflationary pressures, supply chain disruptions, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, pay transparency, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years, which has increased the cost of fuel and utilities. From time to time we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or climate change, natural disasters or pandemics, geopolitical conflicts, or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Increasing demands from clients, customers and other stakeholders relating to sustainability, including that we set reduced emissions, waste and other sustainability targets and take actions to meet them, also could result in increased costs for business. We have two main types of contracts in our food and facilities business: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our Food and Support Services revenue in fiscal 2023 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
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
A significant portion of our revenue is derived from international business. During fiscal 2023, approximately 23% of our revenue was generated outside of the United States. We currently have a presence in 14 countries outside of the United States with approximately 119,830 personnel. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our international operations are subject to risks, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters, as well as cybersecurity, data protection, corporate sustainability reporting and supply chain laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; energy shortages; local political and social conditions; geopolitical tensions, including, for example, tensions between the United States and China or overall global volatility; and the ability to comply with terms of government assistance programs. In addition, the operating results of our non-United States subsidiaries are translated into United States dollars and those results are affected by movements in foreign currencies relative to the United States dollar. Unfavorable fluctuations in foreign currency exchange rates have had, and could in the future continue to have, an adverse effect on our results of operations.
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
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers, service providers and subcontractors to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. In addition, client, customer and other stakeholder expectations regarding environmental, social and governance considerations for suppliers are evolving. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products; human rights; and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. For example, global supply chain disruptions caused by global events, such as the COVID-19 pandemic and the Russian/Ukraine conflict have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing pass-throughs, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen. In addition, domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. Drought, flood, natural disasters and other extreme weather events associated with climate change as well as chronic climate impacts such as rising mean temperatures and changes in precipitation patterns could also result in supply chain disruptions or higher material costs. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 45% of our food and non-food products in the United States and Canada in fiscal 2023 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. For example, past labor shortages and other labor disputes at our primary distributors exacerbated the recent supply chain issues impacting our business. A cyber, weather or other incident could also disrupt our distributors' operations and, therefore, impact our business in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.
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
We believe much of our future growth and success depends on the continued availability, service and well-being of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor like we have seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with United States and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including pay transparency, wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us and may impede our ability to attract and retain talent. Historically, we have also regularly hired a large number of part-time and seasonal workers. Any difficulty we may encounter in hiring such workers, immigration policies and general labor shortages, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that historically approximately two-thirds of our Food and Support Services segments' revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
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
We face risks associated with the recently completed spin-off of our Uniform segment.
On September 30, 2023, we completed the previously announced separation and distribution of the Uniform segment through the pro rata distribution of 130,725,188 shares of common stock, par value $0.01 per share of Vestis to the stockholders of record of the Company as of the close of business on September 20, 2023. While the spin-off has been completed, we are still subject to potentially continued unforeseen costs and expenses, including additional general and administrative costs, costs from lost synergies, restructuring costs or other costs and expenses. The spin-off may hinder our ability to retain existing business and operational relationships, including with clients, customers, suppliers and employees, as well as to cultivate new business relationships. Based on these and other factors we may not be able to achieve the full strategic and financial benefits that are expected as a result of the spin-off.
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
Subsequent to fiscal year-end, after consideration of the separation and distribution of the Uniform segment, approximately 33,700 employees in our United States and Canadian operations were represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
The laws and regulations relating to our business are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food. In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times, in particular as we offer more innovative and broad service offerings, or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance, expose us to liabilities, or cause reputational harm.
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
A portion of our revenue, both in the United States and internationally, is derived from business with government entities, which includes business with United States federal, state and local governments and agencies, as well as international governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
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
As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision (benefit) for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. Additionally, we are subject to regular review and audit by both domestic and foreign tax authorities as well as to the prospective and retrospective effects of changing tax regulations and legislation.

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
We, along with many governments, regulators, investors, employees, clients, customers and other stakeholders, are increasingly focused on ESG considerations relating to our business, including greenhouse gas emissions, human and civil rights, animal welfare and diversity, equity and inclusion. New laws and regulations in these areas have been proposed and in some cases adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities, and performance are, and will continue to, change and evolve, including in ways that may require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. In addition, we make statements about our ESG goals, commitments and initiatives through our annual “Be Well. Do Well.” Progress Report, other non-financial reports, information provided on our website, press statements and other communications. Implementing our ESG programs involves risks and uncertainties, including increased costs, requires investments and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG targets and commitments, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
Environmental requirements may subject us to significant liability and limit our ability to grow.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act and similar federal, state, local and international statutes and regulations governing the use, management and disposal of chemicals and hazardous materials. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations, including some national parks. Certain of these storage tank systems also are subject to performance standards and periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. In the course of our business, we may be subject to penalties and fines and reputational harm for non-compliance with environmental protection laws and regulations and we may settle, or contribute to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such events.
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, new federal, state, local or international laws and regulations related to climate change (including, but not limited to, certain requirements relating to the disclosure of greenhouse gas emissions and associated business risks), single use plastics and disposable packaging and food waste, could affect our operations or result in significant additional expense and operating restrictions on us. Under United States federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.

Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 29, 2023, our outstanding indebtedness was $8,263.5 million. We had additional availability of $953.8 million under our revolving credit facilities and availability of $600.0 million under the Receivables Facility as of that date. Subsequent to fiscal year-end, after consideration of the separation and distribution of the Uniform segment and repayment of the 6.375% Senior Notes due 2025, our outstanding indebtedness was $5,149.5 million.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intended to stop requiring banks to submit LIBOR rates after 2021. On March 5, 2021, the ICE Benchmark Administration announced that all non-USD key LIBORs would cease publication after 2021, and select USD LIBOR rates would continue until June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. As a result, on June 29, 2023, we amended our senior secured credit agreement (as supplemented or otherwise modified from time to time, the "Credit Agreement") to provide for a transition of the underlying interest rate applicable to all term loans outstanding and revolving credit commitments and loans available and/or outstanding, in each case, under the Credit Agreement, from a LIBOR-based rate to a forward-looking term rate based on SOFR. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.
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
If, due to such a deterioration in our financial performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, if we were required to raise additional capital in the current financial markets, the terms of such financing, if available, could result in higher costs and greater restrictions on our business. In addition, if we were to need to refinance our existing indebtedness, the conditions in the financial markets at that time could make it difficult to refinance our existing indebtedness on acceptable terms or at all. If such alternative measures proved unsuccessful, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Agreement and the indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
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
Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. As evidenced by the COVID-19 pandemic, these broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 1C.    Cybersecurity
Not Applicable.
Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. We own 14 buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 114 premises, consisting of offices, office/warehouses and distribution centers. In addition, we own 6 properties consisting of offices, land and warehouses and lease 63 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements. No individual parcel of real estate owned or leased is of material significance to our total assets.

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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 29, 2023.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 21, 2023 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	68	Chief Executive Officer	2019
Thomas G. Ondrof	59	Executive Vice President and Chief Financial Officer	2020
Abigail A. Charpentier	50	Senior Vice President and Chief Human Resources Officer	2021
Lauren A. Harrington	48	Senior Vice President and General Counsel	2006
Marc A. Bruno	52	Chief Operating Officer, United States Food and Facilities	1993
John J. Zillmer was appointed Chief Executive Officer and a member of the Board of Directors in October 2019. Prior to joining us, Mr. Zillmer served as Chief Executive Officer and Executive Chairman of Univar from 2009 to 2012. Prior to that, he served as Chairman and Chief Executive Officer of Allied Waste Industries from 2005 to 2008 and held various positions at Aramark, including Vice President of Operating Systems, Regional Vice President, Area Vice President, Executive Vice President Business Dining Services, President of Business Services Group, President of International and President of Global Food and Support Services, from 1986 to 2005. Mr. Zillmer serves on the Board of Directors as Non-Executive Chairman of CSX Corporation, as well as the Board of Directors of Ecolab, Inc. Mr. Zillmer was formerly on the Board of Directors of Veritiv Corporation, Performance Food Group (PFG) Company, Inc. and Reynolds American Inc.
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
Abigail A. Charpentier was appointed Senior Vice President and Chief Human Resources Officer in December 2022 effective January 2023. From August 2021 to January 2023, Ms. Charpentier served as Senior Vice President, Human Resources and Diversity, Aramark United States Food & Facilities. Previously Ms. Charpentier was a Vice President, People & Culture, the Americas of Four Seasons Hotels & Resorts from 2018 to 2021. Prior to that, Ms. Charpentier also served in various Human Resources and operational positions at Aramark from 1995 until 2018, including as Vice President, Human Resources at Aramark Headquarters from 2017 to 2018 and Vice President, Human Resources, Aramark Education from 2014 to 2017.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 27, 2023, there were approximately 934 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from September 28, 2018, the last trading day of fiscal 2018, through September 29, 2023 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index ("DJUSCY"). The graph assumes that $100 was invested in our common stock and in each index at the market close on September 28, 2018 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023
Aramark	$100.0	$100.0	$64.0	$83.2	$72.5	$80.7
S&P 500	$100.0	$101.6	$114.9	$149.5	$123.0	$147.2
Dow Jones Consumer Non-Cyclical Index	$100.0	$101.1	$124.2	$149.8	$105.3	$122.8
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 29, 2023 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended September 29, 2023.
Item 6.    [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 29, 2023 and September 30, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition and results of operations for the fiscal year ended September 30, 2022 compared to the fiscal year ended October 1, 2021 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal 2022 Compared to Fiscal 2021 and - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2022 with the Securities and Exchange Commission ("SEC") on November 22, 2022.
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
Overview
We are a leading global provider of food and facilities services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 14-country footprint. We also provide our services on a more limited basis in several additional countries and in offshore locations. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships we serve millions of customers including students, patients, employees, sports fans and guests worldwide.
Subsequent to the end of fiscal 2023, we completed the previously announced separation of our Uniform segment into an independent publicly traded company, Vestis Corporation (“Vestis”), on September 30, 2023. Going forward, we plan to operate our remaining Food and Support Services business in two geographic reportable segments split between our United States and International operations.
Prior to the separation, we operated our business in three reportable segments:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public in the United States.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities serving the general public. We have operations in 14 countries outside the United States. Our largest international operations are in Canada, Chile, China, Germany, Spain and the United Kingdom, and in a majority of these countries we are one of the leading food and/or facility services providers.
•Uniform and Career Apparel ("Uniform") - Provided a full-service employee uniform solution, resulting in a contracted and recurring revenue model. The customer base was serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. Customers operated in the United States and Canada in a wide range of industries, including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive.
Our Food and Support Services operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients and operates in the same sectors. Administrative expenses not allocated to our reportable segments are presented separately as corporate expenses.

Aramark’s Spin-off of the Uniform Segment
The separation of our Uniform segment was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the New York Stock Exchange. With the completion of the separation and distribution, the historical results of the Uniform segment will be presented as discontinued operations in the Company's consolidated financial statements beginning in the first quarter of fiscal 2024. Refer to Note 15 to the audited consolidated financial statements for Uniform reportable segment financial disclosures.
Business Update
Continued volatility of global economies and financial markets caused by global events and other factors, including the ongoing conflict between Russia and Ukraine and the recent Israel-Hamas War and escalating tensions in the region, has caused inflation in product, energy and labor costs, has increased market interest rates and has driven significant changes in foreign currencies. Although we continue to see a moderation in inflation in some markets around the world, including the United States, we continue to evaluate and react to the effects of global economic disruptions, including inflationary pressures on product and energy costs and greater labor challenges. We expect these challenges to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. This includes addressing inflation and global supply chain disruption through management of operating costs, including supply chain initiatives and pricing pass-throughs.
Acquisition
On June 2, 2022, we completed the acquisition of Union Supply Group, Inc. ("Union Supply"), a commissary goods and services supplier, for cash consideration of $199.6 million, plus contingent consideration (see Note 2 and Note 16 to the audited consolidated financial statements).
Sale of AIM Services Co., Ltd Equity Investment
On April 6, 2023, we sold our 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($278.7 million net of tax) during fiscal 2023 (see Note 1 to the audited consolidated financial statements).
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
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the customer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts in our FSS United States and FSS International segments. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2023, approximately two-thirds of our FSS United States and FSS International segment revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2023, approximately one-third of our FSS United States and FSS International segment revenue was derived from client interest contracts.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 29, 2023 and September 30, 2022 were each a fifty-two week period.

Results of Operations
Fiscal 2023 Compared to Fiscal 2022
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2023 and 2022 (dollars in millions).

	Fiscal Year Ended		Change	Change
	September 29, 2023	September 30, 2022	$	%
Revenue	$18,853.9	$16,326.6	$2,527.3	15.5%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	17,037.8	14,767.5	2,270.3	15.4%
Other operating expenses	953.2	930.7	22.5	2.4%
	17,991.0	15,698.2	2,292.8	14.6%
Operating income	862.9	628.4	234.5	37.3%
Gain on Equity Investments, net	(427.8)	—	(427.8)	(100.0)%
Interest and Other Financing Costs, net	439.6	372.8	66.8	17.9%
Income Before Income Taxes	851.1	255.6	595.5	232.9%
Provision for Income Taxes	177.6	61.4	116.2	189.0%
Net income	$673.5	$194.2	$479.3	246.9%

	Fiscal Year Ended		Change	Change
Revenue by Segment(1)	September 29, 2023	September 30, 2022	$	%
FSS United States	$11,721.4	$10,030.8	$1,690.6	16.9%
FSS International	4,361.8	3,656.4	705.4	19.3%
Uniform	2,770.7	2,639.4	131.3	5.0%
	$18,853.9	$16,326.6	$2,527.3	15.5%

	Fiscal Year Ended		Change	Change
Operating Income by Segment	September 29, 2023	September 30, 2022	$	%
FSS United States	$669.5	$449.0	$220.5	49.1%
FSS International	114.5	112.5	2.0	1.7%
Uniform	227.3	218.1	9.2	4.2%
Corporate	(148.4)	(151.2)	2.8	1.9%
	$862.9	$628.4	$234.5	37.3%
(1) As a percentage of total revenue, FSS United States represented 62.2% and 61.4%, FSS International represented 23.1% and 22.4% and Uniform represented 14.7% and 16.2% for fiscal 2023 and fiscal 2022, respectively.
Consolidated Overview
Revenue increased by 15.5% during fiscal 2023 compared to the prior year period, which was primarily attributable to growth in base business, including pricing pass-throughs, and net new business. In addition, the Union Supply acquisition contributed an additional 1.2% of revenue compared to the prior year period. Foreign currency translation unfavorably impacted revenue during fiscal 2023 by 1.3%.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the fiscal years ended September 29, 2023 and September 30, 2022.

	Fiscal Year Ended
	September 29, 2023		September 30, 2022
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$10,596.0	90.4%	$9,145.0	91.2%
FSS International	4,159.1	95.4%	3,456.5	94.5%
Uniform	2,282.7	82.4%	2,166.0	82.1%
	$17,037.8	90.4%	$14,767.5	90.5%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2023 and fiscal 2022.

	Fiscal Year Ended
Cost of services provided (exclusive of depreciation and amortization) components	September 29, 2023	September 30, 2022
Food and support service costs(1)	28.8%	26.5%
Personnel costs(2)	45.8%	47.7%
Other direct costs(3)	25.4%	25.8%
	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 compared to the prior year period mainly from product cost inflation and volume increases due to revenue growth.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 compared to the prior year period due to food and support service costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 driven by food and support service costs increasing at a higher proportion as compared to other direct costs. In addition, fiscal 2023 was impacted by $70.6 million of incremental non-cash income from the reduction of contingent consideration liabilities, net of compensation expense, related to acquisition earn outs as compared to the prior year (see Note 16 to the audited consolidated financial statements) and impairment charges of operating lease right of use assets, property and equipment and other costs related to certain real estate properties of $26.7 million (see Note 1 to the audited consolidated financial statements).
Operating income increased by $234.5 million during fiscal 2023 compared to the prior year period, which was driven by base business growth, including volume recovery from COVID-19, and effective cost management. The increase in operating income during fiscal 2023 also benefited from higher non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($70.6 million) (see Note 16 to the audited consolidated financial statements), prior year charge related to inventory write-downs to zero net realizable value for personal protective equipment ($20.5 million) and from higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to fiscal 2022 ($19.1 million).
These increases in operating income during fiscal 2023 more than offset:
•increased inflationary costs in product, energy and labor;
•higher personnel and other expenses related to the spin-off of the Uniform segment ($41.8 million);
•impairment charges of operating lease right-of-use assets and property and equipment and other costs related to certain real estate properties ($26.7 million) (see Note 1 to the audited consolidated financial statements);
•prior year labor related tax credits provided from governmental assistance programs ($24.5 million);
•higher severance charges ($20.8 million) (see Note 3 to the audited consolidated financial statements); and
•negative impact of foreign currency translation ($10.2 million).
During fiscal 2023, we recognized a $377.1 million gain on the sale of our 50% ownership interest in AIM Services Co., Ltd. and a $51.8 million gain on the sale of the ownership interest in an equity investment in a foreign company, which is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (Loss) (see Note 1 to the audited consolidated financial statements). This gain was partially offset by a $1.1 million loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise (see Note 1 to the audited consolidated financial statements).
Interest and Other Financing Costs, net, increased 17.9% during fiscal 2023 compared to the prior year period. The increase for fiscal 2023 was primarily due to higher interest rates related to our senior secured term loan facilities and our Receivables Facility and revolving credit facility.

The Provision for Income Taxes for fiscal 2023 and fiscal 2022 was recorded at an effective tax rate of 20.9% and 24.0%, respectively. The lower effective tax rate in the current year compared to the prior year was driven by favorable tax effects from the sale of our equity investment in a foreign company (see Note 1 to the audited consolidated financial statements) and the reversal of a portion of the Union Supply contingent consideration liability (see Note 16 to the audited consolidated financial statements), as the majority of the gains from these transactions were not subject to tax. During fiscal 2023 and fiscal 2022, we recorded an income tax benefit of $3.8 million and $8.5 million, respectively, for the reversal of a valuation allowance at a subsidiary in the FSS International segment driven by our ability to utilize deferred tax assets based on future taxable income expected due to business acquisitions. We also recorded a benefit to the Provision for Income Taxes of $4.2 million during fiscal 2022 due to a state tax law change (see Note 10 to the audited consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	%
Business & Industry	$1,407.2	$1,081.2	30.2%
Education	3,437.0	3,161.5	8.7%
Healthcare	1,318.3	1,235.8	6.7%
Sports, Leisure & Corrections	3,537.1	2,722.0	29.9%
Facilities & Other	2,021.8	1,830.3	10.5%
	$11,721.4	$10,030.8	16.9%
The Healthcare and Facilities & Other sectors had high-single digit operating income margins, consistent with prior year. The Education and Sports, Leisure & Corrections sectors had mid-single digit operating income margins, consistent with prior year. The Business & Industry sector had low-single digit operating income margins compared to negative low-single digit operating income margins in the prior year. During the COVID-19 pandemic and in following periods, operating income margin in certain sectors within the FSS United States reportable segment have differed from our otherwise historical patterns, particularly in the Business & Industry sector.
FSS United States segment revenue increased by approximately 16.9% during fiscal 2023 compared to the prior year period. The increase was primarily attributable to base business growth, including contract price increases mainly within the Corrections and Higher Education businesses, and net new business growth. The Sports, Leisure & Corrections sector increased due to higher per capita customer spending in stadiums and arenas and the acquisition of Union Supply, which contributed an additional 2.0% of revenue during fiscal 2023 as compared to the prior year period. The Business & Industry sector increased due to client personnel continuing to return to office locations.
Operating income increased by $220.5 million during fiscal 2023 compared to the prior year period. The increase during fiscal 2023 was attributable to:
•base business growth, including volume recovery from COVID-19, and effective cost management;
•higher non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($70.6 million) (see Note 16 to the audited consolidated financial statements);
•higher income related to favorable loss experience under our general liability, automotive liability and workers' compensation liability programs when compared to fiscal 2022 ($19.1 million); and
•higher income attributed to the Union Supply acquisition as compared to the prior year period ($10.6 million).
These increases in operating income during fiscal 2023 more than offset the following:
•increased inflationary costs in food and labor;
•non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements); and
•non-cash charge for the impairment of computer software assets ($8.2 million).

FSS International Segment
FSS International segment revenue increased by approximately 19.3% during fiscal 2023 compared to the prior year period. The increase was primarily attributable to base business growth, including contract price increases, and net new business growth. The growth in revenue was offset by the negative impact of foreign currency translation (5.0%).
Operating income increased by $2.0 million during fiscal 2023 compared to the prior year period. The increase was attributable to growth in base and net new business and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023 and late fiscal 2022. These increases in operating income during fiscal 2023 more than offset the following:
•increased inflationary costs in product and labor;
•decline in profit related to the sale of our 50% ownership interest in AIM Services Co., Ltd.;
•prior year labor related tax credits provided from governmental assistance programs ($24.1 million);
•higher severance charges ($18.0 million) (see Note 3 to the audited consolidated financial statements);
•prior year favorable impact related to a client contract dispute ($9.6 million);
•unfavorable impact of foreign currency translation ($7.8 million);
•higher currency translation losses from Argentina hyperinflation ($7.0 million) (see Note 1 to the audited consolidated financial statements); and
•non-cash charges for the impairment of certain assets related to a business that was sold ($5.2 million).
Uniform Segment
Uniform segment revenue increased by approximately 5.0% during fiscal 2023 compared to the prior year period. The increase was primarily due to base business growth and contract price increases.
Operating income increased by $9.2 million during fiscal 2023 compared to the prior year period. The increase was mostly attributable to:
•base business growth;
•lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023;
•prior year charge related to inventory write-downs to zero net realizable value for personal protective equipment ($20.5 million); and
•gain from the sale of land ($6.8 million).
These increases in operating income during fiscal 2023 more than offset the following:
•increased inflationary costs in product, energy and labor;
•higher expenses related to the spin-off of the Uniform segment ($27.0 million);
•charges for the impairment of operating lease right-of-use assets and other costs related to certain real estate properties ($7.7 million) (see Note 1 to the audited consolidated financial statements); and
•current year severance charges ($6.6 million) (see Note 3 to the audited consolidated financial statements).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by $2.8 million during fiscal 2023 compared to the prior year period. The decrease was attributable to:
•lower share-based compensation expense ($8.6 million) compared to the prior period (see Note 12 to the audited consolidated financial statements); and
•favorable change in fair value of certain gasoline and diesel agreements ($8.3 million).
These decreases in corporate expenses during fiscal 2023 more than offset higher expenses related to the spin-off of the Uniform segment compared to prior year period ($14.8 million).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings, investments in marketable securities and existing cash on hand. As of September 29, 2023, we had $1,963.1 million of cash and cash equivalents, $953.8 million of availability under our senior secured revolving credit facility and $600.0 million of availability under the Receivables Facility. On October 2, 2023, we repaid the $1,500.0 million 6.375% Senior Notes due May 1, 2025 ("6.375% Senior Notes due 2025") from existing cash on hand at year-end in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States dollar denominated term loan of $800.0 million, due September 2025 ("United States Term A-1 Loans due September 2025") and United States dollar denominated term loan of $700.0 million, due September 2028 ("United States Term A-2 Loans due September 2028") will be removed from Aramark’s Consolidated Balance Sheets as a result of the separation and distribution of the Uniform segment on September 30, 2023. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of September 29, 2023, there were $685.7 million of outstanding foreign currency borrowings. See Note 5 to the audited consolidated financial statements for additional information on the Uniform segment's new United States dollar denominated term loan borrowings.
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
The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$766.4	$694.5
Net cash provided by (used in) investing activities	208.9	(831.3)
Net cash provided by (used in) financing activities	653.6	(37.7)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by $71.9 million during fiscal 2023 compared to fiscal 2022. The change was driven by higher net income, inclusive of non-cash adjustments, in fiscal 2023 compared to fiscal 2022, as discussed in "Results of Operations" above. Additionally, cash provided by operating activities was favorably impacted by the change in operating assets and liabilities compared to the prior year period by $36.1 million, which was primarily due to:
•Receivables by $261.2 million, resulting in a lower use of cash during fiscal 2023 compared to fiscal 2022 as the prior year period had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by base and new business growth and timing of collections;
•Accrued expenses by $74.9 million generating a greater source of cash during fiscal 2023 compared to fiscal 2022 primarily due to timing of deferred income payments, growth in business operations, higher severance charges recorded in fiscal 2023 and timing of other payments, which more than offset higher interest payments on borrowings; and
•Inventories by $33.6 million, resulting in a lower use of cash during fiscal 2023 compared to fiscal 2022 as the prior year period was impacted from operations returning following the lifting of COVID-19 restrictions.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $329.1 million, resulting in a lower source of cash during fiscal 2023 compared to fiscal 2022 from the timing of disbursements.
During fiscal 2023 and fiscal 2022, we received proceeds of $21.4 million and $1.9 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. "Payments made to clients on contracts" generated a higher use of cash during fiscal 2023 compared to fiscal 2022 primarily due to contract renewals and new business. Fiscal 2022 included $57.7 million of proceeds associated with labor related tax credits from many foreign jurisdictions in which we operate as a form of relief from COVID-19. The "Changes in other assets" caption was driven by the prior year increase to in-service rental merchandise from operations returning after COVID-19 restrictions lifted and higher amortization of client investments due to an increase in investments related to base and new business growth, which more than offset higher cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. in fiscal 2022 compared to fiscal 2023. The "Other operating activities" caption reflects mainly adjustments to net income in the current year and prior year periods related to certain non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Provided by (Used in) Investing Activities
The net cash flows provided by investing activities during fiscal 2023 was primarily impacted by proceeds from the sales of equity investments ($685.0 million) (see Note 1 to the audited consolidated financial statements) and proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($80.0 million), offset by purchases of property and equipment and other ($461.4 million), purchases of United States Treasury securities related to our captive insurance subsidiary ($110.0 million) and acquisitions of certain businesses ($50.2 million).
The net cash flows used in investing activities during fiscal 2022 was impacted by purchases of property and equipment and other ($388.4 million), acquisitions of certain businesses, including Union Supply ($199.6 million) and other acquisitions ($140.4 million) (see Note 2 to the audited consolidated financial statements), purchases of marketable securities ($78.2 million) and the acquisition of equity investments ($64.0 million).
The "Other investing activities" caption includes $37.6 million and $19.0 million of proceeds received during fiscal 2023 and 2022, respectively, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by (Used in) Financing Activities
During fiscal 2023, cash provided by financing activities was impacted by the following:
•proceeds from issuance of new United States Term B-6 Loans due 2030 ($1,089.0 million);
•proceeds from Uniform issuance of new United States Term A-1 Loans due 2025 ($800.0 million);
•proceeds from Uniform issuance of new United States Term A-2 Loans due 2028 ($700.0 million); and
•borrowings under the revolving credit facility ($101.4 million).
Cash provided by financing activity more than offset cash used in the following:
•repayments of United States Term B-3 Loans due 2025 ($1,664.8 million);
•payments of dividends ($114.6 million);
•repayment of borrowing under the Receivables Facility ($104.9 million); and
•repayment of yen denominated term loans due 2026 ($63.0 million).
See Note 5 to the audited consolidated financial statements for additional information on borrowing activities during fiscal 2023.
During fiscal 2022, cash used in financing activities was impacted by the following:
•payments of dividends ($113.1 million);
•borrowing under the Receivables Facility ($104.9 million); and
•the repayment of 5.000% 2025 Senior Notes and foreign term loans ($66.7 million).
The "Other financing activities" caption also reflects a use of cash during fiscal 2023 and fiscal 2022, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. Fiscal 2023 also includes debt issuance costs of $22.6 million mainly related to Uniform's new United States Term A-1 and A-2 loan borrowings and Aramark's new United States Term B-6 Loans due 2030.
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

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 29, 2023, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States ("U.S. GAAP"). Covenant Adjusted EBITDA is defined as net income of Aramark Services, Inc. ("ASI") and its restricted subsidiaries plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

	Twelve Months Ended
(in millions)	September 29, 2023	September 30, 2022
Net income attributable to ASI stockholders	$674.1	$194.5
Interest and other financing costs, net	439.6	372.7
Provision for income taxes	177.6	61.5
Depreciation and amortization	546.4	532.3
Share-based compensation expense(1)	86.9	95.5
Unusual or non-recurring (gains) and losses(2)	(422.6)	—
Pro forma EBITDA for certain transactions(3)	4.0	11.8
Other(4)(5)	100.7	53.4
Covenant Adjusted EBITDA	$1,606.7	$1,321.7
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock units awards and employee stock purchases (see Note 12 to the audited consolidated financial statements).
(2)    The twelve months ended September 29, 2023 represents the fiscal 2023 gain from the sale of our equity method investment in AIM Services, Co., Ltd. ($377.1 million), the fiscal 2023 gain from the sale of our equity investment in a foreign company ($51.8 million), the fiscal 2023 non-cash charge for the impairment of certain assets related to a business that was sold ($5.2 million) and the fiscal 2023 loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise ($1.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" for the twelve months ended September 29, 2023 includes the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($85.7 million), charges related to the spin-off of the Uniform segment ($51.1 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($47.5 million), net severance charges ($37.5 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($29.3 million), income related to non-United States governmental wage subsidies ($12.5 million), the impact of hyperinflation in Argentina ($10.4 million), non-cash charges related to information technology assets ($8.2 million), the gain from the sale of land ($6.8 million), net multiemployer pension plan withdrawal charges ($5.9 million), labor charges and other expenses associated with closed or partially closed locations from adverse weather ($5.4 million), legal settlement charges ($2.7 million), non-cash charges for inventory write-downs ($2.6 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($1.9 million) and other miscellaneous expenses.
(5)    "Other" for the twelve months ended September 30, 2022 includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($34.8 million), non-cash charges for inventory write-downs to net realizable value and fixed asset write-offs related to personal protective equipment ($20.5 million), severance charges ($19.6 million), United States and non-United States governmental labor related tax credits resulting from the COVID-19 pandemic ($17.3 million), the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($15.1 million), the favorable impact related to a client contract dispute ($9.6 million), charges related to our spin-off of the Uniform segment ($9.3 million), favorable adjustments for the EBITDA impact attributable to equity investments that are permitted in the calculation in accordance with the Credit Agreement and indentures, primarily from our previous ownership interest in AIM Services Co., Ltd. ($8.4 million), the gain from a funding agreement related to a legal matter ($6.5 million), the loss from the change in fair value related to certain gasoline and diesel agreements ($6.4 million), the gain from insurance proceeds received related to property damage from a tornado in Nashville ($4.0 million), the impact of hyperinflation in Argentina ($3.5 million), due diligence charges related to acquisitions ($2.5 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended September 29, 2023 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	≤ 5.125x	1.76x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.63x
(1)    The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sales-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents on the consolidated balance sheets that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under our Credit Agreement (other than the lenders in respect of ASI's United States Term B Loans, which lenders do not benefit from the maximum Consolidated Debt Ratio covenant) failed to waive any such default, would also constitute a default under the indentures governing our senior notes.
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
The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 29, 2023 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 29, 2023	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$8,156,980	$1,573,383	$2,203,629	$3,337,718	$1,042,250
Finance lease obligations	193,321	37,366	63,216	43,339	49,400
Estimated interest payments(2)	1,197,400	255,100	470,800	348,200	123,300
Operating leases and other noncancelable commitments	422,362	85,073	129,330	82,931	125,028
Purchase obligations(3)	840,820	342,867	252,932	79,229	165,792
Other liabilities(4)	630,167	229,401	128,107	27,019	245,640
	$11,441,050	$2,523,190	$3,248,014	$3,918,436	$1,751,410

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 29, 2023	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$85,476	$55,138	$30,338	$—	$—
(1)Excludes the $47.1 million reduction to long-term borrowings from debt issuance costs, $10.7 million reduction from the discount on the United States Term B-6 Loans due 2030 and $0.5 million reduction from the discount on the United States Term B-4 Loans due 2027. Subsequent to September 29, 2023, Aramark redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loan of $800.0 million due 2025 and $700.0 million due 2028 will be removed from Aramark’s Consolidated Balance Sheets as a result of the separation and distribution of the Uniform segment on September 30, 2023.
(2)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at September 29, 2023 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The weighted average debt balance for each fiscal year from 2024 through 2029 is $6,779.3 million, $6,216.8 million, $4,676.6 million, $4,006.0 million, $2,415.9 million and $1,069.7 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2024 through 2029 is 3.76%, 4.28%, 4.37%, 4.86%, 6.36% and 7.70%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations). Subsequent to September 29, 2023, Aramark redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loan of $800.0 million due 2025 and $700.0 million due 2028 will be removed from Aramark’s Consolidated Balance Sheets as a result of the separation and distribution of the Uniform segment on September 30, 2023.
(3)Represents mainly the commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(4)Includes certain unfunded employee retirement obligations, contingent consideration obligations related to acquisitions, self-insurance obligations, and other obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 29, 2023, we have gross uncertain tax liabilities of $70.3 million (see Note 10 to the audited consolidated financial statements). During fiscal 2023, we made contributions totaling $1.2 million into our defined benefit pension plans. Estimated contributions to our defined benefit pension plans in fiscal 2024 are $1.0 million (see Note 9 to the audited consolidated financial statements).
We have a Receivables Facility agreement with four financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility as of September 29, 2023 is $600.0 million. During the third quarter of fiscal 2023, we increased the purchase limit available under the Receivables Facility from $500.0 million to $600.0 million and extended the scheduled maturity date from June 2024 to July 2026. All other terms and conditions of the agreement remained largely unchanged. As of September 29, 2023, there are no outstanding borrowings under the Receivables Facility. Amounts borrowed under the Receivables Facility may fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying audited consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 29, 2023. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of September 29, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $32.8 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of September 29, 2023 and September 30, 2022 was $110.7 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
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
We perform the assessment of goodwill at the reporting unit level. Within our FSS International segment, each country or region is evaluated separately since they are relatively autonomous and separate goodwill balances have been recorded for each entity. During the fourth quarter of fiscal 2023, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on the evaluation performed, we determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
As of September 29, 2023 and September 30, 2022, our allowance for credit losses was $56.6 million and $56.4 million, respectively.
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
As of September 29, 2023 and September 30, 2022, our reserve for inventory obsolescence was $21.0 million and $51.3 million, respectively. The decrease in the Company's reserve was primarily due to the write-off and disposal of personal protective equipment inventory. The inventory reserve is determined based on history and projected customer consumption and specific identification.
Self-Insurance Reserves
We self-insure for obligations related to certain risks that we retain under our casualty program, which includes general liability, automobile liability and workers’ compensation liability, as well as for certain property damage risks and employee healthcare benefit programs. The accounting estimates related to our self-insurance reserves are critical accounting estimates because changes in our claim experience, our ability to settle claims or other estimates and judgments we use could potentially have a material impact on our results of operations. Our reserves for retained costs associated with our casualty program are estimated through actuarial methods, with the assistance of third-party actuaries, using loss development assumptions based on our claims history. Our casualty program reserves take into account reported claims as well as incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the nature, frequency, severity, and age of claims, and industry, regulatory and company-specific trends impacting the development of claims. The actual cost to settle our self-insured casualty claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
As of September 29, 2023 and September 30, 2022, our self-insurance reserves were $269.8 million and $254.4 million, respectively.
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
As of September 29, 2023 and September 30, 2022, our valuation allowance reserves recorded against deferred tax assets were $78.2 million and $83.8 million, respectively (see Note 10 to the audited consolidated financial statements).

New Accounting Standards Updates
See Note 1 to the audited consolidated financial statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 29, 2023 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 29, 2023. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 29, 2023	2024		2025		2026	2027	2028		Thereafter	Total	Fair Value
Debt:
Fixed rate	$1,537	(1)	$929		$29	$24	$1,169		$50	$3,738	$3,628
Average interest rate	6.3%		4.3%		4.4%	4.4%	5.0%		4.4%	5.3%
Variable rate	$74		$903	(1)	$405	$886	$1,302	(1)	$1,042	$4,612	$4,612
Average interest rate	5.9%		7.7%		6.6%	7.2%	7.9%		7.9%	7.5%
Interest Rate Swaps:
Receive variable/pay fixed	$—		$800		$—	$850	$500		$—	$2,150	$147
Average pay rate	—%		1.5%		—%	2.5%	1.5%		—%
Average receive rate	—%		5.3%		—%	5.3%	5.3%		—%

(1)	Subsequent to September 29, 2023, Aramark redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loan of $800.0 million due 2025 and $700.0 million due 2028 will be removed from Aramark’s Consolidated Balance Sheets as a result of the separation and distribution of the Uniform segment on September 30, 2023.
We entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit our exposure to price fluctuations for gasoline and diesel fuel. As of September 29, 2023, we had contracts for 6.6 million gallons outstanding through June of fiscal 2024. As of September 29, 2023, the fair value of our gasoline and diesel fuel hedge agreements is immaterial, which is included in "Accounts payable" on our Consolidated Balance Sheets.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 29, 2023. The effectiveness of our internal control over financial reporting as of September 29, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aramark and subsidiaries (the "Company") as of September 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 29, 2023, of the Company and our report dated November 21, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Philadelphia, PA
November 21, 2023

Item 9B.    Other Information
During the three months ended September 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
On November 17, 2023, Arthur B. Winkleblack notified the Company of his decision not to stand for re-election to the board of directors at the 2024 Annual Meeting of Stockholders. Mr. Winkleblack advised the Company that his decision not to stand for re-election was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2023.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2023.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ THOMAS G. ONDROF	Executive Vice President and Chief Financial Officer
Thomas G. Ondrof	(Principal Financial Officer)

/s/ CHRISTOPHER T. SCHILLING	Senior Vice President, Controller and Chief Accounting Officer
Christopher T. Schilling	(Principal Accounting Officer)

/s/ SUSAN M. CAMERON	Director
Susan M. Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ BRIDGETTE P. HELLER	Director
Bridgette P. Heller

/s/ KENNETH M. KEVERIAN	Director
Kenneth M. Keverian

/s/ KAREN M. KING	Director
Karen M. King

/s/ PATRICIA E. LOPEZ	Director
Patricia E. Lopez

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ KEVIN G. WILLS	Director
Kevin G. Wills

/s/ ARTHUR B. WINKLEBLACK	Director
Arthur B. Winkleblack

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the "Company") as of September 29, 2023 and September 30, 2022, the related consolidated statements of income (loss), comprehensive income, cash flows, and stockholders’ equity for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, and the related notes and financial statement schedule II (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of future growth rates, the discount rate and the determination of market multiples by testing the underlying source information, and for certain assumptions by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, PA
November 21, 2023

We have served as the Company's auditor since 2021.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands, except share amounts)

	September 29, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,963,139	$329,452
Receivables (less allowances: $56,572 and $56,388)	2,363,698	2,147,957
Inventories	578,427	552,386
Prepayments and other current assets	314,763	262,195
Total current assets	5,220,027	3,291,990
Property and Equipment, at cost:
Land, buildings and improvements	1,086,683	1,035,359
Service equipment and fixtures	4,686,327	4,481,711
	5,773,010	5,517,070
Less - Accumulated depreciation	(3,682,507)	(3,485,025)
	2,090,503	2,032,045
Goodwill	5,579,529	5,515,124
Other Intangible Assets	2,043,082	2,113,726
Operating Lease Right-of-use Assets	630,158	592,145
Other Assets	1,307,942	1,537,406
	$16,871,241	$15,082,436
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$1,596,942	$65,047
Current operating lease liabilities	71,206	68,858
Accounts payable	1,406,356	1,322,936
Accrued payroll and related expenses	593,597	656,974
Accrued expenses and other current liabilities	1,361,866	1,172,071
Total current liabilities	5,029,967	3,285,886
Long-Term Borrowings	6,666,572	7,345,860
Noncurrent Operating Lease Liabilities	291,955	305,623
Deferred Income Taxes and Other Noncurrent Liabilities	1,161,805	1,106,587
Commitments and Contingencies (see Note 14)
Redeemable Noncontrolling Interests	8,224	8,840
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 301,069,012 shares and 297,555,924 shares; and outstanding: 261,450,373 shares and 258,728,942 shares)	3,011	2,976
Capital surplus	3,825,620	3,681,966
Retained earnings	964,158	406,784
Accumulated other comprehensive loss	(98,237)	(111,571)
Treasury stock (shares held in treasury: 39,618,639 shares and 38,826,982 shares)	(981,834)	(950,515)
Total stockholders' equity	3,712,718	3,029,640
	$16,871,241	$15,082,436
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Revenue	$18,853,857	$16,326,624	$12,095,965
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	17,037,797	14,767,570	11,007,080
Depreciation and amortization	546,362	532,327	550,692
Selling and general corporate expenses	406,772	398,362	346,749
	17,990,931	15,698,259	11,904,521
Operating income	862,926	628,365	191,444
Gain on Equity Investments, net (see Note 1)	(427,803)	—	(137,934)
Loss on Defined Benefit Pension Plan Termination	—	—	60,864
Interest and Other Financing Costs, net	439,585	372,727	401,366
Income (Loss) Before Income Taxes	851,144	255,638	(132,852)
Provision (Benefit) for Income Taxes	177,614	61,461	(40,633)
Net income (loss)	673,530	194,177	(92,219)
Less: Net loss attributable to noncontrolling interests	(578)	(307)	(1,386)
Net income (loss) attributable to Aramark stockholders	$674,108	$194,484	$(90,833)

Earnings (Loss) per share attributable to Aramark stockholders:
Basic	$2.59	$0.76	$(0.36)
Diluted	$2.57	$0.75	$(0.36)

Weighted Average Shares Outstanding:
Basic	260,592	257,314	254,748
Diluted	262,594	259,074	254,748
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net income (loss)	$673,530	$194,177	$(92,219)
Other comprehensive income, net of tax:
Pension plan adjustments	(7,031)	17,113	48,568
Foreign currency translation adjustments	20,273	(86,376)	8,925
Cash flow hedges:
Unrealized gains arising during the period	38,140	143,276	909
Reclassification adjustments	(43,746)	20,698	37,440
Share of equity investee's comprehensive income	5,698	1,729	3,405
Other comprehensive income, net of tax	13,334	96,440	99,247
Comprehensive income	686,864	290,617	7,028
Less: Net loss attributable to noncontrolling interests	(578)	(307)	(1,386)
Comprehensive income attributable to Aramark stockholders	$687,442	$290,924	$8,414
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income (loss)	$673,530	$194,177	$(92,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	546,362	532,327	550,692
Asset write-downs	37,563	—	—
Reduction of contingent consideration liability (see Note 16)	(97,336)	(20,749)	—
Gain on equity investments, net (see Note 1)	(427,803)	—	(137,934)
Loss on defined benefit pension plan termination	—	—	60,864
Deferred income taxes	114,545	35,422	(43,234)
Share-based compensation expense	86,938	95,487	71,053
Changes in operating assets and liabilities:
Accounts Receivable	(201,485)	(462,685)	(290,214)
Inventories	(37,858)	(71,500)	(7,536)
Prepayments and Other Current Assets	(8,302)	(3,783)	101,939
Accounts Payable	92,632	421,763	252,158
Accrued Expenses	82,399	7,536	261,154
Payments made to clients on contracts	(119,217)	(56,865)	(100,918)
Changes in other noncurrent liabilities	13,941	14,914	(17,427)
Changes in other assets	27,915	(6,878)	4,177
Other operating activities	(17,395)	15,333	44,524
Net cash provided by operating activities	766,429	694,499	657,079
Cash flows from investing activities:
Purchases of property and equipment and other	(461,406)	(388,397)	(407,818)
Disposals of property and equipment	29,240	23,642	32,474
Purchases of marketable securities	(109,998)	(78,220)	—
Proceeds from marketable securities	80,000	—	—
Acquisition of certain businesses, net of cash acquired	(50,194)	(340,022)	(265,766)
Acquisition of certain equity investments	(4,000)	(64,000)	—
Proceeds from sale of equity investments	685,048	—	—
Other investing activities	40,222	15,710	6,724
Net cash provided by (used in) investing activities	208,912	(831,287)	(634,386)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,786,526	100,051	893,993
Payments of long-term borrowings	(1,929,846)	(152,338)	(2,453,571)
Net change in funding under the Receivables Facility	(104,935)	104,935	(315,600)
Payments of dividends	(114,614)	(113,120)	(112,010)
Proceeds from issuance of common stock	46,974	49,322	41,587
Other financing activities	(30,456)	(26,544)	(59,738)
Net cash provided by (used in) financing activities	653,649	(37,694)	(2,005,339)
Effect of foreign exchange rates on cash and cash equivalents	4,697	(28,657)	6,049
Increase (decrease) in cash and cash equivalents	1,633,687	(203,139)	(1,976,597)
Cash and cash equivalents, beginning of period	329,452	532,591	2,509,188
Cash and cash equivalents, end of period	$1,963,139	$329,452	$532,591
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 2, 2020	$2,735,988	$2,907	$3,416,132	$532,379	$(307,258)	$(908,172)
Net loss attributable to Aramark stockholders	(90,833)			(90,833)
Other comprehensive income	99,247				99,247
Capital contributions from issuance of common stock	45,905	36	45,869
Share-based compensation expense	71,053		71,053
Repurchases of common stock	(24,499)					(24,499)
Payments of dividends ($0.44 per share)	(113,989)			(113,989)
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	194,484			194,484
Other comprehensive income	96,440				96,440
Capital contributions from issuance of common stock	53,458	33	53,425
Share-based compensation expense	95,487		95,487
Repurchases of common stock	(17,844)					(17,844)
Payments of dividends ($0.44 per share)	(115,257)			(115,257)
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	674,108			674,108
Other comprehensive income	13,334				13,334
Capital contributions from issuance of common stock	56,751	35	56,716
Share-based compensation expense	86,938		86,938
Repurchases of common stock	(31,319)					(31,319)
Payments of dividends ($0.44 per share)	(116,734)			(116,734)
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food and facilities services to education, healthcare, business & industry, and sports, leisure & corrections clients. The Company's core market is the United States, which is supplemented by an additional 14-country footprint. The Company also provides services on a more limited basis in several additional countries and in offshore locations. The Company operated its business in three reportable segments that share many of the same operating characteristics:
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
•Uniform and Career Apparel ("Uniform") - Provided a full-service employee uniform solution, resulting in a contracted and recurring revenue model. The customer base was serviced by a leading geographic footprint in the United States and Canada with programs focused on uniforms, floor mats, towels, linens, restroom supplies, first-aid supplies, safety products and other workplace supplies. Customers operated in the United States and Canada in a wide range of industries, including manufacturing, hospitality, retail, food processing, pharmaceuticals, healthcare and automotive.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
Subsequent to the end of fiscal 2023, the Company completed the previously announced separation of its Uniform segment into an independent publicly traded company, Vestis Corporation (“Vestis”), on September 30, 2023. The separation was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the New York Stock Exchange. With the completion of the separation and distribution, the historical results of the Uniform segment will be presented as discontinued operations in the Company's consolidated financial statements beginning in the first quarter of fiscal 2024. Refer to Note 15 for Uniform reportable segment financial disclosures.
During fiscal 2023 and fiscal 2022, the Company incurred charges of $51.1 million and $9.3 million, respectively, related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs. Subsequent to September, 29, 2023, the Company incurred approximately $20.0 million of banker fees related to the separation and distribution of its Uniform segment.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021 were each fifty-two week periods.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023			September 30, 2022			October 1, 2021
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income (loss)			$673,530			$194,177			$(92,219)
Pension plan adjustments	(7,960)	929	(7,031)	26,184	(9,071)	17,113	63,959	(15,391)	48,568
Foreign currency translation adjustments	28,136	(7,863)	20,273	(96,783)	10,407	(86,376)	7,383	1,542	8,925
Cash flow hedges:
Unrealized gains arising during the period	51,541	(13,401)	38,140	193,616	(50,340)	143,276	1,228	(319)	909
Reclassification adjustments	(59,117)	15,371	(43,746)	27,970	(7,272)	20,698	50,595	(13,155)	37,440
Share of equity investee's comprehensive income	10,616	(4,918)	5,698	1,729	—	1,729	3,405	—	3,405
Other comprehensive income	23,216	(9,882)	13,334	152,716	(56,276)	96,440	126,570	(27,323)	99,247
Comprehensive income			686,864			290,617			7,028
Less: Net loss attributable to noncontrolling interests			(578)			(307)			(1,386)
Comprehensive income attributable to Aramark stockholders			$687,442			$290,924			$8,414

Accumulated other comprehensive loss consists of the following (in thousands):

	September 29, 2023	September 30, 2022
Pension plan adjustments	$(14,241)	$(7,210)
Foreign currency translation adjustments	(193,115)	(213,388)
Cash flow hedges	109,119	114,725
Share of equity investee's accumulated other comprehensive loss	—	(5,698)
	$(98,237)	$(111,571)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of $10.4 million, $3.5 million and $1.8 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively, to the Consolidated Statements of Income (Loss). The impact of foreign currency transaction gains and

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2023, fiscal 2022 and fiscal 2021 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 29, 2023. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of September 29, 2023 and September 30, 2022, cash and cash equivalents at the Captive were $32.8 million and $23.1 million, respectively. During fiscal 2022, the Captive began investing a portion of its cash and cash equivalents in United States Treasury securities to improve returns on the Captive's assets. The amount of this investment as of September 29, 2023 and September 30, 2022 was $110.7 million and $78.2 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. As of September 29, 2023 and September 30, 2022, the Company's reserve for inventory was $21.0 million and $51.3 million, respectively. The decrease in the Company's reserve was primarily due to the write-off and disposal of personal protective equipment inventory. The inventory reserve is determined based on history and projected customer consumption and specific identification. During the fourth quarter of fiscal 2022, the Company decided to no longer sell personal protective equipment, which required inventory write-downs to zero net realizable value. The Company recorded $19.6 million and $25.4 million in inventory write-down charges to the Consolidated Statements of Income (Loss) during fiscal 2022 and fiscal 2021, respectively, to reflect the net realizable value of PPE inventory within the Uniform segment.
The components of inventories are as follows:

	September 29, 2023	September 30, 2022
Food	66.9%	64.0%
Career apparel and linens	28.6%	31.7%
Parts, supplies and novelties	4.5%	4.3%
	100.0%	100.0%
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 29, 2023	September 30, 2022
Prepaid Insurance	$21,573	$15,192
Prepaid Taxes and Licenses	13,575	11,087
Current Income Tax Asset	10,198	10,842
Marketable Securities(1)	110,714	78,204
Other Prepaid Expenses	158,703	146,870
	$314,763	$262,195

(1)	Marketable securities represent held-to-maturity debt securities with original maturities greater than three months, which are maturing within one year.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are generally 10 years to 40 years for buildings and improvements and three

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years to 20 years for service equipment and fixtures. Depreciation expense during fiscal 2023, fiscal 2022 and fiscal 2021 was $371.7 million, $367.1 million and $378.3 million, respectively.
During the first half of fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, during fiscal 2023, the Company recorded an impairment charge of $26.7 million within its FSS United States and Uniform segments, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss). During fiscal 2023, the non-cash impairment charges within the FSS United States segment consisted of operating lease right-of-use assets of $8.6 million and property and equipment of $10.4 million. During fiscal 2023, the non-cash impairment charges within the Uniform segment consisted of operating lease right-of-use assets of $7.1 million and other costs of $0.6 million.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 29, 2023	September 30, 2022
Cost to fulfill - Client(1)	$92,458	$97,830
Cost to fulfill - Rental merchandise in-service(2)	366,677	359,657
Long-term receivables	24,403	26,412
Miscellaneous investments(3)	184,955	405,463
Computer software costs, net(4)	202,665	199,521
Interest rate swap agreements(5)	147,458	149,755
Employee sales commissions(6)	138,400	131,443
Other(7)	150,926	167,325
	$1,307,942	$1,537,406

(1)	Cost to fulfill - Client represent payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation (see Note 7).
(2)	Costs to fulfill - Rental merchandise in-service represent personalized work apparel, linens and other rental items in service at customer locations (see Note 7).
(3)	Miscellaneous investments represent investments in 50% or less owned entities.
(4)
Computer software costs represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years. During fiscal 2023, the Company recorded a computer software impairment charge of $8.2 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).

(5)	Interest rate swaps represent receivable under cash flow hedging agreements based on current forward interest rates (see Note 6).
(6)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 7).
(7)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of September 29, 2023 and September 30, 2022 was $99.3 million and $224.5 million, respectively. On April 6, 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($278.7 million net of tax) during fiscal 2023. The pre-tax gain is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (Loss).
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of September 29, 2023 and September 30, 2022 was $85.1 million and $180.5 million, respectively. On May 16, 2023, the Company sold a portion of its equity investment ownership interest in the San Antonio Spurs NBA franchise for $98.2 million in cash in a taxable transaction resulting in a pre-tax loss on sale of this equity investment of $1.1 million ($2.2 million net of tax) during fiscal 2023. The pre-tax loss is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (Loss). On September 22, 2023, the Company sold its ownership interest in an equity investment in a foreign company for $51.9 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $51.8 million ($51.8 million net of tax) during fiscal 2023. The pre-tax gain is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (Loss). During fiscal 2021, the Company identified an observable price change related to its equity investment without a readily determinable fair value related to the San Antonio Spurs NBA franchise and recognized a

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
non-cash gain of $137.9 million included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (Loss).
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 29, 2023	September 30, 2022
Deferred income(1)	$360,936	$346,954
Accrued client expenses	212,303	172,894
Accrued taxes	91,971	58,988
Accrued insurance(2) and interest	194,830	184,676
Other	501,826	408,559
	$1,361,866	$1,172,071

(1)
Includes consideration received in advance from customers prior to the service being performed ($340.6 million and $324.5 million) or from vendors prior to the goods being consumed ($20.3 million and $22.4 million) in fiscal 2023 and fiscal 2022, respectively.

(2)
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability, workers’ compensation liability and certain property damage programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.

Deferred Income Taxes and Other Noncurrent Liabilities
The following table presents details of "Deferred Income Taxes and Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 29, 2023	September 30, 2022
Deferred income taxes (see Note 10)	$610,470	$501,404
Deferred compensation	211,892	211,703
Pension-related liabilities	11,205	11,775
Insurance reserves(1)	147,641	141,104
Other noncurrent liabilities(2)	180,597	240,601
	$1,161,805	$1,106,587

(1)
The Company is self-insured for certain obligations for certain risks retained under its general liability, automobile liability, workers’ compensation liability and certain property damage programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.

(2)	Fiscal 2022 includes the contingent consideration liabilities related to the Union Supply Group, Inc. acquisition ($45.8 million) and Next Level acquisition ($48.4 million) (see Note 16).
Impact of COVID-19
COVID-19 adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. COVID-19 related disruptions negatively impacted the Company's financial and operating results through the first half of fiscal 2021. The Company's financial results started to improve during the second half of fiscal 2021 and continued to improve throughout fiscal 2022 as COVID-19 restrictions were lifted and operations re-opened.
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Deferred social security taxes of $64.2 million were paid in fiscal 2022 and remaining social security taxes of $64.2 million were paid in fiscal 2023.
The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the fiscal year ended October 1, 2021, the Company recorded $15.1 million related to the employee retention credit in "Cost of services provided (exclusive of depreciation and amortization)" on the Company's Consolidated Statements of Income (Loss). As of September 29, 2023, the Company has a $20.4 million receivable balance from the United States government related to the CARES Act, which is recorded in "Receivables" on the Company's Consolidated Balance Sheet.
Within the FSS International and Uniform segments, many foreign jurisdictions in which the Company operates provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded $37.0 million and $155.3 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) during the fiscal years ended September 30, 2022 and October 1, 2021, respectively, of which $0.4 million and $17.9 million, respectively, were recorded in the Uniform segment with the remaining balances recorded in the FSS International segment.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
Supplemental Cash Flow Information

	Fiscal Year Ended
(in millions)	September 29, 2023	September 30, 2022	October 1, 2021
Interest paid	$410.5	$333.3	$369.7
Income taxes paid (refunded)	47.0	16.2	(104.9)
Significant non-cash activities are as follows:
•During fiscal 2023, fiscal 2022 and fiscal 2021, the Company executed finance lease transactions. The present value of the future rental obligations was $47.5 million, $35.8 million and $36.0 million for the respective periods, which is included in "Property and Equipment, at cost" and "Long-Term Borrowings" on the Consolidated Balance Sheets.
•During fiscal 2023, fiscal 2022 and fiscal 2021, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were $31.3 million, $17.8 million and $24.5 million, respectively.
NOTE 2. ACQUISITIONS:
Union Supply Group, Inc.
On June 2, 2022, the Company completed the acquisition of Union Supply Group, Inc. ("Union Supply"), a commissary goods and services supplier, pursuant to the Stock Purchase Agreement ("Union Supply Purchase Agreement") dated as of April 8, 2022, by and among Aramark Correctional Services, LLC, a wholly owned subsidiary of the Company, and Tom Thomas, in his capacity as the sellers' representative. Upon completion of the acquisition, Union Supply became a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Union Supply was $199.6 million. The Union Supply Purchase Agreement provided for contingent consideration, which the Company may be required to pay if Union Supply achieves certain adjusted EBITDA levels during calendar year 2023. A contingent consideration liability of $40.2 million was recorded as part of the acquisition with a separate amount that will be accounted for as compensation expense to be recognized in earnings over the earnout period (see Note 16). The acquisition was financed utilizing funds from the Company's Receivables Facility.
Consideration
The Company accounted for the Union Supply acquisition as a business combination under the acquisition method of accounting. The Company finalized its allocation of the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.
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
Next Level Hospitality
On June 4, 2021, the Company completed the acquisition of Next Level Hospitality ("Next Level"), a premier provider of culinary and environmental services in the senior living industry, specializing in skilled nursing and rehabilitation facilities, pursuant to the Unit Purchase Agreement ("Next Level Purchase Agreement") dated as of April 28, 2021, by and among Aramark Healthcare Support Services, LLC, a wholly owned subsidiary of the Company, Aramark Services, Inc. ("ASI"), a wholly owned subsidiary of the Company, Next Level Hospitality Services, LLC, Next Level Stockholders and Seth Gribetz, in his capacity as Stockholder Representative. Next Level is a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Next Level was $226.1 million. In addition, contingent consideration of $78.4 million was recorded as part of the acquisition (see Note 16). The acquisition was financed utilizing cash and cash equivalents on hand.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Acquisitions
During fiscal 2023, fiscal 2022 and fiscal 2021, the Company paid net cash consideration of $50.2 million, $140.4 million and $39.7 million, respectively, for various acquisitions, excluding the purchase of Union Supply and Next Level. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.
Merger and Integration Costs
During fiscal 2021, the Company incurred merger and integration costs of $22.2 million, as a result of the AmeriPride acquisition that occurred during fiscal year 2018. The expenses mainly related to costs for transitional employees and integration related consulting costs and charges related to plant consolidations, mainly asset write-downs, the implementation of a new route accounting system and other expenses.
NOTE 3. SEVERANCE:
During fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $41.7 million were recorded in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) for the fiscal year ended September 29, 2023.
The following table summarizes the severance charges by segment related to the fiscal 2023 actions recognized in the Consolidated Statements of Income (Loss) for the fiscal year ended September 29, 2023 (in millions):

FSS United States	$3.3
FSS International	31.2
Uniform	6.6
Corporate	0.6
$41.7
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the severance charges by segment related to the fiscal 2022 actions recognized in the Consolidated Statements of Income (Loss) for the fiscal year ended September 30, 2022 (in millions):

FSS United States	$7.7
FSS International	11.9
$19.6
During fiscal 2021, the Uniform segment approved action plans to streamline and improve the efficiency and effectiveness of the segment's general and administrative functions. Part of this action plan also included a series of facility consolidations and closures. As a result of these actions, severance charges of $9.0 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss) for the fiscal year ended October 1, 2021. As of September 29, 2023, there are no unpaid obligations related to this severance program.
During fiscal 2020, the Company made changes to its organization as a result of COVID-19. The Company reversed $16.3 million of unpaid obligations related to this severance obligation during fiscal 2021, which were recorded in both "Cost of services provided (exclusive of depreciation and amortization)" and "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss). As of September 29, 2023, there are no unpaid obligations related to this severance program.
The following table summarizes the unpaid obligations for severance and related costs as of September 29, 2023, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets (in millions):

	September 30, 2022	Charges (Reversals)	Payments and Other	September 29, 2023
Fiscal 2022 Severance	$16.8	$(1.3)	$(14.7)	$0.8
Fiscal 2023 Severance	—	41.7	(20.4)	21.3
Total Reorganization	$16.8	$40.4	$(35.1)	$22.1
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
During the fourth quarter of fiscal 2023, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using a discounted cash flow method of each reporting unit or market based method for certain reporting units with its book value. Based on the evaluation performed, the Company determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in total goodwill during fiscal 2023 are as follows (in thousands):

Segment	September 30, 2022	Acquisitions	Translation & Other	September 29, 2023
FSS United States	$4,150,266	$14,120	$6	$4,164,392
FSS International	401,483	28,770	21,341	451,594
Uniform	963,375	—	168	963,543
	$5,515,124	$42,890	$21,515	$5,579,529
Other intangible assets consist of (in thousands):

	September 29, 2023			September 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,500,640	$(595,514)	$905,126	$1,474,588	$(487,877)	$986,711
Trade names	1,154,048	(16,092)	1,137,956	1,133,736	(6,721)	1,127,015
	$2,654,688	$(611,606)	$2,043,082	$2,608,324	$(494,598)	$2,113,726
During fiscal 2023, the Company acquired customer relationship assets and trade names with values of $20.7 million and $14.5 million, respectively. During fiscal 2022, the Company acquired customer relationship assets and trade names with values of $165.5 million and $56.3 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The Aramark, Avendra and a majority of the other trade names are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. The Company completed its annual trade name impairment test for fiscal 2023, which did not result in an impairment charge for the Aramark or Avendra trade name. Amortization of other intangible assets for fiscal 2023, fiscal 2022 and fiscal 2021 was $115.5 million, $108.7 million and $116.5 million, respectively.
Based on the recorded balances at September 29, 2023, total estimated amortization of all acquisition-related intangible assets for fiscal years 2024 through 2028 are as follows (in thousands):

2024	$117,119
2025	117,231
2026	113,199
2027	104,559
2028	98,385

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 29, 2023	September 30, 2022
Senior secured revolving credit facility, due April 2026	$170,759	$90,897
Senior secured term loan facility, due March 2025	—	1,661,611
Senior secured term loan facility, due April 2026	258,060	334,135
Senior secured term loan facility, due January 2027	835,631	834,619
Senior secured term loan facility, due April 2028	724,393	723,170
Senior secured term loan facility, due June 2030	1,078,588	—
Uniform senior secured term loan facility, due September 2025	795,223	—
Uniform senior secured term loan facility, due September 2028	693,720	—
5.000% senior notes, due April 2025	549,348	547,981
3.125% senior notes, due April 2025(1)	342,718	317,204
6.375% senior notes, due May 2025	1,492,153	1,487,593
5.000% senior notes, due February 2028	1,142,910	1,141,491
Receivables Facility, due July 2026	—	104,935
Finance leases	164,810	147,373
Other	15,201	19,898
	8,263,514	7,410,907
Less—current portion	(1,596,942)	(65,047)
	$6,666,572	$7,345,860

(1)	This is a Euro denominated borrowing. See the disclosure below in the Senior Notes section for further information.
As of September 29, 2023, there were $685.7 million of outstanding foreign currency borrowings.
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
The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 29, 2023:
•A United States dollar denominated term loan to ASI in the amount of $835.6 million, due 2027 ("United States Term B-4 Loans due 2027"), $724.4 million, due 2028 ("United States Term B-5 Loans due 2028") and $1,078.6 million, due 2030 ("United States Term B-6 Loans due 2030");
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of C$221.0 million (approximately $162.8 million), due 2026 (the "Canadian Term A-3 Loans due 2026"); and
•A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €90.2 million (approximately $95.3 million), of which €22.5 million (approximately $23.8 million) is due in calendar 2023 (the "Euro Term A-1 Loans due 2023") and the remainder is due in 2026 (the "Euro Term A-2 Loans due 2026"). The Euro Term A-1 Loans due 2023 was repaid in full as of October 2, 2023.
The Credit Agreement also includes a revolving credit facility available for loans in United States dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments of approximately $1.2 billion and has a final maturity date of April 6, 2026. As of September 29, 2023, there was $953.8 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $250.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. Each foreign borrower is subject to a sublimit of $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.

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
The applicable margin on the United States Term B-4 Loans due 2027 is 1.75% with respect to Term Benchmark (Adjusted Term Secured Overnight Financing Rate ("SOFR")) borrowings, subject to a SOFR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin on the United States Term B-5 Loans due 2028 and United States Term B-6 Loans due 2030 is 2.50% with respect to Term Benchmark (Adjusted Term SOFR) borrowings, subject to a SOFR floor of 0.00% and 1.50% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the Canadian Term A-3 Loans due 2026, the Euro Term A-1 Loans due 2023, the Euro Term A-2 Loans due 2026 and the senior secured revolving credit facility is 1.125% to 1.625% (as of September 29, 2023 - 1.625%) with respect to Term Benchmark (Adjusted Term SOFR) borrowings, bankers’ acceptance ("BA") rate borrowings and letters of credit fees, subject to a floor of 0.00%, and 0.125% to 0.625% (as of September 29, 2023 - 0.625%) with respect to United States and Canadian base rate borrowings, subject to a floor of 0.00%, and 1.1576% to 1.6576% (as of September 29, 2023 - 1.6576%) with respect to Sterling Overnight Index Average ("SONIA") rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2023 Transactions
On April 17, 2023, the Company repaid $468.0 million of the United States Term B-3 Loans due 2025, and ¥8,409.0 million ($63.0 million) of yen denominated term loans due 2026.
On May 31, 2023, the Company repaid $100.0 million of United States Term B-3 Loans due 2025.
On June 22, 2023, ASI and certain of its subsidiaries entered into Amendment No. 12 to the Credit Agreement, dated March 28, 2017, which provides for, among other things, the extension of the maturity date applicable to all of the United States Term B-3 Loans due 2025 through the establishment of the United States Term B-6 Loans due 2030 in an amount equal to approximately $1.1 billion. The new United States Term B-6 Loans due 2030 were funded in full on June 22, 2023 and were applied by the Company to refinance the remaining United States Term B-3 Loans due 2025.
The new United States Term B-6 Loans due 2030 bear interest rate equal to either (a) a forward-looking term rate based on SOFR for the applicable interest period, plus a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with interest periods of six months (“Adjusted Term SOFR”) or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the Adjusted Term SOFR plus 1.00% plus an applicable margin set initially at 2.50% for borrowings based on Adjusted Term SOFR and 1.50% for borrowings based on the base rate. The United States Term B-6 Loans due 2030 require the payment of installments in a quarterly principal amount of $2,750,000 from September 30, 2023 through March 31, 2030, and $1,025,750,000 at maturity. The United States Term B-6 Loans due 2030 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s other United States Term B Loans outstanding under the Credit Agreement.
The Company capitalized $8.2 million of costs associated with the issuance of the United States Term B-6 Loans due 2030, which are amortized using the effective interest method over the term of the loans and presented on the Consolidated Balance Sheets as a direct deduction from the carrying value of the loans. Amounts paid for the capitalized third-party costs are included within "Other Financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended September 29, 2023. The Company also incurred an original issue discount of $11.0 million upon the issuance of the United States Term B-6 Loans due 2030. The discount is included as an adjustment to the carrying value of the loans and is amortized using the effective interest method over the term of loans in accordance with the accounting literature.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In conjunction with Amendment No. 12 to the Credit Agreement and the borrowing repayments, the Company recorded a $2.5 million non-cash loss for the write-off of unamortized deferred debt issuance costs to "Interest and Other Financing Costs, net" on the Consolidated Statements of Income (Loss) during the fiscal year ended September 29, 2023.
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
Fiscal 2021 Transactions
On April 6, 2021, the Company entered into Amendment No. 11 to the Credit Agreement. Amendment No. 11 provided for, among other things, the extension of the maturity date, in each case, applicable to a portion of the revolving credit facility (the "2018 Tranche Revolving Facility"), a portion of the Canadian dollar denominated term loan due October 2023 (the "Canadian Term A-2 Loans due 2023"), a portion of the Euro Term A-1 Loans due 2023, all of the Yen Term C-1 Loans due 2023 and all of the United States dollar denominated term loan due 2024 (the "United States Term B-2 Loans due 2024") and an increase of $200.0 million in commitments available under the 2018 Tranche Revolving Facility, in each case, under the Credit Agreement through the establishment of Replacement Revolving Commitments (as defined in the Credit Agreement), New Revolving Commitments (as defined in the Credit Agreement), borrowings of Extended Term Loans (as defined in the Credit Agreement) and borrowings of Refinancing Term Loans (as defined in the Credit Agreement), as applicable, under the Credit Agreement comprised of (i) in the case of the portion of the 2018 Tranche Revolving Facility which was extended, new 2021 Tranche Revolving Commitments (the "New 2021 Tranche Revolving Commitments") in an amount equal to $1,153.1 million, terminating in April 2026, (ii) in the case of the portion of the Canadian Term A-2 Loans due 2023 which was extended, the Canadian Term A-3 Loans due 2026 in an amount equal to C$276.9 million, due in April 2026, (iii) in the case of the portion of the Euro Term A-1 Loans due 2023 which was extended, the Euro Term A-2 Loans due 2026 in an amount equal to €78.8 million, due in April 2026, (iv) in the case of the Yen Term C-1 Loans due 2023, the Yen Term C-2 Loans due 2026 in an amount equal to ¥9,343.3 million, due in April 2026 and (v) in the case of the United States Term B-2 Loans due 2024, the United States Term B-5 Loans due 2028 in an amount equal to $833.0 million, due in April 2028. The Canadian Term A-3 Loans due 2026, Euro Term A-2 Loans due 2026, Yen Term C-2 Loans due 2026 and United States Term B-5 Loans due 2028 were funded in full on April 6, 2021 and were applied by the Company to refinance in part the Canadian Term A-2 Loans due 2023 and Euro Term A-1 Loans due 2023 and to refinance in full the Yen Term C-1 Loans due 2023 and United States Term B-2 Loans due 2024, in each case, previously outstanding under the Credit Agreement. As of April 6, 2021 and after giving effect to Amendment No. 11, $53.7 million of 2018 Tranche Revolving Commitments, €33.6 million of Euro Term A-1 Loans due 2023 and C$27.1 million of Canadian Term A-2 Loans due 2023 were outstanding under the Credit Agreement, as amended by Amendment No. 11, in each case due in October 2023 (which date is unchanged from the previous maturity date). The Canadian Term A-2 Loans due 2023 were repaid in full as of October 1, 2021.
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
The Canadian Term A-3 Loans due 2026 require the payment of installments in quarterly principal amounts of C$6.9 million from September 30, 2024 through March 31, 2025, C$10.4 million from June 30, 2025 through March 31, 2026 and C$159.2 million at maturity.
The Euro Term A-2 Loans due 2026 require the payment of installments in quarterly principal amounts of €1.5 million from December 30, 2023 through March 31, 2024, €2.0 million from June 30, 2024 through March 31, 2025, €3.0 million from June 30, 2025 through March 31, 2026 and €45.3 million at maturity.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock, in the case of the stock of foreign subsidiaries) held by ASI, Aramark Intermediate HoldCo Corporation or any of the United States Guarantors and (iii) a security interest in, and mortgages on, substantially all tangible assets of Aramark Intermediate HoldCo Corporation, ASI or any of the United States Guarantors.
Certain Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 29, 2023, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheets that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s United States Term B-4 Loans due 2027, United States Term B-5 Loans due 2028 and United States Term B-6 Loans due 2030 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 29, 2023 was 1.76x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. The minimum Interest Coverage Ratio is at least 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 3.63x for the fiscal year ended September 29, 2023.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Uniform Credit Agreement
On September 29, 2023, the Uniform segment and certain of its subsidiaries entered into a credit agreement ("Uniform Credit Agreement") in anticipation of the separation and distribution of the Uniform segment, including senior secured term loan facilities consisting of the following as of September 29, 2023:
•     A United States dollar denominated term loan to the Uniform segment in the amount of $800.0 million, due September 2025 ("United States Term A-1 Loans due September 2025"); and
•     A United States dollar denominated term loan to the Uniform segment in the amount of $700.0 million, due September 2028 ("United States Term A-2 Loans due September 2028"). The United States Term A-2 Loans require the payment of installments in quarterly principal amounts of $8.8 million through June 30, 2028 and $533.8 million at maturity.
The Uniform Credit Agreement also includes a revolving credit facility available for loans in United States dollars and Canadian dollars with aggregate commitments of $300.0 million as of September 29, 2023. As of September 29, 2023, there were no borrowings under the revolving credit facility. The revolving credit facility includes a $50.0 million sublimit for swingline loans and a $30.0 million sublimit for letters of credit. The revolving credit facility may be drawn by the Uniform segment as well as by certain foreign subsidiaries. Each foreign borrower is subject to a sublimit of $100.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Uniform segment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rate of 0.20% to 0.30% per annum. The actual rate within the range is based on a Consolidated Total Net Leverage Ratio, as defined in the Uniform Credit Agreement.
The applicable margin on the United States Term A-1 Loans due September 2025 and the United States Term A-2 Loans due September 2028 for fiscal 2024 is 2.25% with respect to SOFR borrowings, subject to a floor of 0.00%. The applicable margin on the United States Term A-1 Loans due September 2025 and the United States Term A-2 Loans due September 2028 for fiscal 2025 and thereafter ranges from 1.50% to 2.50% based on the Consolidated Total Net Leverage Ratio, as defined in the Uniform Credit Agreement. The effective interest rate for the United States Term A-1 Loans due September 2025 and the United States Term A-2 Loans due September 2028 was 7.74%.
The Uniform Credit Agreement may be prepaid at any time. The Uniform Credit Agreement requires the Uniform segment to prepay outstanding term loans, subject to certain exceptions, with:
•     100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds exceeds the greater of (a) $30.0 million and (b) 7.5% of Covenant Adjusted EBITDA;
•     100% of the net cash proceeds of all casualty events with respect to any equipment, fixed assets, or real property; provided, further, that such prepayment shall only be required to the extent proceeds related to the event in excess of $10.0 million are not reinvested within the reinvestment period; and
•     100% of the net cash proceeds of any incurrence of debt, but excluding proceeds from certain debt permitted under the Uniform Credit Agreement.
All obligations under the Uniform Credit agreement are unconditionally guaranteed by the Uniform segment and, subject to certain exceptions, substantially all of the Uniform segment's existing and future wholly-owned domestic subsidiaries. All obligations under the Uniform Credit Agreement, and the guarantees of those obligations, are secured by (i) pledges of 100% of the capital stock of the Uniform segment's domestic subsidiaries, (ii) pledges of 65% of the capital stock of the Uniform segment's foreign subsidiaries, and (iii) a security interest in, and mortgages on, substantially all tangible assets of the Uniform segment or any of the guarantors.
The Uniform Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Uniform segment's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell or dispose of assets; pay dividends, make distributions or repurchase its capital stock; engage in certain transactions with affiliates; make investments, loans or advances; create restrictions on the payment of dividends or other amounts to the Uniform segment from its restricted subsidiaries; amend material agreements governing the Uniform segment's subordinated debt; repay or repurchase any subordinated debt, except as scheduled or at maturity; make certain acquisitions; change the Uniform segment's fiscal year; and fundamentally change the Uniform segment’s business. The Uniform Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default.
The Uniform Credit Agreement requires the Uniform segment to maintain a maximum Consolidated Total Net Leverage Ratio, defined as consolidated total indebtedness over unrestricted cash divided by Covenant Adjusted EBITDA, not to exceed 5.25x for any fiscal quarter ending prior to March 31, 2025, and not to exceed 4.50x for any fiscal quarter ending on or after March 31, 2025, subject to certain exceptions. Consolidated total indebtedness is defined in the Uniform Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, disqualified and preferred stock and advances under any Receivables Facility. Covenant Adjusted EBITDA is defined in the Uniform Credit Agreement as consolidated net income increased by interest expense, taxes, depreciation and amortization expense, initial public company costs, restructuring charges, write-offs and noncash charges, non-controlling interest expense, net cost savings in connection with any acquisition, disposition, or other permitted investment under the Uniform Credit Agreement, share-based compensation expense, non-recurring or unusual gains and losses, reimbursable insurance costs, cash expenses related to earn outs, and insured losses.
The Uniform Credit Agreement establishes a minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA divided by consolidated interest expense. The minimum Interest Coverage Ratio is required to be at least 2.00x for the term of the Uniform Credit Agreement.
At September 29, 2023, the Company was in compliance with all covenants under the Uniform Credit Agreement.
The Company capitalized $11.1 million of costs associated with the issuance of the United States Term A-1 Loans due September 2025 and United States Term A-2 Loans due September 2028, which are amortized using the effective interest method over the term of the loans and presented on the Consolidated Balance Sheets as a direct deduction from the carrying

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of the loans. Amounts paid for the capitalized third-party costs are included within "Other Financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended September 29, 2023.
The Uniform credit agreement, which includes the revolving credit facility, $800.0 million United States Term A-1 Loans due September 2025 and $700.0 million United States Term A-2 Loans due September 2028 will be removed from the Company’s Consolidated Balance Sheets as a result of the separation and distribution of the Uniform segment on September 30, 2023.
Senior Notes
6.375% Senior Notes due 2025
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes"). The Company capitalized upon issuance third-party costs of $22.3 million directly attributable to the 6.375% 2025 Notes.
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
On September 15, 2023, ASI filed a redemption notice to redeem the entire $1,500.0 million 6.375% 2025 Notes on October 2, 2023. As of September 29, 2023, the 6.375% 2025 Notes was recorded in "Current maturities of long-term borrowings" on the Consolidated Balance Sheets. On October 2, 2023, the Company repaid the $1,500.0 million 6.375% 2025 Notes from existing cash on hand at year-end in conjunction with the separation and distribution of the Uniform segment.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables Facility
The Company has a Receivables Facility agreement with four financial institutions where it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Amounts borrowed under the Receivables Facility fluctuate monthly based on the Company's funding requirements and the level of qualified receivables available to collateralize the Receivables Facility. On July 19, 2023, the Company increased the purchase limit available under the Receivables Facility from $500.0 million to $600.0 million and extended the scheduled maturity date from June 2024 to July 2026. All other terms and conditions of the agreement remained largely unchanged.
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
As of September 29, 2023, there are no outstanding borrowings under the Receivables Facility. As of September 30, 2022, there were $104.9 million outstanding borrowings under the Receivables Facility.
Future Maturities and Interest and Other Financing Costs, net
At September 29, 2023, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $47.1 million reduction to long-term borrowings from debt issuance costs, $10.7 million reduction from the discount on the United States Term B-6 Loans due 2030 and $0.5 million reduction from the discount on the United States Term B-4 Loans due 2027) are as follows (in thousands):

2024	$1,610,749
2025	1,832,316
2026	434,529
2027	910,182
2028	2,470,875
Thereafter	1,091,650
The components of interest and other financing costs, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Interest expense	$441,262	$381,533	$413,713
Interest income	(30,246)	(17,617)	(15,250)
Other financing costs	28,569	8,811	2,903
Total	$439,585	$372,727	$401,366
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash Flow Hedges
The Company has approximately $2.2 billion notional amount of outstanding interest rate swap agreements as of September 29, 2023, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During fiscal 2023, the Company entered into $150.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings and $1.2 billion notional amount of previously forward starting interest rate swap agreements became effective. In addition, interest rate swaps with notional amounts of $1.6 billion matured during fiscal 2023.
During fiscal 2023, the Company entered into bilateral agreements with its swap counterparties to transition all of its interest rate swap agreements to use SOFR as the reference rate in anticipation of the discontinuance of LIBOR. There are no changes to interest rate swap parties, notional amounts or settlement dates as a result of these amendments. As of September 29, 2023, all of the Company's interest rate swap agreements were indexed to SOFR.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of September 29, 2023 and September 30, 2022, $109.1 million and $114.7 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Interest rate swap agreements(1)	$51,541	$193,616	$1,228

(1)	Change in the amounts driven by changes in forward interest rates.
Derivatives not Designated in Hedging Relationships
The Company entered into a series of pay fixed/receive floating gasoline and diesel fuel agreements based on the Department of Energy weekly retail on-highway index in order to limit its exposure to price fluctuations for gasoline and diesel fuel. As of September 29, 2023, the Company has contracts for approximately 6.6 million gallons outstanding through June of fiscal 2024. The majority of these gasoline and diesel fuel agreements support the Uniform segment with the remaining agreements supporting the FSS United States segment, whereas the impact will be immaterial following the separation and distribution of the Uniform segment subsequent to fiscal year-end (see Note 1). The Company does not record its gasoline and diesel fuel agreements as hedges for accounting purposes. The impact on earnings related to the change in fair value of these unsettled contracts was a gain of $2.6 million for fiscal 2023, a loss of $5.2 million for fiscal 2022 and a gain of $4.4 million for fiscal 2021. The change in fair value for unsettled contracts is included in "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss). When the contracts settle, the gain or loss is recorded in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments on the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 29, 2023	September 30, 2022
ASSETS
Designated as hedging instruments:
Interest rate swap agreements	Prepayments and other current assets	$—	$5,278
Interest rate swap agreements	Other Assets	147,458	149,755
		$147,458	$155,033

LIABILITIES
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Accounts Payable	$1	$2,631
		$1	$2,631
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments and the location of the loss (gain) for the Company's derivatives not designated as hedging instruments on the Consolidated Statements of Income (Loss) (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 29, 2023	September 30, 2022	October 1, 2021
Designated as hedging instruments:
Interest rate swap agreements(1)	Interest and Other Financing Costs, net	$(59,117)	$27,970	$50,595
Not designated as hedging instruments:
Gasoline and diesel fuel agreements	Cost of services provided (exclusive of depreciation and amortization)/ Selling and general corporate expenses	314	(3,203)	(8,044)
		$(58,803)	$24,767	$42,551

(1)	Change in the amounts driven by changes in forward interest rates.
As of September 29, 2023, the Company has a Euro denominated term loan in the amount of €90.2 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At September 29, 2023, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $53.7 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021(1)
FSS United States:
Business & Industry	$1,407.2	$1,081.2	$695.7
Education	3,437.0	3,161.5	2,124.4
Healthcare	1,318.3	1,235.8	891.2
Sports, Leisure & Corrections	3,537.1	2,722.0	1,511.3
Facilities & Other	2,021.8	1,830.3	1,586.7
Total FSS United States	11,721.4	10,030.8	6,809.3

FSS International:
Europe	2,303.6	1,853.3	1,347.5
Rest of World	2,058.2	1,803.1	1,518.7
Total FSS International	4,361.8	3,656.4	2,866.2

Uniform	2,770.7	2,639.4	2,420.5

Total Revenue	$18,853.9	$16,326.6	$12,096.0

(1)	COVID-19 had a negative impact on revenue for the fiscal year ended October 1, 2021 (see Note 1).
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
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized on a straight-line basis over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. As of September 29, 2023 and September 30, 2022, the Company had $775.1 million and $751.8 million of leasehold improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to four years. The amortization rates used are based on the Company's specific experience. Cost to fulfill - Rental merchandise in-service are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
The following table summarizes the location of the expense recorded on the Consolidated Statements of Income (Loss) related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	September 29, 2023	September 30, 2022	October 1, 2021
Employee sales commissions	Cost of services provided (exclusive of depreciation and amortization)	$28.6	$26.3	$23.9
Leasehold improvements	Depreciation and amortization	129.8	123.9	131.6
Cost to fulfill - Client	Depreciation and amortization	17.7	19.5	20.0
Long-term prepaid rent	Cost of services provided (exclusive of depreciation and amortization)	47.5	34.8	25.3
Cost to fulfill - Rental merchandise in-service	Cost of services provided (exclusive of depreciation and amortization)	343.9	288.5	274.5
Deferred income is recognized in "Accrued expenses and other current liabilities" and "Deferred Income Taxes and Other Noncurrent Liabilities" on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer, which are primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current if the deferred income is expected to be recognized in the next 12 months or as noncurrent if the deferred income is expected to be recognized in excess of the next 12 months. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the fiscal year ended September 29, 2023, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended September 29, 2023, the Company recognized $298.9 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	September 29, 2023	September 30, 2022
Deferred income	$356.1	$324.5
NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 30 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less ("short-term leases"). Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 12 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $29.3 million at September 29, 2023 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 29, 2023.
The Company recognizes operating lease liabilities and operating lease right-of-use assets on its Consolidated Balance Sheets. Operating lease right-of-use assets represent the Company’s right to use the underlying assets for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities and operating lease right-of-use assets are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. Deferred rent, tenant improvement allowances and prepaid rent are included in the operating lease right-of-use asset balances. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
Variable lease payments, which primarily consist of leases associated with the Company's revenue contracts with customers, real estate taxes, common area maintenance charges, insurance costs and other operating expenses, are not included in the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is required to discount its future minimum lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company primarily uses its incremental borrowing rate as the discount rate. The Company uses a portfolio approach to determine the incremental borrowing rate based on the geographic location of the lease and the remaining lease term. The incremental borrowing rate is calculated using a base line rate plus an applicable margin.
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	September 29, 2023	September 30, 2022
Assets:
Operating(1)(2)	Operating Lease Right-of-use Assets	$630,158	$592,145
Finance	Property and Equipment, net	152,551	137,550
Total lease assets		$782,709	$729,695
Liabilities:
Current
Operating	Current operating lease liabilities	$71,206	$68,858
Finance	Current maturities of long-term borrowings	31,412	27,430
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	291,955	305,623
Finance	Long-term borrowings	133,398	119,943
Total lease liabilities		$527,971	$521,854

Weighted average remaining lease term (in years)
Operating leases		7.1	7.7
Finance leases		7.4	7.7
Weighted average discount rate
Operating leases		4.3%	3.7%
Finance leases		4.4%	4.0%

(1)	Includes $320.1 million and $260.2 million of long-term prepaid rent as of September 29, 2023 and September 30, 2022, respectively.
(2)	During fiscal 2023, the Company recorded impairment charges to its Operating Lease Right-of-use Assets (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of lease related costs on the Consolidated Statements of Income (Loss) (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	September 29, 2023	September 30, 2022	October 1, 2021
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization)	$133,510	$122,607	$116,934
Variable lease costs(2)	Cost of services provided (exclusive of depreciation and amortization)	932,225	774,437	344,130
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization)	87,962	71,726	48,288
Finance lease cost(3):
Amortization of right-of-use-assets	Depreciation and amortization	34,745	32,702	31,243
Interest on lease liabilities	Interest and Other Financing Costs, net	5,666	4,499	4,794
Net lease cost		$1,194,108	$1,005,971	$545,389

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $903.4 million, $745.6 million and $325.3 million of costs related to leases associated with revenue contracts with customers for fiscal 2023, 2022 and 2021, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales. Variable lease costs during fiscal 2021 was impacted by COVID-19.

(3)	Excludes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases for the periods reported is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$194,663	$135,936	$189,061
Operating cash flows from finance leases	5,666	4,499	4,794
Financing cash flows from finance leases	31,808	31,289	32,496
Lease assets obtained in exchange for lease obligations:
Operating leases	$64,857	$82,635	$61,345
Finance leases	47,488	35,839	36,046

(1)
For fiscal 2023, excludes cash paid for variable and short-term lease costs of $919.0 million and $88.0 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2022, excludes cash paid for variable and short-term lease costs of $734.2 million and $71.7 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2021, excludes cash paid for variable and short-term lease costs of $304.5 million and $48.3 million, respectively, that are not included within the measurement of lease liabilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancelable leases as of September 29, 2023 are as follows (in thousands):

	Operating leases	Finance leases	Total
2024	$85,073	$37,366	$122,439
2025	71,165	33,906	105,071
2026	58,165	29,310	87,475
2027	45,612	24,039	69,651
2028	37,319	19,300	56,619
Thereafter	125,028	49,400	174,428
Total future minimum lease payments	$422,362	$193,321	$615,683
Less: Interest	(59,201)	(28,511)	(87,712)
Present value of lease liabilities	$363,161	$164,810	$527,971

NOTE 9. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2023, fiscal 2022 and fiscal 2021 was $30.3 million, $28.6 million and $28.1 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2023, fiscal 2022 and fiscal 2021 was $15.3 million, $15.1 million and $15.2 million, respectively.
The following table sets forth the components of net periodic pension cost for the Company's single-employer defined benefit pension plans for fiscal 2023, fiscal 2022 and fiscal 2021 (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Service cost	$840	$1,045	$1,327
Interest cost	6,521	3,887	4,736
Expected return on plan assets	(8,271)	(9,915)	(14,003)
Settlements and curtailments(1)	—	—	61,706
Amortization of prior service cost	26	27	32
Recognized net loss	446	4,574	3,829
Net periodic pension (income) expense	$(438)	$(382)	$57,627

(1)
During fiscal 2021, the Company terminated certain Canadian single-employer defined benefit pension plans and recognized a non-cash loss of $60.9 million on the Consolidated Statements of Income (Loss).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth changes in the projected benefit obligation and the fair value of plan assets for these plans (in thousands):

Change in plan assets:	September 29, 2023	September 30, 2022
Fair value of plan assets, beginning	$161,504	$239,013
Foreign currency translation	10,991	(29,381)
Employer contributions	1,184	5,710
Employee contributions	47	88
Actual return on plan assets	(7,021)	(30,650)
Benefits paid	(8,895)	(23,276)
Fair value of plan assets, end	$157,810	$161,504
Change in benefit obligation:
Benefit obligation, beginning	$122,628	$220,950
Foreign currency translation	7,492	(22,871)
Service cost	840	1,045
Interest cost	6,521	3,887
Employee contributions	47	88
Actuarial gain	(8,162)	(57,195)
Benefits paid	(8,895)	(23,276)
Benefit obligation, ending	120,471	122,628
Funded Status at end of year	$37,339	$38,876
Amounts recognized on the Consolidated Balance Sheets consist of the following (in thousands):

	September 29, 2023	September 30, 2022
Noncurrent benefit asset (included in Other Assets)	$45,443	$47,436
Noncurrent benefit liability (included in Other Noncurrent Liabilities)	(8,104)	(8,560)
Net actuarial loss (included in Accumulated other comprehensive loss before taxes)	28,352	20,411
The following weighted average assumptions were used to determine pension expense of the respective fiscal years:

	September 29, 2023	September 30, 2022
Discount rate	5.1%	2.1%
Rate of compensation increase	0.5%	2.2%
Long-term rate of return on assets	5.2%	4.8%
The following weighted average assumptions were used to determine the funded status of the respective fiscal years:

	September 29, 2023	September 30, 2022
Discount rate	5.4%	4.9%
Rate of compensation increase	0.6%	2.0%
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
The accumulated benefit obligation as of September 29, 2023 was $120.5 million. During fiscal 2023, actuarial losses of $7.1 million were recognized in other comprehensive income (before taxes) and $0.4 million of actuarial losses were recognized as net periodic pension cost during such period.
The accumulated benefit obligation as of September 30, 2022 was $122.5 million. During fiscal 2022, actuarial gains of $14.6 million were recognized in other comprehensive income (before taxes) and $4.6 million of actuarial losses were recognized as net periodic pension cost during such period.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth information for the Company's single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023	September 30, 2022
Projected benefit obligation	$8,104	$8,560
Accumulated benefit obligation	8,104	8,560
Assets of the plans are generally invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The Company's investment policies also require an appropriate level of diversification across the asset categories. As the Company contemplates or moves toward the wind down of plans, it has shifted toward a more conservative investment approach with a higher proportion of fixed income and cash investments to ensure adequate liquidity at the time of wind down. The current overall capital structure and targeted ranges for asset classes are 5-15% invested in equity securities, 75-95% invested in debt securities and 0-10% in real estate investments and cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.
The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into account historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.
The fair value of plan assets for the Company's defined benefit pension plans as of September 29, 2023 and September 30, 2022 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	September 29, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$14,017	$14,017	$—	$—
Equity securities:
Investment trusts	1,591	1,591	—	—
Investment funds:
Equity funds	14,374	—	14,374	—
Fixed income funds	126,899	—	126,899	—
Real estate	929	—	—	929
Total	$157,810	$15,608	$141,273	$929

	September 30, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$6,746	$6,746	$—	$—
Equity securities:
Investment trusts	1,641	1,641	—	—
Investment funds:
Equity funds	67,035	—	67,035	—
Fixed income funds	76,275	—	76,275	—
Real estate	9,807	—	—	9,807
Total	$161,504	$8,387	$143,310	$9,807
The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets.
Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds, for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active. Investments in equity securities and equity funds include publicly-traded international companies that are diversified across industry, country and stock market capitalization. Investments in fixed income funds primarily consist of international corporate bonds and government securities. For equity securities, the investments are predominantly valued using a market approach based on the closing fair market prices of identical instruments in the principal market on which they are traded. For investment funds, fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities and is therefore categorized as Level 2, as the Plan does

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not directly own shares in these underlying investments. Substantially all of the real estate investments are in international markets.
It is the Company's policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company's defined benefit pension plans (in thousands):

Fiscal 2024	$6,589
Fiscal 2025	6,859
Fiscal 2026	6,855
Fiscal 2027	6,962
Fiscal 2028	7,560
Fiscal 2029 – 2033	41,709
The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
The expected contributions to be paid to the Company's defined benefit pension plans during fiscal 2024 are approximately $1.0 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's participation in these plans for fiscal 2023 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2023 and 2022 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants and plans in the critical zone are generally less than 65% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2023, fiscal 2022 and fiscal 2021 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2023	2022		2023	2022	2021	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$3,994	$3,434	$2,579	No	8/4/2023 - 8/28/2026
UNITE HERE Retirement Fund	82-0994119/ 001	Critical and Declining	Critical and Declining	Implemented	6,379	5,483	2,699	No	12/31/2022 - 1/1/2026
Local 1102 Retirement Trust	13-1847329/ 001	Critical and Declining	Critical and Declining	Implemented	65	33	22	No	9/30/2024
Central States SE and SW Areas Pension Plan	36-6044243/ 001	Critical	Critical and Declining	Implemented	4,439	4,167	3,994	No	3/8/2024 - 9/22/2028
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical and Declining	Critical	Implemented	333	353	354	No	1/31/2023
SEIU National Industry Pension Fund (1)	52-6148540/ 001	Critical	Critical	Implemented	230	795	750	No	3/31/2021 - 6/30/2025
Retail Wholesale & Department Store International Union and Industry Pension Fund	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	466	462	510	No	7/5/2023 - 5/31/2027
Other funds					17,617	16,113	15,995
Total contributions					$33,523	$30,840	$26,903

(1)	Approximately 50% of the Company's participants in this fund are covered by a single CBA that expires on 4/14/2025.
The Company provided more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2022, 12/31/2021 and 12/31/2020
National Retirement Fund	12/31/2022 and 12/31/2020
Retail Wholesale & Department Store International Union and Industry Pension Fund	12/31/2022, 12/31/2021 and 12/31/2020
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	12/31/2022
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in fiscal 2023.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of Income (Loss) Before Income Taxes by source of income (loss) are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States	$391,460	$142,507	$(147,735)
Non-United States(1)	459,684	113,131	14,883
	$851,144	$255,638	$(132,852)

(1)	Fiscal 2023 includes gains from sale of equity investments (see Note 1).
The Provision (Benefit) for Income Taxes consists of (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Current:
Federal	$28,118	$1,125	$(18,245)
State and local	16,108	7,467	(1,309)
Non-United States	18,843	17,447	22,155
	63,069	26,039	2,601
Deferred:
Federal(1)	101,120	29,912	(15,364)
State and local	10,058	1,525	(11,652)
Non-United States	3,367	3,985	(16,218)
	114,545	35,422	(43,234)
	$177,614	$61,461	$(40,633)

(1)	Fiscal 2023 increase in deferred tax expense is a result of the utilization of tax credit carryforward assets.
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
Current taxes receivable of $10.2 million and $10.8 million at September 29, 2023 and September 30, 2022, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $25.0 million and $2.6 million at September 29, 2023 and September 30, 2022, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets. During fiscal 2021, the Company received $93.6 million of proceeds related to the fiscal 2020 income tax return from the net operating losses ("NOLs") generated in fiscal 2020 as a result of the CARES Act.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision (Benefit) for Income Taxes varies from the amount determined by applying the United States Federal statutory rate to Income (Loss) Before Income Taxes as a result of the following (all percentages are as a percentage of Income (Loss) Before Income Taxes):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.4	4.7	7.7
Foreign taxes	1.1	4.0	6.1
Reduction of foreign valuation allowances	(0.4)	(2.1)	(16.5)
Permanent book/tax differences	(0.4)	2.4	(0.4)
Uncertain tax positions	0.7	1.0	(2.2)
Reduction of foreign tax credit valuation allowance	(0.6)	(0.3)	(27.5)
Sale of investments(1)	(1.6)	—	—
CARES Act - Carryback rate differential	—	—	37.9
Canada Defined Benefit Pension Plan Termination	—	—	3.0
Pennsylvania Rate Change Impact	—	(1.7)	—
Tax credits & other	(1.3)	(5.0)	1.5
Effective income tax rate	20.9%	24.0%	30.6%

(1)	Includes mainly capital tax gains related to the sale of equity investments in AIM offset by capital tax losses in certain investments in foreign entities.
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
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. During fiscal 2023 and fiscal 2022, the Company recorded a benefit to the "Provision (Benefit) for Income Taxes" within the Consolidated Statements of Income (Loss) of $3.8 million and $8.5 million, respectively, for the reversal of a valuation allowance at a subsidiary in the FSS International segment. The valuation allowance reversal was driven by the Company's ability to utilize DTAs based on future taxable income expected due to business acquisitions. During fiscal 2021, the Company recorded a valuation allowance against DTAs based on cumulative losses in certain subsidiaries in the FSS International segment of $22.0 million to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss). The Company continues to monitor operating performance and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized.
During fiscal 2023, the Company recorded a net expense to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $76.7 million, of which $98.4 million reflects the capital gain on the sale of its AIM Services Co., Ltd. equity investment, offset by $21.7 million of capital losses resulting from the restructuring of certain foreign subsidiaries.
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
On March 27, 2020, the CARES Act was enacted in response to COVID-19. The CARES Act, among other things, permitted NOLs incurred in fiscal years 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. NOLs arising in fiscal years 2019, 2020, or 2021 are created in years that have a 21.0% federal income tax rate. If these NOLs are carried back to years prior to fiscal year 2018, the resulting refund would be in years with a 35.0% federal income tax rate.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2021, the Company recorded, as a result of the CARES Act, a net benefit to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $12.0 million, of which $50.3 million reflected the NOLs expected to be carried back to Pre-Tax Cuts and Jobs Act ("TCJA") years at 35.0% as opposed to the current year rate of 21.0%, which more than offsets the $36.5 million valuation allowance on DTAs related to foreign tax credit ("FTC") carryforwards and $1.8 million of tax benefits eliminated by the NOLs carried back. For the fiscal year ended October 1, 2021, the NOL carryback generated a $3.7 million current taxes receivable, along with $71.3 million of FTCs and $11.0 million of general business credits that will be used to offset future federal income tax liabilities.
The Company recorded a net benefit to the "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss) of $4.0 million during fiscal 2021 related to the release of certain stranded tax effects when the Company terminated certain Canadian pension plans (see Note 9).
As of September 29, 2023 and September 30, 2022, the components of Deferred Income Taxes are as follows (in thousands):

	September 29, 2023	September 30, 2022
Deferred tax liabilities:
Derivatives	$38,339	$40,325
Property and equipment	60,622	98,331
Investments	13,864	44,233
Other intangible assets, including goodwill	635,154	606,211
Cost to fulfill - Rental merchandise in-service	70,359	56,976
Operating Lease Right-of-use Assets	61,049	83,270
Computer software costs and other	33,014	25,401
Gross deferred tax liability	912,401	954,747
Deferred tax assets:
Insurance	13,999	16,087
Employee compensation and benefits	98,791	83,467
Accruals and allowances	27,640	31,803
Operating lease liabilities	74,024	91,492
NOL/credit carryforwards and other	192,309	345,119
Gross deferred tax asset, before valuation allowances	406,763	567,968
Valuation allowances	(78,194)	(83,827)
Net deferred tax liability	$583,832	$470,606
Rollforward of the valuation allowance is as follows:

	September 29, 2023	September 30, 2022
Balance, beginning of year	$(83,827)	$(97,472)
Additions	—	—
Subtractions(1)	5,633	13,645
Balance, end of year	$(78,194)	$(83,827)

(1)	The subtractions in fiscal 2023 and fiscal 2022 are mainly driven by the reversal of a valuation allowance based on future taxable income expected due to acquisitions of businesses in the FSS International segment. Fiscal 2022 also includes the reversal of valuation allowances related to pensions.
DTLs of $610.5 million and $501.4 million as of September 29, 2023 and September 30, 2022, respectively, are included in "Deferred Income Taxes and Other Noncurrent Liabilities" on the Consolidated Balance Sheets. DTAs of $26.7 million and $30.8 million as of September 29, 2023 and September 30, 2022, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.
As of September 29, 2023, certain subsidiaries have recorded DTAs of $85.5 million associated with accumulated federal, state and foreign NOL carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has a valuation allowance of $47.1 million on the DTAs related to these state and foreign NOL carryforwards as of September 29, 2023. State NOL carryforwards generally begin to expire in 2024 and foreign NOL carryforwards generally have no expiration date.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 29, 2023, the Company has $74.4 million of FTC carryforwards, which begin to expire in 2027, along with $0.8 million of general business credits, which begin to expire in 2044, and $10.1 million of interest restriction carryforwards, which do not expire. The Company has a valuation allowance of $31.1 million on the DTAs related to FTC carryforwards as of September 29, 2023.
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $455.9 million and $347.2 million as of September 29, 2023 and September 30, 2022, respectively. The foreign withholding tax cost associated with remitting these earnings is $27.3 million and $20.4 million as of September 29, 2023 and September 30, 2022, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Company has $70.3 million of total gross unrecognized tax benefits as of September 29, 2023, of which $39.9 million, if recognized, would impact the effective tax rate and $30.4 million would result in an adjustment to the DTL or payable.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 29, 2023	September 30, 2022
Balance, beginning of year	$80,220	$65,414
Additions based on tax positions taken in the current year	4,433	863
Additions for tax positions taken in prior years(1)	—	19,610
Reductions for remeasurements, settlements and payments(2)	(12,451)	(4,212)
Reductions due to statute expiration	(1,889)	(1,455)
Balance, end of year	$70,313	$80,220

(1)	Fiscal 2022 includes a $16.2 million reclass from deferred income tax liabilities for a position taken in prior years primarily related to tangible property.
(2)	Fiscal 2023 includes a remeasurement of foreign tax credit assets that are available to reduce a position taken in prior years.
The Company has $11.4 million and $9.7 million accrued for interest and penalties as of September 29, 2023 and September 30, 2022, respectively, on the Consolidated Balance Sheets and recorded $1.7 million, $3.1 million and $2.0 million in interest and penalties during fiscal 2023, fiscal 2022 and fiscal 2021, respectively in the Consolidated Statements of Income (Loss). Interest and penalties related to unrecognized tax benefits are recorded in "Provision (Benefit) for Income Taxes" on the Consolidated Statements of Income (Loss). The Company has $9.6 million of FTCs that will reduce the gross unrecognized tax benefit.
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
NOTE 11. STOCKHOLDERS' EQUITY:
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	September 29, 2023	September 30, 2022	October 1, 2021
Dividend payments	$114.6	$113.1	$112.0
On November 13, 2023, a $0.095 dividend per share of common stock was declared, payable on December 8, 2023, to shareholders of record on the close of business on November 28, 2023.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At September 29, 2023 and September 30, 2022, zero shares of preferred stock were issued or outstanding.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHARE-BASED COMPENSATION:
On November 12, 2013, the Board of Directors approved, and the stockholders of Aramark adopted by written consent, the Aramark 2013 Stock Incentive Plan (the "Old 2013 Stock Plan"), which became effective on December 1, 2013 and the amended and restated Old 2013 Stock Plan was approved by the Board of Directors on November 9, 2016 and approved by the stockholders of Aramark on February 1, 2017 (as amended, the "2013 Stock Plan"). The 2013 Stock Plan provides that the total number of shares of common stock that may be issued under the 2013 Stock Plan is 25.5 million. On January 29, 2020, the Company's stockholders approved the Second Amended and Restated 2013 Stock Incentive Plan, which amended and restated the 2013 Stock Plan. The Second Amended and Restated 2013 Stock Incentive Plan provides for up to 7.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan as of January 29, 2020 that are not subject to outstanding awards under the 2013 Stock Plan. On February 2, 2021, the Company's stockholders approved the Third Amended and Restated 2013 Stock Incentive Plan, which amended and restated the Company's 2013 Incentive Plan last amended on January 29, 2020. The Third Amended and Restated 2013 Stock Incentive Plan provides for up to 3.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan.
On February 3, 2023, the stockholders of Aramark approved the Aramark 2023 Stock Incentive Plan (the "2023 Stock Plan") to replace the 2013 Stock Plan. The 2023 Stock Plan provides for up to 8.5 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 2013 Stock Plan.
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), PSUs, Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income (Loss) (in millions).

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
TBOs	$15.4	$16.2	$15.1
TBO-Rs	5.2	4.8	4.6
RSUs	51.5	57.8	46.0
PSUs	10.7	5.6	—
Deferred Stock Units	1.7	2.0	1.9
ESPP(1)	2.4	9.1	3.5
	$86.9	$95.5	$71.1

Taxes related to share-based compensation	$15.6	$16.9	$22.6
Cash Received from Option Exercises/ESPP Purchases	47.0	49.3	41.6
Tax Benefit on Share Deliveries (2)	1.9	1.0	3.8

(1)
Share-based compensation expense related to the ESPP decreased during fiscal 2023 compared to fiscal 2022 as the Company suspended its ESPP beginning in the second quarter of fiscal 2023. Share-based compensation expense related to the ESPP increased during fiscal 2022 compared to fiscal 2021 as the program was available for the entirety of fiscal 2022 as compared to only a portion of fiscal 2021, and the program expanded to additional countries in fiscal 2022.

(2)	The tax benefit on option exercises, restricted stock unit and ESPP unit deliveries is included in "Accrued Expenses" on the Consolidated Statements of Cash Flows.
No compensation expense was capitalized. The Company applies an estimated forfeiture assumption of 9.0% per annum based on actual forfeiture activity, which was in effect during each of the fiscal years presented.
The below table summarizes the unrecognized compensation expense as of September 29, 2023 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$16.6	2.53
TBO-Rs	6.2	1.59
RSUs	59.7	2.39
PSU	23.3	2.51
Total	$105.8

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Time-Based Options
The Company's annual TBO grants for fiscal 2023 and fiscal 2022 were awarded in November 2022 and November 2021, respectively, while the Company's annual TBO grants for fiscal 2021 were awarded early in September 2020. The fiscal 2023 TBO grants vest solely based upon continued employment over a four year time period. The fiscal 2022 and 2021 TBO grants vest solely based upon continued employment over a three year time period. All TBOs remain exercisable for 10 years from the date of grant.
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
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Expected volatility	42%	41%	40%
Expected dividend yield	1.00% - 1.19%	1.18% - 1.30%	1.08% - 1.25%
Expected life (in years)	6.25	6.00	6.08
Risk-free interest rate	3.65% - 4.28%	1.26% - 2.96%	0.52% - 1.15%
Weighted-average grant-date fair value	$17.01	$13.27	$13.08
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2022	7,343	$34.19
Granted	928	$40.28
Exercised	(1,369)	$31.94
Forfeited and expired	(302)	$37.52
Outstanding at September 29, 2023	6,600	$35.36	$14,641	6.3
Exercisable at September 29, 2023	4,733	$33.92	$14,353	5.5
Expected to vest at September 29, 2023	1,707	$39.00	$272	8.3

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Total intrinsic value exercised (in millions)	$12.0	$6.4	$14.5
Total fair value that vested (in millions)	15.7	13.8	16.0
Retention Time-Based Options
In September 2020, the Board of Directors granted special stock option awards for fiscal 2021 to its key business leaders. The option awards have exercise prices that are in all cases materially above the trading price of the Company's common stock as of the date of grant. The options are awarded in six tranches, with exercise prices that start at $35 and increase in $10 increments to an $85 exercise price. All options remain exercisable for 10 years from the date of grant. These awards will vest ratably on the third, fourth and fifth anniversaries of the grant date. The fair value of the TBO-Rs granted was estimated using the Black-Scholes option pricing model, following the same assumptions and methodology used to value the TBOs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TBO-R activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 30, 2022	5,562	$66.15
Exercised	(8)	$35.00
Forfeited and expired	(332)	$66.84
Outstanding at September 29, 2023	5,222	$66.15	$—	6.9
Exercisable at September 29, 2023	1,741	$66.15	$—	6.9
Expected to vest at September 29, 2023	3,209	$66.15	$—	6.9

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Total intrinsic value exercised (in millions)	$—	$—	$—
Total fair value that vested (in millions)	6.9	0.3	—
Time-Based Restricted Stock Units
The Company's annual RSU grants for fiscal 2023 and fiscal 2022 were awarded in November 2022 and November 2021, respectively, while the Company's annual RSU grants for fiscal 2021 were awarded early in September 2020. For RSU grants awarded during or subsequent to November 2022 and prior to September 2020, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant's continued employment with the Company through each such anniversary. For RSU grants awarded between September 2020 and October 2022, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	3,464	$35.59
Granted	1,337	$40.26
Vested	(1,672)	$34.18
Forfeited	(421)	$36.70
Outstanding at September 29, 2023	2,708	$38.54

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Total fair value that vested (in millions)	$57.1	$41.6	$58.7
Performance Stock Units
Under the 2013 Stock Plan and 2023 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2023, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted earnings per share, actual return on invested capital and total shareholder return for the cumulative performance period of three years and the participant's continued employment with the Company over four years. The Company is accounting for the fiscal 2023 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. During fiscal 2022, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company over three years. The Company also granted PSUs during fiscal 2022 subject to the level of achievement of actual return on invested capital for the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cumulative performance period of three years and the participant's continued employment with the Company over three years. The Company is accounting for the fiscal 2022 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. No share-based compensation expense was recorded during fiscal 2022 or fiscal 2021 related to PSUs granted during fiscal 2020 as the performance targets for the awards were not met.
On October 13, 2023, the Company's Board of Directors, pursuant to the terms of the Third Amended and Restated 2013 Stock Incentive Plan and to reflect the separation and distribution of the Company’s Uniform segment that occurred on September 30, 2023, approved amendments to the performance goals and performance periods for the Company’s outstanding Performance Stock Units ("PSUs"). For the PSUs granted in fiscal 2022, which were subject to performance targets for the three-year period ending September 27, 2024, two-thirds of these PSUs will now be subject to new adjusted performance targets and an adjusted performance period for the two-year period ending September 29, 2023 and the remaining one-third of these PSUs will be subject to new adjusted performance targets for the one-year period ending September 27, 2024. The PSUs granted in fiscal 2023, which were subject to performance targets for the three-year period ending October 3, 2025, were amended to be subject to adjusted performance targets primarily to reflect the Company on a post-spin off basis. The Company's Board of Directors also approved adjustments increasing the maximum aggregate number of shares authorized for awards under the 2023 Stock Plan by an additional 3.5 million shares.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 30, 2022	1,000	$41.13
Granted	477	$48.88
Forfeited	(579)	$42.93
Outstanding at September 29, 2023	898	$44.32
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors and represent the right to receive shares of the Company's common stock in the future. Each Deferred Stock Unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors or at the director's election upon vesting. The grant-date fair value of Deferred Stock Units is based on the fair value of the Company's common stock. The Deferred Stock Units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 45,319 Deferred Stock Units during fiscal 2023. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
Employee Stock Purchase Plan
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 ESPP. The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. There were 0.4 million, 1.3 million and 0.5 million shares purchased under the ESPP during the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively. The Company suspended its ESPP beginning in the second quarter of fiscal 2023.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Earnings (Loss):
Net income (loss) attributable to Aramark stockholders	$674,108	$194,484	$(90,833)
Shares:
Basic weighted-average shares outstanding	260,592	257,314	254,748
Effect of dilutive securities(1)	2,002	1,760	—
Diluted weighted-average shares outstanding	262,594	259,074	254,748

Basic Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$2.59	$0.76	$(0.36)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to Aramark stockholders	$2.57	$0.75	$(0.36)

(1)
Incremental shares of 2.0 million have been excluded from the computation of diluted weighted-average shares outstanding for the fiscal year ended October 1, 2021, because the effect would have been antidilutive due to the net loss attributable to Aramark stockholders during the period.

Share-based awards to purchase 8.7 million, 9.3 million and 8.8 million shares were outstanding at September 29, 2023, September 30, 2022 and October 1, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as their effect would have been antidilutive. In addition, PSUs related to 0.9 million, 0.5 million and 0.6 million shares were outstanding at September 29, 2023, September 30, 2022 and October 1, 2021, respectively, but were not included in the computation of diluted earnings (loss) per common share, as the performance targets were not yet met.
NOTE 14. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $840.8 million at September 29, 2023, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At September 29, 2023, the Company also has letters of credit outstanding in the amount of $85.5 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. BUSINESS SEGMENTS:
The Company reports its operating results in three reportable segments: FSS United States, FSS International and Uniform. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 12). In the Company's Food and Support Services segments, approximately 74% of the global revenue is related to food services and 26% is related to facilities services. COVID-19 had a negative impact on revenue, operating income, capital expenditures and other identifiable assets for all segments in fiscal 2021 (see Note 1). During fiscal years 2023, 2022 and 2021, the Company recorded a gain of $36.3 million, $19.0 million and $10.0 million, respectively, relating to the recovery of the Company’s investment (possessory interest) at one of the National Park Service sites within the FSS United States segment, which is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income (Loss). During fiscal 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd. and ownership interests in other equity investments recognizing a $427.8 million net pre-tax gain on the Consolidated Statements of Income (Loss) (see Note 1). During fiscal 2021, the Company identified an observable price change related to its equity investment without a readily determinable fair value related to the San Antonio Spurs NBA franchise and recognized a $137.9 million non-cash gain on the Consolidated Statements of Income (Loss) (see Note 1). The Company terminated certain Canadian defined benefit pension plans and recognized a $60.9 million non-cash loss on the Consolidated Statements of Income (Loss) during fiscal 2021 (see Note 9). Financial information by segment is as follows (in millions):

	Fiscal Year Ended
Revenue	September 29, 2023	September 30, 2022	October 1, 2021
FSS United States	$11,721.4	$10,030.8	$6,809.3
FSS International	4,361.8	3,656.4	2,866.2
Uniform	2,770.7	2,639.4	2,420.5
	$18,853.9	$16,326.6	$12,096.0

	Fiscal Year Ended
Operating Income	September 29, 2023	September 30, 2022	October 1, 2021
FSS United States	$669.5	$449.0	$131.8
FSS International	114.5	112.5	58.2
Uniform	227.3	218.1	120.8
Total Segment Operating Income	1,011.3	779.6	310.8
Corporate	(148.4)	(151.2)	(119.4)
Total Operating Income	$862.9	$628.4	$191.4

	Fiscal Year Ended
Reconciliation to Income (Loss) Before Income Taxes	September 29, 2023	September 30, 2022	October 1, 2021
Total Operating Income	$862.9	$628.4	$191.4
Gain on Equity Investments, net	(427.8)	—	(137.9)
Loss on Defined Benefit Pension Plan Termination	—	—	60.9
Interest and Other Financing Costs, net	439.6	372.8	401.3
Income (Loss) Before Income Taxes	$851.1	$255.6	$(132.9)

	Fiscal Year Ended
Depreciation and Amortization	September 29, 2023	September 30, 2022	October 1, 2021
FSS United States	$342.4	$330.9	$347.4
FSS International	67.3	66.8	69.4
Uniform	136.5	134.3	133.3
Corporate	0.2	0.3	0.6
	$546.4	$532.3	$550.7

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
Capital Expenditures and Other*	September 29, 2023	September 30, 2022	October 1, 2021
FSS United States	$299.3	$283.3	$261.8
FSS International	85.3	76.0	59.3
Uniform	77.9	76.7	90.3
Corporate	0.4	—	0.2
	$462.9	$436.0	$411.6
* Includes amounts acquired in business combinations

Identifiable Assets	September 29, 2023	September 30, 2022
FSS United States	$9,535.2	$9,639.7
FSS International	2,250.8	1,989.1
Uniform	3,242.1	3,227.4
Corporate(1)	1,843.1	226.2
	$16,871.2	$15,082.4

(1)
In anticipation of the separation and distribution of Vestis, the Uniform legal entity executed a cash dividend to Aramark Corporate of approximately $1.5 billion, resulting in an increase of identifiable assets within Corporate.

The following geographic data include revenue generated by subsidiaries within that geographic area and net property and equipment based on physical location (in millions):

	Fiscal Year Ended
Revenue	September 29, 2023	September 30, 2022	October 1, 2021
United States	$14,050.3	$12,277.0	$8,947.8
Foreign	4,803.6	4,049.6	3,148.2
	$18,853.9	$16,326.6	$12,096.0

Property and Equipment, net	September 29, 2023	September 30, 2022
United States	$1,798.7	$1,777.7
Foreign	291.8	254.3
	$2,090.5	$2,032.0
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at September 29, 2023 and September 30, 2022 was $8,239.6 million and $7,153.4 million, respectively. The carrying value of the Company's debt at

September 29, 2023 and September 30, 2022 was $8,263.5 million and $7,410.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022 (see Note 2), the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that will be accounted for as compensation expense to be recognized on the Consolidated Statements of Income (Loss) over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During fiscal 2023, due to lower performance than expected mainly from inflationary cost pressures, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in a gain net of expenses of $37.3 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized on the Consolidated Statements of Income (Loss) since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) for the fiscal year ended September 29, 2023. The contingent consideration liability at September 29, 2023 and September 30, 2022 was $8.4 million and $45.8 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021 (see Note 2), the Company recorded a contingent consideration obligation based on the fair value of the expected payments. During the second quarter of fiscal 2022, the unit purchase agreement with the former owners of Next Level was amended to modify the terms and conditions associated with the contingent consideration. The amended agreement included calendar year 2023, in addition to calendar years 2022 and 2021, as a performance period to earn consideration should Next Level achieve certain adjusted EBITDA levels. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During fiscal 2023, due to continued lower performance than expected mainly from inflationary cost pressures and the reduced prospective business opportunities, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in a $48.4 million gain, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss) for the fiscal year ended September 29, 2023. During fiscal 2022, the Company paid $9.3 million related to the contingent consideration liability, which was for the calendar 2021 performance period. In addition, due to lower performance than expected from inflationary cost pressures, the Company adjusted the contingent consideration liability to the fair value of future expected payments during fiscal 2022, resulting in a $20.7 million gain, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income (Loss). The fair value of the contingent consideration liability at September 29, 2023 and September 30, 2022 was zero and $48.4 million, respectively.

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2023, SEPTEMBER 30, 2022 AND OCTOBER 1, 2021

		Additions	Reductions
(in thousands)	Balance, Beginning of Period	Charged to Income	Deductions from Reserves(1)	Balance, End of Period
Description
Fiscal Year 2023
Allowance for credit losses	$56,388	$38,074	$37,890	$56,572
Fiscal Year 2022
Allowance for credit losses	$79,644	$1,923	$25,179	$56,388
Fiscal Year 2021
Allowance for credit losses	$74,925	$13,544	$8,825	$79,644

(1)	Amounts determined not to be collectible and charged against the reserve and translation.

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

2.3
Separation and Distribution Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 2.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

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

3.3
Fourth Amended and Restated By-Laws of Aramark, dated August 1, 2023 (incorporated by reference to Exhibit 3.1 to Aramark’s Current Report on Form 8-K filed with the SEC on August 3, 2023, pursuant to the Exchange Act (file number 001-36223)).

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

4.8
Third Supplemental Indenture governing the 3.125% Senior Notes due April 2025, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

4.9
Third Supplemental Indenture governing the 5.000% Senior Notes due April 2025, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

4.10
Third Supplemental Indenture governing the 5.000% Senior Notes due February 2028, dated as of December 16, 2022, among the subsidiary guarantors named therein, each a subsidiary of Aramark Services, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

4.11
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

10.13
Amendment No. 12 (the “Amendment”), dated as of June 22, 2023, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on June 27, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.14
Amendment No. 13 (the “Amendment”), dated as of June 29, 2023, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”) and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.15
Joinder Agreement, dated as of November 18, 2022, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.16
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

10.17
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among Aramark and the other parties thereto (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.18†
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.19†
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.20†
Offer Letter dated February 4, 2019 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.21 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.21†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.5 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.22†
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

10.27†
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

10.29*†	Offer Letter dated December 2, 2022 between Aramark and Abigail A. Charpentier.
10.30*†	Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated December 3, 2022 between Aramark and Abigail A. Charpentier.
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

10.37†
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

10.41†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.39 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2021 pursuant to the Exchange Act (file number 001-36223)).

10.42†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).
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

10.45†
Aramark Third Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).

10.46†
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

10.49†
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

10.51†
Form of Non-Qualified Stock Option Award (Retirement Notice/Full Vest) (incorporated by reference to Exhibit 10.72 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.52†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.73 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.53†
Form of Performance Stock Unit Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.74 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.54†
Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.75 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.55†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.93 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.56†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.57†
Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.58†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.59†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.60†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.61†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.62†
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

10.64†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.106 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.65†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.107 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.66†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.108 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.67†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.109 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.68†
Form of Schedule I to Performance Stock Unit Award (ELC Grant) (incorporated by reference to Exhibit 10.82 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2021 pursuant to the Exchange Act (file number 001-36223)).

10.69†
Form of Schedule I to Performance Stock Unit Award (ELT Grant) (incorporated by reference to Exhibit 10.83 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2021 pursuant to the Exchange Act (file number 001-36223)).

10.70†
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

10.72†
Form of Deferred Stock Unit Agreement under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.73†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.74
Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated October 6, 2019. (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on October 7, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.75
Letter Amendment to Stewardship Framework Agreement by and between Aramark and MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, dated December 14, 2020 (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2021, pursuant to the Exchange Act (file number 001-36223)).

10.76
Registration Rights Agreement, dated as of December 14, 2020, by and between MR BridgeStone Advisor LLC, on behalf of itself and its affiliated funds, and Aramark (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.77	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
10.78†
Amendment Number One to the Aramark 2021 Employee Stock Purchase Plan effective November 7th, 2022 (incorporated by reference to Exhibit 10.87 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.79†
Form of ELT Stock Option Grant Agreement (incorporated by reference to Exhibit 10.88 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.80†
Form of ELT Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.89 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.81†
Form of ELT Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.90 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.82†
Form of CEO Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.91 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.83†
Form of CEO Restrictive Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.92 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.84†
Form of CEO Stock Option Grant Agreement (incorporated by reference to Exhibit 10.93 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.85†
Form of Schedule I to Performance Stock Units (incorporated by reference to Exhibit 10.94 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.86†
Letter Agreement, dated as of December 2, 2022 by and between Aramark and Lynn McKee (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 5, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.87†
Aramark 2023 Stock Incentive Plan (incorporated by reference to Appendix A to Aramark’s Definitive Proxy Statement filed with the SEC on December 23, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.88†
Form of Annual Deferred Stock Unit Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.89†
Form of Quarterly Deferred Retainer Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.90†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.91
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.92
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.93†
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.3 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.94*†	Form of ELT Stock Option Grant Agreement (2023 Plan).
10.95*†	Form of ELT RSU Grant Agreement (2023 Plan).
10.96*†	Form of ELT PSU Grant Agreement (2023 Plan).
10.97*†	Form of CEO Stock Option Grant Agreement (2023 Plan).
10.98*†	Form of CEO RSU Grant Agreement (2023 Plan).
10.99*†	Form of CEO PSU Grant Agreement (2023 Plan).
10.100*†	Amended and Restated ELT PSUs 2022-2024 Schedule I.
10.101*†	Amended and Restated ELC PSUs 2022-2024 Schedule I.
21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and Thomas G. Ondrof, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*†	Aramark Incentive Compensation Clawback Policy.

101
The following financial information from Aramark's Annual Report on Form 10-K for the period ended September 29, 2023 formatted in inline XBRL: (i) Consolidated Balance Sheets as of September 29, 2023 and September 30, 2022; (ii) Consolidated Statements of Income (Loss) for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 29, 2023, September 30, 2022 and October 1, 2021

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