Form 10-Q
period 2023-12-29
Aramark
filed 2024-02-06
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 26, 2024, the number of shares of the registrant's common stock outstanding is 262,453,791.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and the growing conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the recently completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 29, 2023	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$295,597	$1,927,088
Receivables (less allowances: $36,836 and $31,506)	2,198,781	1,970,782
Inventories	367,614	403,707
Prepayments and other current assets	305,428	297,519
Current assets of discontinued operations	—	620,931
Total current assets	3,167,420	5,220,027
Property and Equipment, net	1,490,475	1,425,973
Goodwill	4,661,018	4,615,986
Other Intangible Assets	1,824,457	1,804,473
Operating Lease Right-of-use Assets	597,965	572,268
Other Assets	678,114	728,678
Noncurrent Assets of Discontinued Operations	—	2,503,836
	$12,419,449	$16,871,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$41,513	$1,543,032
Current operating lease liabilities	50,178	51,271
Accounts payable	1,096,193	1,271,859
Accrued payroll and related expenses	367,339	479,827
Accrued expenses and other current liabilities	934,191	1,288,454
Current liabilities of discontinued operations	—	395,524
Total current liabilities	2,489,414	5,029,967
Long-Term Borrowings	5,930,220	5,098,662
Noncurrent Operating Lease Liabilities	244,420	245,871
Deferred Income Taxes	399,901	410,935
Other Noncurrent Liabilities	500,728	503,129
Noncurrent Liabilities of Discontinued Operations	—	1,861,735
Commitments and Contingencies (see Note 11)
Redeemable Noncontrolling Interests	8,132	8,224
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 302,432,929 shares and 301,069,012 shares; and outstanding: 262,368,455 shares and 261,450,373 shares)	3,024	3,011
Capital surplus	3,847,489	3,825,620
Retained earnings	79,299	964,158
Accumulated other comprehensive loss	(89,011)	(98,237)
Treasury stock (shares held in treasury: 40,064,474 shares and 39,618,639 shares)	(994,167)	(981,834)
Total stockholders' equity	2,846,634	3,712,718
	$12,419,449	$16,871,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 29, 2023	December 30, 2022
Revenue	$4,407,765	$3,913,720
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,045,078	3,591,802
Depreciation and amortization	105,544	102,597
Selling and general corporate expenses	90,193	67,636
	4,240,815	3,762,035
Operating income	166,950	151,685
Interest Expense, net	114,562	100,951
Income from Continuing Operations Before Income Taxes	52,388	50,734
Provision for Income Taxes from Continuing Operations	23,871	12,736
Net income from Continuing Operations	28,517	37,998
Less: Net loss attributable to noncontrolling interests	(19)	(500)
Net income from Continuing Operations attributable to Aramark stockholders	28,536	38,498
Income from Discontinued Operations, net of tax	—	35,653
Net income attributable to Aramark stockholders	$28,536	$74,151

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.11	$0.15
Income from Discontinued Operations	—	0.14
Basic earnings per share attributable to Aramark stockholders	$0.11	$0.29

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.11	$0.15
Income from Discontinued Operations	—	0.13
Diluted earnings per share attributable to Aramark stockholders	$0.11	$0.28

Weighted Average Shares Outstanding:
Basic	262,053	259,454
Diluted	264,287	261,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2023	December 30, 2022
Net income from Continuing Operations	$28,517	$37,998
Income from Discontinued Operations, net of tax	—	35,653
Net income	28,517	73,651
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	15,349	34,837
Fair value of cash flow hedges	(37,532)	(6,165)
Share of equity investee's comprehensive income	—	(592)
Other comprehensive (loss) income, net of tax	(22,183)	28,080
Comprehensive income	6,334	101,731
Less: Net loss attributable to noncontrolling interests	(19)	(500)
Comprehensive income attributable to Aramark stockholders	$6,353	$102,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 29, 2023	December 30, 2022
Cash flows from operating activities of Continuing Operations:
Net income from Continuing Operations	$28,517	$37,998
Adjustments to reconcile Net income from Continuing Operations to Net cash used in operating activities of Continuing Operations
Depreciation and amortization	105,544	102,597
Asset write-downs	—	18,316
Reduction of contingent consideration liability (see Note 13)	—	(29,941)
Deferred income taxes	1,175	12,806
Share-based compensation expense	13,654	20,574
Changes in operating assets and liabilities:
Receivables	(209,339)	(100,528)
Inventories	33,303	6,868
Prepayments and Other Current Assets	(7,864)	4,549
Accounts Payable	(180,799)	(254,225)
Accrued Expenses	(460,413)	(415,251)
Payments made to clients on contracts	(45,075)	(33,868)
Other operating activities	64,220	14,357
Net cash used in operating activities of Continuing Operations	(657,077)	(615,748)
Cash flows from investing activities of Continuing Operations:
Purchases of property and equipment and other	(115,621)	(88,904)
Disposals of property and equipment	4,420	3,347
Acquisition of certain businesses, net of cash acquired	(83,316)	(3,505)
Other investing activities	(3,451)	17,874
Net cash used in investing activities of Continuing Operations	(197,968)	(71,188)
Cash flows from financing activities of Continuing Operations:
Proceeds from long-term borrowings	228,221	301,790
Payments of long-term borrowings	(1,538,997)	(19,415)
Net change in funding under the Receivables Facility	600,000	395,065
Payments of dividends	(24,915)	(28,566)
Proceeds from issuance of common stock	4,496	28,198
Other financing activities	(47,808)	(14,538)
Net cash (used in) provided by financing activities of Continuing Operations	(779,003)	662,534
Discontinued Operations:
Net cash provided by operating activities	—	8,543
Net cash used in investing activities	—	(12,936)
Net cash used in financing activities	—	(5,476)
Net cash used in Discontinued Operations	—	(9,869)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	5,334	11,661
Decrease in cash and cash equivalents and restricted cash	(1,628,714)	(22,610)
Cash and cash equivalents and restricted cash, beginning of period	1,972,367	365,431
Cash and cash equivalents and restricted cash, end of period	$343,653	$342,821

Supplemental disclosure of cash flow information	Three Months Ended
(in millions)	December 29, 2023	December 30, 2022
Interest paid	$111.5	$113.5
Income taxes paid	45.4	12.0
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated Balance Sheets:

Balance Sheet classification	Three Months Ended
(in thousands)	December 29, 2023	December 30, 2022
Cash and cash equivalents	$295,597	$288,228
Restricted cash in Prepayments and other current assets	48,056	37,771
Cash and cash equivalents in Current assets of discontinued operations	—	16,822
Total cash and cash equivalents and restricted cash	$343,653	$342,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (see Note 2)	(855,105)			(886,514)	31,409
Payments of dividends ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	74,151			74,151
Other comprehensive income	28,080				28,080
Capital contributions from issuance of common stock	33,594	20	33,574
Share-based compensation expense	24,043		24,043
Repurchases of common stock	(15,559)					(15,559)
Payments of dividends ($0.11 per share)	(30,686)			(30,686)
Balance, December 30, 2022	$3,143,263	$2,996	$3,739,583	$450,249	$(83,491)	$(966,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food and facilities services to education, healthcare, business & industry and sports, leisure & corrections clients. The Company's core market is the United States, which is supplemented by an additional 14-country footprint. The Company also provides services on a more limited basis in several additional countries and in offshore locations. The Company operates its business in two reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States") and Food and Support Services International ("FSS International").
On September 30, 2023, the Company completed the previously announced separation and distribution of its Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"), and the historical results of the Uniform segment have been reflected as discontinued operations in the Company's condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the Uniform segment are classified as assets and liabilities of discontinued operations in the Company's Condensed Consolidated Balance Sheets as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2.
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 21, 2023. The Condensed Consolidated Balance Sheet as of September 29, 2023 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50) to enhance the transparency of supplier finance programs, which may be referred to as reverse factoring, payables finance or structured payables arrangements. The guidance requires that a buyer in a supplier finance program disclose the program's nature, activity and potential magnitude. The guidance was effective for the Company in the first quarter of fiscal 2024. The Company reviewed existing supplier finance agreements and enhanced disclosures with qualitative and quantitative information about its supplier finance program, but the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which required that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as if it had originated the contracts. The guidance was effective for the Company in the first quarter of fiscal 2024. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
Standards Not Yet Adopted (from most to least recent date of issuance)
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The guidance will require improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for the Company's annual disclosures for fiscal 2026 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance will require additional disclosures about significant

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
segment expenses. The guidance is effective for the Company's annual disclosures for fiscal 2025 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive loss (net of tax).
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 29, 2023			December 30, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$28,517			$73,651
Foreign currency translation adjustments	15,349	—	15,349	37,069	(2,232)	34,837
Fair value of cash flow hedges	(50,719)	13,187	(37,532)	(8,331)	2,166	(6,165)
Share of equity investee's comprehensive loss	—	—	—	(592)	—	(592)
Other comprehensive (loss) income	(35,370)	13,187	(22,183)	28,146	(66)	28,080
Comprehensive income			6,334			101,731
Less: Net loss attributable to noncontrolling interests			(19)			(500)
Comprehensive income attributable to Aramark stockholders			$6,353			$102,231
The amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and $26.3 million currency translation adjustment during the three months ended December 29, 2023 related to the separation and distribution of the Uniform segment (see Note 2).
Accumulated other comprehensive loss consists of the following (in thousands):

	December 29, 2023	September 29, 2023
Pension plan adjustments	$(9,165)	$(14,241)
Foreign currency translation adjustments	(151,433)	(193,115)
Cash flow hedges	71,587	109,119
	$(89,011)	$(98,237)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholder's equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement was a foreign currency transaction loss of $3.9 million and $1.1 million during the three month periods ended December 29, 2023 and December 30, 2022, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three month periods of both fiscal 2024 and 2023 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 29, 2023. These regulations may have the

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of December 29, 2023 and September 29, 2023, cash and cash equivalents at the Captive were $14.4 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of December 29, 2023 and September 29, 2023 was $111.7 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage. This restricted cash is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, for the three months ended December 30, 2022, the Company recorded an impairment charge of $18.3 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The impairment charge consisted of operating lease right-of-use assets of $7.9 million and property and equipment of $10.4 million.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts (including employee sales commissions), long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of December 29, 2023 and September 29, 2023 was $71.2 million and $73.5 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both December 29, 2023 and September 29, 2023 was $83.6 million.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of December 29, 2023 and September 29, 2023, the Company had $3.1 million and $2.8 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Other Current and Noncurrent Liabilities
The Company is self-insured for certain obligations related to its employee health care benefit programs as well as for certain risks retained under its general liability, automobile liability, workers' compensation liability and certain property damage programs. Reserves for these programs are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.
Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $47.6 million of deferred social security taxes were paid in fiscal 2023.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. DISCONTINUED OPERATIONS:
On September 30, 2023, the Company completed the previously announced separation and distribution of its Uniform segment into an independent publicly traded company, Vestis. The separation was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the New York Stock Exchange.
In connection with the separation and distribution, the Company entered into or adopted several agreements that provide a framework for the relationship between the Company and Vestis, including, but not limited to the following:
Separation and Distribution Agreement - governs the rights and obligations of the parties regarding the distribution following the completion of the separation, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and Vestis following the distribution, including procedures with respect to claims subject to indemnification and related matters.
Transition Services Agreement - governs services between the Company and Vestis and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. The services will terminate no later than 24 months following the distribution date.
Tax Matters Agreement - governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
Employee Matters Agreement - governs the allocation of liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters.
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three months ended December 29, 2023, the value of the services provided to Vestis were immaterial to the Company's financial statements with no outstanding receivables balance as of December 29, 2023.
The historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution on September 30, 2023.
Details of "Income from Discontinued Operations, net of tax" are as follows (in thousands):

Three Months Ended
December 30, 2022
Revenue	$687,278
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	570,282
Depreciation and amortization	33,887
Selling and general corporate expenses	35,148
639,317
Operating income	47,961
Interest Expense, net	394
Income from Discontinued Operations Before Income Taxes	47,567
Provision for Income Taxes from Discontinued Operations	11,914
Income from Discontinued Operations, net of tax	$35,653
During the three months ended December 30, 2022, the Company incurred charges of $5.0 million related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs, of which $3.5 million was recorded within "Income from Discontinued Operations, net of tax" and $1.5 million was recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
During the three months ended December 29, 2023, the Company incurred $20.0 million of banker fees related to the separation and distribution of its Uniform segment and $8.8 million of charitable contribution expense for the contribution of Vestis shares to a donor advised fund in order to fund charitable contributions, which were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Uniform segment assets and liabilities classified as discontinued operations in the Company's Condensed Consolidated Balance Sheets (in thousands):

September 29, 2023
ASSETS
Cash and cash equivalents	$36,051
Receivables (less allowance: $25,066)	392,916
Inventories	174,720
Prepayments and other current assets	17,244
Current assets of discontinued operations	620,931
Property and Equipment, net	664,530
Goodwill	963,543
Other Intangible Assets	238,609
Operating Lease Right-of-use Assets	57,890
Other Assets	579,264
Noncurrent Assets of Discontinued Operations	$2,503,836

LIABILITIES
Current maturities of long-term borrowings	$53,910
Current operating lease liabilities	19,935
Accounts payable	134,497
Accrued payroll and other related expenses	113,770
Accrued expenses and other current liabilities	73,412
Current liabilities of discontinued operations	395,524
Long-Term Borrowings	1,567,910
Noncurrent Operating Lease Liabilities	46,084
Deferred Income Taxes	199,535
Other Noncurrent Liabilities	48,206
Noncurrent Liabilities of Discontinued Operations	$1,861,735
In the fourth quarter of fiscal 2023, the Uniform legal entity entered into the Uniform credit agreement. The Uniform credit agreement included a revolving credit facility, a United States dollar denominated term loan in the amount of $800.0 million due September 2025 and a United States dollar denominated term loan in the amount of $700.0 million due September 2028, which are recorded in "Noncurrent Liabilities of Discontinued Operations" on the Condensed Consolidated Balance Sheets as of September 29, 2023. Also in the fourth quarter of fiscal 2023, the Uniform legal entity paid a cash dividend to the Company of $1,456.7 million. On October 2, 2023, the Company used the proceeds from the cash dividend, along with cash on hand, to repay the $1,500.0 million 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes") (see Note 4).
The Company recorded its distribution of Vestis' net assets as a decrease in "Retained Earnings". The amount recorded reflected the carrying amounts, as of September 29, 2023, of the net assets distributed offset by the holdback of Vestis shares upon distribution of $8.8 million and $3.6 million of net cash received from Vestis post-separation. The Company also recorded a net decrease to "Accumulated other comprehensive loss" of $31.4 million to derecognize foreign currency translation adjustments and pension plan adjustments which were attributable to Vestis.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in total goodwill during the three months ended December 29, 2023 are as follows (in thousands):

Segment	September 29, 2023	Acquisitions	Translation	December 29, 2023
FSS United States	$4,164,392	$24,159	$58	$4,188,609
FSS International	451,594	4,898	15,917	472,409
	$4,615,986	$29,057	$15,975	$4,661,018
Other intangible assets consist of the following (in thousands):

	December 29, 2023			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,158,560	$(456,546)	$702,014	$1,116,771	$(433,741)	$683,030
Trade names	1,142,208	(19,765)	1,122,443	1,137,535	(16,092)	1,121,443
	$2,300,768	$(476,311)	$1,824,457	$2,254,306	$(449,833)	$1,804,473
Amortization of intangible assets for the three months ended December 29, 2023 and December 30, 2022 was $23.9 million and $21.7 million, respectively.
NOTE 4. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 29, 2023	September 29, 2023
Senior secured revolving credit facility, due April 2026	$387,505	$170,759
Senior secured term loan facility, due April 2026	239,924	258,060
Senior secured term loan facility, due January 2027	835,890	835,631
Senior secured term loan facility, due April 2028	724,705	724,393
Senior secured term loan facility, due June 2030	1,076,392	1,078,588
5.000% senior notes, due April 2025	549,701	549,348
3.125% senior notes, due April 2025(1)	357,982	342,718
6.375% senior notes, due May 2025	—	1,492,153
5.000% senior notes, due February 2028	1,143,276	1,142,910
Receivables Facility, due July 2026	600,000	—
Finance leases	34,187	31,933
Other	22,171	15,201
	5,971,733	6,641,694
Less—current portion	(41,513)	(1,543,032)
	$5,930,220	$5,098,662

(1)	This is a Euro denominated borrowing.
As of December 29, 2023, there were approximately $762.3 million of outstanding foreign currency borrowings.
As of December 29, 2023, the Company had approximately $737.0 million of availability under the senior secured revolving credit facility.
On October 2, 2023, the Company repaid the $1,500.0 million 6.375% 2025 Notes in conjunction with the separation and distribution of the Uniform segment (see Note 2). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Condensed Consolidated Statements of Income for the three months ended December 29, 2023, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2023.
NOTE 5. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, including interest rate swap agreements, that are recognized as either assets or liabilities on the balance sheet

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. The Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has $2.3 billion notional amount of outstanding interest rate swap agreements as of December 29, 2023, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During the first quarter of fiscal 2024, the Company entered into $100.0 million notional amount of forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 29, 2023 and September 29, 2023, $71.6 million and $109.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	December 29, 2023	December 30, 2022
Interest rate swap agreements	$(31,953)	$1,984
The following table summarizes the location and fair value, using Level 2 inputs (see Note 13 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 29, 2023	September 29, 2023
Interest rate swap agreements	Other Assets	$96,739	$147,458
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 29, 2023	December 30, 2022
Interest rate swap agreements	Interest Expense, net	$(18,766)	$(10,315)
As of December 29, 2023, the Company has a Euro denominated term loan in the amount of €66.5 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At December 29, 2023, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $44.4 million.
NOTE 6. REVENUE RECOGNITION:
The Company generates revenue through sales of food and facility services to customers based on written contracts at the locations it serves. The Company provides food and beverage services, including catering and retail services, and facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. In accordance with ASC 606, the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
Performance Obligations

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
FSS United States:
Business & Industry	$383.1	$331.5
Education	1,112.3	1,003.6
Healthcare(1)	399.1	412.4
Sports, Leisure & Corrections	903.6	784.6
Facilities & Other(1)	414.7	388.9
Total FSS United States	3,212.8	2,921.0

FSS International:
Europe	637.8	504.2
Rest of World	557.2	488.5
Total FSS International	1,195.0	992.7

Total Revenue	$4,407.8	$3,913.7

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" three months ended December 30, 2022 results were recast to reflect this change.

Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current as the deferred income is expected to be recognized in the next 12 months. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the three months ended December 29, 2023, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the three months ended December 29, 2023, the Company recognized $217.2 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	December 29, 2023	September 29, 2023
Deferred income	$156.5	$329.9

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. INCOME TAXES:
During the three months ended December 29, 2023, the Company recorded a valuation allowance to the "Provision for Income Taxes from Continuing Operations" to the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
NOTE 8. STOCKHOLDERS' EQUITY:
On January 30, 2024, the Company's Board of Directors approved a $0.095 dividend per share of common stock, payable on February 28, 2024, to stockholders of record on the close of business on February 14, 2024.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At December 29, 2023 and September 29, 2023, zero shares of preferred stock were issued or outstanding.
NOTE 9. SHARE-BASED COMPENSATION:
On October 13, 2023, the Company's Compensation and Human Resources Committee of the Board of Directors (the "Committee"), pursuant to the terms of the Third Amended and Restated 2013 Stock Incentive Plan and to reflect the separation and distribution of the Company’s Uniform segment that occurred on September 30, 2023, approved amendments to the performance goals and performance periods for the Company’s outstanding Performance Stock Units ("PSUs"). For the PSUs granted in fiscal 2022, which were subject to performance targets for the three-year period ending September 27, 2024, two-thirds of these PSUs became subject to new adjusted performance targets and an adjusted performance period for the two-year period ending September 29, 2023 and the remaining one-third of these PSUs will be subject to new adjusted performance targets for the one-year period ending September 27, 2024. The PSUs granted in fiscal 2023, which were subject to performance targets for the three-year period ending October 3, 2025, were amended to be subject to adjusted performance targets primarily to reflect the Company on a post-spin off basis. The Committee also approved adjustments increasing the maximum aggregate number of shares authorized for awards under the 2023 Stock Plan by an additional 3.5 million shares.
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

	Three Months Ended
	December 29, 2023	December 30, 2022
TBOs	$2.4	$3.4
TBO-Rs	0.1	1.9
RSUs	7.9	11.2
PSUs	2.8	1.9
Deferred Stock Units	0.5	0.3
ESPP(1)	—	1.9
	$13.7	$20.6

Taxes related to share-based compensation	$2.6	$3.5
Cash Received from Option Exercises/ESPP Purchases	4.5	28.2
Tax Benefit on Share Deliveries	—	0.7

(1)	The Company suspended its ESPP beginning in the second quarter of fiscal 2023.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended December 29, 2023:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.1	$11.99
RSUs	1.5	$28.05
PSUs	0.7	$32.10
	3.3
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 29, 2023	December 30, 2022
Earnings:
Net income from Continuing Operations attributable to Aramark stockholders	$28,536	$38,498
Income from Discontinued Operations, net of tax	—	35,653
Net income attributable to Aramark stockholders	$28,536	$74,151
Shares:
Basic weighted-average shares outstanding	262,053	259,454
Effect of dilutive securities	2,234	1,960
Diluted weighted-average shares outstanding	264,287	261,414

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.11	$0.15
Income from Discontinued Operations	—	0.14
Basic earnings per share attributable to Aramark stockholders	$0.11	$0.29
Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.11	$0.15
Income from Discontinued Operations	—	0.13
Diluted earnings per share attributable to Aramark stockholders	$0.11	$0.28
Share-based awards to purchase 13.1 million and 9.1 million shares were outstanding for the three months ended December 29, 2023 and December 30, 2022, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.3 million and 0.8 million shares were outstanding for the three months ended December 29, 2023 and December 30, 2022, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 11. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $31.3 million at December 29, 2023 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 29, 2023.

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
NOTE 12. BUSINESS SEGMENTS:
The Company reports its operating results in two reportable segments: FSS United States and FSS International. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 9). Approximately 74% of the global revenue is related to food services and 26% is related to facilities services. During the three months ended December 30, 2022, the Company received proceeds of $19.8 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	December 29, 2023	December 30, 2022
FSS United States	$3,212.8	$2,921.0
FSS International	1,195.0	992.7
Total Revenue	$4,407.8	$3,913.7

	Three Months Ended
Operating Income	December 29, 2023	December 30, 2022
FSS United States	$174.8	$158.6
FSS International	46.3	26.8
Total Segment Operating Income	221.1	185.4
Corporate	(54.1)	(33.7)
Total Operating Income	$167.0	$151.7

	Three Months Ended
Reconciliation to Income from Continuing Operations Before Income Taxes	December 29, 2023	December 30, 2022
Total Operating Income	$167.0	$151.7
Interest Expense, net	114.6	101.0
Income from Continuing Operations Before Income Taxes	$52.4	$50.7

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at December 29, 2023 and September 29, 2023 was $5,973.0 million and $6,606.7 million, respectively. The carrying value of the Company's debt at December 29, 2023 and September 29, 2023 was $5,971.7 million and $6,641.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that will be accounted for as compensation expense to be recognized on the Condensed Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. The contingent consideration liability at December 29, 2023 and September 29, 2023 was $9.0 million and $8.4 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the three months ended December 30, 2022, due to continued lower performance than expected mainly from inflationary cost pressures and the reduced prospective business opportunities, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.9 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income for the three months ended December 30, 2022. The fair value of the contingent consideration liability at December 29, 2023 and September 29, 2023 was zero.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 29, 2023 and December 30, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023.
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
Overview
We are a leading global provider of food and facilities services to education, healthcare, business & industry and sports, leisure & corrections clients. Our core market is the United States, which is supplemented by an additional 14-country footprint. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships, we serve millions of consumers including students, patients, employees, sports fans and guests worldwide. We operate our business in two reportable segments: Food and Support Services United States ("FSS United States") and Food and Support Services International ("FSS International").
Our FSS United States reportable segment operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients. Administrative expenses not allocated to our two reportable segments are presented separately as corporate expenses.
On September 30, 2023, we completed the previously announced separation and distribution of our Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"), and the historical results of the Uniform segment have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated to the Uniform segment are classified as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheets as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2 to the condensed consolidated financial statements.
Current Business Environment
We have seen improving inflation trends where inflationary costs in product, energy and labor have moderated over the past quarter, particularly in the United States. However, inflation remains elevated as compared to historical rates within the United States and abroad. In addition, we continue to see elevated market interest rates and significant changes in foreign currencies. We expect these conditions to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ending September 27, 2024 and September 29, 2023 are both fifty-two week periods.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 29, 2023 and December 30, 2022 (in millions).

	Three Months Ended		Change
	December 29, 2023	December 30, 2022	$	%
Revenue	$4,407.8	$3,913.7	$494.1	12.6%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,045.1	3,591.8	453.3	12.6%
Other operating expenses	195.7	170.2	25.5	15.0%
	4,240.8	3,762.0	478.8	12.7%
Operating income	167.0	151.7	15.3	10.1%
Interest Expense, net	114.6	101.0	13.6	13.5%
Income from Continuing Operations Before Income Taxes	52.4	50.7	1.7	3.3%
Provision for Income Taxes from Continuing Operations	23.9	12.7	11.2	87.4%
Net income from Continuing Operations	$28.5	$38.0	$(9.5)	(25.0)%

	Three Months Ended		Change
Revenue by Segment(1)	December 29, 2023	December 30, 2022	$	%
FSS United States	$3,212.8	$2,921.0	$291.8	10.0%
FSS International	1,195.0	992.7	202.3	20.4%
	$4,407.8	$3,913.7	$494.1	12.6%

	Three Months Ended		Change
Operating Income by Segment	December 29, 2023	December 30, 2022	$	%
FSS United States	$174.8	$158.6	$16.2	10.2%
FSS International	46.3	26.8	19.5	72.8%
Corporate	(54.1)	(33.7)	(20.4)	(60.6)%
	$167.0	$151.7	$15.3	10.1%
(1) As a percentage of total revenue, FSS United States represented 72.9% and 74.6% and FSS International represented 27.1% and 25.4% for the three months ended December 29, 2023 and December 30, 2022, respectively.

Consolidated Overview
Revenue increased by approximately 12.6% during the three month period of fiscal 2024 compared to the prior year period. The increase during this period was primarily attributable to base business growth, including volume growth and contract price increases, and net new business.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three months ended December 29, 2023 and December 30, 2022 (in millions).

	Three Months Ended
	December 29, 2023		December 30, 2022
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$2,919.3	90.9%	$2,646.4	90.6%
FSS International	1,125.8	94.2%	945.4	95.2%
	$4,045.1	91.8%	$3,591.8	91.8%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three months ended December 29, 2023 and December 30, 2022.

	Three Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	December 29, 2023	December 30, 2022
Food and support service costs(1)	30.5%	30.8%
Personnel costs(2)	43.9%	45.1%
Other direct costs(3)	25.6%	24.1%
	100.0%	100.0%
(1) Food and support service costs represented a slightly lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 29, 2023 compared to the prior year period mainly driven by other direct costs increasing at a higher proportion as compared to food and support service costs and the moderation of product inflationary costs.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 29, 2023 compared to the prior year period due to other direct costs increasing at a higher proportion as compared to personnel costs as well as efficiencies gained from headcount reductions taken during fiscal 2023 and moderation of labor inflationary costs.
(3) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three months ended December 29, 2023 compared to the prior year period due to lower non-cash income related to the reduction of the contingent consideration liabilities related to the acquisition earn outs, net of expense ($26.3 million) and prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million).
Operating income increased by $15.3 million during the three month period of fiscal 2024 compared to the prior year period, driven by base business volume growth, cost management, improved supply chain economics and prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($18.3 million) (see Note 1 to the condensed consolidated financial statements). The increases in operating income during the three month period of fiscal 2024 more than offset higher expenses related to the separation and distribution of the Uniform segment ($27.5 million) (see Note 2 to the condensed consolidated financial statements), lower non-cash income related to the reduction of the contingent consideration liabilities related to the acquisition earn outs, net of expense ($26.3 million) (see Note 13 to the condensed consolidated financial statements), prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million) and prior year income related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs ($11.7 million).
Interest Expense, net, increased 13.5% during the three month period of fiscal 2024 compared to the prior year period. The increase during the three month period of fiscal 2024 was primarily due to the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% Senior Notes due May 1, 2025 ("6.375% 2025 Notes"), partially offset by lower interest expense related to the repayment of the 6.375% 2025 Notes (see Note 4 to the condensed consolidated financial statements).

The provision for income taxes for the three month period of fiscal 2024 was recorded at an effective tax rate of 45.6%. The provision for income taxes for the three month period of fiscal 2023 was recorded at an effective tax rate of 25.1%. The elevated effective tax rate in the current year was primarily driven by a $7.1 million valuation allowance recorded against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 7 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change
	December 29, 2023	December 30, 2022	%
Business & Industry	$383.1	$331.5	15.6%
Education	1,112.3	1,003.6	10.8%
Healthcare(1)	399.1	412.4	(3.2)%
Sports, Leisure & Corrections	903.6	784.6	15.2%
Facilities & Other(1)	414.7	388.9	6.6%
	$3,212.8	$2,921.0	10.0%

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" three months ended December 30, 2022 results were recast to reflect this change.

The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue increased by approximately 10.0% during the three month period of fiscal 2024 compared to the prior year period. The increase was primarily attributable to base business growth, including volume growth primarily within our Sports & Entertainment business and Business & Industry sector and contract price increases primarily within our Higher Education and Corrections businesses.
Operating income increased by $16.2 million during the three month period of fiscal 2024 compared to the prior year period. The increase was primarily attributable to base business volume growth, cost management, improved supply chain economics and prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($18.3 million) (see Note 1 to the condensed consolidated financial statements). The increases were partially offset by lower non-cash income related to the reduction of the contingent consideration liabilities related to the acquisition earn outs, net of expense ($26.3 million) (see Note 13 to the condensed consolidated financial statements), prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million) and prior year income related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs ($11.7 million).
FSS International Segment
FSS International segment revenue increased by approximately 20.4% during the three month period of fiscal 2024 compared to the prior year period. The increase was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth.
Operating income increased by $19.5 million during the three month period of fiscal 2024 compared to the prior year period. The increase during the three month period of fiscal 2024 was mainly attributable to the volume growth in base business and net new business, improved supply chain economics, lower personnel costs from headcount reductions taken during fiscal 2023 and prior year non-cash charges for the impairment of certain assets related to a business held-for-sale ($5.2 million).

Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $20.4 million during the three month period of fiscal 2024 compared to the prior year period. The increase during the three month period of fiscal 2024 was attributable to higher expenses related to the separation and distribution of the Uniform segment ($27.5 million) (see Note 2 to the condensed consolidated financial statements) that more than offset lower share-based compensation expense ($6.9 million) compared to the prior year period (see Note 9 to the condensed consolidated financial statements).
Liquidity and Capital Resources
Overview
As of December 29, 2023, we had $295.6 million of cash and cash equivalents, $111.7 million of marketable securities and approximately $737.0 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of December 29, 2023, there were approximately $762.3 million of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents, marketable securities and availability under our revolving credit facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 21, 2023.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
Net cash used in operating activities of Continuing Operations	$(657.1)	$(615.7)
Net cash used in investing activities of Continuing Operations	(198.0)	(71.2)
Net cash (used in) provided by financing activities of Continuing Operations	(779.0)	662.5
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities increased by $41.3 million during fiscal 2024 compared to fiscal 2023. The change was driven by higher use of cash from the change in operating assets and liabilities that more than offset non-cash gains and losses and adjustments to non-operating cash transactions. The $66.5 million change in operating assets and liabilities compared to the prior year period was primarily due to:
•Receivables by $108.8 million, resulting in a higher use of cash during the three month period of fiscal 2024 compared to the three month period of fiscal 2023 impacted by base and new business growth and timing of collections; and
•Accrued expenses by $45.2 million, resulting in a higher use of cash during the three month period of fiscal 2024 compared to the three month period of fiscal 2023 primarily due to higher recognition of deferred income in our Higher Education business, higher commission payments in our Sports & Entertainment business, higher income tax payments and timing of other payments; partially offset by the prior year payment of social security taxes deferred under the CARES Act and lower employee incentive payments.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $73.4 million, resulting in a lower use of cash during the three month period of fiscal 2024 compared to the three month period of fiscal 2023 from the timing of disbursements; and
•Inventories by $26.4 million, resulting in a higher source of cash during fiscal 2024 compared to fiscal 2023 due to improved purchasing activity in Sports, Leisure & Corrections and Education sectors.
During the three month periods of fiscal 2024 and 2023, we received proceeds of approximately $1.0 million and $15.3 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.

Cash Flows Used in Investing Activities
The net cash flows used in investing activities were $126.8 million higher during the three month period of fiscal 2024 compared to the three month period of fiscal 2023 due to higher acquisitions of certain businesses ($79.8 million) and higher purchases of property and equipment ($26.7 million) in the current year. The "Other investing activities" caption includes $19.8 million of proceeds received during the three month period of fiscal 2023, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows (Used In) Provided by Financing Activities
During the three month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million) offset by borrowings under the Receivables Facility ($600.0 million) and borrowings under the revolving credit facility ($209.7 million).
During the three month period of fiscal 2023, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($395.1 million) and borrowings under the revolving credit facility ($282.0 million).
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2024 and fiscal 2023 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The three month period of fiscal 2024 also includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 29, 2023, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Covenant Adjusted EBITDA is defined as net income of Aramark Services, Inc. ("ASI") and its restricted subsidiaries plus interest expense, net, provision for income taxes and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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

ASI and its restricted subsidiaries only and does not include the results of Aramark.

Twelve Months Ended
(in millions)	December 29, 2023
Net income attributable to ASI stockholders	$628.5
Less: Income from discontinued operations, net of tax	(190.8)
Net income from continuing operations attributable to ASI stockholders	$437.7
Interest expense, net	451.1
Provision for income taxes	127.6
Depreciation and amortization	412.8
Share-based compensation expense(1)	69.4
Unusual or non-recurring gains(2)	(376.0)
Pro forma EBITDA for certain transactions(3)	6.4
Other(4)	113.8
Covenant Adjusted EBITDA	$1,242.8
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 9 to the condensed consolidated financial statements).
(2)    Represents the fiscal 2023 gain from the sale of our equity method investment in AIM Services, Co., Ltd. ($377.1 million) and the fiscal 2023 loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise ($1.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(4)    "Other" includes the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($59.4 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($50.3 million), charges related to our spin-off of the Uniform segment ($47.5 million), net severance charges ($39.1 million), the impact of hyperinflation in Argentina ($13.2 million), income related to non-United States governmental wage subsidies ($12.5 million), non-cash charges related to information technology assets ($8.2 million), net multiemployer pension plan withdrawal charges ($6.7 million), non-cash charges for inventory write-downs ($6.1 million), labor charges and other expenses associated with closed or partially closed locations from adverse weather ($5.4 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($3.3 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended December 29, 2023 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.93x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.52x
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
Supplemental Consolidating Information
Pursuant to Regulation S-X Rule 13-01, which simplifies certain disclosure requirements for guarantors and issuers of guaranteed securities, we are not required to provide condensed consolidating financial statements for Aramark and its subsidiaries, including the guarantors and non-guarantors under our Credit Agreement and the indentures governing our senior notes. ASI, the borrower under our Credit Agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to Aramark and Aramark Intermediate Holdco Corporation, the direct parent of ASI and a guarantor under our Credit Agreement, on the one hand, and ASI and its restricted subsidiaries on a standalone basis, on the other hand.
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 29, 2023. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of December 29, 2023 and September 29, 2023, cash and cash equivalents at the Captive were $14.4 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of December 29, 2023 and September 29, 2023 was $111.7 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 21, 2023. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 21, 2023.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 29, 2023 has not materially changed from September 29, 2023 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023). However, we completed several debt related transactions during the first quarter of fiscal 2024 that significantly reduced our consolidated debt and therefore our related exposure to this market risk. First, we redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loans of $800.0 million due 2025 and $700.0 million due 2028 were removed from our condensed consolidated financial statements as a result of the separation and distribution of the Uniform segment on September 30, 2023. See Note 4 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 5 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 13 for the disclosure of the fair value and related carrying value of our debt obligations as of December 29, 2023.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our business, including those brought by clients, customers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Our business is subject to various federal, state, international, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 29, 2023.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended December 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2024.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1†
Offer Letter, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023 (file number 001-36223)).

10.2†
Agreement relating to Employment and Post-Employment Competition, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to exhibit 10.2 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023 (file number 001-36223)).

10.3†
Letter Agreement, dated as of December 11, 2023, by and between Thomas Ondrof and Aramark (incorporated by reference to exhibit 10.3 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023 (file number 001-36223)).

31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James J. Tarangelo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and James J. Tarangelo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 29, 2023 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 29, 2023 and September 29, 2023; (ii) Condensed Consolidated Statements of Income for the three months ended December 29, 2023 and December 30, 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 29, 2023 and December 30, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2023 and December 30, 2022; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 29, 2023 and December 30, 2022; and (vi) Notes to condensed consolidated financial statements.

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