Form 10-Q
period 2024-03-29
Aramark
filed 2024-05-07
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 26, 2024, the number of shares of the registrant's common stock outstanding is 262,992,012.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and the growing conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 29, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$356,605	$1,927,088
Receivables (less allowances: $38,470 and $31,506)	2,220,634	1,970,782
Inventories	388,279	403,707
Prepayments and other current assets	362,903	297,519
Current assets of discontinued operations	—	620,931
Total current assets	3,328,421	5,220,027
Property and Equipment, net	1,490,772	1,425,973
Goodwill	4,635,450	4,615,986
Other Intangible Assets	1,820,644	1,804,473
Operating Lease Right-of-use Assets	632,079	572,268
Other Assets	653,534	728,678
Noncurrent Assets of Discontinued Operations	—	2,503,836
	$12,560,900	$16,871,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$42,399	$1,543,032
Current operating lease liabilities	50,108	51,271
Accounts payable	1,096,634	1,271,859
Accrued payroll and related expenses	432,561	479,827
Accrued expenses and other current liabilities	1,036,400	1,288,454
Current liabilities of discontinued operations	—	395,524
Total current liabilities	2,658,102	5,029,967
Long-Term Borrowings	5,879,086	5,098,662
Noncurrent Operating Lease Liabilities	241,055	245,871
Deferred Income Taxes	389,874	410,935
Other Noncurrent Liabilities	493,916	503,129
Noncurrent Liabilities of Discontinued Operations	—	1,861,735
Commitments and Contingencies (see Note 12)
Redeemable Noncontrolling Interests	7,727	8,224
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 303,075,180 shares and 301,069,012 shares; and outstanding: 262,899,265 shares and 261,450,373 shares)	3,031	3,011
Capital surplus	3,875,095	3,825,620
Retained earnings	110,879	964,158
Accumulated other comprehensive loss	(100,253)	(98,237)
Treasury stock (shares held in treasury: 40,175,915 shares and 39,618,639 shares)	(997,612)	(981,834)
Total stockholders' equity	2,891,140	3,712,718
	$12,560,900	$16,871,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 29, 2024	March 31, 2023
Revenue	$4,199,913	$3,916,156
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,869,152	3,621,405
Depreciation and amortization	109,118	103,169
Selling and general corporate expenses	62,557	66,225
	4,040,827	3,790,799
Operating income	159,086	125,357
Interest Expense, net	86,377	113,604
Income from Continuing Operations Before Income Taxes	72,709	11,753
Provision (Benefit) for Income Taxes from Continuing Operations	19,707	(2,337)
Net income from Continuing Operations	53,002	14,090
Less: Net loss attributable to noncontrolling interests	(447)	(159)
Net income from Continuing Operations attributable to Aramark stockholders	53,449	14,249
Income from Discontinued Operations, net of tax	—	41,792
Net income attributable to Aramark stockholders	$53,449	$56,041

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.20	$0.05
Income from Discontinued Operations	—	0.16
Basic earnings per share attributable to Aramark stockholders	$0.20	$0.21

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.20	$0.05
Income from Discontinued Operations	—	0.16
Diluted earnings per share attributable to Aramark stockholders	$0.20	$0.21

Weighted Average Shares Outstanding:
Basic	262,841	260,673
Diluted	265,282	262,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Six Months Ended
	March 29, 2024	March 31, 2023
Revenue	$8,607,678	$7,829,876
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,914,230	7,213,207
Depreciation and amortization	214,662	205,766
Selling and general corporate expenses	152,750	133,861
	8,281,642	7,552,834
Operating income	326,036	277,042
Interest Expense, net	200,939	214,555
Income from Continuing Operations Before Income Taxes	125,097	62,487
Provision for Income Taxes from Continuing Operations	43,578	10,399
Net income from Continuing Operations	81,519	52,088
Less: Net loss attributable to noncontrolling interests	(466)	(659)
Net income from Continuing Operations attributable to Aramark shareholders	81,985	52,747
Income from Discontinued Operations, net of tax	—	77,445
Net income attributable to Aramark stockholders	$81,985	$130,192

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.31	$0.20
Income from Discontinued Operations	—	0.30
Basic earnings per share attributable to Aramark stockholders	$0.31	$0.50

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.31	$0.20
Income from Discontinued Operations	—	0.30
Diluted earnings per share attributable to Aramark stockholders	$0.31	$0.50

Weighted Average Shares Outstanding:
Basic	262,447	260,063
Diluted	264,775	261,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net income from Continuing Operations	$53,002	$14,090
Income from Discontinued Operations, net of tax	—	41,792
Net income	53,002	55,882
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(20,595)	10,156
Fair value of cash flow hedges	9,353	(22,370)
Share of equity investee's comprehensive income	—	82
Other comprehensive loss, net of tax	(11,242)	(12,132)
Comprehensive income	41,760	43,750
Less: Net loss attributable to noncontrolling interests	(447)	(159)
Comprehensive income attributable to Aramark stockholders	$42,207	$43,909

	Six Months Ended
	March 29, 2024	March 31, 2023
Net income from Continuing Operations	$81,519	$52,088
Income from Discontinued Operations, net of tax	—	77,445
Net income	81,519	129,533
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(5,246)	44,993
Fair value of cash flow hedges	(28,179)	(28,535)
Share of equity investee's comprehensive loss	—	(510)
Other comprehensive (loss) income, net of tax	(33,425)	15,948
Comprehensive income	48,094	145,481
Less: Net loss attributable to noncontrolling interests	(466)	(659)
Comprehensive income attributable to Aramark stockholders	$48,560	$146,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities of Continuing Operations:
Net income from Continuing Operations	$81,519	$52,088
Adjustments to reconcile Net income from Continuing Operations to Net cash used in operating activities of Continuing Operations
Depreciation and amortization	214,662	205,766
Asset write-downs	—	27,781
Reduction of contingent consideration liability (see Note 14)	—	(73,891)
Deferred income taxes	(7,810)	18,821
Share-based compensation expense	29,444	39,123
Changes in operating assets and liabilities:
Receivables	(262,084)	(132,341)
Inventories	8,712	(19,134)
Prepayments and Other Current Assets	(24,580)	(23,620)
Accounts Payable	(168,027)	(208,299)
Accrued Expenses	(291,823)	(195,553)
Payments made to clients on contracts	(99,002)	(85,335)
Other operating activities	83,192	32,156
Net cash used in operating activities of Continuing Operations	(435,797)	(362,438)
Cash flows from investing activities of Continuing Operations:
Purchases of property and equipment and other	(203,028)	(170,566)
Disposals of property and equipment	10,785	7,971
Purchases of marketable securities	(71,215)	(69,998)
Proceeds from marketable securities	71,215	40,000
Acquisition of certain businesses, net of cash acquired	(92,718)	(31,182)
Other investing activities	(4,860)	19,611
Net cash used in investing activities of Continuing Operations	(289,821)	(204,164)
Cash flows from financing activities of Continuing Operations:
Proceeds from long-term borrowings	219,231	174,937
Payments of long-term borrowings	(1,568,435)	(38,234)
Net change in funding under the Receivables Facility	600,000	395,065
Payments of dividends	(49,862)	(57,225)
Proceeds from issuance of common stock	15,583	32,681
Other financing activities	(49,529)	(21,107)
Net cash (used in) provided by financing activities of Continuing Operations	(833,012)	486,117
Discontinued Operations:
Net cash provided by operating activities	—	69,716
Net cash used in investing activities	—	(21,693)
Net cash used in financing activities	—	(12,480)
Net cash provided by Discontinued Operations	—	35,543
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	404	14,492
Decrease in cash and cash equivalents and restricted cash	(1,558,226)	(30,450)
Cash and cash equivalents and restricted cash, beginning of period	1,972,367	365,431
Cash and cash equivalents and restricted cash, end of period	$414,141	$334,981

Supplemental disclosure of cash flow information	Six Months Ended
(in millions)	March 29, 2024	March 31, 2023
Interest paid	$195.3	$201.9
Income taxes paid	77.0	22.7
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	March 29, 2024	March 31, 2023
Cash and cash equivalents	$356,605	$292,199
Restricted cash in Prepayments and other current assets	57,536	32,289
Cash and cash equivalents in Current assets of discontinued operations	—	10,493
Total cash and cash equivalents and restricted cash	$414,141	$334,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (see Note 2)	(855,105)			(886,514)	31,409
Payments of dividends ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)
Net income attributable to Aramark stockholders	53,449			53,449
Other comprehensive loss	(11,242)				(11,242)
Capital contributions from issuance of common stock	13,594	7	13,587
Share-based compensation expense	15,790		15,790
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchase of common stock	(3,445)					(3,445)
Separation of Uniform Segment (see Note 2)	3,078			3,078
Payments of dividends ($0.095 per share)	(24,947)			(24,947)
Balance, March 29, 2024	$2,891,140	$3,031	$3,875,095	$110,879	$(100,253)	$(997,612)

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
On September 30, 2023, the Company completed the previously announced separation and distribution of its Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"), and the historical results of the Uniform segment have been reflected as discontinued operations in the Company's condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the Uniform segment are classified as assets and liabilities of discontinued operations in the Company's Condensed Consolidated Balance Sheet as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2.
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
Standards Not Yet Adopted (from most to least recent date of issuance)
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to the Company's fiscal year reporting beginning October 4, 2025, pending resolution of the stay. The Company is currently evaluating the impact of the rules on the Company’s disclosures.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance will require additional disclosures about significant segment expenses. The guidance is effective for the Company's annual disclosures for fiscal 2025 and early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 29, 2024			March 31, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$53,002			$55,882
Foreign currency translation adjustments	(20,595)	—	(20,595)	10,658	(502)	10,156
Fair value of cash flow hedges	12,639	(3,286)	9,353	(30,230)	7,860	(22,370)
Share of equity investee's comprehensive income	—	—	—	82	—	82
Other comprehensive loss	(7,956)	(3,286)	(11,242)	(19,490)	7,358	(12,132)
Comprehensive income			41,760			43,750
Less: Net loss attributable to noncontrolling interests			(447)			(159)
Comprehensive income attributable to Aramark stockholders			$42,207			$43,909

	Six Months Ended
	March 29, 2024			March 31, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$81,519			$129,533
Foreign currency translation adjustments	(5,246)	—	(5,246)	47,727	(2,734)	44,993
Fair value of cash flow hedges	(38,080)	9,901	(28,179)	(38,561)	10,026	(28,535)
Share of equity investee's comprehensive loss	—	—	—	(510)	—	(510)
Other comprehensive (loss) income	(43,326)	9,901	(33,425)	8,656	7,292	15,948
Comprehensive income			48,094			145,481
Less: Net loss attributable to noncontrolling interests			(466)			(659)
Comprehensive income attributable to Aramark stockholders			$48,560			$146,140

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and $26.3 million currency translation adjustment during the six months ended March 29, 2024 related to the separation and distribution of the Uniform segment (see Note 2).
Accumulated other comprehensive loss consists of the following (in thousands):

	March 29, 2024	September 29, 2023
Pension plan adjustments	$(9,165)	$(14,241)
Foreign currency translation adjustments	(172,028)	(193,115)
Cash flow hedges	80,940	109,119
	$(100,253)	$(98,237)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholder's equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement was a foreign currency transaction loss of $0.9 million and $4.8 million during the three and six month periods ended March 29, 2024. The impact of the Argentina remeasurement was a foreign currency transaction loss of $2.8 million and $3.9 million during the three and six month periods ended March 31, 2023. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and six month periods of both fiscal 2024 and 2023 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 29, 2024. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of March 29, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $13.2 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of March 29, 2024 and September 29, 2023 was $112.8 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage. This restricted cash is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, for the three and six months ended March 31, 2023, the Company recorded an impairment charge of $0.7 million and $19.0 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. For the three and six months ended March 31, 2023, the non-cash impairment charges within the FSS United States segment consisted of operating lease right-of-use assets of $0.7 million and $8.6 million, respectively, and property and equipment of zero and $10.4 million, respectively.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts (including employee sales commissions), long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of March 29, 2024 and September 29, 2023 was $71.6 million and $73.5 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both March 29, 2024 and September 29, 2023 was $83.6 million.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of March 29, 2024 and September 29, 2023, the Company had $2.2 million and $2.8 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three and six months ended March 29, 2024, the value of the services provided to Vestis were $3.5 million and $8.1 million, respectively. Current amounts due to Aramark from Vestis as of March 29, 2024 were not material.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution on September 30, 2023.
Details of "Income from Discontinued Operations, net of tax" are as follows (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2023	March 31, 2023
Revenue	$685,929	$1,373,207
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	558,006	1,128,288
Depreciation and amortization	33,620	67,507
Selling and general corporate expenses	37,677	72,825
	629,303	1,268,620
Operating income	56,626	104,587
Interest Expense, net	417	811
Income from Discontinued Operations Before Income Taxes	56,209	103,776
Provision for Income Taxes from Discontinued Operations	14,417	26,331
Income from Discontinued Operations, net of tax	$41,792	$77,445
During the three and six months ended March 31, 2023, the Company incurred charges of $5.4 million and $10.4 million, respectively, related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs, of which $3.5 million and $7.0 million, respectively, were recorded within "Income from Discontinued Operations, net of tax" and $1.9 million and $3.4 million, respectively, were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
During the six months ended March 29, 2024, the Company incurred $20.0 million of transaction fees related to the separation and distribution of its Uniform segment and $8.8 million of charitable contribution expense for the contribution of Vestis shares to a donor advised fund in order to fund charitable contributions, which were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
The following table summarizes the Uniform segment assets and liabilities classified as discontinued operations in the Company's Condensed Consolidated Balance Sheets (in thousands):

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In the fourth quarter of fiscal 2023, the Uniform legal entity entered into the Uniform credit agreement. The Uniform credit agreement included a revolving credit facility, a United States dollar denominated term loan in the amount of $800.0 million due September 2025 and a United States dollar denominated term loan in the amount of $700.0 million due September 2028, which are recorded in "Noncurrent Liabilities of Discontinued Operations" on the Condensed Consolidated Balance Sheets as of September 29, 2023. Also in the fourth quarter of fiscal 2023, the Uniform legal entity paid a cash dividend to the Company of $1,456.7 million. On October 2, 2023, the Company used the proceeds from the cash dividend, along with cash on hand, to repay the $1,500.0 million 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes") (see Note 5).
The Company recorded its distribution of Vestis' net assets as a change in "Retained Earnings". The amount recorded reflected the carrying amounts, as of September 29, 2023, of the net assets distributed offset by the holdback of Vestis shares upon distribution of $8.8 million, net cash received from Vestis post-separation of $6.1 million and other adjustments of $0.6 million. The Company also recorded a net decrease to "Accumulated other comprehensive loss" of $31.4 million to derecognize foreign currency translation adjustments and pension plan adjustments which were attributable to Vestis.
NOTE 3. SEVERANCE:
During the second quarter of fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $29.7 million were recorded within “Cost of services provided (exclusive of depreciation and amortization)” and "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2023.
The following table summarizes the severance charges by segment recognized in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2023 (in millions):

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FSS United States	$3.3
FSS International	25.8
Corporate	0.6
$29.7
As of March 29, 2024, the Company had an accrual of approximately $7.6 million related to these unpaid severance obligations.
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
Changes in total goodwill during the six months ended March 29, 2024 are as follows (in thousands):

Segment	September 29, 2023	Acquisitions	Translation	March 29, 2024
FSS United States	$4,164,392	$12,159	$4	$4,176,555
FSS International	451,594	1,444	5,857	458,895
	$4,615,986	$13,603	$5,861	$4,635,450
Other intangible assets consist of the following (in thousands):

	March 29, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,146,519	$(476,235)	$670,284	$1,116,771	$(433,741)	$683,030
Trade names	1,176,539	(26,179)	1,150,360	1,137,535	(16,092)	1,121,443
	$2,323,058	$(502,414)	$1,820,644	$2,254,306	$(449,833)	$1,804,473
Amortization of intangible assets for the six months ended March 29, 2024 and March 31, 2023 was $51.3 million and $44.1 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 29, 2024	September 29, 2023
Senior secured revolving credit facility, due April 2026	$354,584	$170,759
Senior secured term loan facility, due April 2026	227,991	258,060
Senior secured term loan facility, due January 2027	836,151	835,631
Senior secured term loan facility, due April 2028	724,848	724,393
Senior secured term loan facility, due June 2030	1,074,689	1,078,588
5.000% senior notes, due April 2025	550,059	549,348
3.125% senior notes, due April 2025(1)	350,073	342,718
6.375% senior notes, due May 2025	—	1,492,153
5.000% senior notes, due February 2028	1,143,647	1,142,910
Receivables Facility, due July 2026	600,000	—
Finance leases	35,664	31,933
Other	23,779	15,201
	5,921,485	6,641,694
Less—current portion	(42,399)	(1,543,032)
	$5,879,086	$5,098,662

(1)	This is a Euro denominated borrowing.
As of March 29, 2024, the Company had approximately $757.5 million of outstanding foreign currency borrowings.
As of March 29, 2024, the Company had approximately $771.2 million of availability under the senior secured revolving credit facility.
Senior Secured Credit Agreement Refinancing
On March 27, 2024, the Company amended its existing Credit Agreement (“Amendment No. 14”), to provide for, among other things, the repricing of all the United States dollar denominated Term B-5 Loans previously outstanding under the Credit Agreement (“U.S. Term B-5 Loans due 2028”) and the repricing of all the United States dollar denominated Term B-6 Loans previously outstanding under the Credit Agreement (“U.S. Term B-6 Loans due 2030”).
As a result of the Amendment No. 14, (i) U.S. Term B-5 Loans due 2028 previously outstanding under the Credit Agreement were replaced with new United States dollar denominated Term B-7 Loans (“U.S. Term B-7 Loans due 2028”) in an amount equal to $730.5 million due in April 2028 and (ii) U.S. Term B-6 Loans due 2030 previously outstanding under the Credit Agreement were replaced with the new United States dollar denominated Term B-8 Loans (“U.S. Term B-8 Loans due 2030”) in an amount equal to $1,094.5 million due in June 2030, each with an interest rate equal to the sum of (a) the Term Secured Overnight Financing Rate ("SOFR") Rate (as defined in the Credit Agreement) plus (b) an applicable margin of 2.00% plus (c) a credit spread adjustment of 0.0% (as compared to the interest rate for the U.S. Term B-5 Loans due 2028 and the U.S. Term B-6 Loans due 2030 equal to the sum of (a) the Term SOFR Rate plus (b) an applicable margin of 2.50% plus (c) a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)).
The U.S. Term B-7 Loans due 2028 do not require any quarterly repayments of the principal amount and require the payment of $730.5 million at maturity. The U.S. Term B-8 Loans due 2030 require repayment of principal in quarterly installments of $2.8 million from March 31, 2024 through March 31, 2030 and $1,025.8 million at maturity.
The Company capitalized $0.9 million of transaction costs directly attributable to the repricings in Amendment No. 14, which are included in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of March 29, 2024. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the six months ended March 29, 2024. Additionally, the Company recorded $1.6 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the three and six months ended March 29, 2024, consisting of a $1.2 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-5 Loans due 2028 and U.S. Term B-6 Loans due 2030 and the payment of $0.4 million of transaction costs related to the repricings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.375% Senior Notes due 2025 Repayment
On October 2, 2023, the Company repaid the $1,500.0 million 6.375% 2025 Notes in conjunction with the separation and distribution of the Uniform segment (see Note 2). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Condensed Consolidated Statements of Income for the six months ended March 29, 2024, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2024.
NOTE 6. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, including interest rate swap agreements, that are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. The Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.
Cash Flow Hedges
The Company has $2.3 billion notional amount of outstanding interest rate swap agreements as of March 29, 2024, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During the second quarter of fiscal 2024, $100.0 million notional amount of previously forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings became effective.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 29, 2024 and September 29, 2023, $80.9 million and $109.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Interest rate swap agreements	$31,838	$(16,315)

	Six Months Ended
	March 29, 2024	March 31, 2023
Interest rate swap agreements	$(115)	$(14,331)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 29, 2024	September 29, 2023
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$23,172	$—
Interest rate swap agreements	Other Assets	$86,206	$147,458
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	March 29, 2024	March 31, 2023
Interest rate swap agreements	Interest Expense, net	$(19,199)	$(13,915)
		Six Months Ended
	Income Statement Location	March 29, 2024	March 31, 2023
Interest rate swap agreements	Interest Expense, net	$(37,965)	$(24,230)

As of March 29, 2024, the Company has a Euro denominated term loan in the amount of €65.0 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At March 29, 2024, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $45.9 million.
NOTE 7. REVENUE RECOGNITION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
FSS United States:
Business & Industry	$396.7	$343.2	$779.8	$674.7
Education	1,039.5	983.7	2,151.8	1,987.3
Healthcare(1)	405.5	422.4	804.6	834.8
Sports, Leisure & Corrections	763.6	676.0	1,667.2	1,460.6
Facilities & Other(1)	438.1	417.9	852.8	806.8
Total FSS United States	3,043.4	2,843.2	6,256.2	5,764.2

FSS International:
Europe	624.4	552.0	1,262.2	1,056.2
Rest of World	532.1	521.0	1,089.3	1,009.5
Total FSS International	1,156.5	1,073.0	2,351.5	2,065.7

Total Revenue	$4,199.9	$3,916.2	$8,607.7	$7,829.9

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" results for the three and six months ended March 31, 2023 were recast to reflect this change.

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
During the six months ended March 29, 2024, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the six months ended March 29, 2024, the Company recognized $233.8 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	March 29, 2024	September 29, 2023
Deferred income	$242.7	$329.9
NOTE 8. INCOME TAXES:
During the six months ended March 29, 2024, the Company recorded a valuation allowance to the "Provision for Income Taxes from Continuing Operations" on the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
During the three and six months ended March 31, 2023, the Company recorded a benefit to the "Provision for Income Taxes from Continuing Operations" on the Condensed Consolidated Statements of Income of $3.8 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business.
NOTE 9. STOCKHOLDERS' EQUITY:
On April 26, 2024, the Company's Board of Directors approved a $0.095 dividend per share of common stock, payable on May 28, 2024, to stockholders of record on the close of business on May 13, 2024.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At March 29, 2024 and September 29, 2023, zero shares of preferred stock were issued or outstanding.
NOTE 10. SHARE-BASED COMPENSATION:
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

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
TBOs	$2.3	$3.6	$4.7	$7.0
TBO-Rs	0.9	1.2	1.0	3.1
RSUs	8.3	11.2	16.2	22.4
PSUs	3.8	2.0	6.6	3.9
Deferred Stock Units	0.4	0.5	0.9	0.8
ESPP(1)	—	—	—	1.9
	$15.7	$18.5	$29.4	$39.1

Taxes related to share-based compensation	$2.7	$3.2	$5.3	$6.7
Cash Received from Option Exercises/ESPP Purchases	11.1	4.5	15.6	32.7
Tax Benefit on Share Deliveries	—	0.1	—	0.8

(1)	The Company suspended its ESPP beginning in the second quarter of fiscal 2023.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the six months ended March 29, 2024:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.2	$12.02
RSUs	1.6	$28.11
PSUs	0.7	$32.14
	3.5
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Earnings:
Net income from Continuing Operations attributable to Aramark stockholders	$53,449	$14,249	$81,985	$52,747
Income from Discontinued Operations, net of tax	—	41,792	—	77,445
Net income attributable to Aramark stockholders	$53,449	$56,041	$81,985	$130,192
Shares:
Basic weighted-average shares outstanding	262,841	260,673	262,447	260,063
Effect of dilutive securities	2,441	1,864	2,328	1,930
Diluted weighted-average shares outstanding	265,282	262,537	264,775	261,993

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.20	$0.05	$0.31	$0.20
Income from Discontinued Operations	—	0.16	—	0.30
Basic earnings per share attributable to Aramark stockholders	$0.20	$0.21	$0.31	$0.50
Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.20	$0.05	$0.31	$0.20
Income from Discontinued Operations	—	0.16	—	0.30
Diluted earnings per share attributable to Aramark stockholders	$0.20	$0.21	$0.31	$0.50
Share-based awards to purchase 10.2 million and 8.3 million shares were outstanding for the three months ended March 29, 2024 and March 31, 2023, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.4 million and 0.8 million shares were outstanding for the three months ended March 29, 2024 and March 31, 2023, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
Share-based awards to purchase 11.5 million and 8.4 million shares were outstanding for the six months ended March 29, 2024 and March 31, 2023, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. In addition, PSUs related to 1.4 million and 0.8 million shares were outstanding for the six months ended March 29, 2024 and March 31, 2023, respectively, but were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $33.1 million at March 29, 2024 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant required payments pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at March 29, 2024.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 13. BUSINESS SEGMENTS:
The Company reports its operating results in two reportable segments: FSS United States and FSS International. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). Approximately 74% of the global revenue is related to food services and 26% is related to facilities services. During the six months ended March 31, 2023, the Company received proceeds of $19.8 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
Financial information by segment follows (in millions):

	Three Months Ended
Revenue	March 29, 2024	March 31, 2023
FSS United States	$3,043.4	$2,843.2
FSS International	1,156.5	1,073.0
Total Revenue	$4,199.9	$3,916.2

	Three Months Ended
Operating Income	March 29, 2024	March 31, 2023
FSS United States	$144.3	$151.1
FSS International	42.5	6.9
Total Segment Operating Income	186.8	158.0
Corporate	(27.8)	(32.7)
Total Operating Income	$159.0	$125.3

	Three Months Ended
Reconciliation to Income from Continuing Operations Before Income Taxes	March 29, 2024	March 31, 2023
Total Operating Income	$159.0	$125.3
Interest Expense, net	86.3	113.5
Income from Continuing Operations Before Income Taxes	$72.7	$11.8

	Six Months Ended
Revenue	March 29, 2024	March 31, 2023
FSS United States	$6,256.2	$5,764.2
FSS International	2,351.5	2,065.7
Total Revenue	$8,607.7	$7,829.9

	Six Months Ended
Operating Income	March 29, 2024	March 31, 2023
FSS United States	$319.1	$309.7
FSS International	88.8	33.7
Total Segment Operating Income	407.9	343.4
Corporate	(81.9)	(66.4)
Total Operating Income	$326.0	$277.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended
Reconciliation to Income from Continuing Operations Before Income Taxes	March 29, 2024	March 31, 2023
Total Operating Income	$326.0	$277.0
Interest Expense, net	200.9	214.5
Income from Continuing Operations Before Income Taxes	$125.1	$62.5
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at March 29, 2024 and September 29, 2023 was $5,910.4 million and $6,606.7 million, respectively. The carrying value of the Company's debt at March 29, 2024 and September 29, 2023 was $5,921.5 million and $6,641.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that was accounted for as compensation expense and recognized on the Condensed Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including the determination of earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the three and six months ended March 31, 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.7 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized in the Condensed Consolidated Statements of Income since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The contingent consideration liability at March 29, 2024 and September 29, 2023 was $9.0 million and $8.4 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. During the three and six months ended March 31, 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $18.4 million and $48.4 million, respectively, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended and the fair value of the contingent consideration liability at March 29, 2024 and September 29, 2023 was zero.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 29, 2024 and March 31, 2023 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023.
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
On September 30, 2023, we completed the previously announced separation and distribution of our Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"), and the historical results of the Uniform segment have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated to the Uniform segment are classified as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2 to the condensed consolidated financial statements.
Current Business Environment
We have seen improving inflation trends where inflationary costs in product, energy and labor have continued to moderate over the first half of fiscal 2024, particularly in the United States. However, inflation remains elevated as compared to historical rates within the United States and abroad. In addition, we continue to see elevated market interest rates and significant changes in foreign currencies. We expect these conditions to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during the first half of our fiscal year in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during the first half of our fiscal year by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during the second half of our fiscal year, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. For cash flows, historically there has been cash usage during our first fiscal quarter due to lower activity within our sports and leisure clients as well as payments related to employee incentives. Conversely, historically there have been cash inflows during our fourth fiscal quarter due to an inflow of customer prepayments particularly within our Higher Education business in anticipation of the fall semester and higher activity within our sports and leisure clients.

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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 29, 2024 and March 31, 2023 (in millions).

	Three Months Ended		Change
	March 29, 2024	March 31, 2023	$	%
Revenue	$4,199.9	$3,916.2	$283.7	7.2%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,869.2	3,621.4	247.8	6.8%
Other operating expenses	171.7	169.5	2.2	1.3%
	4,040.9	3,790.9	250.0	6.6%
Operating income	159.0	125.3	33.7	26.9%
Interest Expense, net	86.3	113.5	(27.2)	(24.0)%
Income from Continuing Operations Before Income Taxes	72.7	11.8	60.9	***
Provision (Benefit) for Income Taxes from Continuing Operations	19.7	(2.3)	22.0	***
Net income from Continuing Operations	$53.0	$14.1	$38.9	275.1%

	Three Months Ended		Change
Revenue by Segment(1)	March 29, 2024	March 31, 2023	$	%
FSS United States	$3,043.4	$2,843.2	$200.2	7.0%
FSS International	1,156.5	1,073.0	83.5	7.8%
	$4,199.9	$3,916.2	$283.7	7.2%

	Three Months Ended		Change
Operating Income by Segment	March 29, 2024	March 31, 2023	$	%
FSS United States	$144.3	$151.1	$(6.8)	(4.5)%
FSS International	42.5	6.9	35.6	***
Corporate	(27.8)	(32.7)	4.9	14.7%
	$159.0	$125.3	$33.7	26.9%
***Not meaningful
(1) As a percentage of total revenue, FSS United States represented 72.5% and 72.6% and FSS International represented 27.5% and 27.4% for the three months ended March 29, 2024 and March 31, 2023, respectively.

	Six Months Ended		Change
	March 29, 2024	March 31, 2023	$	%
Revenue	$8,607.7	$7,829.9	$777.8	9.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	7,914.3	7,213.2	701.1	9.7%
Other operating expenses	367.4	339.7	27.7	8.2%
	8,281.7	7,552.9	728.8	9.6%
Operating income	326.0	277.0	49.0	17.7%
Interest Expense, net	200.9	214.5	(13.6)	(6.3)%
Income from Continuing Operations Before Income Taxes	125.1	62.5	62.6	100.2%
Provision for Income Taxes from Continuing Operations	43.6	10.4	33.2	***
Net income from Continuing Operations	$81.5	$52.1	$29.4	56.5%

	Six Months Ended		Change
Revenue by Segment(1)	March 29, 2024	March 31, 2023	$	%
FSS United States	$6,256.2	$5,764.2	$492.0	8.5%
FSS International	2,351.5	2,065.7	285.8	13.8%
	$8,607.7	$7,829.9	$777.8	9.9%

	Six Months Ended		Change
Operating Income by Segment	March 29, 2024	March 31, 2023	$	%
FSS United States	$319.1	$309.7	$9.4	3.0%
FSS International	88.8	33.7	55.1	164.0%
Corporate	(81.9)	(66.4)	(15.5)	(23.5)%
	$326.0	$277.0	$49.0	17.7%
***Not meaningful
(1) As a percentage of total revenue, FSS United States represented 72.7% and 73.6% and FSS International represented 27.3% and 26.4% for the six months ended March 29, 2024 and March 31, 2023, respectively.

Consolidated Overview
Revenue increased by approximately 7.2% and 9.9% during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during these periods was primarily attributable to base business growth, including volume growth and contract price increases, and net new business, partially offset by the negative impact of foreign currency translation (2.1% and 1.1% for the three and six month periods, respectively).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and six months ended March 29, 2024 and March 31, 2023 (in millions).

	Three Months Ended					Six Months Ended
	March 29, 2024		March 31, 2023			March 29, 2024		March 31, 2023
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue		$	% of Revenue	$	% of Revenue
FSS United States	$2,778.5	91.3%	$2,576.7	90.6%	(1)	$5,697.8	91.1%	$5,223.1	90.6%	(1)
FSS International	1,090.7	94.3%	1,044.7	97.4%	(2)	2,216.5	94.3%	1,990.1	96.3%	(2)
	$3,869.2	92.1%	$3,621.4	92.5%		$7,914.3	91.9%	$7,213.2	92.1%
(1) The three and six months ended March 31, 2023 were impacted by non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense of $48.1 million and $74.4 million, respectively (see Note 14 to the condensed consolidated financial statements).
(2) The three and six months ended March 31, 2023 were impacted by $25.8 million of severance charges (see Note 3 to the condensed consolidated financial statements).
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and six months ended March 29, 2024 and March 31, 2023.

	Three Months Ended		Six Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Food and support service costs(1)	29.8%	30.3%	30.2%	30.5%
Personnel costs(2)	45.4%	46.6%	44.6%	45.8%
Other direct costs(3)	24.8%	23.1%	25.2%	23.7%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 29, 2024 compared to the prior year periods mainly driven by other direct costs increasing at a higher proportion as compared to food and support service costs and the moderation of product inflationary costs.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 29, 2024 compared to the prior year periods due to other direct costs increasing at a higher proportion as compared to personnel costs, prior year severance charges ($29.7 million for the three and six month periods, respectively) (see Note 3 to the condensed consolidated financial statements) and moderation of labor inflationary costs.
(3) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and six months ended March 29, 2024 compared to the prior year periods due to prior year non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($48.1 million and $74.4 million for the three and six month periods, respectively) (see Note 14 to the condensed consolidated financial statements).
Operating income increased by $33.7 million and $49.0 million during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively, driven by base business volume growth, cost management, improved supply chain economics, favorable recovery of inflationary costs as compared to prior year periods, prior year severance charges ($29.7 million for the three and six month periods) (see Note 3 to the condensed consolidated financial statements) and prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($0.7 million and $19.0 million for the three and six month periods, respectively) (see Note 1 to the condensed consolidated financial statements). The increases in operating income during the three and six month periods of fiscal 2024 more than offset the prior year non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($48.1 million and $74.4 million for the three and six month periods, respectively) (see Note 14 to the condensed consolidated financial statements). The increases in operating income during the six month period of fiscal 2024 more than offset higher expenses related to the separation and distribution of the Uniform segment ($25.6 million) (see Note 2 to the condensed consolidated financial statements), the prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million) and prior year income related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs ($9.8 million).
Interest Expense, net, decreased by 24.0% and 6.3% during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The decrease during the three and six month periods of fiscal 2024 was primarily due to lower interest expense related to the repayment of the 6.375% Senior Notes due May 1, 2025 ("6.375% 2025 Notes") (see Note 5 to the condensed consolidated financial statements). The decrease during the three and six month period of fiscal 2024 was partially offset by $1.6 million for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-5

Loans due 2028 and U.S. Term B-6 Loans due 2030 and transaction costs related to the repricing of these loans (see Note 5 to the condensed consolidated financial statements). Additionally, the decrease during the six month period of fiscal 2024 was partially offset by the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% 2025 Notes (see Note 5 to the condensed consolidated financial statements).
The provision for income taxes for the three and six month periods of fiscal 2024 was recorded at an effective tax rate of 27.1% and 34.8%, respectively. During the six month period ended March 29, 2024, we recorded a $7.1 million valuation allowance recorded against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 8 to the condensed consolidated financial statements). The benefit for income taxes for the three month period ended March 31, 2023 was recorded at an effective tax rate of 19.9%. The provision for income taxes for the six month period ended March 31, 2023 was recorded at an effective tax rate of 16.6%. During the three and six month periods ended March 31, 2023, we recorded an income tax benefit of approximately $3.8 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 8 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	March 29, 2024	March 31, 2023	%	March 29, 2024	March 31, 2023	%
Business & Industry	$396.7	$343.2	15.6%	$779.8	$674.7	15.6%
Education	1,039.5	983.7	5.7%	2,151.8	1,987.3	8.3%
Healthcare(1)	405.5	422.4	(4.0)%	804.6	834.8	(3.6)%
Sports, Leisure & Corrections	763.6	676.0	13.0%	1,667.2	1,460.6	14.1%
Facilities & Other(1)	438.1	417.9	4.8%	852.8	806.8	5.7%
	$3,043.4	$2,843.2	7.0%	$6,256.2	$5,764.2	8.5%

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" three and six months ended March 31, 2023 results were recast to reflect this change.

The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue increased by approximately 7.0% and 8.5% during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during both the three and six month periods of fiscal 2024 was primarily attributable to base business growth, including higher volume primarily within our Sports & Entertainment business and Business & Industry sector, and contract price increases primarily within our Higher Education and Corrections businesses.
Operating income decreased by $6.8 million and increased by $9.4 million during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The decrease during the three month period ended March 29, 2024 was mainly attributable to prior year non-cash income from the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($48.1 million) (see Note 14 to the condensed consolidated financial statements). Both the three and six month periods of fiscal 2024 benefited from base business volume growth, cost management, improved supply chain economics, favorable recovery of inflationary costs as compared to prior year periods, prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($0.7 million and $19.0 million, respectively) (see Note 1 to the condensed consolidated financial statements) and prior year non-cash charges related to information technology assets ($6.1 million for the three and six month periods). The increases during the six months of fiscal 2024 were partially offset by prior year non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($74.4 million) (see Note 14 to the condensed consolidated financial statements), the prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites

($19.8 million) and prior year income related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs ($9.8 million).
FSS International Segment
FSS International segment revenue increased by approximately 7.8% and 13.8% during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during both the three and six month periods of fiscal 2024 was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth partially offset by the negative impact of foreign currency translation (7.8% and 4.2% for the three and six month periods, respectively).
Operating income increased by $35.6 million and $55.1 million during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2024 was mainly attributable to the volume growth in base business, net new business, prior year severance charges ($25.8 million for the three and six month periods) (see Note 3 to condensed consolidated financial statements) and improved supply chain economics partially offset by a decline in profit related to the sale of our ownership interest in AIM Services Co., Ltd. The increase during the six month period of fiscal 2024 was also attributable to prior year non-cash charges for the impairment of certain assets related to a business held-for-sale ($5.2 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by $4.9 million and increased $15.5 million during the three and six month periods of fiscal 2024 compared to the prior year periods, respectively. The decrease during the three month period ended March 29, 2024 was attributable to lower share-based compensation expense compared to the prior year period ($2.8 million) (see Note 10 to the condensed consolidated financial statements) and lower expenses related to the separation and distribution of the Uniform segment ($1.9 million) (see Note 2 to the condensed consolidated financial statements). The increase during the six month period of fiscal 2024 was attributable to higher expenses related to the separation and distribution of the Uniform segment ($25.6 million) (see Note 2 to the condensed consolidated financial statements) that more than offset lower share-based compensation expense ($9.7 million) compared to the prior year period (see Note 10 to the condensed consolidated financial statements).
Liquidity and Capital Resources
Overview
As of March 29, 2024, we had $356.6 million of cash and cash equivalents, $112.8 million of marketable securities and approximately $771.2 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of March 29, 2024, we had approximately $757.5 million of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 29, 2024	March 31, 2023
Net cash used in operating activities of Continuing Operations	$(435.8)	$(362.4)
Net cash used in investing activities of Continuing Operations	(289.8)	(204.2)
Net cash (used in) provided by financing activities of Continuing Operations	(833.0)	486.1
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities increased by $73.4 million during the six month period of fiscal 2024 compared to the six month period of fiscal 2023. The change was driven by higher use of cash from the change in operating assets and liabilities that more than offset non-cash gains and losses and adjustments to non-operating cash transactions. The $158.9 million change in operating assets and liabilities compared to the prior year period was primarily due to:

•Receivables by $129.7 million, resulting in a higher use of cash during the six month period of fiscal 2024 compared to the six month period of fiscal 2023 impacted by base and new business growth and timing of collections; and
•Accrued expenses by $96.3 million, resulting in a higher use of cash during the six month period of fiscal 2024 compared to the six month period of fiscal 2023 primarily due to the timing of interest payments, higher recognition of deferred income in our Higher Education business, higher income tax payments and timing of other payments; partially offset by the prior year payment of social security taxes deferred under the CARES Act and lower employee incentive payments.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $40.3 million, resulting in a lower use of cash during the six month period of fiscal 2024 compared to the six month period of fiscal 2023 from the timing of disbursements; and
•Inventories by $27.8 million, resulting in a source of cash during the six month period of fiscal 2024 compared to a use of cash during the six month period of fiscal 2023 due to improved inventory management in the Sports, Leisure & Corrections sector.
During the six month periods of fiscal 2024 and 2023, we received proceeds of approximately $1.0 million and $15.3 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $85.7 million higher during the six month period of fiscal 2024 compared to the six month period of fiscal 2023 due to higher acquisitions of certain businesses ($61.5 million) and higher purchases of property and equipment ($32.5 million), offset by lower net purchases of United States Treasury securities related to our captive insurance subsidiary ($31.2 million). The "Other investing activities" caption includes $19.8 million of proceeds received during the six month period of fiscal 2023, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows (Used In) Provided by Financing Activities
During the six month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million), offset by borrowings under the Receivables Facility ($600.0 million) and borrowings under the revolving credit facility ($179.3 million).
During the six month period of fiscal 2023, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($395.1 million) and borrowings under the revolving credit facility ($134.8 million).
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2024 and fiscal 2023 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The six month period of fiscal 2024 also includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 29, 2024, we were compliant with these covenants.
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

Twelve Months Ended
(in millions)	March 29, 2024
Net income Attributable to ASI stockholders	$625.9
Less: Income from Discontinued Operations, net of tax	(149.0)
Net income from Continuing Operations Attributable to ASI stockholders	$476.9
Interest expense, net	423.9
Provision for Income Taxes	149.6
Depreciation and Amortization	418.7
Share-based compensation expense(1)	66.7
Unusual or non-recurring gains(2)	(373.7)
Pro forma EBITDA for certain transactions(3)	5.8
Other(4)	117.0
Covenant Adjusted EBITDA	$1,284.9
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 10 to the condensed consolidated financial statements).
(2)    Represents the fiscal 2024 non-cash charge for the impairment of certain assets related to a business held-for-sale ($2.3 million), the fiscal 2023 gain from the sale of our equity method investment in AIM Services, Co., Ltd. ($377.1 million) and the fiscal 2023 loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise ($1.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($51.8 million), charges related to our spin-off of the Uniform segment ($45.5 million), income related to non-United States governmental wage subsidies ($13.6 million), the impact of hyperinflation in Argentina ($11.4 million), the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($11.3 million), net severance charges ($10.1 million), non-cash charges for inventory write-downs ($6.1 million), labor charges and other expenses associated with closed or partially closed locations from adverse weather ($5.4 million), non-cash charges related to information technology assets ($2.1 million), multiemployer pension plan withdrawal charges ($2.0 million) and other miscellaneous expenses.

Our covenant requirement and actual ratio for the twelve months ended March 29, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.75x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.62x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 29, 2024. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of March 29, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $13.2 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of March 29, 2024 and September 29, 2023 was $112.8 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.

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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 29, 2024 has not materially changed from September 29, 2023 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023). However, we completed several debt related transactions during the first half of fiscal 2024 that significantly reduced our consolidated debt and the applicable margin used to calculate our interest expense. As a result, we reduced our related exposure to this market risk. During the first quarter of fiscal 2024, we redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loans of $800.0 million due 2025 and $700.0 million due 2028 were removed from our condensed consolidated financial statements as a result of the separation and distribution of the Uniform segment on September 30, 2023. During the second quarter of fiscal 2024, we entered into Amendment No. 14 to the Credit Agreement, which provides for a reduction of the applicable margin for U.S. denominated Term B Loans. See Note 5 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of our debt obligations as of March 29, 2024.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, international, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of March 29, 2024.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended March 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2024.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 14 (the “Amendment”), dated as of March 27, 2024, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report on Form 8-K filed with the SEC on March 27, 2024, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 29, 2024 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 29, 2024 and September 29, 2023; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 29, 2024 and March 31, 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 29, 2024 and March 31, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2024 and March 31, 2023; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended March 29, 2024 and March 31, 2023; and (vi) Notes to condensed consolidated financial statements.

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