Form 10-Q
period 2024-06-28
Aramark
filed 2024-08-06
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 26, 2024, the number of shares of the registrant's common stock outstanding is 263,448,528.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 28, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$436,075	$1,927,088
Receivables (less allowances: $40,002 and $31,506)	2,199,876	1,970,782
Inventories	370,423	403,707
Prepayments and other current assets	323,992	297,519
Current assets of discontinued operations	—	620,931
Total current assets	3,330,366	5,220,027
Property and Equipment, net	1,493,778	1,425,973
Goodwill	4,641,245	4,615,986
Other Intangible Assets	1,802,176	1,804,473
Operating Lease Right-of-use Assets	628,561	572,268
Other Assets	652,585	728,678
Noncurrent Assets of Discontinued Operations	—	2,503,836
	$12,548,711	$16,871,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$943,279	$1,543,032
Current operating lease liabilities	50,944	51,271
Accounts payable	1,041,756	1,271,859
Accrued payroll and related expenses	444,000	479,827
Accrued expenses and other current liabilities	972,987	1,288,454
Current liabilities of discontinued operations	—	395,524
Total current liabilities	3,452,966	5,029,967
Long-Term Borrowings	5,034,327	5,098,662
Noncurrent Operating Lease Liabilities	243,235	245,871
Deferred Income Taxes	376,352	410,935
Other Noncurrent Liabilities	490,170	503,129
Noncurrent Liabilities of Discontinued Operations	—	1,861,735
Commitments and Contingencies (see Note 12)
Redeemable Noncontrolling Interests	7,737	8,224
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 303,742,547 shares and 301,069,012 shares; and outstanding: 263,445,025 shares and 261,450,373 shares)	3,037	3,011
Capital surplus	3,903,271	3,825,620
Retained earnings	144,013	964,158
Accumulated other comprehensive loss	(104,871)	(98,237)
Treasury stock (held in treasury: 40,297,522 shares and 39,618,639 shares)	(1,001,526)	(981,834)
Total stockholders' equity	2,943,924	3,712,718
	$12,548,711	$16,871,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$4,376,076	$4,053,050	$12,983,754	$11,882,926
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,040,866	3,754,548	11,955,096	10,967,755
Depreciation and amortization	108,132	101,317	322,794	307,083
Selling and general corporate expenses	65,399	64,673	218,149	198,534
	4,214,397	3,920,538	12,496,039	11,473,372
Operating income	161,679	132,512	487,715	409,554
Gain on Sale of Equity Investments, net	—	(375,972)	—	(375,972)
Interest Expense, net	81,478	112,235	282,417	326,790
Income from Continuing Operations Before Income Taxes	80,201	396,249	205,298	458,736
Provision for Income Taxes from Continuing Operations	22,080	109,572	65,658	119,971
Net income from Continuing Operations	58,121	286,677	139,640	338,765
Less: Net (loss) income attributable to noncontrolling interests	(5)	71	(471)	(588)
Net income from Continuing Operations attributable to Aramark stockholders	58,126	286,606	140,111	339,353
Income from Discontinued Operations, net of tax	—	51,878	—	129,323
Net income attributable to Aramark stockholders	$58,126	$338,484	$140,111	$468,676

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.22	$1.10	$0.53	$1.30
Income from Discontinued Operations	—	0.20	—	0.50
Basic earnings per share attributable to Aramark stockholders	$0.22	$1.30	$0.53	$1.80

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.22	$1.09	$0.53	$1.29
Income from Discontinued Operations	—	0.20	—	0.50
Diluted earnings per share attributable to Aramark stockholders	$0.22	$1.29	$0.53	$1.79

Weighted Average Shares Outstanding:
Basic	263,390	260,922	262,761	260,349
Diluted	266,577	262,747	265,387	262,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income from Continuing Operations	$58,121	$286,677	$139,640	$338,765
Income from Discontinued Operations, net of tax	—	51,878	—	129,323
Net income	58,121	338,555	139,640	468,088
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	1,527	5,677	(3,719)	50,670
Fair value of cash flow hedges	(6,145)	17,630	(34,324)	(10,905)
Share of equity investee's comprehensive income	—	6,208	—	5,698
Other comprehensive (loss) income, net of tax	(4,618)	29,515	(38,043)	45,463
Comprehensive income	53,503	368,070	101,597	513,551
Less: Net (loss) income attributable to noncontrolling interests	(5)	71	(471)	(588)
Comprehensive income attributable to Aramark stockholders	$53,508	$367,999	$102,068	$514,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities of Continuing Operations:
Net income from Continuing Operations	$139,640	$338,765
Adjustments to reconcile Net income from Continuing Operations to Net cash used in operating activities of Continuing Operations
Depreciation and amortization	322,794	307,083
Asset write-downs	—	27,781
Reduction of contingent consideration liability (see Note 14)	—	(73,891)
Gain on sale of equity investments, net	—	(375,972)
Deferred income taxes	(11,948)	89,760
Share-based compensation expense	46,895	56,872
Changes in operating assets and liabilities
Receivables	(236,390)	(178,606)
Inventories	27,632	(7,438)
Prepayments and Other Current Assets	(3,548)	(16,449)
Accounts Payable	(224,211)	(274,844)
Accrued Expenses	(353,730)	(246,933)
Payments made to clients on contracts	(108,262)	(103,798)
Other operating activities	106,027	42,663
Net cash used in operating activities of Continuing Operations	(295,101)	(415,007)
Cash flows from investing activities of Continuing Operations:
Purchases of property and equipment and other	(288,140)	(258,585)
Disposals of property and equipment	17,228	12,956
Purchases of marketable securities	(71,215)	(69,998)
Proceeds from marketable securities	71,215	40,000
Acquisition of certain businesses, net of cash acquired	(106,334)	(49,503)
Proceeds from sale of equity investments	—	633,179
Other investing activities	(2,158)	15,455
Net cash (used in) provided by investing activities of Continuing Operations	(379,404)	323,504
Cash flows from financing activities of Continuing Operations:
Proceeds from long-term borrowings	298,329	1,550,886
Payments of long-term borrowings	(1,591,906)	(1,807,652)
Net change in funding under the Receivables Facility	599,000	395,065
Payments of dividends	(74,853)	(85,898)
Proceeds from issuance of common stock	24,872	42,343
Other financing activities	(56,006)	(18,578)
Net cash (used in) provided by financing activities of Continuing Operations	(800,564)	76,166
Discontinued Operations:
Net cash provided by operating activities	—	144,914
Net cash used in investing activities	—	(41,598)
Net cash used in financing activities	—	(19,431)
Net cash provided by Discontinued Operations	—	83,885
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(1,769)	13,268
(Decrease) Increase in cash and cash equivalents and restricted cash	(1,476,838)	81,816
Cash and cash equivalents and restricted cash, beginning of period	1,972,367	365,431
Cash and cash equivalents and restricted cash, end of period	$495,529	$447,247

Supplemental disclosure of cash flow information	Nine Months Ended
(in millions)	June 28, 2024	June 30, 2023
Interest paid	$267.3	$322.2
Income taxes paid	90.3	37.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	June 28, 2024	June 30, 2023
Cash and cash equivalents	$436,075	$388,166
Restricted cash in Prepayments and other current assets	59,454	44,833
Cash and cash equivalents in Current assets of discontinued operations	—	14,248
Total cash and cash equivalents and restricted cash	$495,529	$447,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (see Note 2)	(855,105)			(886,514)	31,409
Payments of dividends ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)
Net income attributable to Aramark stockholders	53,449			53,449
Other comprehensive loss	(11,242)				(11,242)
Capital contributions from issuance of common stock	13,594	7	13,587
Share-based compensation expense	15,790		15,790
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchase of common stock	(3,445)					(3,445)
Separation of Uniform Segment (see Note 2)	3,078			3,078
Payments of dividends ($0.095 per share)	(24,947)			(24,947)
Balance, March 29, 2024	$2,891,140	$3,031	$3,875,095	$110,879	$(100,253)	$(997,612)
Net income attributable to Aramark stockholders	58,126			58,126
Other comprehensive loss	(4,618)				(4,618)
Capital contributions from issuance of common stock	10,731	6	10,725
Share-based compensation expense	17,451		17,451
Repurchase of common stock	(3,914)					(3,914)
Payments of dividends ($0.095 per share)	(24,992)			(24,992)
Balance, June 28, 2024	$2,943,924	$3,037	$3,903,271	$144,013	$(104,871)	$(1,001,526)

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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	June 28, 2024			June 30, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$58,121			$338,555
Foreign currency translation adjustments	1,527	—	1,527	8,353	(2,676)	5,677
Fair value of cash flow hedges	(8,304)	2,159	(6,145)	23,825	(6,195)	17,630
Share of equity investee's comprehensive income	—	—	—	11,126	(4,918)	6,208
Other comprehensive (loss) income	(6,777)	2,159	(4,618)	43,304	(13,789)	29,515
Comprehensive income			53,503			368,070
Less: Net (loss) income attributable to noncontrolling interests			(5)			71
Comprehensive income attributable to Aramark stockholders			$53,508			$367,999

	Nine Months Ended
	June 28, 2024			June 30, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$139,640			$468,088
Foreign currency translation adjustments	(3,719)	—	(3,719)	56,080	(5,410)	50,670
Fair value of cash flow hedges	(46,384)	12,060	(34,324)	(14,736)	3,831	(10,905)
Share of equity investee's comprehensive income	—	—	—	10,616	(4,918)	5,698
Other comprehensive (loss) income	(50,103)	12,060	(38,043)	51,960	(6,497)	45,463
Comprehensive income			101,597			513,551
Less: Net loss attributable to noncontrolling interests			(471)			(588)
Comprehensive income attributable to Aramark stockholders			$102,068			$514,139

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and $26.3 million currency translation adjustment during the nine months ended June 28, 2024 related to the separation and distribution of the Uniform segment (see Note 2).
Accumulated other comprehensive loss consists of the following (in thousands):

	June 28, 2024	September 29, 2023
Pension plan adjustments	$(9,165)	$(14,241)
Foreign currency translation adjustments	(170,501)	(193,115)
Cash flow hedges	74,795	109,119
	$(104,871)	$(98,237)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholder's equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement was a foreign currency transaction loss of $0.4 million and $5.2 million during the three and nine month periods ended June 28, 2024. The impact of the Argentina remeasurement was a foreign currency transaction loss of $2.8 million and $6.7 million during the three and nine month periods ended June 30, 2023. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and nine month periods of both fiscal 2024 and 2023 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 28, 2024. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of June 28, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $15.7 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of June 28, 2024 and September 29, 2023 was $114.3 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage. This restricted cash is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Property and Equipment and Operating Lease Right-of-use Assets
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, for the nine months ended June 30, 2023, the Company recorded an impairment charge of $19.0 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. For the nine months ended June 30, 2023, the non-cash impairment charges within the FSS United States segment consisted of operating lease right-of-use assets of $8.6 million and property and equipment of $10.4 million.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts (including employee sales commissions), long-term receivables, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of June 28, 2024 and September 29, 2023 was $75.4 million and $73.5 million, respectively. During the third quarter of fiscal 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of $377.1 million ($275.9 million net of tax) during the three and nine months ended June 30, 2023. The pre-tax gain is included in "Gain on Sale of Equity Investments, net" on the Condensed Consolidated Statements of Income.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of both June 28, 2024 and September 29, 2023 was $83.6 million. During the third quarter of fiscal 2023, the Company sold a portion of its ownership interest in an equity investment for $98.2 million in cash in a taxable transaction resulting in a pre-tax loss on sale of this equity investment of $1.1 million ($2.2 million net of tax) during the three and nine months ended June 30, 2023. The pre-tax loss is included in "Gain on Sale of Equity Investments, net" on the Condensed Consolidated Statements of Income.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of June 28, 2024 and September 29, 2023, the Company had $2.9 million and $2.8 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
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
Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% of the amount due December 31, 2022. Approximately $47.6 million of deferred social security taxes were paid during the nine months ended June 30, 2023.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three and nine months ended June 28, 2024, the value of the services provided to Vestis were $2.3 million and $10.4 million, respectively. Current amounts due to Aramark from Vestis as of June 28, 2024 were not material.
The historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution on September 30, 2023.
Details of "Income from Discontinued Operations, net of tax" are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2023
Revenue	$696,159	$2,069,366
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	560,162	1,688,450
Depreciation and amortization	34,205	101,712
Selling and general corporate expenses	30,922	103,747
	625,289	1,893,909
Operating income	70,870	175,457
Interest Expense, net	512	1,323
Income from Discontinued Operations Before Income Taxes	70,358	174,134
Provision for Income Taxes from Discontinued Operations	18,480	44,811
Income from Discontinued Operations, net of tax	$51,878	$129,323
During the three and nine months ended June 30, 2023, the Company incurred charges of $9.5 million and $19.9 million, respectively, related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs, of which $6.0 million and $13.0 million, respectively, were recorded within "Income from Discontinued Operations, net of tax" and $3.5 million and $6.9 million, respectively, were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
During the nine months ended June 28, 2024, the Company incurred $20.0 million of transaction fees related to the separation and distribution of its Uniform segment and $8.8 million of charitable contribution expense for the contribution of Vestis shares to a donor advised fund in order to fund charitable contributions, which were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
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
The following table summarizes the severance charges by segment recognized in the Condensed Consolidated Statements of Income for the nine months ended June 30, 2023 (in millions):

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FSS United States	$3.3
FSS International	25.8
Corporate	0.6
$29.7
As of June 28, 2024, the Company had an accrual of approximately $6.0 million related to these unpaid severance obligations.
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
Changes in total goodwill during the nine months ended June 28, 2024 are as follows (in thousands):

Segment	September 29, 2023	Acquisitions	Translation	June 28, 2024
FSS United States	$4,164,392	$12,817	$(21)	$4,177,188
FSS International	451,594	8,880	3,583	464,057
	$4,615,986	$21,697	$3,562	$4,641,245
Other intangible assets consist of the following (in thousands):

	June 28, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,155,997	$(496,944)	$659,053	$1,116,771	$(433,741)	$683,030
Trade names	1,175,771	(32,648)	1,143,123	1,137,535	(16,092)	1,121,443
	$2,331,768	$(529,592)	$1,802,176	$2,254,306	$(449,833)	$1,804,473
Amortization of intangible assets for the nine months ended June 28, 2024 and June 30, 2023 was $78.8 million and $66.7 million, respectively.
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 28, 2024	September 29, 2023
Senior secured revolving credit facility, due April 2026	$422,785	$170,759
Senior secured term loan facility, due April 2026	223,833	258,060
Senior secured term loan facility, due January 2027	836,415	835,631
Senior secured term loan facility, due April 2028	725,174	724,393
Senior secured term loan facility, due June 2030	1,072,495	1,078,588
5.000% senior notes, due April 2025	550,421	549,348
3.125% senior notes, due April 2025(1)	347,729	342,718
6.375% senior notes, due May 2025	—	1,492,153
5.000% senior notes, due February 2028	1,144,023	1,142,910
Receivables Facility, due July 2026	599,000	—
Finance leases	37,632	31,933
Other	18,099	15,201
	5,977,606	6,641,694
Less—current portion	(943,279)	(1,543,032)
	$5,034,327	$5,098,662

(1)	This is a Euro denominated borrowing.
As of June 28, 2024, the Company had approximately $739.4 million of outstanding foreign currency borrowings.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 28, 2024, the Company had approximately $702.2 million of availability under the senior secured revolving credit facility.
As of June 28, 2024, the 5.000% Senior Notes due April 1, 2025 and 3.125% Senior Notes due April 1, 2025 mature within one year. The Company intends to repay, redeem or otherwise refinance the outstanding obligations related to these securities.
Senior Secured Credit Agreement
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
As a result of the Amendment No. 14, (i) U.S. Term B-5 Loans due 2028 previously outstanding under the Credit Agreement were replaced with new United States dollar denominated Term B-7 Loans (“U.S. Term B-7 Loans due 2028”) in an amount equal to $730.5 million due in April 2028 and (ii) U.S. Term B-6 Loans due 2030 previously outstanding under the Credit Agreement were replaced with the new United States dollar denominated Term B-8 Loans (“U.S. Term B-8 Loans due 2030”) in an amount equal to $1,094.5 million due in June 2030, each with an interest rate equal to the sum of (a) the Term SOFR Rate (as defined in the Credit Agreement) plus (b) an applicable margin of 2.00% plus (c) a credit spread adjustment of 0.0% (as compared to the interest rate for the U.S. Term B-5 Loans due 2028 and the U.S. Term B-6 Loans due 2030 equal to the sum of (a) the Term SOFR Rate plus (b) an applicable margin of 2.50% plus (c) a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)).
The U.S. Term B-7 Loans due 2028 do not require any quarterly repayments of the principal amount and require the payment of $730.5 million at maturity. The U.S. Term B-8 Loans due 2030 require repayment of principal in quarterly installments of $2.8 million from March 31, 2024 through March 31, 2030 and $1,025.8 million at maturity.
The Company capitalized $0.9 million of transaction costs directly attributable to the repricings in Amendment No. 14, which are included in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of June 28, 2024. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 28, 2024. Additionally, the Company recorded $1.6 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the nine months ended June 28, 2024, consisting of a $1.2 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-5 Loans due 2028 and U.S. Term B-6 Loans due 2030 and the payment of $0.4 million of transaction costs related to the repricings.
6.375% Senior Notes due 2025 Repayment
On October 2, 2023, the Company repaid the $1,500.0 million 6.375% 2025 Notes in conjunction with the separation and distribution of the Uniform segment (see Note 2). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Condensed Consolidated Statements of Income for the nine months ended June 28, 2024, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2024.
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
Cash Flow Hedges
The Company has $2.3 billion notional amount of outstanding interest rate swap agreements as of June 28, 2024, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During the second quarter of fiscal 2024, $100.0 million notional amount of previously forward starting interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings became effective.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 28, 2024 and September 29, 2023, $74.8 million and $109.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Interest rate swap agreements	$10,820	$40,370	$10,705	$26,039
The following table summarizes the location and fair value, using Level 2 inputs (see Note 14 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 28, 2024	September 29, 2023
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$16,985	$—
Interest rate swap agreements	Other Assets	84,090	147,458
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Interest rate swap agreements	Interest Expense, net	$(19,124)	$(16,545)	$(57,089)	$(40,775)
As of June 28, 2024, the Company has a Euro denominated term loan in the amount of €63.1 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At June 28, 2024, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $41.3 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
FSS United States:
Business & Industry	$427.5	$369.0	$1,207.3	$1,043.7
Education	779.6	725.5	2,931.4	2,712.8
Healthcare(1)	411.8	416.5	1,216.4	1,251.3
Sports, Leisure & Corrections	1,083.9	956.2	2,751.1	2,416.8
Facilities & Other(1)	441.7	423.4	1,294.5	1,230.2
Total FSS United States	3,144.5	2,890.6	9,400.7	8,654.8

FSS International:
Europe	700.9	638.7	1,963.1	1,694.9
Rest of World	530.7	523.7	1,620.0	1,533.2
Total FSS International	1,231.6	1,162.4	3,583.1	3,228.1

Total Revenue	$4,376.1	$4,053.0	$12,983.8	$11,882.9

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" results for the three and nine months ended June 30, 2023 were recast to reflect this change.

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
During the nine months ended June 28, 2024, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended June 28, 2024, the Company recognized $290.0 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	June 28, 2024	September 29, 2023
Deferred income	$124.2	$329.9
NOTE 8. INCOME TAXES:
During the nine months ended June 28, 2024, the Company recorded a valuation allowance to the "Provision for Income Taxes from Continuing Operations" on the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
During the nine months ended June 30, 2023, the Company recorded a benefit to the "Provision for Income Taxes from Continuing Operations" on the Condensed Consolidated Statements of Income of $3.8 million for the reversal of a valuation allowance at a foreign subsidiary driven by the Company's ability to utilize the deferred tax assets based on future taxable income expected due to the acquisition of a business.
NOTE 9. STOCKHOLDERS' EQUITY:
On August 2, 2024, the Company's Board of Directors approved a $0.095 dividend per share of common stock, payable on September 3, 2024, to stockholders of record on the close of business on August 19, 2024.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At June 28, 2024 and September 29, 2023, zero shares of preferred stock were issued or outstanding.
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

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
TBOs	$2.6	$3.6	$7.3	$10.6
TBO-Rs	1.5	0.7	2.5	3.8
RSUs	8.4	10.8	24.6	33.2
PSUs	4.5	2.2	11.1	6.1
Deferred Stock Units	0.5	0.5	1.4	1.3
ESPP(1)	—	—	—	1.9
	$17.5	$17.8	$46.9	$56.9

Taxes related to share-based compensation	$2.8	$3.0	$8.1	$9.7
Cash Received from Option Exercises/ESPP Purchases	9.3	9.6	24.9	42.3
Tax Benefit on Share Deliveries	0.5	0.2	0.5	1.0

(1)	The Company suspended its ESPP beginning in the second quarter of fiscal 2023.
The below table summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended June 28, 2024:

	Shares Granted (in millions)	Weighted Average Grant-Date Fair Value (dollars per share)
TBOs	1.2	$12.04
RSUs	1.6	$28.13
PSUs	0.7	$32.16
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Earnings:
Net income from Continuing Operations attributable to Aramark stockholders	$58,126	$286,606	$140,111	$339,353
Income from Discontinued Operations, net of tax	—	51,878	—	129,323
Net income attributable to Aramark stockholders	$58,126	$338,484	$140,111	$468,676
Shares:
Basic weighted-average shares outstanding	263,390	260,922	262,761	260,349
Effect of dilutive securities	3,187	1,825	2,626	1,918
Diluted weighted-average shares outstanding	266,577	262,747	265,387	262,267

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.22	$1.10	$0.53	$1.30
Income from Discontinued Operations	—	0.20	—	0.50
Basic earnings per share attributable to Aramark stockholders	$0.22	$1.30	$0.53	$1.80
Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.22	$1.09	$0.53	$1.29
Income from Discontinued Operations	—	0.20	—	0.50
Diluted earnings per share attributable to Aramark stockholders	$0.22	$1.29	$0.53	$1.79

The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Share-based awards(1)	8.8	8.4	9.9	8.4
PSUs(2)	1.4	0.8	1.4	0.8

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	PSUs were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 12. COMMITMENTS AND CONTINGENCIES:
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $34.5 million at June 28, 2024 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant required payments pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at June 28, 2024.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 13. BUSINESS SEGMENTS:
The Company reports its operating results in two reportable segments: FSS United States and FSS International. Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 10). Approximately 74% of the global revenue is related to food services and 26% is related to facilities services. During the nine months ended June 30, 2023, the Company received proceeds of $19.8 million relating to the recovery of the Company's investment (possessory interest) at one of the National Park Service sites within the FSS United States segment. The Company recorded a gain related to the recovery of its investment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income.
Financial information by segment follows (in millions):

	Three Months Ended		Nine Months Ended
Revenue	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
FSS United States	$3,144.5	$2,890.6	$9,400.7	$8,654.8
FSS International	1,231.6	1,162.4	3,583.1	3,228.1
Total Revenue	$4,376.1	$4,053.0	$12,983.8	$11,882.9

	Three Months Ended		Nine Months Ended
Operating Income	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
FSS United States	$140.1	$123.5	$459.2	$433.2
FSS International	52.3	39.6	141.1	73.3
Total Segment Operating Income	192.4	163.1	600.3	506.5
Corporate	(30.7)	(30.5)	(112.6)	(96.9)
Total Operating Income	$161.7	$132.6	$487.7	$409.6

	Three Months Ended		Nine Months Ended
Reconciliation to Income from Continuing Operations Before Income Taxes	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Total Operating Income	$161.7	$132.6	$487.7	$409.6
Gain on Sale of Equity Investments, net	—	(376.0)	—	(376.0)
Interest Expense, net	81.5	112.4	282.4	326.9
Income from Continuing Operations Before Income Taxes	$80.2	$396.2	$205.3	$458.7
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recurring Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at June 28, 2024 and September 29, 2023 was $5,968.9 million and $6,606.7 million, respectively. The carrying value of the Company's debt at June 28, 2024 and September 29, 2023 was $5,977.6 million and $6,641.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that was accounted for as compensation expense and recognized on the Condensed Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including the determination of earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During the nine months ended June 30, 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $29.7 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized in the Condensed Consolidated Statements of Income since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The contingent consideration liability at June 28, 2024 and September 29, 2023 was $9.0 million and $8.4 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. During the nine months ended June 30, 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $48.4 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended and the fair value of the contingent consideration liability at June 28, 2024 and September 29, 2023 was zero.
NOTE 15. SUBSEQUENT EVENTS:
Senior Secured Credit Agreement
On August 2, 2024, the Company amended its existing Credit Agreement (“Amendment No. 15”), to provide for, among other things, the refinancing and replacement of the 2021 Tranche Revolving Facility, the Canadian Term A-3 Loans and the Euro Term A-2 Loans under the Credit Agreement through the establishment of Replacing Revolving Commitments, New Revolving Commitments, and borrowings of Refinancing Term Loans, under the Credit Agreement comprised of (i) new 2024 Tranche Revolving Commitments in an amount equal to $1.4 billion, terminating in August 2029, (ii) new Canadian Term A-4 Loans in an amount equal to C$214.6 million, due in August 2029, (iii) new Euro Term A-3 Loans in an amount equal to €94.1 million, due in August 2029, (iv) new U.S. Term A Loans in an amount equal to $70.7 million, due in August 2029, (v) new U.S. Term A-1 Loans in an amount equal to $90.0 million, due in August 2029 and (vi) new GBP Term A Loans in an amount equal to £62.0 million, due in August 2029. The new Term A Loans were applied by the Company to refinance in full the Canadian Term A-3 Loans and Euro Term A-2 Loans and are subject to customary springing maturity provisions with respect to the U.S. Term B-7 Loans and the 5.000% Senior Notes due 2028, as further specified in Amendment No. 15.
The new 2024 Tranche Revolving Commitments bear interest at a rate equal to, at the Company’s option, depending on the currency of the loans borrowed under the new 2024 Tranche Revolving Commitments, either (a) a Term CORRA rate, (b) a Term SOFR rate, (c) a EURIBOR rate, (d) Canadian base rate determined by the higher of (1) prime rate of the administrative agent or (2) the Term CORRA rate plus 1.00%, (e) base rate determined by the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% or (3) the Term SOFR rate plus 1.00%, or (f) a SONIA rate plus an applicable margin set initially at 1.625% for borrowings based on the Term CORRA rate, Term SOFR rate and EURIBOR rate, 1.6576% for borrowings based on the SONIA rate and 0.625% for borrowings based on the Canadian base rate or base rate, in

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
each case, subject to a reduction upon the Company achieving improvement on the consolidated leverage ratio. In addition to paying interest on outstanding principal under the 2024 Tranche Revolving Commitments, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder, initially set at 0.30%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The new Canadian Term A-4 Loans bear interest at a rate equal to, at the Company’s option, either (a) a Term CORRA rate or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and (2) the Term CORRA rate plus 1.00% plus an applicable margin set initially at 1.625% for borrowings based on the Term CORRA rate and 0.625% for borrowings based on the Canadian base rate, in each case, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The new Euro Term A-3 Loans bear interest at a rate equal to a EURIBOR rate plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The new U.S. Term A Loans and new U.S. Term A-1 Loans bear interest at a rate determined by reference to either (a) a Term SOFR rate or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% or (3) the Term SOFR rate plus 1.00%, plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The new GBP Term A Loans bear interest at a rate equal to a SONIA rate plus an applicable margin set initially at 1.6576%, subject to a reduction upon the Company achieving improvement in the consolidated leverage.
The Canadian Term A-4 Loans, Euro Term A-3 Loans, U.S. Term A Loans, U.S. Term A-1 Loans and GBP Term A Loans require repayment of principal in quarterly installments equal to 1.25% of the original principal amount funded on the Closing Date, respectively, with the remainder due at maturity.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 28, 2024 and June 30, 2023 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 29, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 21, 2023.
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
Current Business Environment
We continue to see improving inflation trends where inflationary costs in product, energy and labor have moderated over the first nine months of fiscal 2024, particularly in the United States. In addition, we continue to see elevated market interest rates and significant changes in foreign currencies. We expect these conditions to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 28, 2024 and June 30, 2023 (in millions).

	Three Months Ended		Change
	June 28, 2024	June 30, 2023	$	%
Revenue	$4,376.1	$4,053.0	$323.1	8.0%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,040.8	3,754.5	286.3	7.6%
Other operating expenses	173.6	165.9	7.7	4.5%
	4,214.4	3,920.4	294.0	7.5%
Operating income	161.7	132.6	29.1	22.0%
Gain on Sale of Equity Investments, net	—	(376.0)	376.0	100.0%
Interest Expense, net	81.5	112.4	(30.9)	(27.4)%
Income from Continuing Operations Before Income Taxes	80.2	396.2	(316.0)	(79.8)%
Provision for Income Taxes from Continuing Operations	22.1	109.5	(87.4)	(79.8)%
Net income from Continuing Operations	$58.1	$286.7	$(228.6)	(79.7)%

	Three Months Ended		Change
Revenue by Segment(1)	June 28, 2024	June 30, 2023	$	%
FSS United States	$3,144.5	$2,890.6	$253.9	8.8%
FSS International	1,231.6	1,162.4	69.2	6.0%
	$4,376.1	$4,053.0	$323.1	8.0%

	Three Months Ended		Change
Operating Income by Segment	June 28, 2024	June 30, 2023	$	%
FSS United States	$140.1	$123.5	$16.6	13.4%
FSS International	52.3	39.6	12.7	32.1%
Corporate	(30.7)	(30.5)	(0.2)	(0.3)%
	$161.7	$132.6	$29.1	22.0%
(1) As a percentage of total revenue, FSS United States represented 71.9% and 71.3% and FSS International represented 28.1% and 28.7% for the three months ended June 28, 2024 and June 30, 2023, respectively.

	Nine Months Ended		Change
	June 28, 2024	June 30, 2023	$	%
Revenue	$12,983.8	$11,882.9	$1,100.9	9.3%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	11,955.1	10,967.7	987.4	9.0%
Other operating expenses	541.0	505.6	35.4	7.0%
	12,496.1	11,473.3	1,022.8	8.9%
Operating income	487.7	409.6	78.1	19.1%
Gain on Sale of Equity Investments, net	—	(376.0)	376.0	100.0%
Interest Expense, net	282.4	326.9	(44.5)	(13.6)%
Income from Continuing Operations Before Income Taxes	205.3	458.7	(253.4)	(55.2)%
Provision for Income Taxes from Continuing Operations	65.7	119.9	(54.2)	(45.3)%
Net income from Continuing Operations	$139.6	$338.8	$(199.2)	(58.8)%

	Nine Months Ended		Change
Revenue by Segment(1)	June 28, 2024	June 30, 2023	$	%
FSS United States	$9,400.7	$8,654.8	$745.9	8.6%
FSS International	3,583.1	3,228.1	355.0	11.0%
	$12,983.8	$11,882.9	$1,100.9	9.3%

	Nine Months Ended		Change
Operating Income by Segment	June 28, 2024	June 30, 2023	$	%
FSS United States	$459.2	$433.2	$26.0	6.0%
FSS International	141.1	73.3	67.8	92.7%
Corporate	(112.6)	(96.9)	(15.7)	(16.2)%
	$487.7	$409.6	$78.1	19.1%
(1) As a percentage of total revenue, FSS United States represented 72.4% and 72.8% and FSS International represented 27.6% and 27.2% for the nine months ended June 28, 2024 and June 30, 2023, respectively.

Consolidated Overview
Revenue increased by approximately 8.0% and 9.3% during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during these periods was primarily attributable to base business growth, including volume growth and contract price increases, and net new business, partially offset by the negative impact of foreign currency translation (2.9% and 1.7%, respectively).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and nine months ended June 28, 2024 and June 30, 2023 (in millions).

	Three Months Ended				Nine Months Ended
	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,885.4	91.8%	$2,654.8	91.8%	$8,583.2	91.3%	$7,877.9	91.0%	(1)
FSS International	1,155.4	93.8%	1,099.7	94.6%	3,371.9	94.1%	3,089.8	95.7%	(2)
	$4,040.8	92.3%	$3,754.5	92.6%	$11,955.1	92.1%	$10,967.7	92.3%
(1) The nine months ended June 30, 2023 were impacted by non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense of $72.3 million (see Note 14 to the condensed consolidated financial statements).
(2) The nine months ended June 30, 2023 were impacted by $25.8 million of severance charges (see Note 3 to the condensed consolidated financial statements).
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and nine months ended June 28, 2024 and June 30, 2023.

	Three Months Ended		Nine Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Food and support service costs(1)	29.5%	29.5%	29.9%	30.2%
Personnel costs(2)	44.5%	45.1%	44.6%	45.6%
Other direct costs(3)	26.0%	25.4%	25.5%	24.2%
	100.0%	100.0%	100.0%	100.0%
(1) Food and support service costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during the nine months ended June 28, 2024 compared to the prior year period mainly driven by other direct costs increasing at a higher proportion as compared to food and support service costs and the moderation of product inflationary costs.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended June 28, 2024 compared to the prior year periods due to other direct costs increasing at a higher proportion as compared to personnel costs and prior year severance charges ($29.7 million for the nine month period) (see Note 3 to the condensed consolidated financial statements) and moderation of labor inflationary costs.
(3) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during the three and nine months ended June 28, 2024 compared to the prior year periods due to increased payments made to clients related to business volume growth in the current year. Further, the nine months ended June 30, 2023 was affected by non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($72.3 million) (see Note 14 to the condensed consolidated financial statements); partially offset by non-cash impairment charges of operating lease right of use assets, property and equipment and other costs related to certain real estate properties ($19.0 million) (see Note 1 to the consolidated financial statements).
Operating income increased by $29.1 million and $78.1 million during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively, driven by base business volume growth, cost management, improved supply chain economics and favorable recovery of inflationary costs as compared to prior year periods. The increase in operating income during the three month period of fiscal 2024, compared to prior year period, was partially offset by prior year favorable loss experience under our general liability, automobile liability and workers' compensation liability programs ($15.8 million). The increase in operating income during the nine month period of fiscal 2024 was attributable to the factors noted above as well as prior year severance charges ($29.7 million) (see Note 3 to the condensed consolidated financial statements) and prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the condensed consolidated financial statements) and was partially offset by prior year non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($72.3 million) (see Note 14 to the condensed consolidated financial statements), prior year favorable loss experience under our general liability, automobile liability and workers' compensation liability programs ($27.1 million), higher expenses related to the separation and distribution of the Uniform segment ($22.1 million) (see Note 2 to the condensed consolidated financial statements) and a prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million).

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
Interest Expense, net, decreased by 27.4% and 13.6% during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The decrease during the three and nine month periods of fiscal 2024 was primarily due to lower interest expense related to the repayment of the 6.375% Senior Notes due May 1, 2025 ("6.375% 2025 Notes") (see Note 5 to the condensed consolidated financial statements). Additionally, the decrease during the nine month period of fiscal 2024 was partially offset by the payment of a $23.9 million call premium, a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% 2025 Notes (see Note 5 to the condensed consolidated financial statements), higher borrowings on the Receivables Facility, a $1.6 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-5 Loans due 2028 and U.S. Term B-6 Loans due 2030 and transaction costs related to the repricing of these loans (see Note 5 to the condensed consolidated financial statements).
The provision for income taxes for the three and nine month periods of fiscal 2024 was recorded at an effective tax rate of 27.5% and 32.0%, respectively. During the nine month period ended June 28, 2024, we recorded a $7.1 million valuation allowance recorded against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 8 to the condensed consolidated financial statements). The provision for income taxes for the three and nine month periods ended June 30, 2023 was recorded at an effective tax rate of 27.7% and 26.2%, respectively. During the three and nine months ended June 30, 2023, we recorded an income tax provision of $101.2 million related to the sale of our 50% ownership interest in AIM Services Co., Ltd. Additionally, during the nine month period ended June 30, 2023, we recorded an income tax benefit of $3.8 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business (see Note 8 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors are summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	June 28, 2024	June 30, 2023	%	June 28, 2024	June 30, 2023	%
Business & Industry	$427.5	$369.0	15.9%	$1,207.3	$1,043.7	15.7%
Education	779.6	725.5	7.5%	2,931.4	2,712.8	8.1%
Healthcare(1)	411.8	416.5	(1.1)%	1,216.4	1,251.3	(2.8)%
Sports, Leisure & Corrections	1,083.9	956.2	13.4%	2,751.1	2,416.8	13.8%
Facilities & Other(1)	441.7	423.4	4.3%	1,294.5	1,230.2	5.2%
	$3,144.5	$2,890.6	8.8%	$9,400.7	$8,654.8	8.6%

(1)
Beginning in fiscal 2024, management began reporting results for healthcare facility services within "Healthcare", whereas the results were previously reported within "Facilities & Other". As such, the "Healthcare" and "Facilities & Other" three and nine months ended June 30, 2023 results were recast to reflect this change.

The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue increased by approximately 8.8% and 8.6% during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during both the three and nine month periods of fiscal 2024 was primarily attributable to base business growth, including higher volume within our Business & Industry sector and Sports & Entertainment, Higher Education and Corrections businesses, and contract price increases primarily within our Higher Education and Corrections businesses.
Operating income increased by $16.6 million and $26.0 million during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during both the three and nine month periods of fiscal 2024 was primarily attributable to base business volume growth, cost management, improved supply chain economics and favorable recovery of inflationary costs as compared to prior year periods, partially offset by prior year favorable loss experience under our general liability, automobile liability and workers' compensation liability programs ($15.8 million and $27.1 million, respectively). The increase during the nine month period of fiscal 2024 was also attributable to prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the condensed consolidated financial statements) and prior year non-cash charges related to information technology assets ($6.1 million). The increase during the nine month period of fiscal 2024 was partially offset by prior year non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($72.3 million) (see Note 14 to the condensed consolidated financial statements) and a prior year gain relating to the recovery of our investment (possessory interest) at one of the National Park sites ($19.8 million).
FSS International Segment
FSS International segment revenue increased by approximately 6.0% and 11.0% during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during both the three and nine month periods of fiscal 2024 was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth partially offset by the negative impact of foreign currency translation (10.0% and 6.3%, respectively).
Operating income increased by $12.7 million and $67.8 million during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2024 was mainly attributable to the volume growth in base business, net new business and improved supply chain economics. The increase during the nine month period of fiscal 2024 was also attributable to prior year severance charges ($25.8 million) (see Note 3 to condensed consolidated financial statements) and a prior year non-cash charge for the impairment of certain assets related to a business held-for-sale ($5.2 million), partially offset by a decline in profit related to the sale of our 50% ownership interest in AIM Services Co., Ltd.
Corporate
Corporate expenses, which consists of administrative expenses not allocated to the business segments, increased by $0.2 million and $15.7 million during the three and nine month periods of fiscal 2024 compared to the prior year periods, respectively. The increase during the three month period of fiscal 2024 was attributable to higher employee incentive expenses, essentially offset by lower expense related to the separation and distribution of the Uniform segment ($3.5 million) compared to the prior year period. The increase during the nine month period of fiscal 2024 was attributable to higher expenses related to the separation and distribution of the Uniform segment ($22.1 million) (see Note 2 to the condensed consolidated financial statements) and higher employee incentive expenses, partially offset by lower share-based compensation expense ($10.0 million) compared to the prior year period (see Note 10 to the condensed consolidated financial statements).
Liquidity and Capital Resources
Overview
As of June 28, 2024, we had $436.1 million of cash and cash equivalents, $114.3 million of marketable securities and approximately $702.2 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of June 28, 2024, we had approximately $739.4 million of outstanding foreign currency borrowings. As of June 28, 2024, the 5.000% Senior Notes due April 1, 2025 and 3.125% Senior Notes due April 1, 2025 mature within one year. We intend to repay, redeem or otherwise refinance the outstanding obligations related to these securities.
On August 2, 2024, we entered into Amendment No. 15 to the Credit Agreement, which refinanced and replaced our approximately $1.2 billion multi-currency revolving credit facility and approximately $225 million Term A Loans due April 2026 into an amended $1.4 billion multi-currency revolving credit facility and $500 million Term A Loans, extending the maturity to August 2029, adding revolving credit facility capacity of approximately $250 million, reducing the applicable margin and utilizing the net proceeds from the increased principal amount of Term A Loans to reduce the outstanding revolving credit facility balance by approximately $275 million (see Note 15 to the condensed consolidated financial statements).
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

The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 28, 2024	June 30, 2023
Net cash used in operating activities of Continuing Operations	$(295.1)	$(415.0)
Net cash (used in) provided by investing activities of Continuing Operations	(379.4)	323.5
Net cash (used in) provided by financing activities of Continuing Operations	(800.6)	76.2
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities decreased by $119.9 million during the nine month period of fiscal 2024 compared to the nine month period of fiscal 2023. The lower net income and a greater use of cash from the change in operating assets and liabilities for the nine month period of fiscal 2024 was more than offset by the add-back of non-cash gains and losses and adjustments to non-operating cash transactions as compared to the prior year period. The unfavorable change in operating assets and liabilities compared to the prior year period of $66.0 million was primarily due to:
•Accrued expenses by $106.8 million, resulting in a greater use of cash during the nine month period of fiscal 2024 compared to the nine month period of fiscal 2023 primarily due to the timing of income tax payments, higher recognition of deferred income in our Higher Education business, the timing of payroll, higher client payments related to our revenue contracts in our Sports business and the timing of interest, insurance and other payments; partially offset by the prior year payment of social security taxes deferred under the CARES Act and lower employee incentive payments; and
•Receivables by $57.8 million, resulting in a greater use of cash during the nine month period of fiscal 2024 compared to the nine month period of fiscal 2023 impacted by base and new business growth and timing of collections.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $50.6 million, resulting in a lower use of cash during the nine month period of fiscal 2024 compared to the nine month period of fiscal 2023 from the timing of disbursements; and
•Inventories by $35.1 million, resulting in a source of cash during the nine month period of fiscal 2024 compared to a use of cash during the nine month period of fiscal 2023 due to improved inventory management in the Sports, Leisure & Corrections sector.
During the nine month periods of fiscal 2024 and 2023, we received proceeds of approximately $1.0 million and $15.3 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation liability programs. The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows (Used In) Provided by Investing Activities
Cash flows used in investing activities were $379.4 million during the nine month period of fiscal 2024 compared to $323.5 million cash flows provided by investing activities during the nine month period of fiscal 2023. The change was primarily due to the prior year proceeds from the sale of equity investments ($633.2 million) (see Note 1 to the condensed consolidated financial statements). In addition, the nine month period of fiscal 2024 had higher acquisitions of certain businesses ($56.8 million) and higher purchases of property and equipment ($29.6 million), offset by lower net purchases of United States Treasury securities related to our captive insurance subsidiary ($31.2 million) compared to the prior year period.
The "Other investing activities" caption includes $19.8 million of proceeds received during the nine month period of fiscal 2023, relating to the recovery of our investment (possessory interest) at one of the National Park Service sites within our Sports, Leisure & Corrections sector.
Cash Flows (Used In) Provided by Financing Activities
During the nine month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million), partially offset by borrowings under the Receivables Facility ($599.0 million) and borrowings under the revolving credit facility ($248.0 million).
During the nine month period of fiscal 2023, cash provided by financing activities was primarily impacted by the issuance of new U.S. Term B-6 Loans due 2030 ($1,089.0 million), borrowings under the revolving credit facility ($397.2 million) and borrowings under the Receivables Facility ($395.1 million), partially offset by repayments of U.S. Term B-3 Loans due 2025 ($1,664.8 million) and yen denominated term loans due 2026 ($63.0 million).
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2024 and fiscal 2023 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The nine month period of fiscal 2024 also includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million) and the nine month period of fiscal 2023 also includes the payment of debt issuance costs on the U.S. Term B-6 Loans due 2030 ($8.0 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 28, 2024, we were compliant with these covenants.
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

ASI and its restricted subsidiaries only and does not include the results of Aramark.

Twelve Months Ended
(in millions)	June 28, 2024
Net income Attributable to ASI stockholders	$345.5
Less: Income from Discontinued Operations, net of tax	(97.1)
Net income from Continuing Operations Attributable to ASI stockholders	$248.4
Interest expense, net	393.1
Provision for Income Taxes	62.1
Depreciation and Amortization	425.6
Share-based compensation expense(1)	66.4
Unusual or non-recurring losses(2)	2.3
Pro forma EBITDA for certain transactions(3)	2.4
Other(4)	106.8
Covenant Adjusted EBITDA	$1,307.1
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock unit awards and employee stock purchases (see Note 10 to the condensed consolidated financial statements).
(2)    Represents the fiscal 2024 non-cash charge for the impairment of certain assets related to a business that was sold ($2.3 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($51.8 million), charges related to our spin-off of the Uniform segment ($42.0 million), income related to non-United States governmental wage subsidies ($13.6 million), the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($12.8 million), net severance charges ($10.1 million), the impact of hyperinflation in Argentina ($8.9 million), non-cash charges for inventory write-downs ($6.1 million), non-cash charges related to the impairment of a trade name ($3.3 million), non-cash charges related to information technology assets ($2.1 million), multiemployer pension plan withdrawal charges ($2.0 million) and other miscellaneous expenses.
Our covenant requirement and actual ratio for the twelve months ended June 28, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.69x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.69x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk in general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 28, 2024. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of June 28, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $15.7 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount as of June 28, 2024 and September 29, 2023 was $114.3 million and $110.7 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 28, 2024 has not materially changed from September 29, 2023 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023). However, we completed several debt related transactions during the nine month period of fiscal 2024 that significantly reduced our consolidated debt and the applicable margin used to calculate our interest expense. As a result, we reduced our related exposure to this market risk. During the first quarter of fiscal 2024, we redeemed the 6.375% Senior Notes due 2025 of $1,500.0 million from the proceeds received in conjunction with the separation and distribution of the Uniform segment. In addition, the Uniform segment United States term loans of $800.0 million due 2025 and $700.0 million due 2028 were removed from our condensed consolidated financial statements as a result of the separation and distribution of the Uniform segment on September 30, 2023. During the second quarter of fiscal 2024, we entered into Amendment No. 14 to the Credit Agreement, which provides for a reduction of the applicable margin for U.S. denominated Term B Loans. As of June 28, 2024, the 5.000% Senior Notes due April 1, 2025 and 3.125% Senior Notes due April 1, 2025 mature within one year. We intend to repay, redeem or otherwise refinance the outstanding obligations related to these securities. On August 2, 2024, we entered into Amendment No. 15 to the Credit Agreement, which refinanced and replaced our approximately $1.2 billion multi-currency revolving credit facility and approximately $225 million Term A Loans due April 2026 into an amended $1.4 billion multi-currency revolving credit facility and $500 million Term A Loans, extending the maturity to August 2029, adding revolving credit facility capacity of approximately $250 million, reducing the applicable margin and utilizing the net proceeds from the increased principal amount of Term A Loans to reduce the outstanding revolving credit facility balance by approximately $275 million. See Note 5 and Note 15 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 6 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 14 for the disclosure of the fair value and related carrying value of our debt obligations as of June 28, 2024.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, international, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of June 28, 2024.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 filed with the SEC on November 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended June 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2024.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1†
Amendment, dated May 29, 2024, to the Letter Agreement dated December 11, 2023, by and between Thomas Ondrof and Aramark (incorporated by reference to exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on May 29, 224 (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 28, 2024 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 28, 2024 and September 29, 2023; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 28, 2024 and June 30, 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 28, 2024 and June 30, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2024 and June 30, 2023; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended June 28, 2024 and June 30, 2023; and (vi) Notes to condensed consolidated financial statements.

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