Form 10-K
period 2024-09-27
Aramark
filed 2024-11-19
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended September 27, 2024 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 29, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $8,746.2 million.
As of October 25, 2024, the number of shares of the registrant's common stock outstanding is 263,947,698.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2025 Annual Meeting of Stockholders, to be held on January 24, 2025, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended September 27, 2024.

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

PART I
Item 1.     Business
Overview
Aramark (the “Company”, “we” or “us”) is a leading global provider of food and facilities services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our largest market is the United States, which is supplemented by an additional 15-country footprint. We also provide our services on a more limited basis in several additional countries and in offshore locations. Based on total revenue in fiscal 2024, we hold a top 2 position in North America in food and facilities services and a top 3 position in food and facilities services internationally in most countries in which we have significant operations. Our approximately 266,680 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of customers including students, patients, employees, sports fans and guests worldwide.
We operate our business in two reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States") and Food and Support Services International ("FSS International"). The following chart shows a breakdown of our revenue and operating income by these reportable segments:

Reportable Segments:	FSS United States	FSS International

FY 2024 Revenue(1):	$12,576.7	$4,824.0
FY 2024 Operating Income(1):	$659.9	$187.3
(1) Dollars in millions. Operating income excludes $140.7 million related to corporate expenses.
In fiscal 2024, we generated $17.4 billion of revenue, $706.5 million of operating income and $262.5 million of net income attributable to Aramark stockholders.
Our History
Since our founding in 1959, we have broadened our service offerings and expanded our client base through a combination of organic growth and acquisitions, with the goal of further developing our food and facilities capabilities, as well as growing our international presence. In 1984, we completed a management buyout, after which our management and employees increased their Company ownership to approximately 90% of our equity capital leading up to our December 2001 public offering. On January 26, 2007, we delisted from the New York Stock Exchange (“NYSE”) in conjunction with a going-private transaction executed with certain private equity investment funds, as well as approximately 250 senior management personnel. On December 17, 2013, we completed an initial public offering of our common stock.
Aramark’s Spin-off of the Uniform Segment
On September 30, 2023, we completed the separation and distribution of our Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"). The separation of our Uniform segment was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the NYSE. The historical results of the Uniform segment have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated to the Uniform segment are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheet as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2 to the audited consolidated financial statements.
Our Business
We manage a number of interrelated services, including food, hospitality, procurement and facility services, for school districts, colleges & universities, healthcare & senior living facilities, businesses, sports, entertainment & recreational venues, conference & convention centers, national & state parks and correctional institutions.

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
We manage our business in two geographic reportable segments split between our United States and International operations. In fiscal 2024, our FSS United States segment generated $12,576.7 million in revenue, or 72% of our total revenue, and our FSS International segment generated $4,824.0 million in revenue, or 28% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of United States government agencies.
Clients and Services
We serve a number of sectors across 16 countries around the world. Our operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
In the FSS United States segment, the range of services provided by sector are as follows:
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at approximately 1,330 colleges, universities, school systems & districts and private schools. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food, food-related and facility support services to approximately 190 healthcare and senior living client families and more than 1,100 facilities(1). Our food and food-related services include patient food and nutrition, retail food, environmental services and procurement services.
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
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve various venues for professional (including minor league affiliates) and college sports teams, including 26 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, and for approximately 150 college and university teams. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services and operate commissaries, laundry facilities and property rooms.
Facilities & Other. We provide a variety of support services to approximately 220 client families, which comprise of approximately 500 facilities(1). These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management, payment services and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries through our Avendra and other procurement services businesses.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in each of the sectors. We have operations in 15 countries outside the United States. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our largest international operations are in Canada, Chile, China, Germany, Spain and the United Kingdom. There are particular risks associated with our international operations. Please see Item 1A. “Risk Factors.”
Purchasing
We negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers and suppliers. Due to our ability to negotiate favorable terms with our suppliers, we receive vendor consideration, including volume discounts, rebates and other applicable credits. See “Types of Contracts”
(1) In fiscal 2024, management began reporting healthcare facility services within “Healthcare," whereas healthcare facility services were previously reported within "Facilities & Other." As such, client families and facilities previously included within “Facilities & Other" are now reflected within "Healthcare."

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
Our relationship with Sysco is important to our operations, and we have had distribution agreements in place for over 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2024, Sysco distributed approximately 45% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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

Our contracts are generally obtained and renewed either through a competitive process or on a negotiated basis, although contracts in the public sector, including school districts and correctional clients, are frequently awarded on a competitive bid basis, as required by applicable law. Contracts in the private sector may be entered into without a formal bid process, but we and other companies will often compete in the process leading up to the award or the completion of contract negotiations. Typically, after the award, final contract terms are negotiated and agreed upon.
We use two general contract types: profit and loss contracts and client interest contracts. These contracts differ in their provision for the amount of financial risk that we bear and, accordingly, the potential compensation, profits or fees we may receive. Payments made to clients and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract, the services we provide and the amount of capital we invest.
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2024, approximately two-thirds of our revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing," we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2024, approximately one-third of our revenue was derived from client interest contracts.
Competition
There is significant competition in our business from local, regional, national and international companies, as well as from the businesses, healthcare institutions, senior living facilities, colleges and universities, correctional facilities, school districts and public assembly facilities that decide to provide these services themselves. Institutions may decide to operate their own services or outsource to one of our competitors following the expiration or termination of contracts with us. In our United States segment, our external competitors include other multi-regional food and support service providers, such as Compass Group plc, Delaware North Companies Inc. and Sodexo SA. Internationally, our external food service and support service competitors include Compass Group plc, Elior SA, ISS and Sodexo SA. We also face competition from many regional and local service providers.
We believe that the following competitive factors are the principal drivers of our success:
•quality and breadth of services provided;
•management talent;
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
Be Well. Do Well. - Our Environmental, Social and Governance ("ESG") Platform
Be Well. Do Well. is Aramark’s ESG platform and directly connects to our mission: Because we’re rooted in service, we do great things for our people, our partners, our communities, and our planet. As part of this platform, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders, and other stakeholders. Our strategic, interconnected people and planet goals convey our priorities and ambitions, focusing our efforts and inspiring our organization. Our people goal is to enable equity and well-being for millions of people, including our employees, customers, communities, and people in our supply chain. The "Human Capital" section below provides examples of this work. Our planet goal is to promote planetary health on our path to net zero greenhouse gas ("GHG") emissions. In 2023, Aramark secured science-based GHG reduction targets validated by the Science Based Targets Initiative ("SBTi"). These targets include near-term targets to significantly reduce emissions in direct operations and supply chain and a commitment to reach net zero GHG emissions across the enterprise by fiscal 2050. We believe that our climate-related work is intended to complement our existing commitments and integrated priorities related to operational efficiency, circularity and responsible sourcing.
Our Board of Directors reviews our ESG goals and objectives, supports implementation of our ESG priorities and commitments, and oversees progress which we report in our Be Well. Do Well. Progress Report, the update of which will be released in early calendar 2025. Our reporting aligns with multiple frameworks and standards including the Sustainability Accounting Standards Board (SASB), the Global Reporting Initiative (GRI) and the Task Force on Climate-Related Financial Disclosures (TCFD). Aramark also submits a disclosure annually to CDP’s (formerly the Carbon Disclosure Project) climate and forest questionnaires, with responses available publicly. You can read more about Be Well. Do Well. and broader programs and initiatives on our website (www.aramark.com/environmental-social-governance). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food and facilities services in thousands of client locations across 16 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. As of September 27, 2024, we had a total of approximately 266,680 employees, including approximately 140,970 employees in FSS United States, 125,250 employees in FSS International and 460 employees in Aramark corporate staff. This total consists of approximately 27,160 management or salaried employees and approximately 239,520 frontline or hourly employees. The number of frontline or hourly employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As of September 27, 2024, approximately 38,000 employees in our United States and Canadian operations were covered by collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our employees.

Diversity, Equity and Inclusion. As a result of being rooted in service, we do great things for our people, our partners, our communities and our planet. We believe that it is vital to align our diversity, equity and inclusion priorities with our business strategy. As of September 27, 2024, our active United States employee base reflected the following gender, racial and ethnic demographic information:

United States Employee Population	Male	Female	White	Diverse	Black	Hispanic	Asian	American Indian	Pacific Islander	2 or more races
Total	43.37%	56.63%	39.31%	60.69%	30.47%	20.20%	6.42%	0.71%	0.27%	2.62%
Hourly Employees	42.61%	57.39%	36.19%	63.81%	32.21%	21.20%	6.73%	0.72%	0.28%	2.67%
Salaried Employees	49.55%	50.45%	64.67%	35.33%	16.25%	12.09%	3.90%	0.63%	0.22%	2.24%
As of September 27, 2024, 40% of our Board of Directors and 57% of our CEO's direct reports were female. Continuing to increase diversity in executive and all levels of the leadership pipeline remains an organizational priority for the coming years. In fiscal 2024, consistent with fiscal 2023, we established ESG goals for our executive leadership team reflective of this priority, and we continue to make advancements toward these goals. We have 11 active employee resource groups, supporting women, racially and ethnically diverse employees, the LGBTQ+ community, veterans, individuals with disabilities, interfaith community, and dietitians and other health and wellness professionals. These groups have 54 local hubs across the United States and international markets and play a key role in creating a culture of inclusion. For 2024, Aramark ranked #29 on Fair360's (formerly DiversityInc) 2024 Top 50 Companies list, up 11 spots from 2023. This is the eighth consecutive year Aramark appeared on the Top 50 list. For the first time, we were also ranked on the Top Companies for Black Executives list by Fair360. Aramark was also named one of the "Best Places to Work for Disability Inclusion," for the eight consecutive year, by the 2024 Disability Equality Index®, earning a top score of 100%.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2024, we hired over 93,000 new employees, compared to approximately 100,000 in fiscal 2023, made up of 96% hourly employees and 4% salaried employees. We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment.
Community Engagement. Through our Aramark Building Community initiative, we create meaningful opportunities to engage and focus resources locally. In fiscal 2024, over 9,000 employees volunteered to host and participate in 475 service projects supporting more than 1,000 nonprofit organizations. These efforts benefited community members in 234 cities across 12 countries worldwide. As an example of these projects, members from all of Aramark's 11 employee resource groups mobilized to provide 3,890 backpacks with school supplies to students in 30 communities globally.
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
•motor carrier safety; and
•privacy and data security.
The laws and regulations relating to our business are numerous and complex. There are a variety of laws and regulations at various governmental levels relating to the handling, preparation, transportation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of food production facilities and the hygiene of food-handling personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, there can be no assurance that we are in full compliance at all times with all of the applicable laws and regulations or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liability.
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers, college stadiums, and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 27, 2024, our subsidiaries held liquor licenses in 43 states and the District of Columbia, 3 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and

Liability Act and similar federal, state, local and international statutes and regulations governing the use, management and disposal of chemicals and hazardous materials. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of September 27, 2024, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
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
National and international economic downturns have, and in the future could, reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic downturns that impact our financial condition may be caused by inflation, supply chain disruptions, geopolitics, global energy shortages, major central bank policy actions including interest rate increases, public health crises, or other factors. Economic hardship in our client base has also impacted and may continue to impact our business. For example, in early stages of the COVID-19 pandemic, or in the period of economic distress following the financial crisis of 2008, certain of our businesses were negatively affected by reduced employment levels at our clients’ locations and declining levels of business and customer spending. In addition, financial distress and insolvency experienced by clients, especially larger clients, has in the past made it difficult and in the future could make it difficult for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. For example, in response to the changed circumstances caused by shutdowns at the beginning of the COVID-19 pandemic, we worked with clients to renegotiate contracts and financial structures in order to mitigate lost revenues caused by partial or full closure of client premises. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
The portion of our business that provides services in facilities such as convention centers and tourist and recreational attractions is particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted in, and in the future could result in, a reduction in our revenue. Further, because our exposure to the ultimate customer of what we provide is limited by our dependence on our clients to attract those customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. There are many factors that could reduce the number of events in a facility, attendance at an event or decrease attendees’ discretionary income, including pandemics and other health crises, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, short-term weather conditions or more prolonged climate change-related conditions and adverse economic conditions which would adversely affect revenue and profits.
Natural disasters, global calamities, climate change, political unrest, geopolitical conflicts, energy shortages, sports strikes and other adverse incidents beyond our control could adversely affect our revenue and operating results.
Natural disasters, including hurricanes, earthquakes and droughts, global calamities, pandemics and other public health crises, or political unrest and global conflicts, have affected, and in the future could affect, our revenue and operating results. In the past, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The acute and chronic effects of global climate change, including the increasing frequency and severity of extreme weather, changing precipitation patterns and rising mean temperatures may result in supply chain and other business disruptions. Climate change may also impact the availability and costs of water, food or other resources or commodities that could adversely affect our ability to deliver services.
In addition, political unrest and global conflicts have disrupted, and in the future may continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. For example, while we do not have direct operations within Russia or Ukraine, the conflict involving these nations has triggered inflation in our costs and may increase our risk of cyberattacks. We also do not have direct operations in the Middle East, but the ongoing Israel-Hamas War and escalating tensions in the region may disrupt global markets and impact our supply chain. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation and the duration and severity of such conflicts. Any terrorist attacks or incidents prompted by political unrest, particularly at venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted in, and would in the future result in a loss of revenue and reduced profits at the venues we service.

Operational Risks
Our failure to retain our current clients, renew our existing client contracts on comparable terms and obtain new client contracts on expected terms could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. In addition, clients are increasingly focused on and requiring us to make commitments, set targets and meet standards related to environmental sustainability matters, such as waste management, greenhouse gas emissions, including lower-carbon food offerings, animal health and welfare, deforestation and land use. Our ability to retain clients may depend in part on the effectiveness of our response to these expectations. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. In addition, we typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business, and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the current economic environment, due to, among other things, increased cost pressure at our clients, tight labor markets and heightened competition. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, or the significant failure to recoup start-up expenses in expected amounts and timeframes for our new business contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and customers. Our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We may also face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses, as well as other providers with potentially disruptive business models, have been successful at applying technology developments to local food service. If we fail to implement emerging technologies as quickly and efficiently as our competitors, we may lose clients. While we have a significant international presence, certain competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, service and small wares, transportation, shipping, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services due to general economic conditions, inflationary pressures, supply chain disruptions, tariffs, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, pay transparency, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years, which has increased the cost of fuel and utilities. From time to time, we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or climate change, natural disasters or pandemics, geopolitical conflicts or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Increasing demands from clients, customers and other stakeholders relating to sustainability, including that we set reduced emissions, waste and other sustainability targets and take actions to meet them, also could result in increased costs for business. We have two main types of contracts: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. Approximately two-thirds of our revenue in fiscal 2024 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, including pricing, we may have to absorb cost increases, which may adversely impact our operating results.
The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our contracts contain minimum guaranteed remittances to our client regardless of our revenue or profit at the facility, typically contingent on certain future events. If revenue does not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Generally, our contracts also limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our revenue and results of operations.
Our international business faces risks that could have an effect on our results of operations and financial condition.
A significant portion of our revenue is derived from international business. During fiscal 2024, approximately 28% of our revenue was generated outside of the United States. We currently have a presence in 15 countries outside of the United States with approximately 125,250 personnel. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our international operations are subject to risks, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption law compliance matters, as well as cybersecurity, data protection, corporate sustainability reporting and supply chain laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; energy shortages; local political and social conditions; geopolitical tensions, including, for example, tensions between the United States and China or overall global volatility; and the ability to comply with terms of government assistance programs. In addition, the operating results of our non-United States subsidiaries are translated into United States dollars and those results are affected by movements in foreign currencies relative to the United States dollar. Unfavorable fluctuations in foreign currency exchange rates have had, and could in the future continue to have, an adverse effect on our results of operations.

Local labor and employment laws in countries outside of the United States can make it more difficult and costly to reduce labor costs in connection with decreases in demand for our services.
We will continue to explore and consider opportunities to develop our business in emerging countries over the long term. Emerging international operations present several additional risks, including greater fluctuation in currencies relative to the United States dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, and nationalization and expropriation of private assets.
There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.
Risks associated with suppliers, service providers and subcontractors could adversely affect our results of operations.
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers, service providers and subcontractors to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. In addition, client, customer and other stakeholder expectations regarding environmental, social and governance considerations for suppliers are increasing and otherwise evolving. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products; human rights; and to access raw materials and finished products in a timely and efficient manner is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, tariffs, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. For example, global supply chain disruptions caused by global events, such as the Russian/Ukraine conflict have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. While we have continued to modify our business model in response to the current environment, including proactively managing inflation and global supply chain disruption, through supply chain initiatives and by implementing pricing pass-throughs, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen. In addition, domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. Drought, flood, natural disasters and other extreme weather events associated with climate change as well as chronic climate impacts such as rising mean temperatures and changes in precipitation patterns could also result in supply chain disruptions or higher material costs. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 45% of our food and non-food products in the United States and Canada in fiscal 2024 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. For example, past labor shortages and other labor disputes at our primary distributors have exacerbated supply chain issues impacting our business. A cyber, weather or other incident could also disrupt our distributors' operations and, therefore, impact our business in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.
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
We believe much of our future growth and success depends on the continued availability, service and well-being of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor like we have seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with United States and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including pay transparency, wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us and may impede our ability to attract and retain talent. Historically, we have also regularly hired a large number of part-time and seasonal workers. Any difficulty we may encounter in hiring such workers, immigration policies and general labor shortages, could result in significant increases in labor costs, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that historically approximately two-thirds of our revenue is from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
We may fail to realize the anticipated benefits of acquisitions and joint ventures or successfully integrate the operations of the companies we acquire.
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
The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain existing clients or attract new clients, maintain relationships with suppliers and other contractual parties or retain and integrate acquired personnel. In addition, cost savings that we expect to achieve, for example, from the elimination of duplicative expenses and the realization of economies of scale or synergies, may take longer than expected to realize or may ultimately be smaller than we expect. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition, or significant compliance issues, such as anti-corruption issues, which require remediation, resulting in additional unanticipated costs, risk creation and potential reputational harm. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such integration difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives, which could have a material adverse effect on our business, financial condition or results of operations. Similarly, our business depends on effective information technology and financial reporting systems. Delays in or poor execution of the integration of these systems could disrupt our operations and increase costs and could also potentially adversely impact the effectiveness of our disclosure controls and internal controls over financial reporting.

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
On September 30, 2023, we completed the separation and distribution of the Uniform segment. While the spin-off has been completed, we are still subject to potentially continued unforeseen expenses, including additional general and administrative costs, costs from lost synergies, restructuring costs or other costs and expenses. The spin-off may hinder our ability to retain existing business and operational relationships, including with clients, customers, suppliers and employees, as well as to cultivate new business relationships. Based on these and other factors we may not be able to achieve the full strategic and financial benefits that are expected as a result of the spin-off.
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
Approximately 38,000 employees in our United States and Canadian operations were represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
The laws and regulations relating to our business are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food. In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times, in particular as we offer more innovative and broad service offerings, or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance, expose us to liabilities or cause reputational harm.
We serve alcoholic beverages at many facilities, including at college stadiums, and offer more innovative services, such as self-service options, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes in the United States. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is visibly intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses established for the benefit of alcoholic beverages service providers, we cannot guarantee that visibly intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional laws or regulations in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.
We are subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, such as employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, ESG-related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, supply chain laws, food safety, labeling and sanitation laws, government funded entitlement programs, government assistance programs, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, laws implementing the EU Corporate Sustainability Reporting Directive, data privacy and security laws and alcohol licensing and service laws.
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
If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, injunctions, seizures, disgorgements or debarments from government contracts or the loss of liquor licenses or the ability to operate our motor vehicles. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations, cause reputational harm and impede our growth and retention efforts. In addition, government agencies may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.
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
A failure to maintain food safety throughout our supply chain and food-borne illness concerns, and risks relating to allergens, may result in reputational harm and claims of illness or injury that could adversely affect us.
Food safety is a top priority for us and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. Claims of illness or injury relating to food quality, food handling or allergens are common in the food service industry and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers, distributors or subcontractors, food safety could, in part, be out of our control. There is also a risk that our suppliers, distributors or subcontractors underreport food safety incidents or system failures, which could hinder response and tracking of such risks. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our revenue. Additionally, social media has increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw material costs.

Increases or changes in income tax rates or laws of tax matters could adversely impact our financial results.
As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. Additionally, we are subject to regular review and audit by both domestic and foreign tax authorities as well as to the prospective and retrospective effects of changing tax regulations and legislation. Countries are also requiring additional disclosures related to tax liabilities paid within jurisdictions. Although we believe we are currently compliant, we may fall awry of such requirements and be required to pay additional taxes under such systems, such as the Organization for Economic Co-operation & Development's Pillar Two Global Anti-Base Erosion Model Rules.
Considering the unpredictability of possible changes to the United States or foreign tax laws and regulations and their potential interdependency, it is very difficult to predict the cumulative effect of such tax laws and regulations on our results of operations and cash flow, but such laws and regulations (and changes thereto) could adversely impact our financial results.
Our commitments and stakeholder expectations relating to ESG considerations may expose us to liabilities, increased costs, reputational harm and other adverse effects on our business.
We, along with many governments, regulators, investors, employees, clients, customers and other stakeholders, are increasingly focused on ESG and sustainability considerations relating to our business, including greenhouse gas emissions, single-use plastics, food waste, human and civil rights, animal welfare and diversity, equity and inclusion. New laws and regulations in these areas have been proposed, and in some cases adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities and performance are, and will continue to, change and evolve, including in ways that may require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. In addition, we make statements about our ESG goals, commitments and initiatives through our annual “Be Well. Do Well.” Progress Report, other non-financial reports, information provided on our website, press statements and other communications. Implementing our ESG programs involves risks and uncertainties, including increased costs, required investments and often depends on third-party performance or data that is outside our control. We are also at risk for challenge or criticism associated with stakeholders who reject or challenge our ESG programs and commitments. We cannot guarantee that we will achieve our announced ESG targets and commitments, satisfy all stakeholder expectations or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Our operations and reputation may be adversely affected by disruptions to or breaches of our information systems or if our data is otherwise compromised.
We are increasingly utilizing information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes employee, client and third-party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third-party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may also heighten our risks by making cyber-attacks more difficult to detect, contain and mitigate. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken.

We maintain a global cybersecurity program aligned with the National Institute of Standards and Technology Cybersecurity Framework. Our cross functional Cybersecurity Team, led by our Chief Information Security Officer ("CISO"), is responsible for prioritizing and managing evolving cyber risks. During the normal course of business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. Any damage to, or compromise or breach of, our systems, or the systems of our vendors, could impair our ability to conduct our business, result in transaction errors, result in corruption or loss of accounting or other data, which could cause delays in our financial reporting and result in a violation of applicable privacy and other laws, significant legal and financial exposure, reputational damage, adverse publicity and a loss of confidence in our security measures. Any such event could cause us to incur substantial costs, including costs associated with systems remediation, client protection, litigation, lost revenue or the failure to retain or attract clients following an attack. The failure to properly respond to any such event could also result in similar exposure to liability. While we maintain insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise. Further, as cybersecurity risks evolve, such insurance may not be available to us on commercially reasonable terms or at all. The occurrence of some or all of the foregoing could have a material adverse effect on our results of operations, financial condition, business and reputation.
We are subject to numerous laws and regulations in the United States and internationally, as well as contractual obligations and other security standards, each designed to protect the personal information of clients, customers, employees and other third parties that we collect and maintain. Additionally, as a global company we are subject to laws, rules and regulations regarding cross-border data flows, which have increased complexity regarding transferring data from a number of countries to the United States. These recent developments require us to review and amend the legal mechanisms by which we make and receive such cross-border personal data transfers. Since we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the global Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial. These laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various countries in which we operate. Other jurisdictions, including at both the federal and state level in the United States, have enacted or are considering similar data protection laws and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
The rapid development and integration of artificial intelligence ("AI") technologies into our processes presents several risks to our business.
The use of AI technologies within our business processes must be managed effectively and ethically to avoid outputs that are false, biased, or inconsistent with our values and strategies. Failure to properly manage, could also lead to unauthorized access to sensitive information and could harm our reputation and competitive position. At the same time, if we fail to keep pace with the rapid evolution of AI technologies, our competitive position and business results could suffer. In addition, the evolving regulatory landscape for AI technologies requires continuous monitoring and adaptation to ensure compliance and mitigate potential legal risks.
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

In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, new federal, state, local or international laws and regulations related to ESG disclosures (including, but not limited to, the EU Corporate Sustainability Reporting Directive and California's Climate Accountability Package), climate change (including, but not limited to, certain requirements relating to the disclosure of greenhouse gas emissions and associated business risks), single use plastics and disposable packaging and food waste, could affect our operations or result in significant additional expense and operating restrictions on us. Under United States federal and state environmental protection laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of September 27, 2024, our outstanding indebtedness was $5,271.5 million. We had additional availability of $1,341.6 million under our revolving credit facilities and availability of $600.0 million under the Receivables Facility as of that date.
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

 There can be no assurance that we will continue to pay dividends on our common stock and our indebtedness could limit our ability to pay dividends on our common stock.
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
Item 1B.    Unresolved Staff Comments
Not Applicable.
Item 1C.    Cybersecurity
The secure collection, maintenance, processing and transmission of financial and operational data, ordering, point-of-sale processing and payment information, including personal data, is critical to our operations and the experience of our customers. We have implemented technologies and tools to evaluate our cybersecurity measures and maintain a cyber-risk management strategy related to our technology infrastructure that includes monitoring emerging cybersecurity threats and assessing appropriate responsive measures.
Risk Management and Strategy
Risk Identification
We employ a risk-based approach for our cybersecurity program in which the level of controls are based upon asset value and organizational risk. Consequently, our cybersecurity program has a layered approach to cyber controls focused on protection of the confidentiality, integrity, and availability of sensitive data (both internal and third party). Our CISO and cybersecurity organization are actively engaged within the cybersecurity threat intelligence community in order to monitor emerging trends and developments, attack vectors, and best practices for identifying and mitigating cyber threats.
Risk Assessment
Our cybersecurity team monitors the cyber risk climate on an ongoing basis and performs cyber risk assessments at both tactical and strategic levels that are integrated into our overall risk management processes. These risk assessments may review various issues such as Payment Card Industry Data Security Standard compliance and cyber vulnerability on an enterprise and application level.
Risk Management
We have a global information security program responsible for creating cybersecurity policies, including an overarching Global Information Security Policy, that takes in account the National Institute of Standards & Technology Cybersecurity Framework (“NIST CSF”) and regulatory requirements. Our CISO is responsible for oversight of the cybersecurity program, supervision of the members of the team, and implementation of our layered cybersecurity measures, which include a documented security architecture program, endpoint detection, security incident response and event management and recovery, and privileged access management, among others.
Likewise, logical access controls are employed to manage and provision access based upon business need, and data encryption is leveraged to preserve data confidentiality. Data is regularly backed up in support of preserving availability. Audit logs are collected, correlated and analyzed by the Security Operations Center (“SOC”).
We provide all salaried employees, including new hires, cybersecurity training courses that sensitize them to risks and threat actor tactics. We also provide specialized security and data privacy training for certain employees, such as those handling sensitive or protected health information. On a quarterly basis, our cybersecurity organization conducts simulated phishing exercises to test and educate employees on real-world threats.
We engage third-party service providers as part of our cyber risk mitigation efforts. We contractually require vendors with access to personal information to maintain sufficient cybersecurity and data privacy standards. As part of our PCI compliance program, we assess vendors with access to payment card data on an annual basis, and we review other critical vendors periodically and on an as-needed basis. We also maintain relations with local and federal law enforcement in connection with cybersecurity matters.
In fiscal 2024, we engaged an independent cybersecurity advisory firm to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. In addition, we engaged an international cybersecurity company, specializing in IT services and software development, to augment our monitoring, incident response, detection, and forensics efforts; various Information Sharing and Analysis Centers (ISACs) for threat intelligence, and a recognized cyber defense company that specializes in threat intelligence and incident response services.
We purchase insurance to mitigate the potential financial consequences of cybersecurity incidents. We regularly review our cyber insurance program, assessing our coverage and policy terms.
During the normal course of business, we have experienced and expect to continue to experience a range of cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition, or results of operations. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”
Governance
Role of the Board
Our Board of Directors has delegated primary responsibility for the oversight of cybersecurity to the Audit Committee, which reviews and oversees our programs, policies, practices and safeguards relating to: information technology, data privacy and protection, cybersecurity and fraud, identification, assessment, monitoring, mitigation and the overall management of those risks, and our cyberattack incident response and recovery plan. The Audit Committee receives regular reports from our Chief Information Officer (CIO) and CISO on, among other things, our cyber risks and threats, the status of measures to strengthen our cybersecurity systems, assessments of our Cybersecurity program, and our views of the emerging threat landscape. During fiscal 2024, substantially all of our directors attended the Audit Committee meetings in which the Committee received updates relating to cybersecurity.
Role of Management
Our CISO, who reports directly to our CIO, is responsible for the day-to-day management of the Cybersecurity program and mitigation of cybersecurity risks, and supervises our SOC. Our CISO sets our cybersecurity strategy, oversees relevant policies, and manages the risk, assurance, and internal security reporting processes. Our CISO also oversees the Cybersecurity Incident Response Team (“CSIRT”), which receives updates regarding and conducts initial evaluations of critical and emerging risks and reports on such risks to senior management, as necessary. We utilize a security incident response framework that is led by our CISO and supported by the CSIRT with the goal of both ensuring timely notification to our management and the Audit Committee, or the Board of Directors as appropriate, and mitigation of cybersecurity incidents. Our CISO also sits on our Disclosure Committee.
Our CISO brings over twenty years of extensive cybersecurity expertise, encompassing pivotal roles from hands-on technical positions to leadership responsibilities in designing, building and executing multiple cybersecurity teams and programs. Our CISO’s career spans global organizations across different industries as retail, software and technology, medical device manufacturing and cyber advisory and audit services. Our CISO holds the following certifications: Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM), and Certified in Risk and Information Systems Control (CRISC) from the Information Systems Audit and Control Association, and is a Certified Cybersecurity Information Security Officer (C-CISO) by the International Council of E-Commerce Consultants.

Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. We own 15 buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 119 premises, consisting of offices, warehouses and distribution centers. In addition, we own 6 properties consisting of offices, land and warehouses and lease 56 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements. No individual parcel of real estate owned or leased is of material significance to our total assets.
Item 3.    Legal Proceedings
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, ESG-related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of September 27, 2024.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 19, 2024 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	69	Chief Executive Officer	2019
James J. Tarangelo	51	Senior Vice President and Chief Financial Officer	2003
Abigail A. Charpentier	51	Senior Vice President and Chief Human Resources Officer	2021
Lauren A. Harrington	49	Senior Vice President and General Counsel	2006
Marc A. Bruno	53	Chief Operating Officer, United States Food and Facilities	1993
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
James J. Tarangelo was appointed Senior Vice President and Chief Financial Officer in January 2024. From June 2020 to January 2024, Mr. Tarangelo served as Senior Vice President and Treasurer and from December 2016 to June 2020 as Vice President and Treasurer. Previously Mr. Tarangelo was Chief Financial Officer of Aramark International from 2014 to 2016 with financial oversight for operations across various international countries. Prior to that, he served in a variety of financial and business development leadership roles in Aramark starting from 2003. Before joining Aramark, Mr. Tarangelo worked with Legg Mason’s investment banking group and PricewaterhouseCoopers LLP.
Abigail A. Charpentier was appointed Senior Vice President and Chief Human Resources Officer in January 2023. From August 2021 to January 2023, Ms. Charpentier served as Senior Vice President, Human Resources and Diversity, Aramark United States Food & Facilities. Previously Ms. Charpentier was Vice President, People & Culture, the Americas of Four Seasons Hotels & Resorts from 2018 to 2021. Prior to that, Ms. Charpentier also served in various Human Resources and operational positions at Aramark from 1995 until 2018, including as Vice President, Human Resources at Aramark Headquarters from 2017 to 2018 and Vice President, Human Resources, Aramark Education from 2014 to 2017.
Lauren A. Harrington was appointed Senior Vice President and General Counsel in March 2019. From August 2009 to March 2019, Ms. Harrington served as Vice President and Associate General Counsel and from May 2006 to August 2009, she served as Assistant General Counsel. Before joining us, Ms. Harrington was an Associate at WilmerHale LLP.
Marc A. Bruno was appointed Chief Operating Officer, United States Food and Facilities in November 2019. From 2018 to November 2019, Mr. Bruno served as Chief Operating Officer, Sports, Leisure, Corrections, Facilities and K-12. From 2014 to 2018, Mr. Bruno served as Chief Operating Officer, Sports, Leisure and Corrections. From 2008 to 2014, he served as President, Sports & Entertainment, and prior to that he served in various other positions within our food and support services business from 1993 to 2008. Mr. Bruno serves on the Board of Directors of United Rentals, Inc., Special Olympics of Pennsylvania and Alex's Lemonade Stand Foundation.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 25, 2024, there were approximately 912 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from September 27, 2019, the last trading day of fiscal 2019, through September 27, 2024 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index ("DJUSCY"). The graph assumes that $100 was invested in our common stock and in each index at the market close on September 27, 2019 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023	September 27, 2024
Aramark	$100.0	$64.0	$83.2	$72.5	$80.7	$123.8
S&P 500	$100.0	$113.5	$147.1	$121.1	$144.8	$193.7
Dow Jones Consumer Non-Cyclical Index	$100.0	$122.4	$148.2	$104.2	$121.4	$163.9
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended September 27, 2024 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended September 27, 2024.
Item 6.    [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.
Our discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Special Note About Forward-looking Statements" and "Business" sections and elsewhere in this Annual Report on Form 10-K ("Annual Report"). In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under the Securities and Exchange Commission ("SEC") rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report.
Overview
We are a leading global provider of food and facilities services to education, healthcare, business & industry and sports, leisure & corrections clients. Our largest market is the United States, which is supplemented by an additional 15-country footprint. We also provide our services on a more limited basis in several additional countries and in offshore locations. Through our established brand, broad geographic presence and employees, we anchor our business in our partnerships with thousands of clients. Through these partnerships we serve millions of consumers including students, patients, employees, sports fans and guests worldwide.
We operate our business in two geographic reportable segments:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities within the United States.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities outside of the United States with the largest operations within Canada, Chile, China, Germany, Spain and the United Kingdom.
Our operations focus on serving clients in five principal sectors: Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other. Our FSS International reportable segment provides a similar range of services as those provided to our FSS United States clients and operates in the same sectors. Administrative expenses not allocated to our reportable segments are presented separately as corporate expenses.
Current Business Environment
We continue to see improving inflation trends where inflationary costs in product, energy and labor have moderated over fiscal 2024, particularly in the United States. In addition, we continue to see elevated market interest rates and significant changes in foreign currencies. We expect these conditions to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
Sale of San Antonio Spurs NBA Franchise Equity Investment
During fiscal 2024 and fiscal 2023, we sold our ownership interest in the San Antonio Spurs NBA franchise for $101.2 million and $98.2 million, respectively, in cash in taxable transactions resulting in a pre-tax gain of $25.1 million ($19.6 million gain net of tax) in fiscal 2024 and a pre-tax loss of $1.1 million ($2.2 million loss net of tax) in fiscal 2023. See Note 1 to the audited consolidated financial statements.

Separation and Distribution of Aramark Uniform and Career Apparel
On September 30, 2023, we completed the separation and distribution of our Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"). The separation of our Uniform segment was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the NYSE. The historical results of the Uniform segment have been reflected as discontinued operations in our audited consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated to the Uniform segment are classified as assets and liabilities of discontinued operations in our audited Consolidated Balance Sheet as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2 to the audited consolidated financial statements.
Sale of AIM Services Co., Ltd Equity Investment
During fiscal 2023, we sold our 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($278.7 million gain net of tax) (see Note 1 to the audited consolidated financial statements).
Acquisition of Union Supply
During fiscal 2022, we completed the acquisition of Union Supply Group Inc. ("Union Supply"), a commissary goods and services supplier, for cash consideration of $199.6 million, plus contingent consideration (see Note 3 and Note 17 to the audited consolidated financial statements).
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the customer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2024, approximately two-thirds of our revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2024, approximately one-third of our revenue was derived from client interest contracts.
Costs and Expenses
Our costs and expenses are comprised of cost of services provided (exclusive of depreciation and amortization), depreciation and amortization and selling and general corporate expenses. Cost of services provided (exclusive of depreciation and amortization) consists of direct expenses associated with our operations, which includes food costs, wages, other labor-related expenses (including workers' compensation, severance, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, clothing and equipment. Direct expense related to food costs within cost of services provided (exclusive of depreciation and amortization) are offset by rebates, vendor allowances and volume discounts. Depreciation and amortization expenses mainly relate to assets used in generating revenue. Selling and general corporate expenses include sales commissions, severance, share-based compensation and other unallocated costs related to administrative functions including finance, legal and human resources.
Interest Expense, net
Interest Expense, net, relates primarily to interest expense on long-term borrowings. Interest Expense, net also includes third-party costs associated with long-term borrowings that were capitalized and are being amortized over the term of the borrowing.
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
Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 were each a fifty-two week period.
Results of Operations
Fiscal 2024 Compared to Fiscal 2023
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2024 and 2023 (dollars in millions).

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$17,400.7	$16,083.2	$1,317.5	8.2%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	15,975.0	14,774.7	1,200.3	8.1%
Other operating expenses	719.2	683.5	35.7	5.2%
	16,694.2	15,458.2	1,236.0	8.0%
Operating income	706.5	625.0	81.5	13.0%
Gain on Sale of Equity Investments, net	(25.1)	(376.0)	350.9	93.3%
Interest Expense, net	366.7	437.5	(70.8)	(16.2)%
Income from Continuing Operations Before Income Taxes	364.9	563.5	(198.6)	(35.3)%
Provision for Income Taxes from Continuing Operations	103.0	116.4	(13.4)	(11.6)%
Net income from Continuing Operations	$261.9	$447.1	$(185.2)	(41.4)%

	Fiscal Year Ended		Change	Change
Revenue by Segment(1)	September 27, 2024	September 29, 2023	$	%
FSS United States	$12,576.7	$11,721.4	$855.3	7.3%
FSS International	4,824.0	4,361.8	462.2	10.6%
	$17,400.7	$16,083.2	$1,317.5	8.2%

	Fiscal Year Ended		Change	Change
Operating Income by Segment	September 27, 2024	September 29, 2023	$	%
FSS United States	$659.9	$650.0	$9.9	1.5%
FSS International	187.3	114.5	72.8	63.6%
Corporate	(140.7)	(139.5)	(1.2)	(0.9%)
	$706.5	$625.0	$81.5	13.0%
(1) As a percentage of total revenue, FSS United States represented 72.3% and 72.9% and FSS International represented 27.7% and 27.1% for fiscal 2024 and fiscal 2023, respectively.
Consolidated Overview
Revenue increased by 8.2% during fiscal 2024 compared to the prior year period, which was primarily attributable to base business growth, including volume growth and contract price increases, and net new business. Foreign currency translation unfavorably impacted revenue during fiscal 2024 by 1.7%.

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for fiscal 2024 and fiscal 2023.

	Fiscal Year Ended
	September 27, 2024		September 29, 2023
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$11,432.3	90.9%	$10,615.6	90.6%
FSS International	4,542.7	94.2%	4,159.1	95.4%
	$15,975.0	91.8%	$14,774.7	91.9%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2024 and fiscal 2023.

	Fiscal Year Ended
Cost of services provided (exclusive of depreciation and amortization) components	September 27, 2024	September 29, 2023
Food and support service costs	29.9%	30.0%
Personnel costs(1)	44.5%	45.1%
Other direct costs(2)	25.6%	24.9%
	100.0%	100.0%
(1) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2024 compared to the prior year period due to other direct costs increasing at a higher proportion as compared to personnel costs, lower net severance charges ($19.9 million) and moderation of labor inflationary costs.
(2) Other direct costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2024 compared to the prior year period driven by increased payments made to clients related to business volume growth in the current year. In addition, fiscal 2024 and fiscal 2023 were impacted by non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($8.2 million and $85.7 million, respectively) (see Note 17 to the audited consolidated financial statements).
Operating income increased by $81.5 million during fiscal 2024 compared to the prior year period, which was driven by base business volume growth, cost management, improved supply chain economics and favorable recovery of inflationary costs as compared to the prior year period. The increase in operating income was also attributable to lower net severance charges ($19.9 million), prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements) and lower share-based compensation expense ($13.7 million) (see Note 13 to the audited consolidated financial statements).
These increases in operating income more than offset:
•lower non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($77.5 million) (see Note 17 to the audited consolidated financial statements);
•prior year income from proceeds associated with possessory interest at one of the National Park sites ($36.3 million) (see Note 1 to the audited consolidated financial statements);
•higher personnel costs from incentive expenses related to the annual bonus;
•lower income related to favorable loss experience under our general liability, automobile liability and workers' compensation liability programs when compared to the prior year ($21.1 million);
•non-cash inventory adjustment based on expected usage for certain products within the Corrections business ($18.2 million);
•prior year labor related tax credits provided from governmental assistance programs ($12.5 million); and
•negative impact of foreign currency translation ($12.0 million).
During fiscal 2024, we sold our remaining equity investment ownership interest in the San Antonio Spurs NBA franchise in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $25.1 million, which is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (see Note 1 to the audited consolidated financial statements).
During fiscal 2023, we recognized a $377.1 million pre-tax gain on the sale of our 50% ownership interest in AIM Services Co., Ltd., which was partially offset by a $1.1 million pre-tax loss from the sale of a portion of our equity investment in the San

Antonio Spurs NBA franchise. The net amount of these transactions is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (see Note 1 to the audited consolidated financial statements).
Interest Expense, net, decreased 16.2% during fiscal 2024 compared to the prior year period. The decrease was primarily due to lower interest expense related to the repayment of the 6.375% Senior Notes due May 1, 2025 ("6.375% 2025 Notes"). Additionally, the decrease was partially offset by the payment of a $23.9 million call premium, $8.3 million of higher non-cash losses for the write-off of unamortized deferred financing costs and transaction costs related to the refinancing and repricing transactions in fiscal 2024 (see Note 6 to the audited consolidated financial statements) and higher borrowings on the Receivables Facility throughout fiscal 2024.
The Provision for Income Taxes for fiscal 2024 and fiscal 2023 was recorded at an effective tax rate of 28.2% and 20.7%, respectively. The higher effective tax rate in the current year compared to the prior year was driven by prior year favorable tax effects from the sale of our equity investment in AIM Services Co., Ltd. (see Note 1 to the audited consolidated financial statements) and a higher prior year reversal of a portion of the Union Supply contingent consideration liability (see Note 17 to the audited consolidated financial statements), as the majority of the gains from these transactions were not subject to tax.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	September 27, 2024	September 29, 2023	%
Business & Industry	$1,627.2	$1,407.2	15.6%
Education	3,650.4	3,437.0	6.2%
Healthcare(1)	1,620.3	1,667.7	(2.8)%
Sports, Leisure & Corrections	3,981.2	3,537.1	12.6%
Facilities & Other(1)	1,697.6	1,672.4	1.5%
	$12,576.7	$11,721.4	7.3%
(1) In fiscal 2024, management began reporting results for healthcare facility services within "Healthcare," whereas the results were previously reported within "Facilities & Other." As such, the "Healthcare" and "Facilities & Other" results for the fiscal year ended September 29, 2023 were recast to reflect this change.
The Facilities & Other and Healthcare sectors had high-single digit operating income margins, consistent with prior year. The Education sector had high-single digit operating income margins compared to mid-single digit operating income margins in the prior year. The Sports, Leisure & Corrections sector had mid-single digit operating income margins, consistent with prior year. The Business & Industry sector had mid-single digit operating income margins compared to low-single digit operating income margins in the prior year.
FSS United States segment revenue increased by approximately 7.3% during fiscal 2024 compared to the prior year period. The increase was primarily attributable to base business growth, including higher volume within our Business & Industry and Sports, Leisure & Corrections sectors. Additionally, contract price increases, especially within our Higher Education and Corrections businesses, contributed to year-over-year growth. The Facilities & Other sector increase was attributable to base business growth, which was partially offset by lost business occurring late in fiscal 2024. The Healthcare sector decrease was primarily attributable to portfolio optimization occurring late in fiscal 2023.
Operating income increased by $9.9 million during fiscal 2024 compared to the prior year period. The increase was attributable to:
•base business volume growth, cost management and improved supply chain economics;
•favorable recovery of inflationary costs as compared to prior year period;
•prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements); and
•prior year non-cash charges related to information technology assets ($8.2 million).
These increases in operating income more than offset the following:

•lower non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($77.5 million) (see Note 17 to the audited consolidated financial statements);
•prior year income from proceeds associated with possessory interest at one of the National Park sites ($36.3 million) (see Note 1 to the audited consolidated financial statements);
•lower income related to favorable loss experience under our general liability, automobile liability and workers' compensation liability programs ($21.1 million);
•higher personnel costs from incentive expenses related to the annual bonus; and
•non-cash inventory adjustment based on expected usage for certain products within the Corrections business ($18.2 million).
FSS International Segment
FSS International segment revenue increased by approximately 10.6% during fiscal 2024 compared to the prior year period. The increase was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth. The growth in revenue was offset by the unfavorable impact of foreign currency translation by 6.3%.
Operating income increased by $72.8 million during fiscal 2024 compared to the prior year period. The increase was mainly attributable to the volume growth in base business, net new business and improved supply chain economics. The increase was also attributable to lower net severance charges ($30.0 million), a prior year non-cash charge for the impairment of certain assets related to a business held-for-sale ($5.2 million) and lower currency translation losses from Argentina hyperinflation ($5.0 million) (see Note 1 to the audited consolidated financial statements). These increases in operating income more than offset the following:
•prior year labor related tax credits provided from governmental assistance programs ($12.5 million);
•unfavorable impact of foreign currency translation ($11.6 million);
•decline in profit related to the sale of our 50% ownership interest in AIM Services Co., Ltd.;
•charges related to a ruling on a foreign tax matter ($6.8 million); and
•higher personnel costs from incentive expenses related to the annual bonus.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $1.2 million during fiscal 2024 compared to the prior year period. The increase was attributable to higher expenses related to the separation and distribution of the Uniform segment ($9.1 million) (see Note 2 to the audited consolidated financial statements) and higher personnel costs from incentive expenses related to the annual bonus, partially offset by lower share-based compensation expense ($13.7 million) compared to the prior year period (see Note 13 to the audited consolidated financial statements).

Fiscal 2023 Compared to Fiscal 2022
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the fiscal years 2023 and 2022 (dollars in millions).

	Fiscal Year Ended		Change	Change
	September 29, 2023	September 30, 2022	$	%
Revenue	$16,083.2	$13,687.2	$2,396.0	17.5%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	14,774.7	12,615.5	2,159.2	17.1%
Other operating expenses	683.5	656.3	27.2	4.1%
	15,458.2	13,271.8	2,186.4	16.5%
Operating income	625.0	415.4	209.6	50.5%
Gain on Equity Investments, net	(376.0)	—	(376.0)	(100.0)%
Interest Expense, net	437.5	368.2	69.3	18.8%
Income Before Income Taxes	563.5	47.2	516.3	***
Provision for Income Taxes	116.4	8.4	108.0	***
Net income	$447.1	$38.8	$408.3	***

	Fiscal Year Ended		Change	Change
Revenue by Segment(1)	September 29, 2023	September 30, 2022	$	%
FSS United States	$11,721.4	$10,030.8	$1,690.6	16.9%
FSS International	4,361.8	3,656.4	705.4	19.3%
	$16,083.2	$13,687.2	$2,396.0	17.5%

	Fiscal Year Ended		Change	Change
Operating Income by Segment	September 29, 2023	September 30, 2022	$	%
FSS United States	$650.0	$435.1	$214.9	49.4%
FSS International	114.5	112.5	2.0	1.7%
Corporate	(139.5)	(132.2)	(7.3)	(5.5%)
	$625.0	$415.4	209.6	50.5%
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 72.9% and 73.3% and FSS International represented 27.1% and 26.7% for fiscal 2023 and fiscal 2022, respectively.
Consolidated Overview
Revenue increased by 17.5% during fiscal 2023 compared to fiscal 2022, which was primarily attributable to growth in base business, including pricing pass-throughs, and net new business. In addition, the Union Supply acquisition contributed an additional 1.5% of revenue in fiscal year 2023 compared to fiscal year 2022. Foreign currency translation unfavorably impacted revenue during fiscal 2023 by 1.4%.
The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for fiscal 2023 and fiscal 2022.

	Fiscal Year Ended
	September 29, 2023		September 30, 2022
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$10,615.6	90.6%	$9,159.0	91.3%
FSS International	4,159.1	95.4%	3,456.5	94.5%
	$14,774.7	91.9%	$12,615.5	92.2%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2023 and fiscal 2022.

	Fiscal Year Ended
Cost of services provided (exclusive of depreciation and amortization) components	September 29, 2023	September 30, 2022
Food and support service costs(1)	30.0%	27.5%
Personnel costs(2)	45.1%	47.2%
Other direct costs(3)	24.9%	25.3%
	100.0%	100.0%
(1) Food and support service costs represented a higher proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 compared to fiscal 2022 mainly from product cost inflation and volume increases due to revenue growth.
(2) Personnel costs decreased as a percentage of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 compared to fiscal 2022 due to food and support service costs increasing at a higher proportion as compared to personnel costs.
(3) Other direct costs represented a lower proportion of total cost of services provided (exclusive of depreciation and amortization) during fiscal 2023 compared to fiscal 2022 driven by food and support service costs increasing at a higher proportion as compared to other direct costs. Fiscal 2023 and fiscal 2022 were impacted by non-cash income related to the reduction of contingent consideration liabilities related to acquisition earn outs, net of expense ($85.7 million and $15.1 million, respectively) (see Note 17 to the audited consolidated financial statements).
Operating income increased by $209.6 million during fiscal 2023 compared to fiscal 2022, which was driven by base business growth, including volume recovery from COVID-19, and effective cost management. The increase in operating income also benefited from higher non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($70.6 million) (see Note 17 to the audited consolidated financial statements), from higher income related to favorable loss experience under our general liability, automobile liability and workers' compensation liability programs in fiscal 2023 when compared to fiscal 2022 ($19.1 million) and higher income from proceeds associated with possessory interest at one of the National Park sites in fiscal 2023 when compared to fiscal 2022 ($17.3 million) (see Note 1 to the audited consolidated financial statements).
These increases in operating income more than offset:
•increased inflationary costs in product, energy and labor;
•greater labor related tax credits provided from governmental assistance programs in fiscal 2022 as compared to fiscal 2023 ($24.1 million);
•impairment charges of operating lease right-of-use assets and property and equipment and other costs related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements);
•higher expenses related to the spin-off of the Uniform segment ($14.8 million);
•higher net severance charges ($13.2 million); and
•negative impact of foreign currency translation ($9.6 million).
During fiscal 2023, we recognized a $377.1 million pre-tax gain on the sale of our 50% ownership interest in AIM Services Co., Ltd., which was partially offset by a $1.1 million pre-tax loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise. The net amount of these transactions is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income (see Note 1 to the audited consolidated financial statements).
Interest Expense, net increased 18.8% during fiscal 2023 compared to fiscal 2022. The increase was primarily due to higher interest rates related to our senior secured term loan facilities, our Receivables Facility and our revolving credit facility.
The Provision for Income Taxes for fiscal 2023 and fiscal 2022 was recorded at an effective tax rate of 20.7% and 17.9%, respectively. During fiscal 2023 and fiscal 2022, we recorded an income tax benefit of $3.8 million and $8.5 million, respectively, for the reversal of a valuation allowance at a subsidiary in the FSS International segment driven by our ability to utilize deferred tax assets based on future taxable income expected due to business acquisitions. We also recorded a benefit to the Provision for Income Taxes of $3.8 million during fiscal 2022 due to a state tax law change. The effective tax rate in fiscal 2023 was benefited by the favorable tax effects from the sale of our equity investment in AIM Services Co., Ltd. (see Note 1 to the audited consolidated financial statements) and the reversal of a portion of the Union Supply contingent consideration liability (see Note 17 to the audited consolidated financial statements), as the majority of the gains from these transactions were not subject to tax.
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	%
Business & Industry	$1,407.2	$1,081.2	30.2%
Education	3,437.0	3,161.5	8.7%
Healthcare(1)	1,667.7	1,581.4	5.5%
Sports, Leisure & Corrections	3,537.1	2,722.0	29.9%
Facilities & Other(1)	1,672.4	1,484.7	12.6%
	$11,721.4	$10,030.8	16.9%
(1) In fiscal 2024, management began reporting results for healthcare facility services within "Healthcare," whereas the results were previously reported within "Facilities & Other." As such, the "Healthcare" and "Facilities & Other" results for the fiscal years ended September 29, 2023 and September 30, 2022 were recast to reflect this change.
The Healthcare and Facilities & Other sectors had high-single digit operating income margins, consistent in both fiscal 2023 and fiscal 2022. The Education and Sports, Leisure & Corrections sectors had mid-single digit operating income margins, consistent in both fiscal 2023 and fiscal 2022. The Business & Industry sector had low-single digit operating income margins in fiscal 2023 compared to negative low-single digit operating income margins in fiscal 2022. During the COVID-19 pandemic and in following periods, operating income margin in certain sectors within the FSS United States reportable segment have differed from our otherwise historical patterns, particularly in the Business & Industry sector.
FSS United States segment revenue increased by approximately 16.9% during fiscal 2023 compared to fiscal 2022. The increase was primarily attributable to base business growth, including contract price increases mainly within the Corrections and Higher Education businesses, and net new business growth. The Sports, Leisure & Corrections sector increased due to higher per capita customer spending in stadiums and arenas and the acquisition of Union Supply, which contributed an additional 2.0% of revenue during fiscal 2023 as compared to fiscal 2022. The Business & Industry sector increased due to client personnel continuing to return to office locations.
Operating income increased by $214.9 million during fiscal 2023 compared to fiscal 2022. The increase was attributable to:
•base business growth, including volume recovery from COVID-19, and effective cost management;
•higher non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($70.6 million) (see Note 17 to the audited consolidated financial statements);
•higher income related to favorable loss experience under our general liability, automobile liability and workers' compensation liability programs when compared to fiscal 2022 ($19.1 million);
•higher income from proceeds associated with possessory interest at one of the National Park sites when compared to fiscal 2022 ($17.3 million) (see Note 1 to the audited consolidated financial statements); and
•higher income attributed to the Union Supply acquisition as compared to fiscal 2022 ($10.6 million).
These increases in operating income more than offset the following:
•increased inflationary costs in food and labor;
•non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements); and
•non-cash charge for the impairment of computer software assets ($8.2 million).

FSS International Segment
FSS International segment revenue increased by approximately 19.3% during fiscal 2023 compared to fiscal 2022. The increase was primarily attributable to base business growth, including contract price increases, and net new business growth. The growth in revenue was offset by the unfavorable impact of foreign currency translation by 5.0%.
Operating income increased by $2.0 million during fiscal 2023 compared to fiscal 2022. The increase was attributable to growth in base and net new business and lower personnel costs from headcount reductions taken during the second quarter of fiscal 2023 and late fiscal 2022. These increases in operating income more than offset the following:
•increased inflationary costs in product and labor;
•greater labor related tax credits provided from governmental assistance programs in fiscal 2022 as compared to fiscal 2023 ($24.1 million);
•higher net severance charges ($18.0 million);
•favorable impact related to a client contract dispute in fiscal 2022 ($9.6 million);
•unfavorable impact of foreign currency translation ($7.8 million);
•decline in profit related to the sale of our 50% ownership interest in AIM Services Co., Ltd.;
•higher currency translation losses from Argentina hyperinflation ($7.0 million) (see Note 1 to the audited consolidated financial statements); and
•non-cash charges for the impairment of certain assets related to a business that was sold ($5.2 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $7.3 million during fiscal 2023 compared to fiscal 2022. The increase in corporate expenses was attributable to higher expenses related to the separation and distribution of the Uniform segment compared to prior year period ($14.8 million). These increases in corporate expenses were partially offset by lower share-based compensation expenses ($6.0 million) when compared to fiscal 2022 (see Note 13 to the audited consolidated financial statements).
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings, investments in marketable securities and existing cash on hand. As of September 27, 2024, we had $672.5 million of cash and cash equivalents, $42.3 million of marketable securities, $1,341.6 million of availability under our senior secured revolving credit facility and $600.0 million of availability under the Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of September 27, 2024, there were $733.3 million of outstanding foreign currency borrowings. As of September 27, 2024, the 5.000% Senior Notes due April 1, 2025 and 3.125% Senior Notes due April 1, 2025 mature within one year. We intend to repay, redeem or otherwise refinance the outstanding obligations related to these securities.
On August 2, 2024, we entered into Amendment No. 15 to the Credit Agreement, which refinanced and replaced our approximately $1.2 billion multi-currency revolving credit facility and approximately $225 million Term A Loans due April 2026 into an amended $1.4 billion multi-currency revolving credit facility and $500 million Term A Loans, extending the maturity to August 2029. In addition, Amendment No. 15 increases the revolving credit facility capacity by approximately $250 million and reduces the applicable margin. We utilized the net proceeds from the increased principal amount of Term A Loans to reduce the outstanding revolving credit facility balance by approximately $275 million (see Note 6 to the audited consolidated financial statements).
On November 5, 2024, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500 million of Aramark's outstanding common stock. The share repurchase program does not have a fixed expiration date.
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

The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net cash provided by operating activities of Continuing Operations	$726.5	$511.6	$463.9
Net cash (used in) provided by investing activities of Continuing Operations	(415.9)	223.7	(745.2)
Net cash (used in) provided by financing activities of Continuing Operations	(1,561.2)	659.6	(34.6)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Fiscal 2024 Compared to Fiscal 2023
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by $214.9 million during fiscal 2024 compared to the prior year period. The change was driven by higher net income, inclusive of the add-back of non-cash gains and losses and adjustments to non-operating cash transactions, in fiscal 2024 compared to the prior year period, as discussed in "Results of Operations" above. Additionally, cash provided by operating activities was favorably impacted by the change in operating assets and liabilities compared to the prior year period by $33.9 million, which was primarily due to:
•Receivables by $78.1 million, resulting in a lower use of cash during fiscal 2024 compared to the prior year period due to higher revenue growth in the prior year period as compared to fiscal 2024 and timing of collections; and
•Inventories by $31.5 million, resulting in a lower use of cash during fiscal 2024 compared to the prior year period due to improved inventory management in the Sports, Leisure & Corrections sector.
These changes in operating assets and liabilities more than offset accrued expenses by $72.8 million resulting in a lower source of cash during fiscal 2024 compared to the prior year period primarily due to the increase in income tax payments, higher commission payments in our Sports & Entertainment business, timing of interest payments on lower borrowings, lower advances received in our Higher Education business, the timing of insurance and other payments; partially offset by lower payments related to the annual bonus and timing of payroll taxes.
During fiscal 2024 and fiscal 2023, we received proceeds of $6.5 million and $21.4 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. "Payments made to clients on contracts" generated a higher use of cash during fiscal 2024 compared to the prior year period primarily due to contract renewals and new business. The "Other operating activities" caption in both periods reflects adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows (Used in) Provided by Investing Activities
The net cash flows used in investing activities during fiscal 2024 was primarily impacted by purchases of property and equipment and other ($427.4 million), acquisitions of certain businesses ($148.7 million) and purchases of United States Treasury securities related to our captive insurance subsidiary ($113.3 million), partially offset by proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($186.4 million) and proceeds from sale of equity investments ($101.2 million) (see Note 1 to the audited consolidated financial statements).
The net cash flows provided by investing activities during fiscal 2023 was primarily impacted by proceeds from the sales of equity investments ($633.2 million) (see Note 1 to the audited consolidated financial statements) and proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($80.0 million), partially offset by purchases of property and equipment and other ($383.5 million), purchases of United States Treasury securities related to our captive insurance subsidiary ($110.0 million) and acquisitions of certain businesses ($50.2 million).
The "Other investing activities" caption during fiscal 2023 includes $37.6 million of proceeds received relating to possessory interest at one of the National Park sites within our Sports, Leisure & Corrections sector.

Cash Flows (Used in) Provided by Financing Activities
During fiscal 2024, cash used in financing activities was impacted by the following:
•repayment of the 6.375% 2025 Notes ($1,500.0 million);
•repayment of foreign denominated term loans due 2026 ($259.4 million);
•repayments under the revolving credit facility ($166.1 million); and
•payments of dividends ($99.9 million).
Cash used in financing activities more than offset proceeds from the issuance of new domestic and foreign term loans due 2029 ($499.1 million).
See Note 6 to the audited consolidated financial statements for additional information on borrowing activities during fiscal 2024.
During fiscal 2023, cash provided by financing activities was impacted by the following:
•distribution from Vestis prior to the separation and distribution ($1,456.7 million);
•proceeds from issuance of new United States Term B-6 Loans due 2030 ($1,089.0 million); and
•borrowings under the revolving credit facility ($101.4 million).
Cash provided by financing activities more than offset cash used in the following:
•repayments of United States Term B-3 Loans due 2025 ($1,664.8 million);
•payments of dividends ($114.6 million);
•repayment of borrowing under the Receivables Facility ($104.9 million); and
•repayment of yen denominated term loans due 2026 ($63.0 million).
The "Other financing activities" caption also reflects a use of cash during fiscal 2024 and fiscal 2023, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. Fiscal 2024 also includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million) and debt issuance costs mainly related to the refinancing of the revolving credit facility and Term A Loans ($8.5 million). Fiscal 2023 also includes debt issuance costs of $8.2 million related to United States Term B-6 Loans due 2030.
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
Fiscal 2023 Compared to Fiscal 2022
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by $47.7 million during fiscal 2023 compared to fiscal 2022. The change was driven by higher net income, inclusive of non-cash adjustments, in fiscal 2023 compared to fiscal 2022, as discussed in "Results of Operations" above. Additionally, cash provided by operating activities in fiscal 2023 was favorably impacted by the change in operating assets and liabilities compared to fiscal 2022 by $36.4 million, which was primarily due to:
•Receivables by $232.9 million, resulting in a lower use of cash during fiscal 2023 compared to fiscal 2022 as the prior year period had a higher use of cash from operations returning following the lifting of COVID-19 restrictions. Both periods were impacted by base and new business growth and timing of collections;
•Accrued expenses by $46.5 million generating a greater source of cash during fiscal 2023 compared to fiscal 2022 primarily due to timing of deferred income payments, growth in business operations, higher net severance charges recorded in fiscal 2023 and timing of other payments, which more than offset higher interest payments on borrowings; and
•Inventories by $42.1 million, resulting in a lower use of cash during fiscal 2023 compared to fiscal 2022 as the prior year period was impacted from operations returning following the lifting of COVID-19 restrictions.
These changes in operating assets and liabilities more than offset accounts payable by $276.9 million, resulting in a lower source of cash during fiscal 2023 compared to fiscal 2022 from the timing of disbursements.

During fiscal 2023 and fiscal 2022, we received proceeds of $21.4 million and $1.9 million, respectively, related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. "Payments made to clients on contracts" generated a higher use of cash during fiscal 2023 compared to fiscal 2022 primarily due to contract renewals and new business. Fiscal 2022 included $51.8 million of proceeds associated with labor related tax credits from many foreign jurisdictions in which we operate as a form of relief from COVID-19. The "Changes in other assets" caption was driven by higher amortization of client investments due to an increase in investments related to base and new business growth, which more than offset higher cash distributions received from our 50% ownership interest in AIM Services Co., Ltd. in fiscal 2022 compared to fiscal 2023. The "Other operating activities" caption reflects mainly adjustments to net income in the current year and prior year periods related to certain non-cash gains and losses and adjustments to non-operating cash gains and losses.
Cash Flows Provided by (Used in) Investing Activities
The net cash flows provided by investing activities during fiscal 2023 was primarily impacted by proceeds from the sales of equity investments ($633.2 million) (see Note 1 to the audited consolidated financial statements) and proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($80.0 million), partially offset by purchases of property and equipment and other ($383.5 million), purchases of United States Treasury securities related to our captive insurance subsidiary ($110.0 million) and acquisitions of certain businesses ($50.2 million).
The net cash flows used in investing activities during fiscal 2022 was impacted by purchases of property and equipment and other ($311.9 million), acquisitions of certain businesses, including Union Supply ($199.6 million) and other acquisitions ($123.2 million) (see Note 3 to the audited consolidated financial statements), purchases of marketable securities ($78.2 million) and the acquisition of equity investments ($64.0 million).
The "Other investing activities" caption includes $37.6 million and $19.0 million of proceeds received during fiscal 2023 and fiscal 2022, respectively, relating to possessory interest at one of the National Park sites within our Sports, Leisure & Corrections sector.
Cash Flows Provided by (Used in) Financing Activities
During fiscal 2023, cash provided by financing activities was impacted by the following:
•distribution from Vestis prior to the separation and distribution ($1,456.7 million);
•proceeds from issuance of new United States Term B-6 Loans due 2030 ($1,089.0 million); and
•borrowings under the revolving credit facility ($101.4 million).
Cash provided by financing activities more than offset cash used in the following:
•repayments of United States Term B-3 Loans due 2025 ($1,664.8 million);
•payments of dividends ($114.6 million);
•repayment of borrowing under the Receivables Facility ($104.9 million); and
•repayment of yen denominated term loans due 2026 ($63.0 million).
See Note 6 to the audited consolidated financial statements for additional information on borrowing activities during fiscal 2023.
During fiscal 2022, cash used in financing activities was driven by payments of dividends ($113.1 million) and the repayment of 5.000% 2025 Senior Notes and foreign term loans ($66.7 million), partially offset by borrowing under the Receivables Facility ($104.9 million).
The "Other financing activities" caption also reflects a use of cash during fiscal 2023 and fiscal 2022, primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. Fiscal 2023 also includes debt issuance costs of $8.2 million related to United States Term B-6 Loans due 2030.

Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of September 27, 2024, we were in compliance with these covenants.
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
These financial ratios, tests and covenants involve the calculation of certain measures that we refer to in this discussion as "Covenant Adjusted EBITDA." Covenant Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States ("U.S. GAAP"). Covenant Adjusted EBITDA is defined as net income of Aramark Services, Inc. ("ASI") and its restricted subsidiaries plus interest expense, net, provision for income taxes, and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under our Credit Agreement and the indentures governing our senior notes.
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
The following is a reconciliation of Net income attributable to ASI stockholder, which is a U.S. GAAP measure of ASI''s operating results, to Covenant Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the Credit Agreement and the indentures governing our senior notes. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark. The Covenant Adjusted EBITDA for fiscal 2023 includes the reported results of the Uniform segment prior to the spin-off.

	Twelve Months Ended
(in millions)	September 27, 2024	September 29, 2023
Net income attributable to ASI stockholders	$262.5	$674.1
Interest expense, net	366.7	439.6
Provision for income taxes	103.0	177.6
Depreciation and amortization	435.5	546.4
Share-based compensation expense(1)	62.6	86.9
Unusual or non-recurring (gains) and losses(2)	(22.8)	(422.6)
Pro forma EBITDA for certain transactions(3)	0.8	4.0
Other(4)(5)	126.7	100.7
Covenant Adjusted EBITDA	$1,335.0	$1,606.7
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, restricted stock units, performance stock units, deferred stock units awards and employee stock purchases (see Note 13 to the audited consolidated financial statements).
(2)    The twelve months ended September 27, 2024 represents the pre-tax gain from the sale of our remaining equity investment in the San Antonio Spurs NBA franchise ($25.1 million) and the non-cash charge for the impairment of certain assets related to a business that was sold ($2.3 million). The twelve months ended September 29, 2023 represents the pre-tax gain from the sale of our equity method investment in AIM Services, Co., Ltd. ($377.1 million), the pre-tax gain from the sale of our equity investment in a foreign company ($51.8 million), the non-cash charge for the impairment of certain assets related to a business that was sold ($5.2 million) and the pre-tax loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise ($1.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" for the twelve months ended September 27, 2024 includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($52.2 million), charges related to our spin-off of the Uniform segment ($29.0 million), non-cash adjustments to inventory based on expected usage ($21.7 million), severance charges ($13.0 million), the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($8.1 million), charges related to a ruling on a foreign tax matter ($6.8 million), the impact of hyperinflation in Argentina ($5.4 million), non-cash charges related to the impairment of a trade name ($3.3 million), income related to non-United States governmental wage subsidies ($1.1 million) and other miscellaneous expenses.
(5)    "Other" for the twelve months ended September 29, 2023 includes the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($85.7 million), charges related to our spin-off of the Uniform segment ($51.1 million), adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($47.5 million), net severance charges ($37.5 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($29.3 million), income related to non-United States governmental wage subsidies ($12.5 million), the impact of hyperinflation in Argentina ($10.4 million), non-cash charges related to information technology assets ($8.2 million), the gain from the sale of land ($6.8 million), net multiemployer pension plan withdrawal charges ($5.9 million), labor charges and other expenses associated with closed or partially closed locations from adverse weather ($5.4 million), legal settlement charges ($2.7 million), non-cash charges for inventory write-downs ($2.6 million), the gain from the change in fair value related to certain gasoline and diesel agreements ($1.9 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended September 27, 2024 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	≤ 5.125x	1.99x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.73x
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
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur additional indebtedness and to make certain restricted payments and does not result in a default under the Credit Agreement or the indentures governing the senior notes. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under the Credit Agreement and pursuant to specified exceptions, and (2) make certain restricted payments, other than pursuant to certain exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is at least 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions and for certain non-

cash or nonrecurring interest expense. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 27, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations as of September 27, 2024	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,262,913	$959,410	$914,641	$2,357,612	$1,031,250
Finance lease obligations	62,051	8,104	13,192	5,936	34,819
Estimated interest payments(2)	633,200	106,000	275,600	214,200	37,400
Operating leases and other noncancelable commitments	342,138	66,067	107,020	72,623	96,428
Purchase obligations(3)	958,969	431,560	272,828	90,391	164,190
Other liabilities(4)	555,814	167,322	112,289	28,715	247,488
	$7,815,085	$1,738,463	$1,695,570	$2,769,477	$1,611,575

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of September 27, 2024	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$85,308	$65,308	$10,000	$10,000	$—
(1)Excludes the $22.7 million reduction to long-term borrowings from debt issuance costs, $8.8 million reduction from the discount on the United States Term B-8 Loans due 2030 and $0.4 million reduction from the discount on the United States Term B-4 Loans due 2027.
(2)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at September 27, 2024 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The weighted average debt balance for each fiscal year from 2025 through 2030 is $4,835.4 million, $4,316.2 million, $3,854.5 million, $2,272.3 million, $1,284.5 million and $536.6 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2025 through 2030 is 2.19%, 2.97%, 3.83%, 5.53%, 6.89% and 6.96%, respectively (see Note 6 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).
(3)Represents mainly the commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(4)Includes certain unfunded employee retirement obligations, contingent consideration obligations related to acquisitions, self-insurance obligations, and other obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of September 27, 2024, we have gross uncertain tax liabilities of $70.2 million (see Note 11 to the audited consolidated financial statements).
We have a Receivables Facility agreement with four financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility as of September 27, 2024 is $600.0 million. As of September 27, 2024, there are no outstanding borrowings under the Receivables Facility. Amounts borrowed under the Receivables Facility may fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying audited consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 27, 2024. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of September 27, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $94.7 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount of these investments as of September 27, 2024 and September 29, 2023 was $42.3 million and $110.7 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
Critical Accounting Estimates
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
Asset Impairment Determinations
Indefinite lived intangible assets that are not amortized are subject to an impairment test that we conduct annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. For goodwill, we perform the assessment of goodwill at the reporting unit level, which is an operating segment or one level below the operating segment. The impairment test may first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of qualitative factors include, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, events affecting reporting units and sustained changes in our stock price. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value using a discounted cash flow method or market method for each reporting unit with its estimated net book value.
During the fourth quarter of fiscal 2024, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on the evaluation performed, we determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our Consolidated Statements of Income.
Litigation and Claims
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, ESG-related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breach of contractual and other obligations. We consider the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, we consider, among other issues:
•    interpretation of contractual rights and obligations;
•    the status of government regulatory initiatives, interpretations and investigations;
•    the status of settlement negotiations;
•    prior experience with similar types of claims;
•    whether there is available insurance; and
•    advice of counsel.
We were involved in a dispute with a client regarding our provision of services pursuant to a contract. During fiscal 2022, we resolved the matter by entering into a settlement agreement with the client whereby our obligations totaled $13.6 million, resulting in a reversal of previously reserved amounts of $5.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income.
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
As of September 27, 2024 and September 29, 2023, our self-insurance reserves were $248.6 million and $262.0 million, respectively.
Income Taxes
We are subject to income taxes in the United States and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets. We record valuation allowances for our net deferred tax assets when it is more likely than not that they will not be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income measured at pre-tax income adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.
As of September 27, 2024 and September 29, 2023, our valuation allowance reserves recorded against deferred tax assets were $80.6 million and $78.2 million, respectively (see Note 11 to the audited consolidated financial statements).

New Accounting Standards Updates
See Note 1 to the audited consolidated financial statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 27, 2024 (see Notes 6 and 7 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 27, 2024. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of September 27, 2024	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Debt:
Fixed rate	$923	$7	$6	$1,153	$3	$35	$2,127	$2,097
Average interest rate	4.3%	6.0%	6.0%	5.0%	6.0%	6.0%	4.7%
Variable rate	$45	$38	$877	$767	$440	$1,031	$3,198	$3,204
Average interest rate	5.8%	6.1%	7.1%	7.2%	6.0%	7.2%	7.0%
Interest Rate Swaps:
Receive variable/pay fixed	$800	$—	$950	$500	$—	$—	$2,250	$49
Average pay rate	1.5%	—%	2.6%	1.5%	—%	—%
Average receive rate	5.2%	—%	5.2%	5.2%	—%	—%
All our gasoline and diesel fuel agreements matured during fiscal 2024.
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 27, 2024. The effectiveness of our internal control over financial reporting as of September 27, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aramark and subsidiaries (the "Company") as of September 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2024, of the Company and our report dated November 19, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Philadelphia, PA
November 19, 2024

Item 9B.    Other Information
During the three months ended September 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information on beneficial ownership reporting required by Item 10, if any, will be included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Information about our Securities Trading Policy required by Item 10 will be included under the caption “Securities Trading Policy” in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2024.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 2024.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ JAMES J. TARANGELO	Senior Vice President and Chief Financial Officer
James J. Tarangelo	(Principal Financial Officer)

/s/ CHRISTOPHER T. SCHILLING	Senior Vice President, Controller and Chief Accounting Officer
Christopher T. Schilling	(Principal Accounting Officer)

/s/ SUSAN M. CAMERON	Director
Susan M. Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ BRIAN M. DELGHIACCIO	Director
Brian M. DelGhiaccio

/s/ BRIDGETTE P. HELLER	Director
Bridgette P. Heller

/s/ KENNETH M. KEVERIAN	Director
Kenneth M. Keverian

/s/ KAREN M. KING	Director
Karen M. King

/s/ PATRICIA E. LOPEZ	Director
Patricia E. Lopez

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ KEVIN G. WILLS	Director
Kevin G. Wills

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the “Company”) as of September 27, 2024 and September 29, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended September 27, 2024, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - FSS US Reporting Unit - Refer to Note 5 to the financial statements
Critical Audit Matter Description
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
November 19, 2024

We have served as the Company's auditor since 2021.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands, except share amounts)

	September 27, 2024	September 29, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$672,483	$1,927,088
Receivables (less allowances: $34,259 and $31,506)	2,096,928	1,970,782
Inventories	387,601	403,707
Prepayments and other current assets	249,550	297,519
Current assets of discontinued operations	—	620,931
Total current assets	3,406,562	5,220,027
Property and Equipment, at cost:
Land, buildings and improvements	559,201	500,886
Service equipment and fixtures	3,754,357	3,575,516
	4,313,558	4,076,402
Less - Accumulated depreciation	(2,740,365)	(2,650,429)
Property and Equipment, net:	1,573,193	1,425,973
Goodwill	4,677,201	4,615,986
Other Intangible Assets	1,804,602	1,804,473
Operating Lease Right-of-use Assets	638,659	572,268
Other Assets	574,154	728,678
Noncurrent Assets of Discontinued Operations	—	2,503,836
	$12,674,371	$16,871,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$964,286	$1,543,032
Current operating lease liabilities	54,163	51,271
Accounts payable	1,394,007	1,271,859
Accrued payroll and related expenses	518,912	479,827
Accrued expenses and other current liabilities	1,282,842	1,288,454
Current liabilities of discontinued operations	—	395,524
Total current liabilities	4,214,210	5,029,967
Long-Term Borrowings	4,307,171	5,098,662
Noncurrent Operating Lease Liabilities	241,012	245,871
Deferred Income Taxes (see Note 11)	375,378	410,935
Other Noncurrent Liabilities	490,132	503,129
Noncurrent Liabilities of Discontinued Operations	—	1,861,735
Commitments and Contingencies (see Note 15)
Redeemable Noncontrolling Interests	7,494	8,224
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 304,285,195 shares and 301,069,012 shares; and outstanding: 263,939,983 shares and 261,450,373 shares)	3,043	3,011
Capital surplus	3,931,932	3,825,620
Retained earnings	239,709	964,158
Accumulated other comprehensive loss	(132,457)	(98,237)
Treasury stock (shares held in treasury: 40,345,212 shares and 39,618,639 shares)	(1,003,253)	(981,834)
Total stockholders' equity	3,038,974	3,712,718
	$12,674,371	$16,871,241
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands, except per share data)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue	$17,400,701	$16,083,212	$13,687,269
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	15,975,017	14,774,664	12,615,547
Depreciation and amortization	435,547	409,857	397,975
Selling and general corporate expenses	283,627	273,663	258,355
	16,694,191	15,458,184	13,271,877
Operating income	706,510	625,028	415,392
Gain on Equity Investments, net (see Note 1)	(25,071)	(375,972)	—
Interest Expense, net	366,716	437,476	368,178
Income from Continuing Operations Before Income Taxes	364,865	563,524	47,214
Provision for Income Taxes from Continuing Operations	102,972	116,426	8,433
Net income from Continuing Operations	261,893	447,098	38,781
Less: Net loss attributable to noncontrolling interests	(629)	(578)	(307)
Net income from Continuing Operations attributable to Aramark stockholders	262,522	447,676	39,088
Income from Discontinued Operations, net of tax	—	226,432	155,396
Net income attributable to Aramark stockholders	$262,522	$674,108	$194,484

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.00	$1.72	$0.15
Income from Discontinued Operations	$—	$0.87	$0.61
Basic earnings per share attributable to Aramark stockholders	$1.00	$2.59	$0.76

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.99	$1.71	$0.15
Income from Discontinued Operations	$—	$0.86	$0.60
Diluted earnings per share attributable to Aramark stockholders	$0.99	$2.57	$0.75

Weighted Average Shares Outstanding:
Basic	263,045	260,592	257,314
Diluted	266,200	262,594	259,074
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net income from Continuing Operations	$261,893	$447,098	$38,781
Income from Discontinued Operations, net of tax	—	226,432	155,396
Net income	261,893	673,530	194,177
Other comprehensive (loss) income, net of tax:
Pension plan adjustments	(11,068)	(7,031)	17,113
Foreign currency translation adjustments	18,082	20,273	(86,376)
Cash flow hedges:
Unrealized (loss) gain arising during the period	(16,292)	38,140	143,276
Reclassification adjustments	(56,351)	(43,746)	20,698
Share of equity investee's comprehensive income	—	5,698	1,729
Other comprehensive (loss) income, net of tax	(65,629)	13,334	96,440
Comprehensive income	196,264	686,864	290,617
Less: Net loss attributable to noncontrolling interests	(629)	(578)	(307)
Comprehensive income attributable to Aramark stockholders	$196,893	$687,442	$290,924
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash flows from operating activities of Continuing Operations:
Net income from Continuing Operations	$261,893	$447,098	$38,781
Adjustments to reconcile Net income from Continuing Operations to Net cash provided by operating activities of Continuing Operations:
Depreciation and amortization	435,547	409,857	397,975
Asset write-downs	18,186	29,865	—
Reduction of contingent consideration liability (see Note 17)	(8,710)	(97,336)	(20,749)
Gain on equity investments, net (see Note 1)	(25,071)	(375,972)	—
Deferred income taxes	(7,323)	100,158	15,908
Share-based compensation expense	62,552	76,337	82,299
Changes in operating assets and liabilities:
Receivables, net	(99,788)	(177,873)	(410,803)
Inventories	(3,826)	(35,333)	(77,430)
Prepayments and other current assets	(2,660)	(9,352)	(1,197)
Accounts payable	105,868	115,437	392,343
Accrued expenses	14,420	87,206	40,742
Payments made to clients on contracts	(139,003)	(119,217)	(56,865)
Changes in other noncurrent liabilities	(1,222)	16,313	17,097
Changes in other assets	58,929	43,187	35,278
Other operating activities	56,722	1,272	10,534
Net cash provided by operating activities of Continuing Operations	726,514	511,647	463,913
Cash flows from investing activities of Continuing Operations:
Purchases of property and equipment and other	(427,425)	(383,536)	(311,948)
Disposals of property and equipment	23,945	18,060	16,326
Purchases of marketable securities	(113,303)	(109,998)	(78,220)
Proceeds from marketable securities	186,371	80,000	—
Acquisition of certain businesses, net of cash acquired	(148,706)	(50,194)	(322,822)
Acquisition of certain equity investments	(34,185)	(4,000)	(64,000)
Proceeds from sale of equity investments	101,198	633,179	—
Other investing activities	(3,757)	40,147	15,510
Net cash (used in) provided by investing activities of Continuing Operations	(415,862)	223,658	(745,154)
Cash flows from financing activities of Continuing Operations:
Proceeds from long-term borrowings	571,288	1,286,526	100,051
Payments of long-term borrowings	(2,003,566)	(1,902,245)	(124,297)
Net change in funding under the Receivables Facility	—	(104,935)	104,935
Payments of dividends	(99,901)	(114,614)	(113,120)
Distribution from Vestis	—	1,456,701	—
Proceeds from issuance of common stock	36,573	45,602	42,954
Other financing activities	(65,590)	(7,408)	(45,107)
Net cash (used in) provided by financing activities of Continuing Operations	(1,561,196)	659,627	(34,584)
Discontinued Operations:
Net cash provided by operating activities	—	254,782	230,586
Net cash used in investing activities	—	(14,746)	(86,133)
Net cash provided by (used in) financing activities	—	3,322	(21,673)
Net cash provided by Discontinued Operations	—	243,358	122,780
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	10,790	4,697	(28,657)
(Decrease) increase in cash and cash equivalents and restricted cash	(1,239,754)	1,642,987	(221,702)
Cash and cash equivalents and restricted cash, beginning of period(1)	1,972,367	365,431	587,133
Cash and cash equivalents and restricted cash, end of period	$732,613	$2,008,418	$365,431

(1) As a result of the separation and distribution of the Uniform segment, "Cash and cash equivalents and restricted cash, beginning of period" for fiscal 2024 excludes the fiscal 2023 "Cash and cash equivalents in Current assets of discontinued operations" of $36.1 million.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	September 27, 2024	September 29, 2023	September 30, 2022
Cash and cash equivalents	$672,483	$1,927,088	$305,716
Restricted cash in Prepayments and other current assets	60,130	45,279	35,979
Cash and cash equivalents in Current assets of discontinued operations	—	36,051	23,736
Total cash and cash equivalents and restricted cash	$732,613	$2,008,418	$365,431
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 1, 2021	$2,722,872	$2,943	$3,533,054	$327,557	$(208,011)	$(932,671)
Net income attributable to Aramark stockholders	194,484			194,484
Other comprehensive income	96,440				96,440
Capital contributions from issuance of common stock	53,458	33	53,425
Share-based compensation expense(1)	95,487		95,487
Repurchases of common stock	(17,844)					(17,844)
Dividends declared ($0.44 per share)	(115,257)			(115,257)
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	674,108			674,108
Other comprehensive income	13,334				13,334
Capital contributions from issuance of common stock	56,751	35	56,716
Share-based compensation expense(1)	86,938		86,938
Repurchases of common stock	(31,319)					(31,319)
Dividends declared ($0.44 per share)	(116,734)			(116,734)
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	262,522			262,522
Other comprehensive loss	(65,629)				(65,629)
Capital contributions from issuance of common stock	45,563	32	45,531
Share-based compensation expense	62,552		62,552
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchases of common stock	(21,419)					(21,419)
Separation of Uniform Segment (see Note 2)	(853,695)			(885,104)	31,409
Dividends declared ($0.38 per share)	(101,867)			(101,867)
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
(1) Share-based compensation expense for the fiscal years ended September 29, 2023 and September 30, 2022, is inclusive of $10.6 million and $13.2 million, respectively, of share-based compensation expense reported within Discontinued Operations.
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Aramark (the "Company") is a leading global provider of food and facilities services to education, healthcare, business & industry, and sports, leisure & corrections clients. The Company's largest market is the United States, which is supplemented by an additional 15-country footprint. The Company also provides services on a more limited basis in several additional countries and in offshore locations. The Company operates its business in two reportable segments that share many of the same operating characteristics:
•Food and Support Services United States ("FSS United States") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities within the United States.
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities outside of the United States with the largest operations within Canada, Chile, China, Germany, Spain and the United Kingdom.
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany transactions and accounts have been eliminated.
On September 30, 2023, the Company completed the separation and distribution of its Aramark Uniform and Career Apparel ("Uniform") segment into an independent publicly traded company, Vestis Corporation ("Vestis"), and the historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the Uniform segment are classified as assets and liabilities of discontinued operations in the Company's Consolidated Balance Sheet as of September 29, 2023. Additional disclosures regarding the separation and distribution are provided in Note 2.
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022 were each fifty-two week periods.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company recognizes revenue when its performance obligation is satisfied upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. In each of the Company's operating segments, revenue is recognized over time in the period in which services are provided pursuant to the terms of the Company's contractual relationships with its clients. The Company generally records revenue on contracts (both profit and loss contracts and client interest contracts) on a gross basis as the Company is the primary obligor and service provider. See Note 9 for additional information on revenue recognition.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024			September 29, 2023			September 30, 2022
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$261,893			$673,530			$194,177
Pension plan adjustments	(12,904)	1,836	(11,068)	(7,960)	929	(7,031)	26,184	(9,071)	17,113
Foreign currency translation adjustments	18,082	—	18,082	28,136	(7,863)	20,273	(96,783)	10,407	(86,376)
Cash flow hedges:
Unrealized (loss) gain arising during the period	(22,016)	5,724	(16,292)	51,541	(13,401)	38,140	193,616	(50,340)	143,276
Reclassification adjustments	(76,150)	19,799	(56,351)	(59,117)	15,371	(43,746)	27,970	(7,272)	20,698
Share of equity investee's comprehensive income	—	—	—	10,616	(4,918)	5,698	1,729	—	1,729
Other comprehensive (loss) income	(92,988)	27,359	(65,629)	23,216	(9,882)	13,334	152,716	(56,276)	96,440
Comprehensive income			196,264			686,864			290,617
Less: Net loss attributable to noncontrolling interests			(629)			(578)			(307)
Comprehensive income attributable to Aramark stockholders			$196,893			$687,442			$290,924
The amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and $26.3 million currency adjustment during the fiscal year ended September 27, 2024 related to the separation and distribution of the Uniform segment (see Note 2).
Accumulated other comprehensive loss consists of the following (in thousands):

	September 27, 2024	September 29, 2023
Pension plan adjustments	$(20,233)	$(14,241)
Foreign currency translation adjustments	(148,700)	(193,115)
Cash flow hedges	36,476	109,119
	$(132,457)	$(98,237)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of $5.4 million, $10.4 million and $3.5 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, to the Consolidated Statements of Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2024, fiscal 2023 and fiscal 2022 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of September 27, 2024. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the payment of its general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of September 27, 2024 and September 29, 2023, cash and cash equivalents at the Captive were $94.7 million and $32.8 million, respectively. The Captive also invests in United States Treasury securities where the amount of these investments as of September 27, 2024 and September 29, 2023 was $42.3 million and $110.7 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The inventory reserve is determined based on history and projected customer consumption and specific identification. As of September 27, 2024 and September 29, 2023, the Company's reserve for inventory was $19.3 million and $2.2 million, respectively. During fiscal 2024, the Company recorded a non-cash adjustment to inventory of $18.2 million based on expected usage of certain food and nonfood items within the Corrections business of the FSS United States segment to reflect the net realizable value of inventory, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income.
The components of inventories are as follows:

	September 27, 2024	September 29, 2023
Food	95.9%	95.9%
Parts, supplies and novelties	4.1%	4.1%
	100.0%	100.0%
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 27, 2024	September 29, 2023
Prepaid Insurance	$12,660	$18,308
Prepaid Taxes and Licenses	7,282	8,161
Current Income Tax Asset	3,829	10,198
Marketable Securities(1)	42,342	110,714
Other Prepaid Expenses	183,437	150,138
	$249,550	$297,519

(1)	Marketable securities represent held-to-maturity debt securities with original maturities greater than three months, which are maturing within one year.
Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage. This restricted cash is recorded in "Other Prepaid Expenses."
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are generally 10 years to 40 years for buildings and improvements and three years to 20 years for service equipment and fixtures. Depreciation expense for fiscal 2024, fiscal 2023 and fiscal 2022 was $276.2 million, $267.9 million and $263.7 million, respectively.
During fiscal 2023, the Company completed a strategic review of certain administrative locations, taking into account facility capacity and current utilization, among other factors. Based on this review, the Company vacated or otherwise reduced its usage at certain of these locations, resulting in an analysis of the recoverability of the assets associated with the locations. As a result, the Company recorded a non-cash impairment charge of $19.0 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income for the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fiscal year ended September 29, 2023. The non-cash impairment charge consisted of operating lease right-of-use assets of $8.6 million and property and equipment of $10.4 million.
During fiscal years 2023 and 2022, the Company recorded a gain of $36.3 million and $19.0 million, respectively, relating to income from proceeds associated with possessory interest at one of the National Park sites within the FSS United States segment, which is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	September 27, 2024	September 29, 2023
Cost to fulfill - Client(1)	$80,441	$92,458
Long-term receivables	35,772	22,560
Miscellaneous investments(2)	121,331	157,568
Computer software costs, net(3)	144,878	159,732
Interest rate swap agreements(4)	41,158	147,458
Employee sales commissions(5)	35,857	33,989
Other(6)	114,717	114,913
	$574,154	$728,678

(1)	Cost to fulfill - Client represent payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation (see Note 9).
(2)	Miscellaneous investments represent investments in 50% or less owned entities.
(3)
Computer software costs, net represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years. During fiscal 2023, the Company recorded a computer software impairment charge of $8.2 million within its FSS United States segment, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income.

(4)	Interest rate swap agreements represent receivables under cash flow hedging agreements based on current forward interest rates (see Note 7).
(5)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 9).
(6)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of September 27, 2024 and September 29, 2023 was $84.0 million and $73.5 million, respectively. During fiscal 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($278.7 million gain net of tax). The pre-tax gain is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of September 27, 2024 and September 29, 2023 was $35.4 million and $83.6 million, respectively.
On September 24, 2024, the Company sold its remaining equity investment ownership interest in the San Antonio Spurs NBA franchise for $101.2 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $25.1 million ($19.6 million gain net of tax) during fiscal 2024. The pre-tax gain is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income. During fiscal 2023, the Company sold a portion of its equity investment ownership interest in the San Antonio Spurs NBA franchise for $98.2 million in cash in a taxable transaction resulting in a pre-tax loss on sale of this equity investment of $1.1 million ($2.2 million loss net of tax). The pre-tax loss is included in "Gain on Equity Investments, net" on the Consolidated Statements of Income.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of September 27, 2024 and September 29, 2023, the Company had $2.6 million and $2.8 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Consolidated Balance Sheets.
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	September 27, 2024	September 29, 2023
Deferred income(1)	$370,800	$350,200
Accrued client expenses	220,387	208,336
Accrued taxes	67,205	79,884
Accrued insurance(2) and interest	160,133	186,783
Other	464,317	463,251
	$1,282,842	$1,288,454

(1)
Includes consideration received in advance from customers prior to the service being performed ($352.5 million and $329.9 million) or from vendors prior to the goods being consumed ($18.3 million and $20.3 million) in fiscal 2024 and fiscal 2023, respectively.

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

Other Noncurrent Liabilities
The following table presents details of "Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	September 27, 2024	September 29, 2023
Deferred compensation	225,529	211,892
Pension-related liabilities	10,249	9,573
Insurance reserves(1)	135,767	147,641
Other noncurrent liabilities	118,587	134,023
	$490,132	$503,129

(1)
The Company is self-insured for certain obligations for certain risks retained under its general liability, automobile liability, workers’ compensation liability and certain property damage programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.

Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Deferred social security taxes of $47.6 million were paid in fiscal 2022 and remaining social security taxes of $47.6 million were paid in fiscal 2023.
The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. As of September 27, 2024, the Company has a $3.8 million receivable balance from the United States government related to the CARES Act, which is recorded in "Receivables" on the Company's Consolidated Balance Sheet.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Within the FSS International segment, many foreign jurisdictions in which the Company operates provided companies various forms of relief from COVID-19, including labor related tax credits. These labor related tax credits generally allowed companies to receive credits if they retained employees on their payroll, rather than furloughing or terminating employees as a result of the business disruption caused by COVID-19. The Company qualified for these tax credits. The Company recorded $36.6 million of labor related tax credits within "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income during the fiscal year ended September 30, 2022.
The Company accounted for these labor related tax credits as a reduction to the expense that they were intended to compensate in the period in which the corresponding expense was incurred and there was reasonable assurance the Company would both receive the tax credits and comply with all conditions attached to the tax credits.
Supplemental Cash Flow Information

	Fiscal Year Ended
(in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Interest paid	$333.5	$408.3	$328.7
Income taxes paid	116.2	46.0	12.2
Significant non-cash activities are as follows:
•During fiscal 2024, fiscal 2023 and fiscal 2022, the Company executed finance lease transactions. The present value of the future rental obligations was $13.3 million, $4.9 million and $2.2 million for the respective periods, which is included in "Property and Equipment, at cost" and "Long-Term Borrowings" on the Consolidated Balance Sheets.
•During fiscal 2024, fiscal 2023 and fiscal 2022, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were $21.4 million, $31.3 million and $17.8 million, respectively.
NOTE 2. DISCONTINUED OPERATIONS:
On September 30, 2023, the Company completed the separation and distribution of its Uniform segment into an independent publicly traded company, Vestis. The separation was structured as a tax free spin-off, which occurred by way of a pro rata distribution to Aramark stockholders. Each of the Aramark stockholders received one share of Vestis common stock for every two shares of Aramark common stock held of record as of the close of business on September 20, 2023. Vestis is now an independent public company under the symbol “VSTS” on the NYSE.
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the fiscal year-ended September 27, 2024, the value of the services provided to Vestis were $10.9 million. Current amounts due to Aramark from Vestis as of September 27, 2024 were not material.
The historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution on September 30, 2023.
Details of "Income from Discontinued Operations, net of tax" are as follows (in thousands):

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Revenue	$2,770,645	$2,639,355
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,263,133	2,152,023
Depreciation and amortization	136,505	134,352
Selling and general corporate expenses	133,109	140,007
	2,532,747	2,426,382
Operating income	237,898	212,973
Gain on Sale of Equity Investments, net	(51,831)	—
Interest Expense, net	2,109	4,549
Income from Discontinued Operations Before Income Taxes	287,620	208,424
Provision for Income Taxes from Discontinued Operations	61,188	53,028
Income from Discontinued Operations, net of tax	$226,432	$155,396
During the fiscal years ended September 29, 2023 and September 30, 2022, the Company incurred charges of $51.1 million and $9.3 million, respectively, related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs, of which $31.2 million and $4.1 million, respectively, were recorded within "Income from Discontinued Operations, net of tax" and $19.9 million and $5.2 million, respectively, were recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income.
During the fiscal year ended September 27, 2024, the Company incurred $20.0 million of transaction fees related to the separation and distribution of its Uniform segment and $8.8 million of charitable contribution expense for the contribution of Vestis shares to a donor advised fund in order to fund charitable contributions, which were recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income.
The following table summarizes the Uniform segment assets and liabilities classified as discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2023
ASSETS
Cash and cash equivalents	$36,051
Receivables (less allowance: $25,066)	392,916
Inventories	174,720
Prepayments and other current assets	17,244
Current assets of discontinued operations	620,931
Property and Equipment, at cost:
Land, buildings and improvements	585,797
Service equipment and fixtures	1,110,811
1,696,608
Less - Accumulated depreciation	(1,032,078)
Property and Equipment, net:	664,530
Goodwill	963,543
Other Intangible Assets	238,609
Operating Lease Right-of-use Assets	57,890
Other Assets	579,264
Noncurrent Assets of Discontinued Operations	$2,503,836

LIABILITIES
Current maturities of long-term borrowings	$53,910
Current operating lease liabilities	19,935
Accounts payable	134,497
Accrued payroll and other related expenses	113,770
Accrued expenses and other current liabilities	73,412
Current liabilities of discontinued operations	395,524
Long-Term Borrowings	1,567,910
Noncurrent Operating Lease Liabilities	46,084
Deferred Income Taxes	199,535
Other Noncurrent Liabilities	48,206
Noncurrent Liabilities of Discontinued Operations	$1,861,735
In the fourth quarter of fiscal 2023, the Uniform legal entity entered into the Uniform credit agreement. The Uniform credit agreement included a revolving credit facility, a United States dollar denominated term loan in the amount of $800.0 million due September 2025 and a United States dollar denominated term loan in the amount of $700.0 million due September 2028, which are recorded in "Noncurrent Liabilities of Discontinued Operations" on the Consolidated Balance Sheets as of September 29, 2023. Also in the fourth quarter of fiscal 2023, the Uniform legal entity paid a cash dividend to the Company of $1,456.7 million. On October 2, 2023, the Company used the proceeds from the cash dividend, along with cash on hand, to repay the $1,500.0 million 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes") (see Note 6).
The Company recorded its distribution of Vestis' net assets as a change in "Retained Earnings." The amount recorded reflected the carrying amounts, as of September 29, 2023, of the net assets distributed offset by the holdback of Vestis shares upon distribution of $8.8 million, net cash received from Vestis post-separation of $6.1 million and other adjustments of $1.1 million. The Company also recorded a net decrease to "Accumulated other comprehensive loss" of $31.4 million to derecognize foreign currency translation adjustments and pension plan adjustments which were attributable to Vestis (see Note 1).
NOTE 3. ACQUISITIONS:
Union Supply Group, Inc.
On June 2, 2022, the Company completed the acquisition of Union Supply Group, Inc. ("Union Supply"), a commissary goods and services supplier, pursuant to the Stock Purchase Agreement ("Union Supply Purchase Agreement") dated as of April 8, 2022, by and among Aramark Correctional Services, LLC, a wholly owned subsidiary of the Company, and Tom Thomas, in

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
his capacity as the sellers' representative. Upon completion of the acquisition, Union Supply became a wholly owned subsidiary of the Company and its results are included in the Company's FSS United States segment. The cash consideration paid for Union Supply was $199.6 million. The Union Supply Purchase Agreement provided for contingent consideration, which the Company may be required to pay if Union Supply achieves certain adjusted EBITDA levels during calendar year 2023. A contingent consideration liability of $40.2 million was recorded as part of the acquisition with a separate amount that was accounted for as compensation expense recognized in earnings over the earnout period (see Note 17). The acquisition was financed utilizing funds from the Company's Receivables Facility.
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
Other Acquisitions
During fiscal 2024, fiscal 2023 and fiscal 2022, the Company paid net cash consideration of $148.7 million, $50.2 million and $123.2 million, respectively, for various acquisitions, excluding the purchase of Union Supply. The revenue, net income, assets and liabilities of the acquisitions did not have a material impact on the Company's consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. SEVERANCE:
During fiscal 2023, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $35.1 million were recorded in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income for the fiscal year ended September 29, 2023.
The following table summarizes the severance charges by segment related to the fiscal 2023 actions recognized in the Consolidated Statements of Income for the fiscal year ended September 29, 2023 (in millions):

FSS United States	$3.3
FSS International	31.2
Corporate	0.6
$35.1
During fiscal 2022, the Company made changes to its organization to streamline and improve the efficiency and effectiveness of its operations and overhead functions. These actions included headcount reductions, which resulted in severance charges of $19.6 million during the fiscal year ended September 30, 2022, which were recorded in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income.
The following table summarizes the severance charges by segment related to the fiscal 2022 actions recognized in the Consolidated Statements of Income for the fiscal year ended September 30, 2022 (in millions):

FSS United States	$7.7
FSS International	11.9
$19.6

The following table summarizes the unpaid obligations for severance and related costs as of September 27, 2024, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets (in millions):

	September 29, 2023	Payments and Other	September 27, 2024
Fiscal 2023 Severance	$19.1	$(15.6)	$3.5
Fiscal 2022 Severance	0.8	(0.8)	—
Total Reorganization	$19.9	$(16.4)	$3.5
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill represents the excess of the fair value of consideration paid for an acquired entity over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized and is subject to an impairment test that the Company conducts annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists, using discounted cash flows. The Company performs its assessment of goodwill at the reporting unit level, which is an operating segment or one level below the operating segment. The Company performs its annual impairment test as of the end of the fiscal month of August. If results of the qualitative assessment indicate a more likely than not determination or if a qualitative assessment is not performed, a quantitative test is performed by comparing the estimated fair value, calculated using a discounted cash flow method or market based method, of each reporting unit with its estimated net book value.
During the fourth quarter of fiscal 2024, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using a discounted cash flow method of each reporting unit or market based method for certain reporting units with its book value. Based on the evaluation performed, the Company determined that the fair value of each of the reporting units significantly exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Changes in total goodwill during fiscal 2024 are of the following (in thousands):

Segment	September 29, 2023	Acquisitions	Translation & Other	September 27, 2024
FSS United States	$4,164,392	$20,128	$27	$4,184,547
FSS International	451,594	21,490	19,570	492,654
	$4,615,986	$41,618	$19,597	$4,677,201
Other intangible assets consist of (in thousands):

	September 27, 2024			September 29, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,168,108	$(521,102)	$647,006	$1,116,771	$(433,741)	$683,030
Trade names	1,197,486	(39,890)	1,157,596	1,137,535	(16,092)	1,121,443
	$2,365,594	$(560,992)	$1,804,602	$2,254,306	$(449,833)	$1,804,473
During fiscal 2024, the Company acquired customer relationship assets and trade names with values of $43.4 million and $55.3 million, respectively. During fiscal 2023, the Company acquired customer relationship assets and trade names with values of $20.7 million and $14.5 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The majority of trade names, which include the Aramark and Avendra trade names, are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. The Company completed its annual trade name impairment test for fiscal 2024, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2024, fiscal 2023 and fiscal 2022 was $107.1 million, $89.5 million and $82.8 million, respectively.
Based on the recorded balances at September 27, 2024, total estimated amortization of all acquisition-related intangible assets for fiscal years 2025 through 2029 are as follows (in thousands):

2025	$113,655
2026	109,260
2027	88,866
2028	81,728
2029	79,003

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	September 27, 2024	September 29, 2023
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029(1)	$30,138	$—
$1.153 Billion Revolving Credit Facility due April 2026	—	170,759
Term A Loans due August 2029	499,624	—
Term A Loans due August 2026	—	258,060
United States Term B Loans due June 2030(2)	1,073,060	1,078,588
United States Term B Loans due April 2028(2)	725,504	724,393
United States Term B Loans due January 2027	836,680	835,631
Senior Unsecured Notes:
5.000% Senior Unsecured Notes due February 2028	1,144,404	1,142,910
6.375% Senior Unsecured Notes due May 2025	—	1,492,153
5.000% Senior Unsecured Notes due April 2025	550,789	549,348
3.125% Senior Unsecured Notes (EUR) due April 2025	362,459	342,718
Other:
Finance leases	40,440	31,933
Other	8,359	15,201
	5,271,457	6,641,694
Less—current portion	(964,286)	(1,543,032)
	$4,307,171	$5,098,662
As of September 27, 2024, there were $733.3 million of outstanding foreign currency borrowings.
As of September 27, 2024, the 5.000% Senior Notes due April 1, 2025 and 3.125% Senior Notes due April 1, 2025 mature within one year. The Company intends to repay, redeem or otherwise refinance the outstanding obligations related to these securities.
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
The Credit Agreement includes senior secured term loan facilities consisting of the following as of September 27, 2024:
•A United States dollar denominated term loan to ASI in the amount of $836.7 million, due 2027 ("United States Term B-4 Loans due 2027"), $725.5 million, due 2028 ("United States Term B-7 Loans due 2028"), $1,073.1 million, due 2030 ("United States Term B-8 Loans due 2030") and $70.4 million, due 2029 ("United States Term A Loans due 2029");
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of C$205.9 million (approximately $152.3 million), due 2029 (the "Canadian Term A-4 Loans due 2029");
•A euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €93.8 million (approximately $104.7 million), due 2029 (the "Euro Term A-3 Loans due 2029");
•A pounds sterling denominated term loan to Aramark Limited, a U.K. borrower, in an amount of £61.8 million (approximately $82.6 million), due 2029 (the "GBP Term A Loans due 2029"); and
•A United States dollar denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of $89.6 million, due 2029 (the "AIL Term A-1 Loans due 2029").
The Credit Agreement also includes a revolving credit facility available for loans in United States dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments of approximately $1.4 billion and has a final maturity date of August 2, 2029. As of September 27, 2024, there was $1,341.6 million available for borrowing

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the revolving credit facility. The Company's revolving credit facility includes a $500.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. The foreign borrowers are subject to a sublimit of either $300.0 million or $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
The applicable margin on the United States Term B-4 Loans due 2027 is 1.75% with respect to Term Benchmark (Adjusted Term Secured Overnight Financing Rate ("SOFR")) borrowings, subject to a SOFR floor of 0.00%, and 0.75% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin on the United States Term B-7 Loans due 2028 and United States Term B-8 Loans due 2030 is 2.00% with respect to Term Benchmark (Adjusted Term SOFR) borrowings, subject to a SOFR floor of 0.00% and 1.00% with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the United States Term A Loans due 2029, United States Term A-1 Loans due 2029, Canadian Term A-4 Loans due 2029, the Euro Term A-3 Loans due 2029, the GBP Term A Loans due 2029 and the senior secured revolving credit facility is 1.125% to 1.625% (as of September 27, 2024 - 1.500%) with respect to Term Benchmark (Adjusted Term SOFR, EURIBOR and Term CORRA) borrowings and letters of credit fees, subject to a floor of 0.00%, 0.125% to 0.625% (as of September 27, 2024 - 0.500%) with respect to United States and Canadian base rate borrowings, and 1.1576% to 1.6576% (as of September 27, 2024 - 1.5326%) with respect to Sterling Overnight Index Average ("SONIA") rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2024 Transactions
On August 2, 2024, the Company amended its existing Credit Agreement (“Amendment No. 15”), to provide for, among other things, the refinancing and replacement of the 2021 Tranche Revolving Facility, the Canadian Term A-3 Loans and the Euro Term A-2 Loans under the Credit Agreement through the establishment of Replacing Revolving Commitments, New Revolving Commitments, and borrowings of Refinancing Term Loans, under the Credit Agreement comprised of (i) new 2024 Tranche Revolving Commitments in an amount equal to $1.4 billion, terminating in August 2029, (ii) new Canadian Term A-4 Loans in an amount equal to C$214.6 million, due in August 2029, (iii) new Euro Term A-3 Loans in an amount equal to €94.1 million, due in August 2029, (iv) new United States Term A Loans in an amount equal to $70.7 million, due in August 2029, (v) new United States Term A-1 Loans in an amount equal to $90.0 million, due in August 2029 and (vi) new GBP Term A Loans in an amount equal to £62.0 million, due in August 2029. The new Term A Loans were applied by the Company to refinance in full the Canadian Term A-3 Loans and Euro Term A-2 Loans and reduce borrowings outstanding under the existing revolving facility. The new Term A Loans are subject to customary springing maturity provisions (including customary thresholds) with respect to the United States Term B-7 Loans and the 5.000% Senior Notes due 2028, as further specified in Amendment No. 15.
The new 2024 Tranche Revolving Commitments bear interest at a rate equal to, at the Company’s option, depending on the currency of the loans borrowed under the new 2024 Tranche Revolving Commitments, either (a) a Term CORRA rate, (b) a Term SOFR rate, (c) a EURIBOR rate, (d) Canadian base rate determined by the higher of (1) prime rate of the administrative agent or (2) the Term CORRA rate plus 1.00%, (e) base rate determined by the highest of (1) the prime rate of the administrative agent, (2) the greater of the overnight rate and the federal funds rate, plus 0.50% or (3) the Term SOFR rate plus 1.00%, or (f) a SONIA rate plus an applicable margin set initially at 1.625% for borrowings based on the Term CORRA rate, Term SOFR rate and EURIBOR rate, 1.6576% for borrowings based on the SONIA rate and 0.625% for borrowings based on the Canadian base rate or base rate, in each case, subject to a reduction upon the Company achieving improvement on the consolidated leverage ratio. Loans denominated in U.S. dollars that are outstanding under the 2024 Tranche Revolving Commitments are subject to a credit spread adjustment of 0.0% (as compared to the interest rate for the 2021 Tranche Revolving Facility, which were subject to a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)). In addition to paying interest on outstanding principal under the 2024 Tranche Revolving Commitments, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder, initially set at 0.30%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The new Euro Term A-3 Loans bear interest at a rate equal to a EURIBOR rate plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The new United States Term A Loans and new United States Term A-1 Loans bear interest at a rate determined by reference to either (a) a Term SOFR rate or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the greater of the overnight rate and the federal funds rate, plus 0.50% or (3) the Term SOFR rate plus 1.00%, plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio. The United States Term A Loans and United States Term A-1 Loans are subject to a credit spread adjustment of 0.0%.
The new GBP Term A Loans bear interest at a rate equal to a SONIA rate plus an applicable margin set initially at 1.6576%, subject to a reduction upon the Company achieving improvement in the consolidated leverage.
The Company capitalized $7.6 million of transaction costs directly attributable to the refinancing in Amendment No. 15, of which $5.8 million is included in "Other Assets" and $1.8 million is included in "Long-Term Borrowings" on the Consolidated Balance Sheet as of September 27, 2024. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended September 27, 2024. Additionally, the Company recorded $1.3 million of charges to "Interest Expense, net" on the Consolidated Statements of Income for the fiscal year ended September 27, 2024, consisting of a $1.1 million non-cash loss for the write-off of unamortized deferred financing costs on the revolving credit facility and foreign denominated term loans due 2026 and the payment of $0.2 million of transactions costs related to the refinancing.
On March 27, 2024, the Company amended its existing Credit Agreement (“Amendment No. 14”), to provide for, among other things, the repricing of all the United States dollar denominated Term B-5 Loans previously outstanding under the Credit Agreement (“United States Term B-5 Loans due 2028”) and the repricing of all the United States dollar denominated Term B-6 Loans previously outstanding under the Credit Agreement (“United States. Term B-6 Loans due 2030”).
As a result of the Amendment No. 14, (i) United States Term B-5 Loans due 2028 previously outstanding under the Credit Agreement were replaced with new United States dollar denominated Term B-7 Loans in an amount equal to $730.5 million due in April 2028 and (ii) United States Term B-6 Loans due 2030 previously outstanding under the Credit Agreement were replaced with the new United States dollar denominated Term B-8 Loans in an amount equal to $1,094.5 million due in June 2030, each with an interest rate equal to the sum of (a) the Term SOFR Rate (as defined in the Credit Agreement) plus (b) an applicable margin of 2.00% plus (c) a credit spread adjustment of 0.0% (as compared to the interest rate for the United States Term B-5 Loans due 2028 and the United States Term B-6 Loans due 2030 equal to the sum of (a) the Term SOFR Rate plus (b) an applicable margin of 2.50% plus (c) a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)).
The Company capitalized $0.9 million of transaction costs directly attributable to the repricings in Amendment No. 14, which are included in “Long-Term Borrowings” on the Consolidated Balance Sheet as of September 27, 2024. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended September 27, 2024. Additionally, the Company recorded $1.6 million of charges to "Interest Expense, net" on the Consolidated Statements of Income for fiscal year ended September 27, 2024, consisting of a $1.2 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the United States Term B-5 Loans due 2028 and United States Term B-6 Loans due 2030 and the payment of $0.4 million of transaction costs related to the repricings.
Fiscal 2023 Transactions
On June 29, 2023, ASI entered into Amendment No. 13 to the Credit Agreement, which provides for a transition of the underlying interest rate applicable to all term loans outstanding and revolving credit commitments and loans available and/or outstanding, in each case, under the Credit Agreement, from the London Interbank Offer Rate ("LIBOR") to a forward-looking term rate based on SOFR. All borrowings based on SOFR under the Credit Agreement are subject to a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with interest periods of six months but the associated interest rate margins applicable to all such borrowings remain unchanged. Amendment No. 13 was entered into in preparation for the general cessation of LIBOR-based borrowings in the leverage lending industry as of June 30, 2023.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The new United States Term B-6 Loans due 2030 bear an interest rate equal to either (a) a forward-looking term rate based on SOFR for the applicable interest period, plus a credit spread adjustment of (i) 0.11448% for borrowings with interest periods of one month, (ii) 0.26161% for borrowings with interest periods of three months and (iii) 0.42826% for borrowings with Adjusted Term SOFR or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) the Adjusted Term SOFR plus 1.00% plus an applicable margin set initially at 2.50% for borrowings based on Adjusted Term SOFR and 1.50% for borrowings based on the base rate. The United States Term B-6 Loans due 2030 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the Company’s other United States Term B Loans outstanding under the Credit Agreement.
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
In conjunction with Amendment No. 12 to the Credit Agreement and the borrowing repayments, the Company recorded a $2.5 million non-cash loss for the write-off of unamortized deferred debt issuance costs to "Interest Expense, net" on the Consolidated Statements of Income during the fiscal year ended September 29, 2023.
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
Prepayments and Amortization
The Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:
•50% of ASI's annual excess cash flow (as defined in the Credit Agreement) with step-downs to 25% and 0% upon ASI reaching certain Consolidated Secured Debt Ratio thresholds; provided, further, that such prepayment shall only be required to the extent excess cash flow for the applicable year exceeds $10.0 million;
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
The foregoing mandatory prepayments will be applied to the term loan facilities on a pro rata basis and will reduce the obligations to make scheduled amortization payments on a dollar for dollar basis as directed by the Company. The Company may voluntarily repay outstanding loans under the Credit Agreement any time without premium or penalty, other than customary "breakage" costs with respect to SOFR loans. Prepaid term loans may not be reborrowed.
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
The Canadian Term A-4 Loans due 2029 require the payment of installments in quarterly principal amounts of C$2.7 million from June 30, 2025 through June 30, 2029 and C$160.9 million at maturity.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Euro Term A-3 Loans due 2029 require the payment of installments in quarterly principal amounts of €1.2 million from September 30, 2024 through June 30, 2029 and €70.5 million at maturity.
The GBP Term A Loans due 2029 require the payment of installments in quarterly principal amounts of £0.8 million from September 30, 2024 through June 30, 2029 and £46.5 million at maturity.
The United States Term A Loans due 2029 require the payment of installments in quarterly principal amounts of $0.9 million from September 30, 2024 through June 30, 2029 and $53.0 million at maturity.
The United States Term A-1 Loans due 2029 require the payment of installments in quarterly principal amounts of $1.1 million from September 30, 2024 through June 30, 2029 and $67.5 million at maturity.
The United States Term B-7 Loans due 2028 do not require any quarterly repayments of the principal amount and require the payment of $730.5 million at maturity. The United States Term B-8 Loans due 2030 require repayment of principal in quarterly installments of $2.8 million from September 30, 2024 through March 31, 2030 and $1,025.8 million at maturity.
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
Certain Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At September 27, 2024, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheets that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s United States Term B-4 Loans due 2027, United States Term B-7 Loans due 2028 and United States Term B-8 Loans due 2030 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at September 27, 2024 was 1.99x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions and for certain non-cash or nonrecurring interest expense. The minimum Interest Coverage Ratio is at least 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 3.73x for the fiscal year ended September 27, 2024.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
6.375% Senior Notes due 2025 (fully redeemed)
On April 27, 2020, ASI issued $1,500.0 million aggregate principal amount of 6.375% 2025 Notes. The Company capitalized upon issuance third-party costs of $22.3 million directly attributable to the 6.375% 2025 Notes. The 6.375% 2025 Notes were issued pursuant to an indenture, dated as of April 27, 2020, entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and the U.S. Bank National Association, as trustee. The 6.375% 2025 Notes were issued at par. Interest on the 6.375% 2025 Notes was payable on May 1 and November 1 of each year.
On October 2, 2023, the Company fully redeemed the $1,500.0 million 6.375% 2025 Notes in conjunction with the separation and distribution of the Uniform segment (see Note 2). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Consolidated Statements of Income for the fiscal year ended September 27, 2024, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Consolidated Statements of Cash Flows for the fiscal year ended September 27, 2024.
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
As of September 27, 2024, and September 29, 2023, there were no outstanding borrowings under the Receivables Facility.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities and Interest Expense, net
At September 27, 2024, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $22.7 million reduction to long-term borrowings from debt issuance costs, $8.8 million reduction from the discount on the United States Term B-8 Loans due 2030 and $0.4 million reduction from the discount on the United States Term B-4 Loans due 2027) are as follows (in thousands):

2025	$967,514
2026	45,260
2027	882,573
2028	1,920,207
2029	443,341
Thereafter	1,066,069
The components of interest expense, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Interest expense	$389,192	$467,286	$384,857
Interest income	(22,476)	(29,810)	(16,679)
Total	$366,716	$437,476	$368,178
NOTE 7. DERIVATIVE INSTRUMENTS:
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
Cash Flow Hedges
The Company has approximately $2.3 billion notional amount of outstanding interest rate swap agreements as of September 27, 2024, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028. During fiscal 2024, the Company entered into $100.0 million notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
During fiscal 2023, the Company entered into bilateral agreements with its swap counterparties to transition all of its interest rate swap agreements to use SOFR as the reference rate due to the discontinuance of LIBOR. There were no changes to interest rate swap parties, notional amounts or settlement dates as a result of these amendments. All of the Company's interest rate swap agreements are indexed to SOFR.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of September 27, 2024 and September 29, 2023, $36.5 million and $109.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss."

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the effect of the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Interest rate swap agreements(1)	$(22,016)	$51,541	$193,616

(1)	Change in the amounts driven by changes in forward interest rates.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 17 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments on the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 27, 2024	September 29, 2023
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$8,134	$—
Interest rate swap agreements	Other Assets	41,158	147,458
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings on the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	September 27, 2024	September 29, 2023	September 30, 2022
Interest rate swap agreements(1)	Interest Expense, net	$(76,150)	$(59,117)	$27,970

(1)	Change in the amounts driven by changes in forward interest rates.
As of September 27, 2024, the Company has a Euro denominated term loan in the amount of €93.8 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At September 27, 2024, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $21.9 million.
NOTE 8. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one to 25 years. Finance leases primarily relate to vehicles and certain real estate. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less ("short-term leases"). Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 8 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $35.8 million at September 27, 2024 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 27, 2024.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the location of the operating and finance leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

Leases	Balance Sheet Location	September 27, 2024	September 29, 2023
Assets:
Operating(1)(2)	Operating Lease Right-of-use Assets	$638,659	$572,268
Finance	Property and Equipment, net	38,224	30,621
Total lease assets		$676,883	$602,889
Liabilities:
Current
Operating	Current operating lease liabilities	$54,163	$51,271
Finance	Current maturities of long-term borrowings	5,899	3,753
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	241,012	245,871
Finance	Long-term borrowings	34,541	28,180
Total lease liabilities		$335,615	$329,075

Weighted average remaining lease term (in years)
Operating leases		6.9	7.7
Finance leases		14.7	14.5
Weighted average discount rate
Operating leases		4.6%	4.2%
Finance leases		6.0%	4.7%

(1)	Includes $384.1 million and $320.1 million of long-term prepaid rent as of September 27, 2024 and September 29, 2023, respectively.
(2)	During fiscal 2023, the Company recorded impairment charges to its Operating Lease Right-of-use Assets (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of lease related costs on the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	September 27, 2024	September 29, 2023	September 30, 2022
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization)	$117,584	$110,393	$97,231
Variable lease costs(2)	Cost of services provided (exclusive of depreciation and amortization)	1,052,310	922,334	765,323
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization)	80,816	79,788	65,355
Finance lease cost(3):
Amortization of right-of-use-assets	Depreciation and amortization	5,939	4,385	3,567
Interest on lease liabilities	Interest Expense, net	2,023	1,492	1,294
Net lease cost		$1,258,672	$1,118,392	$932,770

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $1,027.9 million, $903.4 million and $745.6 million of costs related to leases associated with revenue contracts with customers for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales.

(3)	Excludes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases for the periods reported is as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$192,391	$170,457	$110,747
Operating cash flows from finance leases	2,023	1,492	1,294
Financing cash flows from finance leases	6,042	4,207	3,428
Lease assets obtained in exchange for lease obligations:
Operating leases	$59,780	$52,215	$62,219
Finance leases	13,272	4,907	2,206

(1)
For fiscal 2024, excludes cash paid for variable and short-term lease costs of $1,039.0 million and $80.8 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2023, excludes cash paid for variable and short-term lease costs of $909.1 million and $79.8 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2022, excludes cash paid for variable and short-term lease costs of $725.1 million and $65.4 million, respectively, that are not included within the measurement of lease liabilities.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under non-cancelable leases as of September 27, 2024 are as follows (in thousands):

	Operating leases	Finance leases	Total
2025	$66,067	$8,104	$74,171
2026	58,533	7,148	65,681
2027	48,487	6,044	54,531
2028	40,367	3,264	43,631
2029	32,256	2,672	34,928
Thereafter	96,428	34,819	131,247
Total future minimum lease payments	$342,138	$62,051	$404,189
Less: Interest	(46,963)	(21,611)	(68,574)
Present value of lease liabilities	$295,175	$40,440	$335,615

NOTE 9. REVENUE RECOGNITION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
FSS United States:
Business & Industry	$1,627.2	$1,407.2	$1,081.2
Education	3,650.4	3,437.0	3,161.5
Healthcare(1)	1,620.3	1,667.7	1,581.4
Sports, Leisure & Corrections	3,981.2	3,537.1	2,722.0
Facilities & Other(1)	1,697.6	1,672.4	1,484.7
Total FSS United States	12,576.7	11,721.4	10,030.8

FSS International:
Europe	2,663.7	2,303.6	1,853.3
Rest of World	2,160.3	2,058.2	1,803.1
Total FSS International	4,824.0	4,361.8	3,656.4

Total Revenue	$17,400.7	$16,083.2	$13,687.2

(1)
 In fiscal 2024, management began reporting results for healthcare facility services within "Healthcare," whereas the results were previously reported within "Facilities & Other." As such, the "Healthcare" and "Facilities & Other" results for the fiscal years ended September 29, 2023 and September 30, 2022 were recast to reflect this change.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food and facilities services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit, approximately 5.4 years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. Employee sales commissions are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized on a straight-line basis over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. As of September 27, 2024 and September 29, 2023, the Company had $835.6 million and $775.1 million of leasehold improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. Long-term prepaid rent is recorded within "Operating Lease Right-of use Assets" on the Consolidated Balance Sheets (see Note 8).
The following table summarizes the location of the expense recorded on the Consolidated Statements of Income related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	September 27, 2024	September 29, 2023	September 30, 2022
Employee sales commissions	Cost of services provided (exclusive of depreciation and amortization)	$9.9	$8.5	$7.0
Leasehold improvements	Depreciation and amortization	131.0	129.8	123.9
Cost to fulfill - Client	Depreciation and amortization	16.7	17.7	19.5
Long-term prepaid rent	Cost of services provided (exclusive of depreciation and amortization)	52.2	47.5	34.8
Deferred income is recognized in "Accrued expenses and other current liabilities" and "Other Noncurrent Liabilities" on the Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer, which are primarily prepaid meal plans. The Company classifies deferred income as current if the deferred income is expected to be recognized in the next 12 months or as noncurrent if the deferred income is expected to be recognized in excess of the next 12 months. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the fiscal year ended September 27, 2024, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended September 27, 2024, the Company recognized $302.0 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	September 27, 2024	September 29, 2023
Deferred income	$352.5	$329.9
NOTE 10. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2024, fiscal 2023 and fiscal 2022 was $24.7 million, $23.1 million and $21.8 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2024, fiscal 2023 and fiscal 2022 was $16.9 million, $13.4 million and $13.1 million, respectively.
The following table sets forth the fair value of plan assets and projected benefit obligation for the Company's single-employer defined benefit pension plans (in thousands):

	September 27, 2024	September 29, 2023
Fair Value of Plan Assets	$140,992	$125,757
Benefit Obligation	116,611	92,768
Funded Status	$24,381	$32,989

The fair value of plan assets for the Company's defined benefit pension plans as of September 27, 2024 and September 29, 2023 is as follows (see Note 17 for a description of the fair value levels) (in thousands):

	September 27, 2024	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$24,996	$24,996	$—	$—
Investment funds:
Equity funds	14,423	—	14,423	—
Fixed income funds	18,642	—	18,642	—
Insurance contracts	82,931	—	—	82,931
Total	$140,992	$24,996	$33,065	$82,931

	September 29, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$13,674	$13,674	$—	$—
Investment funds:
Equity funds	12,534	—	12,534	—
Fixed income funds	98,620	—	98,620	—
Real estate	929	—	—	929
Total	$125,757	$13,674	$111,154	$929

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and cash equivalents include direct cash holdings, which are valued based on cost, and short-term deposits and investments in money market funds, for which fair value measurements are all based on quoted prices for similar assets or liabilities in markets that are active. The fair value of the investment funds is based on the value of the underlying assets, as reported to the Plan by the trustees. They are comprised of a portfolio of underlying securities that can be valued based on trading information on active markets. The fair value is calculated by applying the Plan's percentage ownership in the fund to the total market value of the account's underlying securities and is therefore categorized as Level 2, as the Plan does not directly own shares in these underlying investments. Insurance contracts and real estate investments are valued based on unobservable inputs and are therefore categorized as Level 3.
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
The Company's participation in these plans for fiscal 2024 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2024 and 2023 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants and plans in the critical zone are generally less than 65% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2024, fiscal 2023 and fiscal 2022 contributions.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2024	2023		2024	2023	2022	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$1,382	$1,217	$1,035	No	5/31/2024 - 9/30/2027
UNITE HERE Retirement Fund	82-0994119/ 001	Critical and Declining	Critical and Declining	Implemented	6,362	6,217	5,348	No	12/31/2022 - 1/1/2026
Local 1102 Retirement Trust	13-1847329/ 001	Critical and Declining	Critical and Declining	Implemented	70	65	33	No	10/31/2024
Central States SE and SW Areas Pension Plan(1)	36-6044243/ 001	Critical	Critical	Implemented	298	226	196	No	8/31/2025 - 1/31/2028
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical and Declining	Critical and Declining	Implemented	344	333	353	No	1/31/2028
SEIU National Industry Pension Fund (2)	52-6148540/ 001	Critical	Critical	Implemented	160	230	794	No	4/14/2025 - 6/30/2025
Retail Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	248	53	54	No	1/31/2025 - 6/30/2027
Other funds					7,461	7,479	6,736
Total contributions					$16,325	$15,820	$14,549

(1)	Approximately 67% of the Company's participants in this fund are covered by a single CBA that expired on 7/7/2027.
(2)	Approximately 75% of the Company's participants in this fund are covered by a single CBA that expires on 4/14/2025.
(3)	Approximately 80% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2027.
The Company provided more than 5 percent of the total contributions for the following plan and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2023, 12/31/2022, and 12/31/2021
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in fiscal 2024.
NOTE 11. INCOME TAXES:
The Company accounts for income taxes using the asset and liability method. Under this method, the Provision for Income Taxes from Continuing Operations represents income taxes payable or refundable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases in assets and liabilities and are adjusted for changes in tax rates and enacted tax legislation. Valuation allowances are recorded to reduce deferred tax assets ("DTAs") when it is more likely than not that a tax benefit will not be realized.
The components of Income from Continuing Operations Before Income Taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States(1)	$234,926	$119,543	$(49,276)
Non-United States(2)	129,939	443,981	96,490
	$364,865	$563,524	$47,214

(1)	Fiscal 2024 includes gains from sale of equity investments (see Note 1).
(2)	Fiscal 2023 includes gains from sale of equity investments (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision for Income Taxes from Continuing Operations consists of the following (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Current:
Federal	$68,903	$(5,119)	$(23,014)
State and local	14,565	4,916	(851)
Non-United States	26,827	16,471	16,390
	110,295	16,268	(7,475)
Deferred:
Federal(1)	(15,761)	90,769	17,600
State and local	2,915	7,199	(1,567)
Non-United States	5,523	2,190	(125)
	(7,323)	100,158	15,908
	$102,972	$116,426	$8,433

(1)	Fiscal 2023 increase in deferred tax expense is a result of the utilization of tax credit carryforward assets.
Current taxes receivable of $3.8 million and $10.2 million at September 27, 2024 and September 29, 2023, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $19.3 million and $24.5 million at September 27, 2024 and September 29, 2023, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.
The Provision for Income Taxes from Continuing Operations varies from the amount determined by applying the United States Federal statutory rate to Income from Continuing Operations Before Income Taxes as a result of the following (all percentages are as a percentage of Income from Continuing Operations Before Income Taxes):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.8	1.7	5.2
Foreign taxes	3.3	1.7	18.4
Reduction of foreign valuation allowances	(0.7)	(0.6)	(11.5)
Permanent book/tax differences	2.6	(0.8)	13.2
Uncertain tax positions	0.4	0.8	5.4
Foreign tax credit valuation allowance	0.3	(0.8)	(1.5)
Sale of investments(1)	—	(0.5)	—
Pennsylvania Rate Change Impact	—	—	(8.1)
Tax credits & other	(2.5)	(1.8)	(24.2)
Effective income tax rate	28.2%	20.7%	17.9%

(1)	Includes mainly capital tax gains related to the sale of the Company's equity investment in AIM Services Co., Ltd. offset by capital tax losses in certain investments in foreign entities.
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
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company recorded a benefit to the "Provision for Income Taxes from Continuing Operations" within the Consolidated Statements of Income of $3.8 million, $3.8 million and $8.5 million, respectively, for the reversal of a valuation allowance at a subsidiary in the FSS International

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment. The valuation allowance reversal was driven by the Company's ability to utilize DTAs based on future taxable income expected due to business acquisitions. The Company continues to monitor operating performance and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized, except where a valuation allowance has been established.
During fiscal 2023, the Company recorded a net expense to the "Provision for Income Taxes from Continuing Operations" on the Consolidated Statements of Income of $76.7 million, of which $98.4 million reflects the capital gain on the sale of its AIM Services Co., Ltd. equity investment, offset by $21.7 million of capital losses resulting from the restructuring of certain foreign subsidiaries.
On July 8, 2022, Pennsylvania enacted a corporate net income tax rate reduction over a nine year period. The income tax rate for the 2022 and 2023 tax years are 9.99% and 8.99%, respectively. Starting with the 2024 tax year, the income tax rate is reduced by 0.50% annually until it reaches 4.99% for the 2031 tax year. The Company calculated the impact of the income tax rate reduction on the DTA and DTL balances at September 30, 2022 and recorded a net benefit of $3.8 million to the "Provision for Income Taxes from Continuing Operations" within the Consolidated Statements of Income during fiscal 2022.
As of September 27, 2024 and September 29, 2023, the components of Deferred Income Taxes are as follows (in thousands):

	September 27, 2024	September 29, 2023
Deferred tax liabilities:
Derivatives	$12,816	$38,339
Property and equipment	2,023	—
Investments	—	13,864
Other intangible assets, including goodwill	580,138	556,708
Inventory	—	743
Operating Lease Right-of-use Assets	46,729	46,989
Computer software costs and other	23,283	23,172
Gross deferred tax liability	664,989	679,815
Deferred tax assets:
Investments	8,721	—
Inventory	6,261	—
Insurance	14,670	13,110
Property and Equipment	—	1,755
Employee compensation and benefits	93,102	103,839
Accruals and allowances	17,716	9,647
Operating lease liabilities	56,532	57,898
NOL/credit carryforwards and other	193,152	187,467
Gross deferred tax asset, before valuation allowances	390,154	373,716
Valuation allowances	(80,552)	(78,194)
Net deferred tax liability	$355,387	$384,293
Rollforward of the valuation allowance is as follows:

	September 27, 2024	September 29, 2023
Balance, beginning of year	$(78,194)	$(83,827)
Additions(1)	(5,810)	—
Subtractions(2)	3,452	5,633
Balance, end of year	$(80,552)	$(78,194)

(1)	The Additions are mainly driven by a valuation allowance recorded related to pension assets in the FSS International segment.
(2)	The Subtractions are mainly driven by the reversal of a valuation allowance based on future taxable income expected due to acquisitions of businesses in the FSS International segment.
DTLs of $375.4 million and $410.9 million as of September 27, 2024 and September 29, 2023, respectively, are included in "Deferred Income Taxes" on the Consolidated Balance Sheets. DTAs of $20.0 million and $26.6 million as of September 27, 2024 and September 29, 2023, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 27, 2024, certain subsidiaries have recorded DTAs of $72.1 million associated with accumulated federal, state and foreign NOL carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has a valuation allowance of $48.2 million on the DTAs related to these state and foreign NOL carryforwards as of September 27, 2024. State NOL carryforwards generally will begin to expire in 2025 and foreign NOL carryforwards generally have no expiration date.
As of September 27, 2024, the Company has $61.7 million of FTC carryforwards, which begin to expire in 2027, along with $3.4 million of general business credits, which begin to expire in 2045, and $34.1 million of interest restriction carryforwards, which do not expire. The Company has a valuation allowance of $32.3 million on the DTAs related to FTC carryforwards as of September 27, 2024.
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $446.7 million and $364.4 million as of September 27, 2024 and September 29, 2023, respectively. The foreign withholding tax cost associated with remitting these earnings is $26.8 million and $22.7 million as of September 27, 2024 and September 29, 2023, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Company has $70.2 million of total gross unrecognized tax benefits as of September 27, 2024, of which $41.9 million, if recognized, would impact the effective tax rate and $28.3 million would result in an adjustment to the DTL or payable.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	September 27, 2024	September 29, 2023
Balance, beginning of year	$69,128	$80,220
Additions based on tax positions taken in the current year	754	4,433
Additions for tax positions taken in prior years	3,370	—
Reductions for remeasurements, settlements and payments(1)	(1,493)	(13,636)
Reductions due to statute expiration	(1,571)	(1,889)
Balance, end of year	$70,188	$69,128

(1)	Fiscal 2023 includes a remeasurement of foreign tax credit assets that are available to reduce a position taken in prior years.
The Company has $14.1 million and $11.4 million accrued for interest and penalties as of September 27, 2024 and September 29, 2023, respectively, on the Consolidated Balance Sheets and recorded $2.8 million, $1.7 million and $3.1 million in interest and penalties during fiscal 2024, fiscal 2023 and fiscal 2022, respectively in the Consolidated Statements of Income. Interest and penalties related to unrecognized tax benefits are recorded in "Provision for Income Taxes from Continuing Operations" on the Consolidated Statements of Income. The Company has $9.6 million of FTCs that will reduce the gross unrecognized tax benefit.
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
In response to the development of the global economy toward digitalization, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. Guided by the OECD framework, more than 140 countries have agreed to enact Pillar Two legislation. The Company currently operates in several countries which will be subject to Pillar Two. Based on an analysis of the Pillar Two transitional safe harbours and the current financials, the Company does not expect Pillar Two to have a material effect. The Company will continue to monitor legislative developments and evaluate financial results for changes in the expected impact.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCKHOLDERS' EQUITY:
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500 million of Aramark's outstanding common stock. The share repurchase program does not have a fixed expiration date.
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	September 27, 2024	September 29, 2023	September 30, 2022
Dividend payments	$99.9	$114.6	$113.1
On November 8, 2024, an $0.105 dividend per share of common stock was declared, payable on December 12, 2024, to shareholders of record on the close of business on December 2, 2024.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At September 27, 2024 and September 29, 2023, zero shares of preferred stock were issued or outstanding.
NOTE 13. SHARE-BASED COMPENSATION:
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
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), Retention Time-Based Options ("TBO-Rs"), Time-Based Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), Deferred Stock Units and Employee Stock Purchase Plan ("ESPP") recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income (in millions).

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
TBOs	$9.7	$14.3	$15.2
TBO-Rs	3.7	5.2	4.7
RSUs	32.5	43.5	48.8
PSUs	14.9	9.7	5.2
Deferred Stock Units	1.8	1.7	2.0
ESPP(1)	—	1.9	6.4
	$62.6	$76.3	$82.3

Taxes related to share-based compensation	$10.2	$13.0	$14.2
Cash Received from Option Exercises/ESPP Purchases	36.6	45.6	43.0
Tax Benefit on Share Deliveries (2)	0.8	2.1	0.6

(1)	Share-based compensation expense related to the ESPP decreased during fiscal 2023 compared to fiscal 2022 as the Company suspended its ESPP beginning in the second quarter of fiscal 2023.
(2)	The tax benefit on option exercises, restricted stock unit and ESPP unit deliveries is included in "Accrued Expenses" on the Consolidated Statements of Cash Flows.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No compensation expense was capitalized. The Company applies an estimated forfeiture assumption of 9.0% per annum based on actual forfeiture activity, which was in effect during each of the fiscal years presented.
The below table summarizes the unrecognized compensation expense as of September 27, 2024 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$16.7	2.80
TBO-Rs	2.5	0.89
RSUs	58.5	2.76
PSU	25.4	2.62
Total	$103.1
Stock Options
Time-Based Options
The Company's annual TBO grants for fiscal 2024, fiscal 2023 and fiscal 2022 were awarded in November 2023, November 2022 and November 2021, respectively. The fiscal 2024 and 2023 TBO grants vest solely based upon continued employment over a four year time period. The fiscal 2022 TBO grants vest solely based upon continued employment over a three year time period. All TBOs remain exercisable for 10 years from the date of grant.
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
The table below presents the weighted average assumptions and related valuations for TBOs.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Expected volatility	43%	42%	41%
Expected dividend yield	1.19% - 1.35%	1.39% - 1.64%	1.64% - 1.80%
Expected life (in years)	6.25	6.25	6.00
Risk-free interest rate	3.99% - 4.41%	3.65% - 4.28%	1.26% - 2.96%
Weighted-average grant-date fair value	$12.04	$11.76	$9.11

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TBO activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 29, 2023	6,600	$35.36
Granted	1,151	$28.17
Exercised	(1,808)	$23.63
Forfeited and expired	(234)	$28.91
Awards transferred to Vestis at spin-off (1)	(355)	$27.34
Adjustments to Aramark awards related to the spin-off of Vestis(2)	2,553
Outstanding at September 27, 2024	7,907	$26.14	$97,284	5.9
Exercisable at September 27, 2024	5,704	$25.34	$74,707	5.0
Expected to vest at September 27, 2024	1,971	$28.16	$20,250	8.4

(1)
In connection with the spin-off of Vestis, all outstanding (vested and unvested) Aramark TBOs which had been granted to Uniform segment employees were converted into Vestis awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original Aramark awards.

(2)	In connection with the spin-off of Vestis, all outstanding Aramark awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Total intrinsic value exercised (in millions)	$15.3	$12.0	$6.4
Total fair value that vested (in millions)	10.6	15.7	13.8
Retention Time-Based Options
In September 2020, the Board of Directors granted special stock option awards for fiscal 2021 to its key business leaders. The option awards have exercise prices that are in all cases materially above the trading price of the Company's common stock as of the date of grant. The options are awarded in six tranches, with exercise prices that start at $25.24 and increase in $7.21 increments to a $61.29 exercise price. All options remain exercisable for 10 years from the date of grant. These awards will vest ratably on the third, fourth and fifth anniversaries of the grant date. The fair value of the TBO-Rs granted was estimated using the Black-Scholes option pricing model, following the same assumptions and methodology used to value the TBOs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TBO-R activity is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000s)	Weighted-Average Remaining Term (Years)
Outstanding at September 29, 2023	5,222	$66.15
Exercised	(27)	$32.45
Adjustments to Aramark awards related to the spin-off of Vestis(1)	2,021
Outstanding at September 27, 2024	7,216	$47.75	$13,011	5.7
Exercisable at September 27, 2024	4,802	$47.78	$8,621	5.7
Expected to vest at September 27, 2024	2,318	$47.70	$4,216	5.7

(1)	In connection with the spin-off of Vestis, all outstanding Aramark awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Total intrinsic value exercised (in millions)	$0.1	$—	$—
Total fair value that vested (in millions)	6.9	6.9	0.3
Time-Based Restricted Stock Units
The Company's annual RSU grants for fiscal 2024, fiscal 2023 and fiscal 2022 were awarded in November 2023, November 2022, and November 2021 respectively. For RSU grants awarded during or subsequent to November 2022 and prior to September 2020, the RSU agreement provides that 25% of each grant will vest and be settled in shares on each of the first four anniversaries of the grant date, subject to the participant's continued employment with the Company through each such anniversary. For RSU grants awarded between September 2020 and October 2022, the RSU agreement provides that 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 29, 2023	2,708	$38.54
Granted	1,766	$28.78
Vested	(1,364)	$27.78
Forfeited	(328)	$27.74
Awards transferred to Vestis at spin-off (1)	(576)	$27.80
Adjustments to Aramark awards related to the spin-off of Vestis(2)	1,050
Outstanding at September 27, 2024	3,256	$28.32

(1)
In connection with the spin-off of Vestis, all unvested Aramark RSUs which had been granted to Uniform segment employees were converted into Vestis awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original Aramark awards.

(2)	In connection with the spin-off of Vestis, all unvested Aramark awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Total fair value that vested (in millions)	$37.9	$57.1	$41.6
Performance Stock Units
Under the 2013 Stock Plan and 2023 Stock Plan, the Company is authorized to grant PSUs to its employees. A participant is eligible to become vested in a number of PSUs equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of the Company's achievement of the performance condition. During fiscal 2024 and fiscal 2023, the

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted earnings per share, actual return on invested capital and total shareholder return for the cumulative performance period of three years and the participant's continued employment with the Company over four years. The Company is accounting for the fiscal 2024 and fiscal 2023 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. During fiscal 2022, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted operating income growth and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company over three years. The Company also granted PSUs during fiscal 2022 subject to the level of achievement of actual return on invested capital for the cumulative performance period of three years and the participant's continued employment with the Company over three years. The Company is accounting for the fiscal 2022 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock. No share-based compensation expense was recorded during fiscal 2022 related to PSUs granted during fiscal 2020 as the performance targets for the awards were not met.
On October 13, 2023, the Company's Compensation and Human Resources Committee of the Board of Directors (the "Committee"), pursuant to the terms of the Third Amended and Restated 2013 Stock Incentive Plan and to reflect the separation and distribution of the Company’s Uniform segment that occurred on September 30, 2023, approved amendments to the performance goals and performance periods for the Company’s outstanding PSUs. For the PSUs granted in fiscal 2022, which were subject to performance targets for the three-year period ending September 27, 2024, two-thirds of these PSUs became subject to new adjusted performance targets and an adjusted performance period for the two-year period ending September 29, 2023 and the remaining one-third of these PSUs became subject to new adjusted performance targets for the one-year period ending September 27, 2024. The PSUs granted in fiscal 2023, which were subject to performance targets for the three-year period ending October 3, 2025, were amended to be subject to adjusted performance targets primarily to reflect the Company on a post-spin off basis. The Committee also approved adjustments increasing the maximum aggregate number of shares authorized for awards under the 2023 Stock Plan by an additional 3.5 million shares.

Performance Stock Units	Units (000s)	Weighted Average Grant-Date Fair Value
Outstanding at September 29, 2023	898	$44.32
Granted	727	$32.16
Forfeited	(54)	$30.42
Awards transferred to Vestis at spin-off (1)	(120)	$29.18
Adjustments to Aramark awards related to the spin-off of Vestis(2)	347
Outstanding at September 27, 2024	1,798	$30.56

(1)
In connection with the spin-off of Vestis, all unvested Aramark PSUs which had been granted to Uniform segment employees were converted into Vestis awards. These awards preserved the same intrinsic value, as well as general terms and conditions, of the original Aramark awards.

(2)	In connection with the spin-off of Vestis, all unvested Aramark awards were adjusted to preserve the aggregate value of the awards as measured immediately prior to the spin-off.
Deferred Stock Units
Deferred Stock Units are issued only to non-employee members of the Board of Directors and represent the right to receive shares of the Company's common stock in the future. Each Deferred Stock Unit will be converted to one share of the Company's common stock either on the first day of the seventh month after which such director ceases to serve as a member of the Board of Directors or at the director's election upon vesting. The grant-date fair value of Deferred Stock Units is based on the fair value of the Company's common stock. The Deferred Stock Units vest on the day prior to the next annual meeting of stockholders (which is generally one year after grant). The Company granted 64,421 Deferred Stock Units during fiscal 2024. In addition, directors may elect to defer their cash retainer into Deferred Stock Units which are fully vested upon issuance.
Employee Stock Purchase Plan
On February 2, 2021, the Company’s stockholders approved the Aramark 2021 ESPP. The ESPP allows eligible employees to contribute up to 10% of their eligible pay toward the quarterly purchase of the Company’s common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the lesser of the i) fair market value per share of the Company’s common stock as determined on the purchase date or ii) fair market value per share of the Company’s common stock as determined on the first trading day of the quarterly offering period. Purchases under the ESPP are made in March, June, September, and December. The aggregate number of shares of common stock that may be issued under the ESPP may not exceed 12.5 million shares. There were 0.4 million and 1.3 million shares purchased under the ESPP during the fiscal years

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended September 29, 2023 and September 30, 2022, respectively. The Company suspended its ESPP beginning in the second quarter of fiscal 2023.
NOTE 14. EARNINGS PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Earnings:
Net income from Continuing Operations attributable to Aramark stockholders	$262,522	$447,676	$39,088
Income from Discontinued Operations, net of tax	—	226,432	155,396
Net income attributable to Aramark stockholders	$262,522	$674,108	$194,484
Shares:
Basic weighted-average shares outstanding	263,045	260,592	257,314
Effect of dilutive securities	3,155	2,002	1,760
Diluted weighted-average shares outstanding	266,200	262,594	259,074

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.00	$1.72	$0.15
Income from Discontinued Operations	—	0.87	0.61
Basic earnings per share attributable to Aramark stockholders	$1.00	$2.59	$0.76
Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$0.99	$1.71	$0.15
Income from Discontinued Operations	—	0.86	0.60
Diluted earnings per share attributable to Aramark stockholders	$0.99	$2.57	$0.75
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Share-based awards(1)	8.9	8.3	8.7
PSUs(2)	1.2	0.8	0.4

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	PSUs were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 15. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $959.0 million at September 27, 2024, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At September 27, 2024, the Company also has letters of credit outstanding in the amount of $85.3 million.
From time to time, the Company and its subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws,

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
environmental laws, ESG-related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
The Company was involved in a dispute with a client regarding Aramark’s provision of services pursuant to a contract. During fiscal 2022, the Company resolved the matter by entering into a settlement agreement with the client whereby the Company's obligations totaled $13.6 million, resulting in a reversal of previously reserved amounts of $5.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income.
NOTE 16. BUSINESS SEGMENTS:
The Company reports its operating results in two reportable segments: FSS United States and FSS International. The Company defines its segments as those operations whose results the chief operating decision maker, identified as the Chief Executive Officer, regularly reviews to analyze performance and allocate resources. Approximately 84% of the global revenue is related to food services and 16% is related to facilities services. Financial information by segment is as follows (in millions):

	Fiscal Year Ended
Revenue	September 27, 2024	September 29, 2023	September 30, 2022
FSS United States	$12,576.7	$11,721.4	$10,030.8
FSS International	4,824.0	4,361.8	3,656.4
	$17,400.7	$16,083.2	$13,687.2

	Fiscal Year Ended
Operating Income	September 27, 2024	September 29, 2023	September 30, 2022
FSS United States	$659.9	$650.0	$435.1
FSS International	187.3	114.5	112.5
Total Segment Operating Income	847.2	764.5	547.6
Corporate(1)	(140.7)	(139.5)	(132.2)
Total Operating Income	$706.5	$625.0	$415.4
(1) Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense (see Note 13).

	Fiscal Year Ended
Reconciliation to Income from Continuing Operations Before Income Taxes	September 27, 2024	September 29, 2023	September 30, 2022
Total Operating Income	$706.5	$625.0	$415.4
Gain on Equity Investments, net	(25.1)	(376.0)	—
Interest Expense, net	366.7	437.5	368.2
Income from Continuing Operations Before Income Taxes	$364.9	$563.5	$47.2

	Fiscal Year Ended
Depreciation and Amortization	September 27, 2024	September 29, 2023	September 30, 2022
FSS United States	$360.9	$342.4	$330.9
FSS International	74.6	67.3	66.8
Corporate	—	0.2	0.3
	$435.5	$409.9	$398.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
Capital Expenditures and Other*	September 27, 2024	September 29, 2023	September 30, 2022
FSS United States	$359.4	$299.3	$283.3
FSS International	95.2	85.3	76.0
Corporate	—	0.4	—
	$454.6	$385.0	$359.3
* Includes amounts acquired in business combinations

Identifiable Assets	September 27, 2024	September 29, 2023
FSS United States	$9,903.2	$9,652.5
FSS International	2,586.4	2,250.8
Corporate(1)	184.8	1,843.1
Discontinued Operations	—	3,124.8
	$12,674.4	$16,871.2

(1)
In anticipation of the separation and distribution of Vestis, the Uniform legal entity executed a cash dividend to Aramark Corporate of approximately $1.5 billion, resulting in an elevated level of identifiable assets within Corporate in fiscal 2023.

The following geographic data include revenue generated by subsidiaries within that geographic area and net property and equipment based on physical location (in millions):

	Fiscal Year Ended
Revenue	September 27, 2024	September 29, 2023	September 30, 2022
United States	$12,441.7	$11,536.9	$9,884.3
Foreign	4,959.0	4,546.3	3,802.9
	$17,400.7	$16,083.2	$13,687.2

Property and Equipment, net	September 27, 2024	September 29, 2023
United States	$1,312.6	$1,209.0
Foreign	260.6	217.0
	$1,573.2	$1,426.0
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at September 27, 2024 and September 29, 2023 was $5,300.7 million and $6,606.7 million, respectively. The carrying value of the Company's debt at September 27, 2024 and September 29, 2023 was $5,271.5 million and $6,641.7 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022 (see Note 3), the Company recorded a contingent consideration obligation based on the fair value of the expected payments with a separate amount that will be accounted for as compensation expense to be recognized on the Consolidated Statements of Income over the earnout period. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Union Supply purchase agreement, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. The calculation of fair value is dependent on several subjective factors including future earnings and profitability. If assumptions or estimates vary from what was expected, the fair value of the contingent consideration liability may materially change. During fiscal 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $37.3 million, which is comprised of the adjusted contingent consideration liability recorded as part of the acquisition and reversal of a portion of compensation expense previously recognized in the Consolidated Statements of Income since the acquisition. The income is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income for the fiscal year ended September 29, 2023. During fiscal 2024, the Company adjusted the remaining contingent consideration liability resulting in income of $9.0 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income. The contingent consideration liability at September 27, 2024 and September 29, 2023 was zero and $8.4 million, respectively.
As part of the Next Level acquisition completed in fiscal 2021, the Company recorded a contingent consideration obligation based on the fair value of the expected payments. The Company performed a fair value assessment of the contingent consideration obligation based on the terms and conditions of the Next Level purchase agreement, as amended, using internal models. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty. During fiscal 2023, the Company adjusted the contingent consideration liability to the fair value of the future expected payment, resulting in income of $48.4 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income. During fiscal 2022, the Company paid $9.3 million related to the contingent consideration liability, which was for the calendar 2021 performance period. In addition, the Company adjusted the contingent consideration liability to the fair value of future expected payments during fiscal 2022, resulting in income of $20.7 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income. The earnout period has ended and the fair value of the contingent consideration liability at September 27, 2024 and September 29, 2023 was zero.

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2024, SEPTEMBER 29, 2023 AND SEPTEMBER 30, 2022

(in thousands)	Balance, Beginning of Period	Charge/(Reversal) to Income (1)	Write-offs and Other (2)	Balance, End of Period
Description
Fiscal Year 2024
Allowance for credit losses	$31,506	$20,102	$(17,349)	$34,259
Fiscal Year 2023
Allowance for credit losses	$27,288	$17,573	$(13,355)	$31,506
Fiscal Year 2022
Allowance for credit losses	$45,540	$(7,788)	$(10,464)	$27,288

(1)	Represents an increase (or decrease) in the reserve for estimated future credit losses charged to expense.
(2)	Amounts determined not to be collectible and charged against the reserve and translation. These amounts do not impact the Consolidated Statements of Income.

EXHIBIT INDEX
Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request to the Secretary, Aramark, 2400 Market Street, Philadelphia, PA 19103.

Exhibit No.	Description
2.1
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

10.15
Amendment No. 14 (the “Amendment”), dated as of March 27, 2024, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on March 27, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.16
Amendment No. 15 (the “Amendment”), dated as of August 2, 2024, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), ARAMARK Canada Ltd. (the “Canadian Borrower”), ARAMARK Investments Limited, ARAMARK Limited (together with ARAMARK Investments Limited, the “UK Borrowers”), ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company (together with ARAMARK Ireland Holdings Limited, the “Irish Borrowers”), ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG, the “German Borrower”), Aramark International Finance S.à r.l. (the “Luxembourg Borrower”), certain other wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated March 28, 2017 (as amended, restated, amended and restated, supplemented or otherwise modified), among the Company, Holdings, the Canadian Borrower, the UK Borrower, the Irish Borrowers, the German Borrower, the Luxembourg Borrower and certain other wholly-owned domestic subsidiaries of the Company, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on August 6, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.17*
Amendment No. 16 to the Credit Agreement, dated as of August 23, 2024, by and among Aramark Services, Inc., a Delaware corporation, Aramark Intermediate HoldCo Corporation, a Delaware corporation, each of the other Borrowers party thereto, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the Secured Parties.

10.18
Joinder Agreement, dated as of November 18, 2022, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.19
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

10.20
Amended and Restated Registration Rights and Coordination Committee Agreement, dated as of December 10, 2013, among Aramark and the other parties thereto (incorporated by reference to Exhibit 10.2 to Aramark’s Current Report on Form 8-K filed with the SEC on December 16, 2013, pursuant to the Exchange Act (file number 001-36223)).

10.21†
Form of Agreement Relating to Employment and Post-Employment Competition and Schedule 1 listing each Executive Officer who is a party to such Agreement (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.22†
Form of Amendment to Agreement Relating to Employment and Post-Employment Competition (incorporated by reference to Exhibit 10.8 to Aramark Services, Inc.’s Annual Report on Form 10-K filed with the SEC on December 15, 2008, pursuant to the Exchange Act (file number 001-04762)).

10.23†
Offer Letter dated February 4, 2019 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.21 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.24†
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

10.29†
Letter Agreement, dated as of December 11, 2023 by and between Aramark and Thomas Ondrof (incorporated by reference to Exhibit 10.3 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.30†
Amendment, dated May 29, 2024, to the Letter Agreement dated December 11, 2023, by and between Thomas Ondrof and Aramark (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on May 29, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.31†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lynn B. McKee (incorporated by reference to Exhibit 10.3 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.32†
Letter Agreement, dated as of December 2, 2022 by and between Aramark and Lynn McKee (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 5, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.33†
Offer Letter dated December 4, 2019 between Aramark and Marc Bruno (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.34†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Marc Bruno (incorporated by reference to Exhibit 10.30 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.35†
Offer Letter dated December 2, 2022 between Aramark and Abigail A. Charpentier (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.36†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated December 3, 2022 between Aramark and Abigail A. Charpentier (incorporated by reference to Exhibit 10.30 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.37†
Offer Letter, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.38†
Agreement relating to Employment and Post-Employment Competition, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.39†
Form of Indemnification Agreement and attached schedule (incorporated by reference to Exhibit 10.4 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.40†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.41†
Form of Indemnification Agreement (Executive Officers) (incorporated by reference to Exhibit 10.29 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.42†
Indemnification Agreement dated February 4, 2014 between Stephen Sadove and Aramark (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014, pursuant to the Exchange Act (file number 001-36223)).

10.43†
Aramark 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Aramark Services, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 24, 2002 (file number 333-89120)).

10.44†
Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.45 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013, (file number 333-191057)).

10.45†
Amendment 2019-1 to the Second Amended and Restated Aramark Savings Incentive Retirement Plan (incorporated by reference to Exhibit 10.6 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on February 4, 2020, pursuant to the Exchange Act (file number 001-36233)).

10.46†
Amended Survivor Income Protection Plan (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2007, pursuant to the Exchange Act (file number 001-04762)).

10.47†
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

10.49†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.39 to Aramark's Annual Report on Form 10-K filed with the SEC on November 23, 2021 pursuant to the Exchange Act (file number 001-36223)).

10.50†	Aramark 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.67 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.51†
Aramark's Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2017, pursuant to the Exchange Act (file number 001-36233)).

10.52†
Second Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 20, 2019 (file number 001-36223)).

10.53†
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

10.77†
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

10.79†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.80†	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
10.81†
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

10.87†
Form of CEO Stock Option Grant Agreement (incorporated by reference to Exhibit 10.93 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.88†
Form of Schedule I to Performance Stock Units (incorporated by reference to Exhibit 10.94 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.89†
Aramark 2023 Stock Incentive Plan (incorporated by reference to Appendix A to Aramark’s Definitive Proxy Statement filed with the SEC on December 23, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.90†
Form of Annual Deferred Stock Unit Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.91†
Form of Quarterly Deferred Retainer Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.92†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.93
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.94
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.95†
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.3 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.96†
Form of ELT Stock Option Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.97†
Form of ELT RSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.98†
Form of ELT PSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.99†
Form of CEO Stock Option Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.97 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.100†
Form of CEO RSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.98 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.101†
Form of CEO PSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.99 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.102†
Amended and Restated ELT PSUs 2022-2024 Schedule I (incorporated by reference to Exhibit 10.100 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.103†
Amended and Restated ELC PSUs 2022-2024 Schedule I (incorporated by reference to Exhibit 10.101 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.104†
Form of CEO Cliff Vesting Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on August 16, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.105†*	Amendment to the Aramark 2023 Stock Incentive Plan.
10.106†*	Amendment to the Third Amended and Restated 2013 Stock Incentive Plan.
10.107†*	Form of Schedule I to PSUs Approved in November 2024.
19*	Securities Trading Policy.
21.1*	List of subsidiaries of Aramark.
23.1*	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James J. Tarangelo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and James J. Tarangelo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97†
Aramark Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

101
The following financial information from Aramark's Annual Report on Form 10-K for the period ended September 27, 2024 formatted in inline XBRL: (i) Consolidated Balance Sheets as of September 27, 2024 and September 29, 2023; (ii) Consolidated Statements of Income for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022

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