Form 10-Q
period 2024-12-27
Aramark
filed 2025-02-04
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 24, 2025, the number of shares of the registrant's common stock outstanding is 265,104,846.

Special Note About Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current expectations as to future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our operations, our liquidity and capital resources, the conditions in our industry and our growth strategy. In some cases, forward-looking statements can be identified by words such as "outlook," "aim," "anticipate," "have confidence," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "see," "look to" and other words and terms of similar meaning or the negative versions of such words. These forward-looking statements are subject to risks and uncertainties that may change at any time and actual results or outcomes may differ materially from those that we expected.
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 19, 2024 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	December 27, 2024	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$484,149	$672,483
Receivables (less allowances: $35,959 and $34,259)	2,201,099	2,096,928
Inventories	366,690	387,601
Prepayments and other current assets	242,875	249,550
Total current assets	3,294,813	3,406,562
Property and Equipment, net	1,602,582	1,573,193
Goodwill	4,713,625	4,677,201
Other Intangible Assets	1,826,131	1,804,602
Operating Lease Right-of-use Assets	677,095	638,659
Other Assets	592,420	574,154
	$12,706,666	$12,674,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$942,833	$964,286
Current operating lease liabilities	53,886	54,163
Accounts payable	1,104,769	1,394,007
Accrued payroll and related expenses	361,245	518,912
Accrued expenses and other current liabilities	1,034,122	1,282,842
Total current liabilities	3,496,855	4,214,210
Long-Term Borrowings	4,976,953	4,307,171
Noncurrent Operating Lease Liabilities	247,244	241,012
Deferred Income Taxes	396,651	375,378
Other Noncurrent Liabilities	497,340	490,132
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	9,739	7,494
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 306,798,710 shares and 304,285,195 shares; and outstanding: 265,649,625 shares and 263,939,983 shares)	3,068	3,043
Capital surplus	3,959,269	3,931,932
Retained earnings	315,470	239,709
Accumulated other comprehensive loss	(161,377)	(132,457)
Treasury stock (held in treasury: 41,149,085 shares and 40,345,212 shares)	(1,034,546)	(1,003,253)
Total stockholders' equity	3,081,884	3,038,974
	$12,706,666	$12,674,371

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 27, 2024	December 29, 2023
Revenue	$4,552,086	$4,407,765
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,151,232	4,045,078
Depreciation and amortization	113,204	105,544
Selling and general corporate expenses	70,386	90,193
Total costs and expenses	4,334,822	4,240,815
Operating income	217,264	166,950
Interest Expense, net	75,804	114,562
Income Before Income Taxes	141,460	52,388
Provision for Income Taxes	35,757	23,871
Net income	105,703	28,517
Less: Net income (loss) attributable to noncontrolling interests	84	(19)
Net income attributable to Aramark stockholders	$105,619	$28,536

Earnings per share attributable to Aramark stockholders:
Basic	$0.40	$0.11
Diluted	$0.39	$0.11
Weighted Average Shares Outstanding:
Basic	264,882	262,053
Diluted	268,690	264,287

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	December 27, 2024	December 29, 2023
Net income	$105,703	$28,517
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(41,747)	15,349
Fair value of cash flow hedges	12,827	(37,532)
Other comprehensive loss, net of tax	(28,920)	(22,183)
Comprehensive income	76,783	6,334
Less: Net income (loss) attributable to noncontrolling interests	84	(19)
Comprehensive income attributable to Aramark stockholders	$76,699	$6,353

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net income	$105,703	$28,517
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	113,204	105,544
Increase in contingent consideration liability (see Note 11)	11,127	—
Deferred income taxes	9,456	1,175
Share-based compensation expense	14,848	13,654
Changes in operating assets and liabilities
Receivables	(159,800)	(209,339)
Inventories	13,938	33,303
Prepayments and Other Current Assets	(10,691)	(7,864)
Accounts Payable	(261,503)	(180,799)
Accrued Expenses	(383,370)	(460,413)
Payments made to clients on contracts	(61,032)	(45,075)
Other operating activities	20,968	64,220
Net cash used in operating activities	(587,152)	(657,077)
Cash flows from investing activities:
Purchases of property and equipment and other	(119,861)	(115,621)
Disposals of property and equipment	2,073	4,420
Acquisition of certain businesses, net of cash acquired	(111,366)	(83,316)
Other investing activities	(1,685)	(3,451)
Net cash used in investing activities	(230,839)	(197,968)
Cash flows from financing activities:
Proceeds from long-term borrowings	180,793	228,221
Payments of long-term borrowings	(10,781)	(1,538,997)
Net change in funding under the Receivables Facility	525,000	600,000
Payments of dividends	(27,860)	(24,915)
Proceeds from issuance of common stock	11,977	4,496
Other financing activities	(36,431)	(47,808)
Net cash provided by (used in) financing activities	642,698	(779,003)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(18,960)	5,334
Decrease in cash and cash equivalents and restricted cash	(194,253)	(1,628,714)
Cash and cash equivalents and restricted cash, beginning of period	732,613	1,972,367
Cash and cash equivalents and restricted cash, end of period	$538,360	$343,653

Supplemental disclosure of cash flow information	Three Months Ended
(in thousands)	December 27, 2024	December 29, 2023
Interest paid	$65,261	$111,464
Income taxes paid	10,665	45,440
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	December 27, 2024	December 29, 2023
Cash and cash equivalents	$484,149	$295,597
Restricted cash in Prepayments and other current assets	54,211	48,056
Total cash and cash equivalents and restricted cash	$538,360	$343,653
See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	105,619			105,619
Other comprehensive loss	(28,920)				(28,920)
Capital contributions from issuance of common stock	15,413	25	15,388
Share-based compensation expense of equity awards	14,388		14,388
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(31,293)					(31,293)
Dividends declared ($0.105 per share)	(29,858)			(29,858)
Balance, December 27, 2024	$3,081,884	$3,068	$3,959,269	$315,470	$(161,377)	$(1,034,546)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense of equity awards	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (See Note 1)	(855,105)			(886,514)	31,409
Dividends declared ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)

See notes to the condensed consolidated financial statements.

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 19, 2024. The Condensed Consolidated Balance Sheet as of September 27, 2024 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Standards Not Yet Adopted (from most to least recent date of issuance)
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning in fiscal 2028 and for interim periods beginning in fiscal 2029. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The new rules are applicable for the Company for annual periods beginning in fiscal 2026, pending resolution of the stay. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The guidance will require improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for the Company's annual disclosures for fiscal 2026 and early adoption is permitted. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance will require additional disclosures about significant segment expenses. The guidance is effective for the Company's annual disclosures for fiscal 2025 and for interim periods beginning in fiscal 2026; early adoption is permitted. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax).
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	December 27, 2024			December 29, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$105,703			$28,517
Foreign currency translation adjustments	(41,747)	—	(41,747)	15,349	—	15,349
Fair value of cash flow hedges	17,334	(4,507)	12,827	(50,719)	13,187	(37,532)
Other comprehensive loss	(24,413)	(4,507)	(28,920)	(35,370)	13,187	(22,183)
Comprehensive income			76,783			6,334
Less: Net income (loss) attributable to noncontrolling interests			84			(19)
Comprehensive income attributable to Aramark stockholders			$76,699			$6,353
For the three months ended December 29, 2023, the amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and a $26.3 million currency translation adjustment related to the separation and distribution of the Uniform segment (discussed below).
Accumulated other comprehensive loss consists of the following (in thousands):

	December 27, 2024	September 27, 2024
Pension plan adjustments	$(20,233)	$(20,233)
Foreign currency translation adjustments	(190,447)	(148,700)
Cash flow hedges	49,303	36,476
	$(161,377)	$(132,457)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement was a foreign currency transaction loss of $0.7 million and $3.9 million during the three month periods ended December 27, 2024 and December 29, 2023, respectively, to the Condensed Consolidated Statements of Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three month periods of both fiscal 2025 and 2024 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 27, 2024. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of December 27, 2024 and September 27, 2024, cash and cash equivalents at the Captive were $98.7 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount of these investments as of December 27, 2024 and September 27, 2024 was $42.8 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage. This restricted cash is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of costs to obtain or fulfill contracts (including employee sales commissions), long-term receivables, interest rate swaps, investments in 50% or less owned entities and computer software costs.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of December 27, 2024 and September 27, 2024 was $83.8 million and $84.0 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of December 27, 2024 and September 27, 2024 was $33.6 million and $35.4 million.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of December 27, 2024 and September 27, 2024, the Company had $1.7 million and $2.6 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $37.8 million at December 27, 2024 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at December 27, 2024.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three months ended December 27, 2024 and December 29, 2023, the value of the services provided to Vestis were immaterial to the Company's financial statements with no outstanding receivables balance as of December 27, 2024 and September 27, 2024.
During the three months ended December 29, 2023, the Company incurred $20.0 million of transaction fees related to the separation and distribution of its Uniform segment and $8.8 million of charitable contribution expense for the contribution of Vestis shares to a donor advised fund in order to fund charitable contributions, which were recorded within "Selling and general corporate expenses" on the Condensed Consolidated Statements of Income.
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
Changes in total goodwill during the three months ended December 27, 2024 are as follows (in thousands):

Segment	September 27, 2024	Acquisitions	Translation	December 27, 2024
FSS United States	$4,184,547	$6,392	$(173)	$4,190,766
FSS International	492,654	61,580	(31,375)	522,859
	$4,677,201	$67,972	$(31,548)	$4,713,625
Other intangible assets consist of the following (in thousands):

	December 27, 2024			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,212,430	$(537,861)	$674,569	$1,168,108	$(521,102)	$647,006
Trade names	1,198,059	(46,497)	1,151,562	1,197,486	(39,890)	1,157,596
	$2,410,489	$(584,358)	$1,826,131	$2,365,594	$(560,992)	$1,804,602
Amortization of intangible assets for the three months ended December 27, 2024 and December 29, 2023 was $28.5 million and $23.9 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	December 27, 2024	September 27, 2024
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$204,039	$30,138
Term A Loans due August 2029	474,173	499,624
United States Term B Loans due June 2030	1,070,885	1,073,060
United States Term B Loans due April 2028	725,836	725,504
United States Term B Loans due January 2027	836,948	836,680
Senior Unsecured Notes:
5.000% Senior Unsecured Notes due February 2028	1,144,789	1,144,404
5.000% Senior Unsecured Notes due April 2025	551,161	550,789
3.125% Senior Unsecured Notes (EUR) due April 2025	338,705	362,459
Other:
Receivables Facility due July 2026	525,000	—
Finance leases	39,109	40,440
Other	9,141	8,359
	5,919,786	5,271,457
Less—current portion	(942,833)	(964,286)
	$4,976,953	$4,307,171

As of December 27, 2024, there were $862.2 million of outstanding foreign currency borrowings.
As of December 27, 2024, there were $1,158.1 million of availability under the senior secured revolving credit facility and $75.0 million of availability under the Receivables Facility.
5.000% Senior Notes Due April 2025 Redemption Notice
On January 17, 2025, the Company issued a notice of conditional redemption for the 5.000% Senior Notes due April 2025 (the "5.000% 2025 Notes”). The Company notified holders of the election to redeem the entire $551.5 million aggregate principal amount of the 5.000% 2025 Notes on February 18, 2025, at a redemption price equal to 100.000% of the aggregate principal amount, plus accrued and unpaid interest to the date of redemption.
6.375% Senior Notes due 2025 Repayment
On October 2, 2023, the Company fully redeemed the $1,500.0 million 6.375% Senior Notes due May 1, 2025 (the “6.375% 2025 Notes”) in conjunction with the separation and distribution of the Uniform segment (see Note 1). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Condensed Consolidated Statements of Income for the three months ended December 29, 2023, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the three months ended December 29, 2023.
NOTE 4. DERIVATIVE INSTRUMENTS:
The Company enters into contractual derivative arrangements to manage changes in market conditions related to interest on debt obligations, including interest rate swap agreements, which are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter. The counterparties to the Company's contractual derivative agreements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. The Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively for designated hedges. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash Flow Hedges
The Company has approximately $2.3 billion notional amount of outstanding interest rate swap agreements as of December 27, 2024, which fix the rate on a like amount of variable rate borrowings with varying maturities through December of fiscal 2028.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of December 27, 2024 and September 27, 2024, $49.3 million and $36.5 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive loss (in thousands):

	Three Months Ended
	December 27, 2024	December 29, 2023
Interest rate swap agreements(1)	$33,001	$(31,953)

(1)	Change in the amounts driven by changes in forward interest rates.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 27, 2024	September 27, 2024
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$2,149	$8,134
Interest rate swap agreements	Other Assets	64,477	41,158
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	December 27, 2024	December 29, 2023
Interest rate swap agreements	Interest Expense, net	$(15,667)	$(18,766)
As of December 27, 2024, the Company has a Euro denominated term loan in the amount of €92.9 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At December 27, 2024, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $22.1 million.
NOTE 5. REVENUE RECOGNITION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
FSS United States:
Business & Industry	$432.2	$383.1
Education	1,141.1	1,112.3
Healthcare	404.6	399.1
Sports, Leisure & Corrections	950.3	903.6
Facilities & Other	372.8	414.7
Total FSS United States	3,301.0	3,212.8

FSS International:
Europe	675.1	637.8
Rest of World	576.0	557.2
Total FSS International	1,251.1	1,195.0

Total Revenue	$4,552.1	$4,407.8
Contract Balances
Deferred income is recognized in "Accrued expenses and other current liabilities" and "Other Noncurrent Liabilities" on the Condensed Consolidated Balance Sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligation of the contract to the customer, primarily prepaid meal plans. The consideration received remains a liability until the goods or services have been provided to the customer. The Company classifies deferred income as current if the deferred income is expected to be recognized in the next 12 months or as noncurrent if the deferred income is expected to be recognized in excess of the next 12 months. If the Company cannot render its performance obligation according to contract terms after receiving the consideration in advance, amounts may be contractually required to be refunded to the customer.
During the three months ended December 27, 2024, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the three months ended December 27, 2024, the Company recognized $224.3 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	December 27, 2024	September 27, 2024
Deferred income	$191.7	$352.5

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. INCOME TAXES:
During the three months ended December 29, 2023, the Company recorded a valuation allowance adjustment to the "Provision for Income Taxes" on the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
In 2021, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. Guided by the OECD framework, more than 140 countries have agreed to enact Pillar Two legislation. The Company currently operates in several countries which will be subject to Pillar Two. In certain countries that have enacted legislation incorporating the global minimum tax, the legislation became effective for the Company at the beginning of fiscal 2025. There was no material impact on the condensed consolidated financial statements. The Company is continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries and does not anticipate the impact will be material.
NOTE 7. STOCKHOLDERS' EQUITY:
On January 24, 2025, a $0.105 dividend per share of common stock was declared, payable on February 24, 2025, to stockholders of record on the close of business on February 10, 2025.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the three months ended December 27, 2024, the Company repurchased 24,743 shares of its common stock for $0.9 million.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At December 27, 2024 and September 27, 2024, zero shares of preferred stock were issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	December 27, 2024	December 29, 2023
Earnings:
Net income attributable to Aramark stockholders	$105,619	$28,536
Shares:
Basic weighted-average shares outstanding	264,882	262,053
Effect of dilutive securities	3,808	2,234
Diluted weighted-average shares outstanding	268,690	264,287

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.40	$0.11
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.39	$0.11

The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	December 27, 2024	December 29, 2023
Share-based awards(1)	6.5	13.1
Performance stock units(2)	1.6	1.3

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
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
On May 17, 2024, a purported shareholder of Vestis, the Company's former Uniform segment that was spun-off from Aramark in September 2023, commenced a putative class action lawsuit against Vestis and certain of its officers in the United States District Court for the Northern District of Georgia on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to Vestis’ business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On November 22, 2024, the complaint was amended to add the Company and its Chief Executive Officer as additional defendants. The Company intends to vigorously defend this matter.
NOTE 10. BUSINESS SEGMENTS:
The Company reports its operating results in two reportable segments: FSS United States and FSS International. The Company defines its segments as those operations whose results the chief operating decision maker, identified as the Chief Executive Officer, regularly reviews to analyze performance and allocate resources. Generally, on an annual basis, approximately 84% of the global revenue is related to food services and 16% is related to facilities services.
Financial information by segment is as follows (in millions):

	Three Months Ended
Revenue	December 27, 2024	December 29, 2023
FSS United States	$3,301.0	$3,212.8
FSS International	1,251.1	1,195.0
Total Revenue	$4,552.1	$4,407.8

	Three Months Ended
Operating Income	December 27, 2024	December 29, 2023
FSS United States	$193.7	$174.8
FSS International	53.7	46.3
Total Segment Operating Income	247.4	221.1
Corporate(1)	(30.1)	(54.1)
Total Operating Income	$217.3	$167.0
(1) Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense for equity awards.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
Reconciliation to Income Before Income Taxes	December 27, 2024	December 29, 2023
Total Operating Income	$217.3	$167.0
Interest Expense, net	75.8	114.6
Income Before Income Taxes	$141.5	$52.4
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at December 27, 2024 and September 27, 2024 was $5,926.9 million and $5,300.7 million, respectively. The carrying value of the Company's debt at December 27, 2024 and September 27, 2024 was $5,919.8 million and $5,271.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation. During the three months ended December 27, 2024, the Company adjusted the contingent consideration liability, resulting in expense of $11.1 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended and the contingent consideration liability at December 27, 2024 and September 27, 2024 was $11.1 million and zero, respectively. The contingent consideration liability is expected to be fully paid out in the second quarter of fiscal 2025.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended December 27, 2024 and December 29, 2023 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 19, 2024.
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
Current Business Environment
We continue to see improving macroeconomic trends where global inflationary costs in product, energy and labor have moderated. In addition, we continue to see elevated market interest rates and volatility in foreign currencies. We expect these conditions to continue in the near-term, and we regularly evaluate and believe we take appropriate actions to mitigate risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
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

Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ending October 3, 2025 is a fifty-three week period and the fiscal year ended September 27, 2024 is a fifty-two week period.
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three months ended December 27, 2024 and December 29, 2023 (in millions).

	Three Months Ended		Change
	December 27, 2024	December 29, 2023	$	%
Revenue	$4,552.1	$4,407.8	$144.3	3.3%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,151.2	4,045.1	106.1	2.6%
Other operating expenses	183.6	195.7	(12.1)	(6.2)%
Total costs and expenses	4,334.8	4,240.8	94.0	2.2%
Operating income	217.3	167.0	50.3	30.1%
Interest Expense, net	75.8	114.6	(38.8)	(33.8)%
Income Before Income Taxes	141.5	52.4	89.1	170.0%
Provision for Income Taxes	35.8	23.9	11.9	49.8%
Net income	$105.7	$28.5	$77.2	***

	Three Months Ended		Change
Revenue by Segment(1)	December 27, 2024	December 29, 2023	$	%
FSS United States	$3,301.0	$3,212.8	$88.2	2.7%
FSS International	1,251.1	1,195.0	56.1	4.7%
	$4,552.1	$4,407.8	$144.3	3.3%

	Three Months Ended		Change
Operating Income by Segment	December 27, 2024	December 29, 2023	$	%
FSS United States	$193.7	$174.8	$18.9	10.8%
FSS International	53.7	46.3	7.4	16.1%
Corporate	(30.1)	(54.1)	24.0	44.2%
	$217.3	$167.0	$50.3	30.1%
*** Not meaningful
(1) As a percentage of total revenue, FSS United States represented 72.5% and 72.9% and FSS International represented 27.5% and 27.1% for the three months ended December 27, 2024 and December 29, 2023, respectively.

Consolidated Overview
Revenue increased by approximately 3.3% during the three month period of fiscal 2025 compared to the prior year period. The increase during this period was primarily attributable to base business growth, including volume growth and contract price increases, partially offset by the negative impact of foreign currency translation (1.4%).

The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three months ended December 27, 2024 and December 29, 2023 (in millions).

	Three Months Ended
	December 27, 2024		December 29, 2023
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue
FSS United States	$2,979.9	90.3%	$2,919.3	90.9%
FSS International	1,171.3	93.6%	1,125.8	94.2%
	$4,151.2	91.2%	$4,045.1	91.8%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three months ended December 27, 2024 and December 29, 2023.

	Three Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	December 27, 2024	December 29, 2023
Food and support service costs	30.9%	30.5%
Personnel costs	44.8%	43.9%
Other direct costs	24.3%	25.6%
	100.0%	100.0%
Operating income increased by $50.3 million during the three month period of fiscal 2025 compared to the prior year period driven by base business volume growth, cost management and improved supply chain economics. The increase in operating income was also attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), which was partially offset by higher contingent consideration expenses as compared to the prior year period ($10.6 million).
Interest Expense, net, decreased by 33.8% during the three month period of fiscal 2025 compared to the prior year period. The decrease was primarily due to the prior year payment of a $23.9 million call premium, a prior year $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes") and lower Receivables Facility borrowings.
The Provision for Income Taxes for the three month periods of fiscal 2025 and fiscal 2024 were recorded at an effective tax rate of 25.3% and 45.6%, respectively. During the three month period of fiscal 2024, we recorded a $7.1 million valuation allowance adjustment against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 6 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change
	December 27, 2024	December 29, 2023	%
Business & Industry	$432.2	$383.1	12.8%
Education	1,141.1	1,112.3	2.6%
Healthcare	404.6	399.1	1.4%
Sports, Leisure & Corrections	950.3	903.6	5.2%
Facilities & Other	372.8	414.7	(10.1)%
	$3,301.0	$3,212.8	2.7%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.

FSS United States segment revenue increased by approximately 2.7% during the three month period of fiscal 2025 compared to the prior year period. The increase was primarily attributable to base business growth, including volume growth and contract price increases. The Business & Industry increase was primarily due to net new business and higher volumes in base business. The Facilities & Other decrease was due to the exit of some lower margin accounts occurring later in fiscal 2024.
Operating income increased by $18.9 million during the three month period of fiscal 2025 compared to the prior year period. The increase was primarily attributable to base business volume growth, cost management, and improved supply chain economics, which was partially offset by higher contingent consideration expenses as compared to the prior year period ($10.6 million).
FSS International Segment
FSS International segment revenue increased by approximately 4.7% during the three month period of fiscal 2025 compared to the prior year period. The increase was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth, partially offset by the negative impact of foreign currency translation (5.1%).
Operating income increased by $7.4 million during the three month period of fiscal 2025 compared to the prior year period. The increase was mainly attributable to the volume growth in base business, net new business, cost management, improved supply chain economics and lower currency translation losses from Argentina hyperinflation ($3.2 million) (see Note 1 to the condensed consolidated financial statements).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by $24.0 million during the three month period of fiscal 2025 compared to the prior year period. The decrease was mainly attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), partially offset by increases in acquisition costs and share-based compensation expense.
Liquidity and Capital Resources
Overview
As of December 27, 2024, we had $484.1 million of cash and cash equivalents, $42.8 million of marketable securities, $1,158.1 million of availability under our senior secured revolving credit facility and $75.0 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of December 27, 2024, we had $862.2 million of outstanding foreign currency borrowings.
On January 17, 2025, we issued a notice of conditional redemption for the 5.000% Senior Notes due April 2025 (the “5.000% 2025 Notes”). We notified holders of our election to redeem the entire $551.5 million aggregate principal amount of the 5.000% 2025 Notes on February 18, 2025, at a redemption price equal to 100.000% of the aggregate principal amount, plus accrued and unpaid interest up to the redemption date. In connection with the redemption, we have completed a syndication process for new United States dollar denominated term loans due June 2030 in an aggregate principal amount of up to $1,395.0 million (the “New United States Term B-8 Loans”), which shall be in the form of a fungible upsize to our existing United States Term B-8 Loans due 2030. We anticipate that the New United States Term B-8 Loans will be incurred on February 18, 2025 concurrent with the redemption of the 5.000% 2025 Notes, with the remaining proceeds following the redemption to be used to refinance existing term loans and pay related fees and expenses.
We believe that our cash and cash equivalents, marketable securities and availability under our revolving credit facility and Receivables Facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 19, 2024.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
Net cash used in operating activities	$(587.2)	$(657.1)
Net cash used in investing activities	(230.8)	(198.0)
Net cash provided by (used in) financing activities	642.7	(779.0)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Used in Operating Activities
Cash used in operating activities decreased by $69.9 million during the three month period of fiscal 2025 compared to the prior year period. The higher net income and a lower use of cash from the change in operating assets and liabilities more than offset non-cash gains and losses and adjustments to non-operating cash transactions compared to the prior year period. The favorable change in operating assets and liabilities compared to the prior year period of $23.7 million was primarily due to:
•Accrued expenses by $77.0 million, resulting in a lower use of cash primarily due to the timing of interest and income tax payments, lower recognition of deferred income in our Higher Education business, partially offset by higher employee incentive payments, the timing of payroll and higher commission payments mainly in our Sports business; and
•Receivables by $49.5 million, resulting in a lower use of cash due to the timing of collections.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $80.7 million, resulting in a higher use of cash due to the timing of disbursements; and
•Inventories by $19.4 million, resulting in a lower source of cash due to increased purchases from new business.
The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $32.9 million higher during the three month period of fiscal 2025 compared to the prior year period primarily due to higher investment in the acquisitions of certain businesses ($28.1 million).
Cash Flows Provided by (Used in) Financing Activities
During the three month period of fiscal 2025, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($525.0 million) and borrowings under the revolving credit facility ($178.4 million).
During the three month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million), which was offset by borrowings under the Receivables Facility ($600.0 million) and borrowings under the revolving credit facility ($209.7 million).
The "Other financing activities" caption also reflects a use of cash during the three month periods of fiscal 2025 and fiscal 2024 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The three month period of fiscal 2024 also includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of December 27, 2024, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	December 27, 2024
Net income Attributable to ASI stockholders	$339.6
Interest expense, net	328.0
Provision for Income Taxes	114.9
Depreciation and Amortization	443.2
Share-based compensation expense(1)	63.7
Unusual or non-recurring (gains) and losses(2)	(22.8)
Pro forma EBITDA for certain transactions(3)	5.1
Other(4)	92.9
Covenant Adjusted EBITDA	$1,364.6
(1)    Represents share-based compensation expense resulting from the application of accounting for stock options, stock appreciation rights, restricted stock units, performance stock units and deferred stock unit awards.
(2)    Represents the fiscal 2024 gain from the sale of our remaining equity investment in the San Antonio Spurs NBA franchise ($25.1 million) and the fiscal 2024 non-cash charge for the impairment of certain assets related to a business that was sold ($2.3 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($52.3 million), non-cash adjustments to inventory based on expected usage ($18.2 million), charges related to a ruling on a foreign tax matter ($6.8 million), severance charges ($6.7 million), non-cash charges related to the impairment of a trade name ($3.3 million), contingent consideration expense related to acquisition earn outs, net of reversals ($2.4 million), the impact of hyperinflation in Argentina ($2.2 million), income related to non-United States governmental wage subsidies ($1.1 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended December 27, 2024 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.58x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.95x

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
(2)    Our Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, the achievement of which is a condition for us to incur certain additional indebtedness and to make certain restricted payments. If we do not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, we could be prohibited from being able to (1) incur additional indebtedness, other than the incremental capacity provided for under our Credit Agreement and pursuant to certain specified exceptions, and (2) make certain restricted payments, other than pursuant to certain specified exceptions. However, any failure to maintain the minimum Interest Coverage Ratio would not result in a default or an event of default under either the Credit Agreement or the indentures governing the senior notes. The minimum Interest Coverage Ratio is at least 2.000x for the term of the Credit Agreement. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions and for certain non-cash or nonrecurring interest expense. The indentures governing our senior notes include a similar requirement which is referred to as a Fixed Charge Coverage Ratio.
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of December 27, 2024. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of December 27, 2024 and September 27, 2024, cash and cash equivalents at the Captive were $98.7 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount as of December 27, 2024 and September 27, 2024 was $42.8 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 19, 2024. For a more complete discussion of the critical accounting policies and estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 19, 2024.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of December 27, 2024 has not materially changed from September 27, 2024 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024). See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of December 27, 2024.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of December 27, 2024.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended December 27, 2024 was as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Units)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 28, 2024 to October 25, 2024	—	—	—	—
October 26, 2024 to November 22, 2024	—	—	—	—
November 23, 2024 to December 27, 2024	24,743	$37.48	24,743	$499,073
Total	24,743		24,743
(1) On November 5, 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of our outstanding common stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the three months ended December 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended December 27, 2024 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 27, 2024 and September 27, 2024; (ii) Condensed Consolidated Statements of Income for the three months ended December 27, 2024 and December 29, 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 27, 2024 and December 29, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2024 and December 29, 2023; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 27, 2024 and December 29, 2023; and (vi) Notes to condensed consolidated financial statements.

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