Form 10-Q
period 2025-03-28
Aramark
filed 2025-05-06
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of April 25, 2025, the number of shares of the registrant's common stock outstanding is 262,070,761.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, but not limited to, the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the impact of United States and other countries’ trade policies including the implementation of tariffs; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficient qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 19, 2024 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 28, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$920,455	$672,483
Receivables (less allowances: $35,247 and $34,259)	2,231,537	2,096,928
Inventories	405,855	387,601
Prepayments and other current assets	281,919	249,550
Total current assets	3,839,766	3,406,562
Property and Equipment, net	1,649,972	1,573,193
Goodwill	4,810,085	4,677,201
Other Intangible Assets	1,899,471	1,804,602
Operating Lease Right-of-use Assets	699,306	638,659
Other Assets	590,760	574,154
	$13,489,360	$12,674,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$423,803	$964,286
Current operating lease liabilities	56,900	54,163
Accounts payable	1,135,269	1,394,007
Accrued payroll and related expenses	437,332	518,912
Accrued expenses and other current liabilities	1,130,204	1,282,842
Total current liabilities	3,183,508	4,214,210
Long-Term Borrowings	6,109,078	4,307,171
Noncurrent Operating Lease Liabilities	253,050	241,012
Deferred Income Taxes	381,741	375,378
Other Noncurrent Liabilities	528,217	490,132
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	13,696	7,494
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 307,010,556 shares and 304,285,195 shares; and outstanding: 262,779,965 shares and 263,939,983 shares)	3,070	3,043
Capital surplus	3,979,438	3,931,932
Retained earnings	349,500	239,709
Accumulated other comprehensive loss	(166,353)	(132,457)
Treasury stock (held in treasury: 44,230,591 shares and 40,345,212 shares)	(1,145,585)	(1,003,253)
Total stockholders' equity	3,020,070	3,038,974
	$13,489,360	$12,674,371

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue	$4,279,298	$4,199,913	$8,831,384	$8,607,678
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,919,653	3,869,152	8,070,885	7,914,230
Depreciation and amortization	117,059	109,118	230,263	214,662
Selling and general corporate expenses	68,411	62,557	138,797	152,750
Total costs and expenses	4,105,123	4,040,827	8,439,945	8,281,642
Operating income	174,175	159,086	391,439	326,036
Interest Expense, net	89,704	86,377	165,508	200,939
Income Before Income Taxes	84,471	72,709	225,931	125,097
Provision for Income Taxes	22,498	19,707	58,255	43,578
Net income	61,973	53,002	167,676	81,519
Less: Net income (loss) attributable to noncontrolling interests	119	(447)	203	(466)
Net income attributable to Aramark stockholders	$61,854	$53,449	$167,473	$81,985

Earnings per share attributable to Aramark stockholders:
Basic	$0.23	$0.20	$0.63	$0.31
Diluted	$0.23	$0.20	$0.62	$0.31
Weighted Average Shares Outstanding:
Basic	264,811	262,841	264,846	262,447
Diluted	267,420	265,282	268,076	264,775

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income	$61,973	$53,002	$167,676	$81,519
Other comprehensive loss, net of tax
Foreign currency translation adjustments	14,765	(20,595)	(26,982)	(5,246)
Fair value of cash flow hedges	(19,741)	9,353	(6,914)	(28,179)
Other comprehensive loss, net of tax	(4,976)	(11,242)	(33,896)	(33,425)
Comprehensive income	56,997	41,760	133,780	48,094
Less: Net income (loss) attributable to noncontrolling interests	119	(447)	203	(466)
Comprehensive income attributable to Aramark stockholders	$56,878	$42,207	$133,577	$48,560

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$167,676	$81,519
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	230,263	214,662
Increase in contingent consideration liability (see Note 11)	11,127	—
Deferred income taxes	2,931	(7,810)
Share-based compensation expense	30,296	29,444
Changes in operating assets and liabilities
Receivables	(151,736)	(262,084)
Inventories	(15,858)	8,712
Prepayments and Other Current Assets	(47,718)	(24,580)
Accounts Payable	(251,693)	(168,027)
Accrued Expenses	(257,335)	(291,823)
Payments made to clients on contracts	(86,850)	(99,002)
Other operating activities	37,693	83,192
Net cash used in operating activities	(331,204)	(435,797)
Cash flows from investing activities:
Purchases of property and equipment and other	(235,661)	(203,028)
Disposals of property and equipment	3,175	10,785
Purchases of marketable securities	—	(71,215)
Proceeds from marketable securities	—	71,215
Acquisition of certain businesses, net of cash acquired	(247,800)	(92,718)
Other investing activities	(2,184)	(4,860)
Net cash used in investing activities	(482,470)	(289,821)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,103,204	219,231
Payments of long-term borrowings	(1,412,732)	(1,568,435)
Net change in funding under the Receivables Facility	586,000	600,000
Payments of dividends	(55,683)	(49,862)
Proceeds from issuance of common stock	16,379	15,583
Repurchase of common stock	(109,283)	—
Other financing activities	(61,321)	(49,529)
Net cash provided by (used in) financing activities	1,066,564	(833,012)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(11,497)	404
Increase (Decrease) in cash and cash equivalents and restricted cash	241,393	(1,558,226)
Cash and cash equivalents and restricted cash, beginning of period	732,613	1,972,367
Cash and cash equivalents and restricted cash, end of period	$974,006	$414,141

Supplemental disclosure of cash flow information	Six Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Interest paid	$160,922	$195,287
Income taxes paid	80,476	77,029
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	March 28, 2025	March 29, 2024
Cash and cash equivalents	$920,455	$356,605
Restricted cash in Prepayments and other current assets	53,551	57,536
Total cash and cash equivalents and restricted cash	$974,006	$414,141

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	105,619			105,619
Other comprehensive loss	(28,920)				(28,920)
Capital contributions from issuance of common stock	15,413	25	15,388
Share-based compensation expense of equity awards	14,388		14,388
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(31,293)					(31,293)
Dividends declared ($0.105 per share)	(29,858)			(29,858)
Balance, December 27, 2024	$3,081,884	$3,068	$3,959,269	$315,470	$(161,377)	$(1,034,546)
Net income attributable to Aramark stockholders	61,854			61,854
Other comprehensive loss	(4,976)				(4,976)
Capital contributions from issuance of common stock	4,605	2	4,603
Share-based compensation expense of equity awards	15,566		15,566
Repurchases of common stock	(111,039)					(111,039)
Dividends declared ($0.105 per share)	(27,824)			(27,824)
Balance, March 28, 2025	$3,020,070	$3,070	$3,979,438	$349,500	$(166,353)	$(1,145,585)

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense of equity awards	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (See Note 1)	(855,105)			(886,514)	31,409
Dividends declared ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)
Net income attributable to Aramark stockholders	53,449			53,449
Other comprehensive loss	(11,242)				(11,242)
Capital contributions from issuance of common stock	13,594	7	13,587
Share-based compensation expense of equity awards	15,790		15,790
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchases of common stock	(3,445)					(3,445)
Separation of Uniform Segment (See Note 1)	3,078			3,078
Dividends declared ($0.095 per share)	(24,947)			(24,947)
Balance, March 29, 2024	$2,891,140	$3,031	$3,875,095	$110,879	$(100,253)	$(997,612)

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
In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC issued a voluntary stay on its final rules until legal challenges to the rules were addressed. Subsequently, on March 27, 2025, the SEC voted to end its defense of the rules.
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance will require additional disclosures about significant segment expenses. The guidance is effective for the Company's annual disclosures for fiscal 2025 and for interim periods beginning in fiscal 2026; early adoption is permitted. The Company will adopt the new reportable segment disclosure guidance for the Company's fiscal 2025 annual disclosures and will apply the new guidance retrospectively to all prior periods.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 28, 2025			March 29, 2024
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$61,973			$53,002
Foreign currency translation adjustments	14,765	—	14,765	(20,595)	—	(20,595)
Fair value of cash flow hedges	(26,677)	6,936	(19,741)	12,639	(3,286)	9,353
Other comprehensive loss	(11,912)	6,936	(4,976)	(7,956)	(3,286)	(11,242)
Comprehensive income			56,997			41,760
Less: Net income (loss) attributable to noncontrolling interests			119			(447)
Comprehensive income attributable to Aramark stockholders			$56,878			$42,207

	Six Months Ended
	March 28, 2025			March 29, 2024
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$167,676			$81,519
Foreign currency translation adjustments	(26,982)	—	(26,982)	(5,246)	—	(5,246)
Fair value of cash flow hedges	(9,343)	2,429	(6,914)	(38,080)	9,901	(28,179)
Other comprehensive loss	(36,325)	2,429	(33,896)	(43,326)	9,901	(33,425)
Comprehensive income			133,780			48,094
Less: Net income (loss) attributable to noncontrolling interests			203			(466)
Comprehensive income attributable to Aramark stockholders			$133,577			$48,560

For the six months ended March 29, 2024, the amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and a $26.3 million currency translation adjustment related to the separation and distribution of the Uniform segment (discussed below).
Accumulated other comprehensive loss consists of the following (in thousands):

	March 28, 2025	September 27, 2024
Pension plan adjustments	$(20,233)	$(20,233)
Foreign currency translation adjustments	(175,682)	(148,700)
Cash flow hedges	29,562	36,476
	$(166,353)	$(132,457)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement, reflected in the Condensed Consolidated Statements of Income, was a foreign currency transaction loss of $0.6 million and $1.3 million during the three and six month periods ended March 28, 2025, respectively, and $0.9 million and $4.8 million during the three and six month periods ended March 29, 2024, respectively. The impact of foreign currency transaction

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and six month periods of both fiscal 2025 and 2024 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 28, 2025. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of March 28, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $95.2 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount of these investments as of March 28, 2025 and September 27, 2024 was $43.3 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of March 28, 2025 and September 27, 2024 was $111.0 million and $84.0 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of March 28, 2025 and September 27, 2024 was $34.6 million and $35.4 million.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of March 28, 2025 and September 27, 2024, the Company had $1.9 million and $2.6 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $39.9 million at March 28, 2025 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at March 28, 2025.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three and six months ended March 28, 2025, the value of the services provided to Vestis were immaterial to the Company's financial statements with no outstanding receivables balance as of March 28, 2025 and September 27, 2024. During the three and six months ended March 29, 2024, the value of the services provided to Vestis were $3.5 million and $8.1 million, respectively.
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
Changes in total goodwill during the six months ended March 28, 2025 are as follows (in thousands):

Segment	September 27, 2024	Acquisitions	Translation	March 28, 2025
FSS United States	$4,184,547	$43,497	$(155)	$4,227,889
FSS International	492,654	107,164	(17,622)	582,196
	$4,677,201	$150,661	$(17,777)	$4,810,085

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	March 28, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,266,659	$(562,713)	$703,946	$1,168,108	$(521,102)	$647,006
Trade names	1,249,893	(54,368)	1,195,525	1,197,486	(39,890)	1,157,596
	$2,516,552	$(617,081)	$1,899,471	$2,365,594	$(560,992)	$1,804,602
Amortization of intangible assets for the six months ended March 28, 2025 and March 29, 2024 was $58.5 million and $51.3 million, respectively.
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	March 28, 2025	September 27, 2024
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$308,598	$30,138
Term A Loans due August 2029	476,917	499,624
United States Term B Loans due June 2030	2,459,315	1,073,060
United States Term B Loans due April 2028	726,170	725,504
United States Term B Loans due January 2027	—	836,680
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	428,369	—
5.000% Senior Unsecured Notes due February 2028	1,145,180	1,144,404
5.000% Senior Unsecured Notes due April 2025	—	550,789
3.125% Senior Unsecured Notes (EUR) due April 2025(1)	351,920	362,459
Other:
Receivables Facility due July 2026	586,000	—
Finance leases	43,486	40,440
Other	6,926	8,359
	6,532,881	5,271,457
Less—current portion	(423,803)	(964,286)
	$6,109,078	$4,307,171

(1)	On April 1, 2025, the Company repaid the euro denominated 3.125% Senior Unsecured Notes due April 2025.
As of March 28, 2025, there were $1,320.8 million of outstanding foreign currency borrowings.
As of March 28, 2025, there were $1,043.4 million of availability under the senior secured revolving credit facility and $14.0 million of availability under the Receivables Facility.
4.375% Senior Notes (EUR) due April 2033
On March 19, 2025, Aramark International Finance S.à.r.l. ("AIFS"), an indirect wholly owned subsidiary of the Company, issued €400.0 million of euro denominated 4.375% Senior Notes due April 2033 (the "4.375% 2033 Notes"). AIFS used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay at maturity, April 1, 2025, all of the €325.0 million outstanding aggregate principal amount of AIFS' euro denominated 3.125% Senior Notes due April 2025 and the remainder for general corporate purposes, including reduction of debt. The Company capitalized €4.4 million in third-party costs directly attributable to the issuance and sale of the 4.375% 2033 Notes. The capitalized costs are amortized using the effective interest method over the term of the 4.375% 2033 Notes and presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of March 28, 2025 as a direct deduction from the carrying value of the notes.
The 4.375% 2033 Notes were issued pursuant to an indenture (the "2033 Notes Indenture"), entered into by and among AIFS, the Company, Aramark Services, Inc. ("ASI") and certain other Aramark entities, as guarantors, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, as paying agent, transfer agent and registrar. The 4.375% 2033 Notes were issued at par.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The 4.375% 2033 Notes are senior unsecured obligations of AIFS. The 4.375% 2033 Notes rank equal in right of payment to all of the AIFS's existing and future senior indebtedness and will rank senior in right of payment to the AIFS' future subordinated indebtedness, if any. The 4.375% 2033 Notes are guaranteed on a senior, unsecured basis by the Company and substantially all of the domestic subsidiaries of ASI. The guarantees of the 4.375% 2033 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The guarantee of the 4.375% 2033 Notes by guarantor is effectively subordinated to all of such guarantor's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of such guarantor's subsidiaries that do not guarantee the 4.375% 2033 Notes. The 4.375% 2033 Notes are also guaranteed on a senior unsecured basis by the Company for purposes of financial reporting. Interest on the 4.375% 2033 Notes is payable on April 15 and October 15 of each year, commencing October 15, 2025.
Prior to April 15, 2028, AIFS may redeem all or a portion of the 4.375% 2033 Notes at a price equal to 100% of the principal amount of the 4.375% 2033 Notes redeemed plus a “make whole” premium, as described in the 2033 Notes Indenture, and accrued and unpaid interest, if any, to, but not including the date of redemption. AIFS has the option to redeem all or a portion of the 4.375% 2033 Notes at any time on or after April 15, 2028 at the redemption prices set forth in the 2033 Notes Indenture plus accrued and unpaid interest, if any, to, but not including the date of redemption.
The 2033 Notes Indenture contains covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; create or allow any restriction on the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI and its subsidiaries' assets on a consolidated basis; and designate ASI's subsidiaries as unrestricted subsidiaries. The Company will not be subject to the covenants that apply to ASI or its restricted subsidiaries under the 2033 Notes Indenture. The 2033 Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 4.375% 2033 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 2033 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the ASI’s other outstanding debt obligations, including the other senior notes and obligations under the senior secured credit facilities.
United States Term B Loans due June 2030 Incremental Amendment, United States Term B Loans due January 2027 Repayment and 5.000% Senior Notes Due April 2025 Redemption
ASI and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as subsequently amended the "Credit Agreement"). On February 18, 2025, ASI entered into an incremental amendment to the Credit Agreement (“Incremental Amendment No. 17”) to provide for, among other things, the establishment of new term loans comprised of new United States dollar denominated Term B-8 Loans ("New U.S. Term B-8 Loans due 2030") in an amount equal to $1,395.0 million, in the form of a fungible upsize to ASI’s existing United States dollar denominated Term B-8 Loans due in June 2030 (“U.S. Term B-8 Loans due 2030”). The New U.S. Term B-8 Loans due 2030 were funded in full on the closing date of Incremental Amendment No. 17 and were applied by ASI to: (a) repay in full $839.3 million of the United States dollar denominated Term B-4 Loans due January 2027 ("U.S. Term B-4 Loans due 2027") previously outstanding under the Credit Agreement; (b) to redeem the entire $551.5 million aggregate principal amount outstanding of ASI's 5.000% Senior Notes due April 2025 (the "5.000% 2025 Notes") at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to the date of redemption; and (c) to pay fees, premiums, expenses and other transaction costs in connection with the foregoing.
The U.S. Term B-8 Loans due 2030 bear interest rates equal to either (a) a forward-looking term rate based on the Secured Overnight Financing Rate for the applicable interest period (“Term SOFR”) or (b) a base rate determined by reference to the highest of either (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00% plus an applicable margin set at 2.00% for borrowings based on Term SOFR and 1.00% for borrowings based on the base rate.
The U.S. Term B-8 Loans due 2030 require the payment of installments in quarterly principal amount of $6.3 million from March 31, 2025 through March 31, 2030, and $2,346.4 million at maturity. The U.S. Term B-8 Loans due 2030 are subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to the ASI’s other Term B Loans outstanding under the Credit Agreement.
The Company capitalized $4.6 million of transaction costs directly attributable to the refinancing in Amendment No. 17, which are amortized using the effective interest method over the term of the loans and presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of March 28, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the six months ended March 28, 2025. Additionally, the Company recorded $8.3 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the three and six months ended

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 2025, consisting of a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-4 Loans due 2027 and the 5.000% 2025 Notes and the payment of $5.8 million of transaction costs related to the refinancing.
March 2024 Senior Secured Credit Agreement Refinancing
On March 27, 2024, ASI amended its existing Credit Agreement (“Amendment No. 14”), to provide for, among other things, the repricing of all the United States dollar denominated Term B-5 Loans previously outstanding under the Credit Agreement (“U.S. Term B-5 Loans due 2028”) and the repricing of all the United States dollar denominated Term B-6 Loans previously outstanding under the Credit Agreement (“U.S. Term B-6 Loans due 2030”).
As a result of the Amendment No. 14, (i) U.S. Term B-5 Loans due 2028 previously outstanding under the Credit Agreement were replaced with new United States dollar denominated Term B-7 Loans (“U.S. Term B-7 Loans due 2028”) in an amount equal to $730.5 million due in April 2028 and (ii) U.S. Term B-6 Loans due 2030 previously outstanding under the Credit Agreement were replaced with the new United States dollar denominated Term B-8 Loans (“U.S. Term B-8 Loans due 2030”) in an amount equal to $1,094.5 million due in June 2030.
The Company capitalized $0.9 million of transaction costs that are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the six months ended March 29, 2024. Additionally, the Company recorded $1.6 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the three and six months ended March 29, 2024, consisting of a $1.2 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-5 Loans due 2028 and U.S. Term B-6 Loans due 2030 and the payment of $0.4 million of transaction costs related to the repricings.
6.375% Senior Notes due 2025 Repayment
On October 2, 2023, the Company fully redeemed the $1,500.0 million 6.375% 2025 Senior Notes due May 2025 (the "6.375% 2025 Notes") in conjunction with the separation and distribution of the Uniform segment (see Note 1). The Company recorded $31.8 million of charges to "Interest Expense, net" in the Condensed Consolidated Statements of Income for the six months ended March 29, 2024, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2024.
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
Cash Flow Hedges
The Company has $2.2 billion notional amount of outstanding interest rate swap agreements as of March 28, 2025, which fix the rate on a like amount of variable rate borrowings with varying maturities through March of fiscal 2028. During the three months ended March 28, 2025, interest rate swaps with notional amounts of $800.0 million matured. Additionally, the Company entered into $700.0 million notional amount of interest rate swap agreements during the three months ended March 28, 2025 to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of March 28, 2025 and September 27, 2024, $29.6 million and $36.5 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Interest rate swap agreements(1)	$(16,543)	$31,838	$16,458	$(115)

(1)	Change in amounts driven by fluctuations in forward interest rates, the maturity of previously existing interest rate swaps and the initiation of new interest rate swaps.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 28, 2025	September 27, 2024
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$—	$8,134
Interest rate swap agreements	Other Assets	40,832	41,158
		$40,832	$49,292

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	$883	$—
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Interest rate swap agreements	Interest Expense, net	$(10,134)	$(19,199)	$(25,801)	$(37,965)
As of March 28, 2025, the Company has a Euro denominated term loan in the amount of €91.7 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At March 28, 2025, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $17.9 million.
NOTE 5. REVENUE RECOGNITION:
The Company generates revenue through sales of food and facility services to customers based on written contracts at the locations it serves. The Company provides food and beverage services, including catering and retail services, and facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. In accordance with the Accounting Standards Codification ("ASC") 606, the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
FSS United States:
Business & Industry	$449.6	$396.7	$881.8	$779.8
Education	1,011.5	1,039.5	2,152.6	2,151.8
Healthcare	411.5	405.5	816.1	804.6
Sports, Leisure & Corrections	799.1	763.6	1,749.4	1,667.2
Facilities & Other	384.7	438.1	757.5	852.8
Total FSS United States	3,056.4	3,043.4	6,357.4	6,256.2

FSS International:
Europe	653.0	624.4	1,328.1	1,262.2
Rest of World	569.9	532.1	1,145.9	1,089.3
Total FSS International	1,222.9	1,156.5	2,474.0	2,351.5

Total Revenue	$4,279.3	$4,199.9	$8,831.4	$8,607.7
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
During the six months ended March 28, 2025, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the six months ended March 28, 2025, the Company recognized $247.2 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	March 28, 2025	September 27, 2024
Deferred income	$268.9	$352.5
NOTE 6. INCOME TAXES:
During the six months ended March 29, 2024, the Company recorded a valuation allowance adjustment to the "Provision for Income Taxes" on the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
In 2021, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. Guided by the OECD framework, more than 140 countries have agreed to enact Pillar Two legislation. The Company currently operates in several countries which will be subject to Pillar Two. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules which apply to the Company for fiscal years 2025 through 2027. The Company currently expects to meet the safe harbor requirements in each country subject to Pillar Two in which it operates but will continue to monitor and reflect the impact of legislative changes in future periods, as appropriate. There was no material impact on the condensed consolidated financial statements, and the Company does not expect the impact will be material in future periods.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. STOCKHOLDERS' EQUITY:
On April 29, 2025, a $0.105 dividend per share of common stock was declared, payable on May 28, 2025, to stockholders of record on the close of business on May 14, 2025.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the six months ended March 28, 2025, the Company repurchased 3.1 million shares of its common stock for $111.3 million.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At March 28, 2025 and September 27, 2024, zero shares of preferred stock were issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Earnings:
Net income attributable to Aramark stockholders	$61,854	$53,449	$167,473	$81,985
Shares:
Basic weighted-average shares outstanding	264,811	262,841	264,846	262,447
Effect of dilutive securities	2,609	2,441	3,230	2,328
Diluted weighted-average shares outstanding	267,420	265,282	268,076	264,775

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.23	$0.20	$0.63	$0.31
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.23	$0.20	$0.62	$0.31
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Share-based awards(1)	8.0	10.2	7.3	11.5
Performance stock units(2)	1.6	1.4	1.6	1.4

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company and its subsidiaries are a party to various legal actions, proceedings and investigations involving claims incidental to the conduct of their business, including actions by clients, customers, employees, government entities and third parties, including under federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, environmental, social and governance related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.
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
Financial information by segment is as follows (in millions):

	Three Months Ended		Six Months Ended
Revenue	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
FSS United States	$3,056.4	$3,043.4	$6,357.4	$6,256.2
FSS International	1,222.9	1,156.5	2,474.0	2,351.5
Total Revenue	$4,279.3	$4,199.9	$8,831.4	$8,607.7

	Three Months Ended		Six Months Ended
Operating Income	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
FSS United States	$151.7	$144.3	$345.4	$319.1
FSS International	51.5	42.5	105.2	88.8
Total Segment Operating Income	203.2	186.8	450.6	407.9
Corporate(1)	(29.1)	(27.8)	(59.2)	(81.9)
Total Operating Income	$174.1	$159.0	$391.4	$326.0
(1) Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense for equity awards.

	Three Months Ended		Six Months Ended
Reconciliation to Income Before Income Taxes	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Total Operating Income	$174.1	$159.0	$391.4	$326.0
Interest Expense, net	89.7	86.3	165.5	200.9
Income Before Income Taxes	$84.4	$72.7	$225.9	$125.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at March 28, 2025 and September 27, 2024 was $6,541.3 million and $5,300.7 million, respectively. The carrying value of the Company's debt at March 28, 2025 and September 27, 2024 was $6,532.9 million and $5,271.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation. During the six months ended March 28, 2025, the Company adjusted the contingent consideration liability, resulting in expense of $11.1 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended and the contingent consideration liability at March 28, 2025 and September 27, 2024 was zero. The contingent consideration liability was fully paid out in the second quarter of fiscal 2025.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended March 28, 2025 and March 29, 2024 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 19, 2024.
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
Current Business Environment
Recent developments regarding tariffs and global trade have resulted in increased volatility and uncertainty for macroeconomic conditions. For the first half of the fiscal year, we saw global inflationary costs in product, energy and labor and market interest rates moderating and experienced volatility in foreign currencies. Given the uncertainty of tariff policy and the resulting impact on current and future macroeconomic conditions, we may see continued volatility in foreign currencies as well as fluctuating trends in global inflationary costs and market interest rates in the near term. We regularly evaluate and believe we take appropriate actions when necessary to mitigate the risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and six months ended March 28, 2025 and March 29, 2024 (in millions).

	Three Months Ended		Change
	March 28, 2025	March 29, 2024	$	%
Revenue	$4,279.3	$4,199.9	$79.4	1.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	3,919.7	3,869.2	50.5	1.3%
Other operating expenses	185.5	171.7	13.8	8.0%
Total costs and expenses	4,105.2	4,040.9	64.3	1.6%
Operating income	174.1	159.0	15.1	9.5%
Interest Expense, net	89.7	86.3	3.4	3.9%
Income Before Income Taxes	84.4	72.7	11.7	16.2%
Provision for Income Taxes	22.4	19.7	2.7	14.2%
Net income	$62.0	$53.0	$9.0	16.9%

	Three Months Ended		Change
Revenue by Segment(1)	March 28, 2025	March 29, 2024	$	%
FSS United States	$3,056.4	$3,043.4	$13.0	0.4%
FSS International	1,222.9	1,156.5	66.4	5.8%
	$4,279.3	$4,199.9	$79.4	1.9%

	Three Months Ended		Change
Operating Income by Segment	March 28, 2025	March 29, 2024	$	%
FSS United States	$151.7	$144.3	$7.4	5.1%
FSS International	51.5	42.5	9.0	21.1%
Corporate	(29.1)	(27.8)	(1.3)	(4.3)%
	$174.1	$159.0	$15.1	9.5%
(1) As a percentage of total revenue, FSS United States represented 71.4% and 72.5% and FSS International represented 28.6% and 27.5% for the three months ended March 28, 2025 and March 29, 2024, respectively.

	Six Months Ended		Change
	March 28, 2025	March 29, 2024	$	%
Revenue	$8,831.4	$8,607.7	$223.7	2.6%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	8,070.9	7,914.3	156.6	2.0%
Other operating expenses	369.1	367.4	1.7	0.4%
Total costs and expenses	8,440.0	8,281.7	158.3	1.9%
Operating income	391.4	326.0	65.4	20.1%
Interest Expense, net	165.5	200.9	(35.4)	(17.6)%
Income Before Income Taxes	225.9	125.1	100.8	80.6%
Provision for Income Taxes	58.2	43.6	14.6	33.7%
Net income	$167.7	$81.5	$86.2	105.7%

	Six Months Ended		Change
Revenue by Segment(1)	March 28, 2025	March 29, 2024	$	%
FSS United States	$6,357.4	$6,256.2	$101.2	1.6%
FSS International	2,474.0	2,351.5	122.5	5.2%
	$8,831.4	$8,607.7	$223.7	2.6%

	Six Months Ended		Change
Operating Income by Segment	March 28, 2025	March 29, 2024	$	%
FSS United States	$345.4	$319.1	$26.3	8.2%
FSS International	105.2	88.8	16.4	18.5%
Corporate	(59.2)	(81.9)	22.7	27.7%
	$391.4	$326.0	$65.4	20.1%
(1) As a percentage of total revenue, FSS United States represented 72.0% and 72.7% and FSS International represented 28.0% and 27.3% for the six months ended March 28, 2025 and March 29, 2024, respectively.
Consolidated Overview
Revenue increased by approximately 1.9% and 2.6% during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth, partially offset by the negative impact of foreign currency translation (1.2% and 1.3% for the three and six month periods, respectively) as well as the exit of some lower margin accounts occurring later in fiscal 2024 and fewer operating days due to weather-related closures within the FSS United States segment. Additionally, for the three month period of fiscal 2025, the FSS United States segment revenue was impacted by fewer operating days due to a calendar shift at several universities.
The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and six months ended March 28, 2025 and March 29, 2024 (in millions).

	Three Months Ended				Six Months Ended
	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,775.6	90.8%	$2,778.5	91.3%	$5,755.5	90.5%	$5,697.8	91.1%
FSS International	1,144.1	93.6%	1,090.7	94.3%	2,315.4	93.6%	2,216.5	94.3%
	$3,919.7	91.6%	$3,869.2	92.1%	$8,070.9	91.4%	$7,914.3	91.9%
The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and six months ended March 28, 2025 and March 29, 2024.

	Three Months Ended		Six Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Food and support service costs	30.1%	29.8%	30.5%	30.2%
Personnel costs	47.2%	45.4%	46.0%	44.6%
Other direct costs	22.7%	24.8%	23.5%	25.2%
	100.0%	100.0%	100.0%	100.0%
Operating income increased by $15.1 million and $65.4 million during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively, driven by base business growth, cost management and supply chain efficiencies. The increase during the three month period of fiscal 2025 was partially offset by fewer operating days due to a calendar shift at several universities within the FSS United States segment. The increase in operating income during the six month period of fiscal 2025 was also attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), which was partially offset by higher contingent consideration expenses as compared to the prior year period ($10.6 million).
Interest Expense, net, increased by 3.9% during the three month period of fiscal 2025 compared to the prior year period due to the payment of $5.8 million of transaction costs related to the refinancing of United States dollar denominated Term B-8 Loans due 2030 (“U.S. Term B-8 Loans due 2030”) and a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-4 Loans due 2027 ("U.S. Term B-4 Loans due 2027") and 5.000% Senior Notes due April 2025 Notes (the "5.000% 2025 Notes"), partially offset by lower borrowings under the revolving credit facility.
Interest Expense, net, decreased by 17.6% during the six month period of fiscal 2025 compared to the prior year period due to the prior year payment of a $23.9 million call premium, a prior year $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% Senior Notes due May 2025 (the "6.375% 2025 Notes"), a prior year $1.6 million write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-5 Loans due 2028 and United States dollar denominated Term B-6 Loans due 2030, transaction costs related to the repricing of these loans and lower borrowings under the Receivables Facility and revolving credit facility.
The Provision for Income Taxes for the three and six month periods of fiscal 2025 was recorded at an effective tax rate of 26.6% and 25.8%, respectively. The Provision for Income Taxes for the three and six month periods of fiscal 2024 was recorded at an effective tax rate of 27.1% and 34.8%, respectively. During the six month period of fiscal 2024, we recorded a $7.1 million valuation allowance adjustment against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 6 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change	Six Months Ended		Change
	March 28, 2025	March 29, 2024	%	March 28, 2025	March 29, 2024	%
Business & Industry	$449.6	$396.7	13.3%	$881.8	$779.8	13.1%
Education	1,011.5	1,039.5	(2.7)%	2,152.6	2,151.8	—%
Healthcare	411.5	405.5	1.5%	816.1	804.6	1.4%
Sports, Leisure & Corrections	799.1	763.6	4.6%	1,749.4	1,667.2	4.9%
Facilities & Other	384.7	438.1	(12.2)%	757.5	852.8	(11.2)%
	$3,056.4	$3,043.4	0.4%	$6,357.4	$6,256.2	1.6%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue increased by approximately 0.4% and 1.6% during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively, primarily attributable to base business growth. Specifically, for both the three and six month periods: the Business & Industry sector increase was due to volume growth in base business and net new business; the Sports, Leisure and Corrections sector increase was driven by higher net new business within the Corrections business; the Facilities & Other sector decrease resulted from the exit of some lower margin accounts in late fiscal 2024, partially offset by increased revenues from procurement services; and various sectors were negatively impacted by fewer operating days due to weather-related closures. Additionally, for the three month period of fiscal 2025, the Education sector revenue was impacted by fewer operating days due to a calendar shift.
Operating income increased by $7.4 million and $26.3 million during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively. The increase during both the three and six month periods of fiscal 2025 was primarily attributable to base business growth and supply chain efficiencies. The increase during the three month period of fiscal 2025 was partially offset by fewer operating days due to a calendar shift in the Education sector. The increase during the six month period of fiscal 2025 was partially offset by higher contingent consideration expenses as compared to the prior year period ($10.6 million).
FSS International Segment
FSS International segment revenue increased by approximately 5.8% and 5.2% during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business and net new business growth, partially offset by the negative impact of foreign currency translation (4.2% and 4.6% for the three and six month periods, respectively).
Operating income increased by $9.0 million and $16.4 million during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth, cost management and supply chain efficiencies.
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, increased by $1.3 million and decreased by $22.7 million during the three and six month periods of fiscal 2025 compared to the prior year periods, respectively. The decrease during the six month period of fiscal 2025 was mainly attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), partially offset by increases in acquisition costs and share-based compensation expense.
Liquidity and Capital Resources
Overview
As of March 28, 2025, we had $920.5 million of cash and cash equivalents, $43.3 million of marketable securities, $1,043.4 million of availability under our senior secured revolving credit facility and $14.0 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of March 28, 2025, we had $1,320.8 million of outstanding foreign currency borrowings.
On March 19, 2025, we issued €400.0 million of euro denominated 4.375% Senior Notes due April 2033 (the "4.375% 2033 Notes"). We used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay at maturity, April 1, 2025, all of the €325.0 million outstanding aggregate principal amount of euro denominated 3.125% Senior Notes due April 2025 (the "3.125% 2025 Notes") and the remainder for general corporate purposes, including reduction of debt (see Note 3 to the condensed consolidated financial statements).
We entered into a credit agreement on March 28, 2017 (as subsequently amended the "Credit Agreement"). On February 18, 2025, we entered into an incremental amendment to the Credit Agreement (“Incremental Amendment No. 17”) to provide for, among other things, the establishment of new term loans comprised of new United States dollar denominated Term B-8 Loans ("New U.S. Term B-8 Loans due 2030") in an amount equal to $1,395.0 million, in the form of a fungible upsize to the existing U.S. Term B-8 Loans due 2030. The New U.S. Term B-8 Loans due 2030 were funded in full on the closing date of Incremental Amendment No. 17 and were applied to: (a) repay in full $839.3 million of the U.S. Term B-4 Loans due 2027 previously outstanding under the Credit Agreement; (b) to redeem the entire $551.5 million aggregate principal amount outstanding of the 5.000% 2025 Notes; and (c) to pay fees, premiums, expenses and other transaction costs in connection with the foregoing (see Note 3 to the condensed consolidated financial statements).
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
The table below summarizes our cash activity (in millions):

	Six Months Ended
	March 28, 2025	March 29, 2024
Net cash used in operating activities	$(331.2)	$(435.8)
Net cash used in investing activities	(482.5)	(289.8)
Net cash provided by (used in) financing activities	1,066.6	(833.0)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities decreased by $104.6 million during the six month period of fiscal 2025 compared to the prior year period. The decrease was driven by higher net income, lower payments made to clients on contracts and a lower use of cash from the change in operating assets and liabilities compared to the prior year period, partially offset by unfavorable non-cash gains and losses.

The favorable change in operating assets and liabilities compared to the prior year period of $13.5 million was primarily due to:
•Receivables by $110.3 million, resulting in a lower use of cash due to the timing of collections; and
•Accrued expenses by $34.5 million, resulting in a lower use of cash primarily due to the timing of interest payments and lower recognition of deferred income in our Higher Education business, partially offset by higher employee incentive payments and higher commission payments mainly in our Sports business.
These changes in operating assets and liabilities more than offset:
•Accounts payable by $83.7 million, resulting in a higher use of cash due to the timing of disbursements;
•Inventories by $24.6 million, resulting in a use of cash during the six month period of fiscal 2025 compared to a source of cash in the prior period due to increased purchases from new business; and
•Prepayments by $23.1 million, resulting in a higher use of cash due to the timing of insurance and other annual contractual payments compared to the prior period.
The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $192.6 million higher during the six month period of fiscal 2025 compared to the prior year period primarily due to higher acquisitions of certain businesses ($155.1 million) and higher purchases of property and equipment ($32.6 million).
Cash Flows Provided by (Used in) Financing Activities
During the six month period of fiscal 2025, cash provided by financing activities was primarily impacted by the following:
•the upsizing of the U.S. Term B-8 Loans due 2030 ($1,395.0 million);
•borrowings under the Receivables Facility ($586.0 million);
•the issuance of the 4.375% 2033 Notes ($429.7 million); and
•borrowings under the revolving credit facility ($275.9 million).
These sources of cash were partially offset by repayment of the U.S. Term B-4 Loans due 2027 ($839.3 million), redemption of the 5.000% 2025 Notes ($551.5 million) and the repurchase of common stock through the share repurchase program ($109.3 million).
During the six month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million), offset by borrowings under the Receivables Facility ($600.0 million) and borrowings under the revolving credit facility ($179.3 million).
The "Other financing activities" caption also reflects a use of cash during the six month periods of fiscal 2025 and fiscal 2024 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The six month period of fiscal 2025 includes the payment of transactions costs related to the issuance of the 4.375% 2033 Notes and the U.S. Term B-8 Loans due 2030 ($15.1 million). The six month period of fiscal 2024 includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of March 28, 2025, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	March 28, 2025
Net income Attributable to ASI stockholders	$348.0
Interest expense, net	331.3
Provision for Income Taxes	117.7
Depreciation and Amortization	451.1
Share-based compensation expense(1)	63.1
Unusual or non-recurring gains(2)	(25.1)
Pro forma EBITDA for certain transactions(3)	28.5
Other(4)	95.3
Covenant Adjusted EBITDA	$1,409.9
(1)    Represents non-cash share-based compensation expense resulting from the application of accounting for stock options, stock appreciation rights, restricted stock units, performance stock units and deferred stock unit awards.
(2)    Represents the fiscal 2024 gain from the sale of our remaining equity investment in the San Antonio Spurs NBA franchise ($25.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($52.8 million), non-cash adjustments to inventory based on expected usage ($18.2 million), charges related to a ruling on a foreign tax matter ($6.8 million), severance charges ($6.7 million), non-cash charges related to the impairment of a trade name ($3.3 million), contingent consideration expense related to acquisition earn outs, net of reversals ($2.4 million), the impact of hyperinflation in Argentina ($1.9 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended March 28, 2025 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.70x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.62x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of March 28, 2025. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of March 28, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $95.2 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount as of March 28, 2025 and September 27, 2024 was $43.3 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of March 28, 2025 has not materially changed from September 27, 2024 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024). However, we completed several debt related transactions during the second quarter of fiscal 2025 that may impact our related exposure to this market risk. First, we repaid in full $839.3 million of the U.S. Term B-4 Loans due 2027 and redeemed the entire $551.5 million aggregate principal amount outstanding of the 5.000% 2025 Notes. In connection with the repayment and redemption, we completed a syndication process for New U.S. Term B-8 Loans due 2030 in an aggregate principal amount of $1,395.0 million. In addition, we issued €400.0 million of the 4.375% 2033 Notes, using a portion of the net proceeds to repay all of the 3.125% 2025 Notes on April 1, 2025 and the remainder for general corporate purposes, including reduction of debt. Lastly, during the three months ended March 28, 2025, interest rate swaps with a notional amount of $800.0 million matured and interest rate swaps with a notional amount of $700.0 million were entered into. See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of March 28, 2025.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings
From time to time, we and our subsidiaries are party to various legal actions, proceedings and investigations involving claims incidental to the conduct of our business, including those brought by clients, customers, employees, government entities and third parties under, among others, federal, state, international, national, provincial and local employment laws, wage and hour laws, discrimination laws, immigration laws, human health and safety laws, import and export controls and customs laws, environmental laws, environmental, social and governance related non-financial disclosure laws, false claims or whistleblower statutes, minority, women and disadvantaged business enterprise statutes, tax codes, antitrust and competition laws, consumer protection statutes, procurement regulations, intellectual property laws, food safety and sanitation laws, cost and accounting principles, the Foreign Corrupt Practices Act, the U.K. Bribery Act, other anti-corruption laws, lobbying laws, motor carrier safety laws, data privacy and security laws and alcohol licensing and service laws, or alleging negligence and/or breaches of contractual and other obligations. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of March 28, 2025.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended March 28, 2025 was as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Units)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
December 28, 2024 to January 24, 2025	620,492	$37.37	620,492	$475,887
January 25, 2025 to February 21, 2025	877,215	37.05	877,215	443,390
February 22, 2025 to March 28, 2025	1,565,397	34.92	1,565,397	388,721
Total	3,063,104		3,063,104
(1) On November 5, 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of our outstanding common stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the three months ended March 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2025.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
4.1
Indenture, dated as of March 19, 2025, among Aramark International Finance S.à.r.l., as issuer, Aramark, as parent guarantor, Aramark Services, Inc., as a guarantor, the subsidiary guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, as paying agent and transfer agent, and U.S. Bank Europe, as registrar (incorporated by reference to Exhibit 4.1 to Aramark’s Current Report filed with the SEC on March 19, 2025, pursuant to the Exchange Act (file number 001-36223)).

4.2	Form of 4.375% Senior Notes due 2033 (included in Exhibit 4.1).
10.1
Incremental Amendment No. 17 (the “Amendment”), dated as of February 18, 2025, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on August 6, 2024, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended March 28, 2025 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 28, 2025 and September 27, 2024; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 28, 2025 and March 29, 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 28, 2025 and March 29, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2025 and March 29, 2024; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended March 28, 2025 and March 29, 2024; and (vi) Notes to condensed consolidated financial statements.

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