Form 10-Q
period 2025-06-27
Aramark
filed 2025-08-05
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 25, 2025, the number of shares of the registrant's common stock outstanding is 262,850,908.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 27, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$501,485	$672,483
Receivables (less allowances: $35,098 and $34,259)	2,357,475	2,096,928
Inventories	394,214	387,601
Prepayments and other current assets	275,363	249,550
Total current assets	3,528,537	3,406,562
Property and Equipment, net	1,702,075	1,573,193
Goodwill	4,852,720	4,677,201
Other Intangible Assets	1,899,911	1,804,602
Operating Lease Right-of-use Assets	706,828	638,659
Other Assets	593,607	574,154
	$13,283,678	$12,674,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$41,113	$964,286
Current operating lease liabilities	60,624	54,163
Accounts payable	1,137,859	1,394,007
Accrued payroll and related expenses	464,991	518,912
Accrued expenses and other current liabilities	1,033,410	1,282,842
Total current liabilities	2,737,997	4,214,210
Long-Term Borrowings	6,253,834	4,307,171
Noncurrent Operating Lease Liabilities	259,687	241,012
Deferred Income Taxes	371,842	375,378
Other Noncurrent Liabilities	562,090	490,132
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	14,097	7,494
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 307,793,845 shares and 304,285,195 shares; and outstanding: 262,644,222 shares and 263,939,983 shares)	3,078	3,043
Capital surplus	4,014,513	3,931,932
Retained earnings	393,744	239,709
Accumulated other comprehensive loss	(151,717)	(132,457)
Treasury stock (held in treasury: 45,149,623 shares and 40,345,212 shares)	(1,175,487)	(1,003,253)
Total stockholders' equity	3,084,131	3,038,974
	$13,283,678	$12,674,371

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue	$4,626,451	$4,376,076	$13,457,835	$12,983,754
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,256,343	4,040,866	12,327,229	11,955,096
Depreciation and amortization	121,822	108,132	352,085	322,794
Selling and general corporate expenses	65,699	65,399	204,495	218,149
Total costs and expenses	4,443,864	4,214,397	12,883,809	12,496,039
Operating income	182,587	161,679	574,026	487,715
Interest Expense, net	86,401	81,478	251,909	282,417
Income Before Income Taxes	96,186	80,201	322,117	205,298
Provision for Income Taxes	24,234	22,080	82,489	65,658
Net income	71,952	58,121	239,628	139,640
Less: Net income (loss) attributable to noncontrolling interests	169	(5)	372	(471)
Net income attributable to Aramark stockholders	$71,783	$58,126	$239,256	$140,111

Earnings per share attributable to Aramark stockholders:
Basic	$0.27	$0.22	$0.91	$0.53
Diluted	$0.27	$0.22	$0.90	$0.53
Weighted Average Shares Outstanding:
Basic	262,660	263,390	264,118	262,761
Diluted	265,347	266,577	267,180	265,387

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income	$71,952	$58,121	$239,628	$139,640
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,544	1,527	(2,438)	(3,719)
Fair value of cash flow hedges	(9,908)	(6,145)	(16,822)	(34,324)
Other comprehensive income (loss), net of tax	14,636	(4,618)	(19,260)	(38,043)
Comprehensive income	86,588	53,503	220,368	101,597
Less: Net income (loss) attributable to noncontrolling interests	169	(5)	372	(471)
Comprehensive income attributable to Aramark stockholders	$86,419	$53,508	$219,996	$102,068

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$239,628	$139,640
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	352,085	322,794
Increase in contingent consideration liability (see Note 11)	11,127	—
Deferred income taxes	(263)	(11,948)
Share-based compensation expense	44,721	46,895
Changes in operating assets and liabilities
Receivables	(207,828)	(236,390)
Inventories	1,361	27,632
Prepayments and Other Current Assets	(33,163)	(3,548)
Accounts Payable	(275,591)	(224,211)
Accrued Expenses	(344,116)	(353,730)
Payments made to clients on contracts	(99,453)	(108,262)
Other operating activities	56,965	106,027
Net cash used in operating activities	(254,527)	(295,101)
Cash flows from investing activities:
Purchases of property and equipment and other	(347,039)	(288,140)
Disposals of property and equipment	4,325	17,228
Purchases of marketable securities	—	(71,215)
Proceeds from marketable securities	—	71,215
Acquisition of certain businesses, net of cash acquired	(263,043)	(106,334)
Other investing activities	(8,421)	(2,158)
Net cash used in investing activities	(614,178)	(379,404)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,222,037	298,329
Payments of long-term borrowings	(1,851,545)	(1,591,906)
Net change in funding under the Receivables Facility	570,000	599,000
Payments of dividends	(83,222)	(74,853)
Proceeds from issuance of common stock	36,427	24,872
Repurchase of common stock	(140,156)	—
Other financing activities	(74,164)	(56,006)
Net cash provided by (used in) financing activities	679,377	(800,564)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	14,419	(1,769)
Decrease in cash and cash equivalents and restricted cash	(174,909)	(1,476,838)
Cash and cash equivalents and restricted cash, beginning of period	732,613	1,972,367
Cash and cash equivalents and restricted cash, end of period	$557,704	$495,529

Supplemental disclosure of cash flow information	Nine Months Ended
(in thousands)	June 27, 2025	June 28, 2024
Interest paid	$226,652	$267,273
Income taxes paid	109,252	90,290
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	June 27, 2025	June 28, 2024
Cash and cash equivalents	$501,485	$436,075
Restricted cash in Prepayments and other current assets	56,219	59,454
Total cash and cash equivalents and restricted cash	$557,704	$495,529

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	105,619			105,619
Other comprehensive loss	(28,920)				(28,920)
Capital contributions from issuance of common stock	15,413	25	15,388
Share-based compensation expense of equity awards	14,388		14,388
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(31,293)					(31,293)
Dividends declared ($0.105 per share)	(29,858)			(29,858)
Balance, December 27, 2024	$3,081,884	$3,068	$3,959,269	$315,470	$(161,377)	$(1,034,546)
Net income attributable to Aramark stockholders	61,854			61,854
Other comprehensive loss	(4,976)				(4,976)
Capital contributions from issuance of common stock	4,605	2	4,603
Share-based compensation expense of equity awards	15,566		15,566
Repurchases of common stock	(111,039)					(111,039)
Dividends declared ($0.105 per share)	(27,824)			(27,824)
Balance, March 28, 2025	$3,020,070	$3,070	$3,979,438	$349,500	$(166,353)	$(1,145,585)
Net income attributable to Aramark stockholders	71,783			71,783
Other comprehensive income	14,636				14,636
Capital contributions from issuance of common stock	20,774	8	20,766
Share-based compensation expense of equity awards	14,309		14,309
Repurchase of common stock	(29,902)					(29,902)
Dividends declared ($0.105 per share)	(27,539)			(27,539)
Balance, June 27, 2025	$3,084,131	$3,078	$4,014,513	$393,744	$(151,717)	$(1,175,487)

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	28,536			28,536
Other comprehensive loss	(22,183)				(22,183)
Capital contributions from issuance of common stock	8,228	13	8,215
Share-based compensation expense of equity awards	13,654		13,654
Repurchases of common stock	(12,333)					(12,333)
Separation of Uniform Segment (See Note 1)	(855,105)			(886,514)	31,409
Dividends declared ($0.095 per share)	(26,881)			(26,881)
Balance, December 29, 2023	$2,846,634	$3,024	$3,847,489	$79,299	$(89,011)	$(994,167)
Net income attributable to Aramark stockholders	53,449			53,449
Other comprehensive loss	(11,242)				(11,242)
Capital contributions from issuance of common stock	13,594	7	13,587
Share-based compensation expense of equity awards	15,790		15,790
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchases of common stock	(3,445)					(3,445)
Separation of Uniform Segment (See Note 1)	3,078			3,078
Dividends declared ($0.095 per share)	(24,947)			(24,947)
Balance, March 29, 2024	$2,891,140	$3,031	$3,875,095	$110,879	$(100,253)	$(997,612)
Net income attributable to Aramark stockholders	58,126			58,126
Other comprehensive loss	(4,618)				(4,618)
Capital contributions from issuance of common stock	10,731	6	10,725
Share-based compensation expense of equity awards	17,451		17,451
Repurchase of common stock	(3,914)					(3,914)
Dividends declared ($0.095 per share)	(24,992)			(24,992)
Balance, June 28, 2024	$2,943,924	$3,037	$3,903,271	$144,013	$(104,871)	$(1,001,526)

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	June 27, 2025			June 28, 2024
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$71,952			$58,121
Foreign currency translation adjustments	24,544	—	24,544	1,527	—	1,527
Fair value of cash flow hedges	(13,389)	3,481	(9,908)	(8,304)	2,159	(6,145)
Other comprehensive income (loss)	11,155	3,481	14,636	(6,777)	2,159	(4,618)
Comprehensive income			86,588			53,503
Less: Net income (loss) attributable to noncontrolling interests			169			(5)
Comprehensive income attributable to Aramark stockholders			$86,419			$53,508

	Nine Months Ended
	June 27, 2025			June 28, 2024
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$239,628			$139,640
Foreign currency translation adjustments	(2,438)	—	(2,438)	(3,719)	—	(3,719)
Fair value of cash flow hedges	(22,732)	5,910	(16,822)	(46,384)	12,060	(34,324)
Other comprehensive loss	(25,170)	5,910	(19,260)	(50,103)	12,060	(38,043)
Comprehensive income			220,368			101,597
Less: Net income (loss) attributable to noncontrolling interests			372			(471)
Comprehensive income attributable to Aramark stockholders			$219,996			$102,068

For the nine months ended June 28, 2024, the amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and a $26.3 million currency translation adjustment related to the separation and distribution of the Uniform segment (discussed below).
Accumulated other comprehensive loss consists of the following (in thousands):

	June 27, 2025	September 27, 2024
Pension plan adjustments	$(20,233)	$(20,233)
Foreign currency translation adjustments	(151,138)	(148,700)
Cash flow hedges	19,654	36,476
	$(151,717)	$(132,457)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement, reflected in the Condensed Consolidated Statements of Income, was a foreign currency transaction loss of $1.7 million and $3.0 million during the three and nine month periods ended June 27, 2025, respectively, and $0.4 million and $5.2 million during the three and nine month periods ended June 28, 2024, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and nine month periods of both fiscal 2025 and 2024 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 27, 2025. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of June 27, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $97.7 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount of these investments as of June 27, 2025 and September 27, 2024 was $43.7 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
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
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of June 27, 2025 and September 27, 2024 was $112.6 million and $84.0 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of June 27, 2025 and September 27, 2024 was $46.9 million and $35.4 million, respectively.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of June 27, 2025 and September 27, 2024, the Company had $2.3 million and $2.6 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $33.1 million at June 27, 2025 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at June 27, 2025.
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
Under these agreements, the Company will continue to provide certain services to Vestis following the separation and distribution. The agreements do not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the three and nine months ended June 27, 2025, the value of the services provided to Vestis were immaterial to the Company's financial statements with no outstanding receivables balance as of June 27, 2025 and September 27, 2024. During the three and nine months ended June 28, 2024, the value of the services provided to Vestis were $2.3 million and $10.4 million, respectively.
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
Changes in total goodwill during the nine months ended June 27, 2025 are as follows (in thousands):

Segment	September 27, 2024	Acquisitions	Translation	June 27, 2025
FSS United States	$4,184,547	$45,375	$(34)	$4,229,888
FSS International	492,654	111,477	18,701	622,832
	$4,677,201	$156,852	$18,667	$4,852,720

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	June 27, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,284,061	$(592,045)	$692,016	$1,168,108	$(521,102)	$647,006
Trade names	1,271,535	(63,640)	1,207,895	1,197,486	(39,890)	1,157,596
	$2,555,596	$(655,685)	$1,899,911	$2,365,594	$(560,992)	$1,804,602
Amortization of intangible assets for the nine months ended June 27, 2025 and June 28, 2024 was $90.6 million and $78.8 million, respectively.
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	June 27, 2025	September 27, 2024
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$445,013	$30,138
Term A Loans due August 2029	488,053	499,624
United States Term B Loans due June 2030	2,398,539	1,073,060
United States Term B Loans due April 2028	726,508	725,504
United States Term B Loans due January 2027	—	836,680
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	463,711	—
5.000% Senior Unsecured Notes due February 2028	1,145,576	1,144,404
5.000% Senior Unsecured Notes due April 2025	—	550,789
3.125% Senior Unsecured Notes (EUR) due April 2025	—	362,459
Other:
Receivables Facility due July 2026	570,000	—
Finance leases	51,312	40,440
Other	6,235	8,359
	6,294,947	5,271,457
Less—current portion	(41,113)	(964,286)
	$6,253,834	$4,307,171
As of June 27, 2025, there were $1,058.7 million of outstanding foreign currency borrowings.
As of June 27, 2025, there was $906.5 million of availability under the senior secured revolving credit facility and $30.0 million of availability under the Receivables Facility.
3.125% Senior Notes (EUR) due April 2025
On April 1, 2025, Aramark International Finance S.à.r.l. ("AIFS"), an indirect wholly owned subsidiary of the Company, fully repaid the €325.0 million outstanding aggregate principal amount of AIFS’ euro denominated 3.125% 2025 Senior Notes due April 2025 (the "3.125% 2025 Notes") at maturity, using a portion of the net proceeds from the issuance and sale of the euro denominated 4.375% Senior Notes due April 2033 (the "4.375% 2033 Notes").
4.375% Senior Notes (EUR) due April 2033
On March 19, 2025, AIFS issued €400.0 million of 4.375% 2033 Notes, and used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay the 3.125% 2025 Notes and the remainder for general corporate purposes, including reduction of debt. The Company capitalized €4.4 million in third-party costs directly attributable to the issuance and sale of the 4.375% 2033 Notes. The capitalized costs are amortized using the effective interest method over the term of the 4.375% 2033 Notes and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of June 27, 2025 as a direct deduction from the carrying value of the notes.
The 4.375% 2033 Notes were issued pursuant to an indenture (the "2033 Notes Indenture"), entered into by and among AIFS, the Company, Aramark Services, Inc. ("ASI") and certain other Aramark entities, as guarantors, U.S. Bank Trust Company,

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The 2033 Notes Indenture contains covenants limiting ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; create or allow any restriction on the ability of restricted subsidiaries to make payments to ASI; enter into sale and leaseback transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of ASI and its subsidiaries' assets on a consolidated basis; and designate ASI's subsidiaries as unrestricted subsidiaries. The Company will not be subject to the covenants that apply to ASI or its restricted subsidiaries under the 2033 Notes Indenture. The 2033 Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 4.375% 2033 Notes to become or to be declared due and payable. Further, a failure to pay any obligations under the 2033 Notes Indenture as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of ASI’s other outstanding debt obligations, including the other senior notes and obligations under the senior secured credit facilities.
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
The U.S. Term B-8 Loans due 2030 require the payment of installments in the quarterly principal amount of $6.3 million from March 31, 2025 through March 31, 2030, and $2,346.4 million at maturity. The U.S. Term B-8 Loans due 2030 are subject to substantially similar terms relating to guarantees, collateral, mandatory prepayments and covenants that are applicable to ASI’s other Term B Loans outstanding under the Credit Agreement.
The Company capitalized $4.6 million of transaction costs directly attributable to the refinancing in Amendment No. 17, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of June 27, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Statement of Cash Flows for the nine months ended June 27, 2025. Additionally, the Company recorded $8.3 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the nine months ended June 27, 2025, consisting of a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-4 Loans due 2027 and the 5.000% 2025 Notes and the payment of $5.8 million of transaction costs related to the refinancing.
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
6.375% Senior Notes due 2025 Repayment
On October 2, 2023, the Company fully redeemed the $1,500.0 million 6.375% 2025 Senior Notes due May 2025 (the "6.375% 2025 Notes") in conjunction with the separation and distribution of the Uniform segment (see Note 1). The Company recorded $31.8 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the nine months ended June 28, 2024, consisting of the payment of a $23.9 million call premium and a $7.9 million non-cash loss for the write-off of unamortized deferred financing costs on the 6.375% 2025 Notes. The amount paid for the call premium is included within "Other financing activities" on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2024.
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
Cash Flow Hedges
The Company has $2.4 billion notional amount of outstanding interest rate swap agreements as of June 27, 2025, which fix the rate on a like amount of variable rate borrowings with varying maturities through May 2028. During the nine months ended June 27, 2025, interest rate swaps with notional amounts of $800.0 million matured. The Company entered into $900.0 million notional amount of interest rate swap agreements during the nine months ended June 27, 2025 to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of June 27, 2025 and September 27, 2024, $19.7 million

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and $36.5 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Interest rate swap agreements(1)	$(4,723)	$10,820	$11,735	$10,705

(1)	Change in amounts driven by fluctuations in forward interest rates, the maturity of previously existing interest rate swaps and the initiation of new interest rate swaps.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 27, 2025	September 27, 2024
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$—	$8,134
Interest rate swap agreements	Other Assets	29,098	41,158
		$29,098	$49,292

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	$2,538	$—
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Interest rate swap agreements	Interest Expense, net	$(8,666)	$(19,124)	$(34,467)	$(57,089)
As of June 27, 2025, the Company has a euro denominated term loan in the amount of €90.5 million. The term loan was designated as a hedge of the Company's net euro currency exposure represented by certain holdings in the Company's European affiliates.
At June 27, 2025, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $17.0 million.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
FSS United States:
Business & Industry	$500.8	$427.5	$1,382.6	$1,207.3
Education	811.9	779.6	2,964.5	2,931.4
Healthcare	413.1	411.8	1,229.2	1,216.4
Sports, Leisure & Corrections	1,123.6	1,083.9	2,873.0	2,751.1
Facilities & Other	397.8	441.7	1,155.3	1,294.5
Total FSS United States	3,247.2	3,144.5	9,604.6	9,400.7

FSS International:
Europe	795.5	700.9	2,123.6	1,963.1
Rest of World	583.7	530.7	1,729.6	1,620.0
Total FSS International	1,379.2	1,231.6	3,853.2	3,583.1

Total Revenue	$4,626.4	$4,376.1	$13,457.8	$12,983.8
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
During the nine months ended June 27, 2025, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended June 27, 2025, the Company recognized $311.5 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances are summarized in the following table (in millions):

	June 27, 2025	September 27, 2024
Deferred income	$134.3	$352.5

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. INCOME TAXES:
During the three and nine months ended June 27, 2025, the company recorded a benefit to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $3.1 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business.
During the nine months ended June 28, 2024, the Company recorded a valuation allowance adjustment to the "Provision for Income Taxes" on the Condensed Consolidated Statements of Income of $7.1 million against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment.
In 2021, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. Guided by the OECD framework, more than 140 countries have agreed to enact Pillar Two legislation. The Company currently operates in several countries which will be subject to Pillar Two. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules which apply to the Company for fiscal years 2025 through 2027. The Company currently expects to meet the safe harbor requirements in each country subject to Pillar Two in which it operates but will continue to monitor and reflect the impact of legislative changes in future periods, as appropriate. The Pillar Two legislation has no material impact on the condensed consolidated financial statements, and the Company does not expect the impact will be material in future periods.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB Act contains a broad range of tax reform measures, including provisions that extend or modify certain elements of the Tax Cuts and Jobs Act. The new law has a range of effective dates, with certain changes taking effect in fiscal year 2025 and others that become effective in future periods. The Company is currently assessing the impact of the provisions on its consolidated financial statements.
NOTE 7. STOCKHOLDERS' EQUITY:
On July 22, 2025, a $0.105 dividend per share of common stock was declared, payable on August 20, 2025, to stockholders of record on the close of business on August 6, 2025.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the nine months ended June 27, 2025, the Company repurchased 4.0 million shares of its common stock for $140.2 million.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At June 27, 2025 and September 27, 2024, zero shares of preferred stock were issued or outstanding.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Earnings:
Net income attributable to Aramark stockholders	$71,783	$58,126	$239,256	$140,111
Shares:
Basic weighted-average shares outstanding	262,660	263,390	264,118	262,761
Effect of dilutive securities	2,687	3,187	3,062	2,626
Diluted weighted-average shares outstanding	265,347	266,577	267,180	265,387

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.27	$0.22	$0.91	$0.53
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.27	$0.22	$0.90	$0.53
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Share-based awards(1)	6.8	8.8	6.6	9.9
Performance stock units(2)	1.6	1.4	1.6	1.4

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
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
Financial information by segment is as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenue	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
FSS United States	$3,247.2	$3,144.5	$9,604.6	$9,400.7
FSS International	1,379.2	1,231.6	3,853.2	3,583.1
Total Revenue	$4,626.4	$4,376.1	$13,457.8	$12,983.8

	Three Months Ended		Nine Months Ended
Operating Income	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
FSS United States	$160.0	$140.1	$505.4	$459.2
FSS International	49.1	52.3	154.3	141.1
Total Segment Operating Income	209.1	192.4	659.7	600.3
Corporate(1)	(26.5)	(30.7)	(85.7)	(112.6)
Total Operating Income	$182.6	$161.7	$574.0	$487.7
(1) Corporate includes general expenses not specifically allocated to an individual segment and share-based compensation expense for equity awards.

	Three Months Ended		Nine Months Ended
Reconciliation to Income Before Income Taxes	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Total Operating Income	$182.6	$161.7	$574.0	$487.7
Interest Expense, net	86.4	81.5	251.9	282.4
Income Before Income Taxes	$96.2	$80.2	$322.1	$205.3
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at June 27, 2025 and September 27, 2024 was $6,325.2 million and $5,300.7 million, respectively. The carrying value of the Company's debt at June 27, 2025 and September 27, 2024 was $6,294.9 million and $5,271.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation. During the nine months ended June 27, 2025, the Company adjusted the contingent consideration liability, resulting in expense of $11.1 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended and the contingent consideration liability at June 27, 2025 and September 27, 2024 was zero. The contingent consideration liability was fully paid out in the second quarter of fiscal 2025.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended June 27, 2025 and June 28, 2024 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended September 27, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 19, 2024.
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
Current Business Environment
Recent developments regarding tariffs and global trade have resulted in increased volatility and uncertainty for macroeconomic conditions. Since the beginning of the fiscal year, we have seen a moderation in global inflationary costs in product, energy and labor as well as in market interest rates, while we have continued to experience volatility in foreign currencies. Given the uncertainty of tariff policy and the resulting impact on current and future macroeconomic conditions, we may see continued volatility in foreign currencies as well as fluctuating trends in global inflationary costs and market interest rates in the near term. We regularly evaluate and believe we take appropriate actions when necessary to mitigate the risk in these areas. These actions include management of operating costs, including supply chain initiatives and pricing actions, and managing interest rate risk through the use of interest rate swaps and other risk mitigation strategies.
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
Results of Operations
The following tables present an overview of our results on a consolidated and segment basis with the amount of and percentage change between periods for the three and nine months ended June 27, 2025 and June 28, 2024 (in millions).

	Three Months Ended		Change
	June 27, 2025	June 28, 2024	$	%
Revenue	$4,626.4	$4,376.1	$250.3	5.7%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,256.3	4,040.8	215.5	5.3%
Other operating expenses	187.5	173.6	13.9	8.1%
Total costs and expenses	4,443.8	4,214.4	229.4	5.4%
Operating income	182.6	161.7	20.9	12.9%
Interest Expense, net	86.4	81.5	4.9	6.0%
Income Before Income Taxes	96.2	80.2	16.0	19.9%
Provision for Income Taxes	24.2	22.1	2.1	9.8%
Net income	$72.0	$58.1	$13.9	23.8%

	Three Months Ended		Change
Revenue by Segment(1)	June 27, 2025	June 28, 2024	$	%
FSS United States	$3,247.2	$3,144.5	$102.7	3.3%
FSS International	1,379.2	1,231.6	147.6	12.0%
	$4,626.4	$4,376.1	$250.3	5.7%

	Three Months Ended		Change
Operating Income by Segment	June 27, 2025	June 28, 2024	$	%
FSS United States	$160.0	$140.1	$19.9	14.3%
FSS International	49.1	52.3	(3.2)	(6.2)%
Corporate	(26.5)	(30.7)	4.2	13.6%
	$182.6	$161.7	$20.9	12.9%
(1) As a percentage of total revenue, FSS United States represented 70.2% and 71.9% and FSS International represented 29.8% and 28.1% for the three months ended June 27, 2025 and June 28, 2024, respectively.

	Nine Months Ended		Change
	June 27, 2025	June 28, 2024	$	%
Revenue	$13,457.8	$12,983.8	$474.0	3.7%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	12,327.2	11,955.1	372.1	3.1%
Other operating expenses	556.6	541.0	15.6	2.9%
Total costs and expenses	12,883.8	12,496.1	387.7	3.1%
Operating income	574.0	487.7	86.3	17.7%
Interest Expense, net	251.9	282.4	(30.5)	(10.8)%
Income Before Income Taxes	322.1	205.3	116.8	56.9%
Provision for Income Taxes	82.5	65.7	16.8	25.6%
Net income	$239.6	$139.6	$100.0	71.6%

	Nine Months Ended		Change
Revenue by Segment(1)	June 27, 2025	June 28, 2024	$	%
FSS United States	$9,604.6	$9,400.7	$203.9	2.2%
FSS International	3,853.2	3,583.1	270.1	7.5%
	$13,457.8	$12,983.8	$474.0	3.7%

	Nine Months Ended		Change
Operating Income by Segment	June 27, 2025	June 28, 2024	$	%
FSS United States	$505.4	$459.2	$46.2	10.1%
FSS International	154.3	141.1	13.2	9.3%
Corporate	(85.7)	(112.6)	26.9	23.9%
	$574.0	$487.7	$86.3	17.7%
(1) As a percentage of total revenue, FSS United States represented 71.4% and 72.4% and FSS International represented 28.6% and 27.6% for the nine months ended June 27, 2025 and June 28, 2024, respectively.
Consolidated Overview
Revenue increased by approximately 5.7% and 3.7% during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and additional operating days due to a calendar shift at several universities in the FSS United States segment, partially offset by the exit of some lower margin accounts occurring later in fiscal 2024. The increase in the three month period of fiscal 2025 was also attributable to net new business and a favorable impact of foreign currency translation (0.5%). The increase for the nine month period of fiscal 2025 was partially offset by the negative impact of foreign currency translation (0.7%).
The following table presents the cost of services provided (exclusive of depreciation and amortization) by segment and as a percent of revenue for the three and nine months ended June 27, 2025 and June 28, 2024 (in millions).

	Three Months Ended				Nine Months Ended
	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Cost of services provided (exclusive of depreciation and amortization)	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
FSS United States	$2,957.1	91.1%	$2,885.4	91.8%	$8,712.6	90.7%	$8,583.2	91.3%
FSS International	1,299.2	94.2%	1,155.4	93.8%	3,614.6	93.8%	3,371.9	94.1%
	$4,256.3	92.0%	$4,040.8	92.3%	$12,327.2	91.6%	$11,955.1	92.1%

The following table presents the percentages attributable to the components in cost of services provided (exclusive of depreciation and amortization) for the three and nine months ended June 27, 2025 and June 28, 2024.

	Three Months Ended		Nine Months Ended
Cost of services provided (exclusive of depreciation and amortization) components	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Food and support service costs	29.9%	29.5%	30.3%	29.9%
Personnel costs	45.6%	44.5%	45.9%	44.6%
Other direct costs	24.5%	26.0%	23.8%	25.5%
	100.0%	100.0%	100.0%	100.0%
Operating income increased by $20.9 million and $86.3 million during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively, driven by base business growth and supply chain efficiencies, partially offset by higher medical claims ($13.0 million and $12.5 million, respectively). The increase in operating income during the three month period of fiscal 2025 was partially offset by severance charges ($12.7 million). In addition, the increase in operating income during the nine month period of fiscal 2025 was attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), which was partially offset by higher amortization of acquisition-related intangible assets ($11.8 million) and higher contingent consideration expenses ($10.6 million).
Interest Expense, net, increased by 6.0% during the three month period of fiscal 2025 compared to the prior year period primarily due to the entering of new interest rate swap agreements at higher interest rates to replace maturing interest rate swap agreements. The interest costs were partially offset by the net effect of the retired United States dollar denominated Term B-4 Loans due January 2027 (“U.S. Term B-4 Loans due 2027”), the redeemed 5.000% Senior Notes due April 2025 (“5.000% 2025 Notes”) and the upsizing of the United States dollar denominated Term B-8 Loans due 2030 (“U.S. Term B-8 Loans due 2030”).
Interest Expense, net, decreased by 10.8% during the nine month period of fiscal 2025 compared to the prior year period due to the following: a prior year payment of a $23.9 million call premium; a prior year $7.9 million non-cash loss for the write-off of unamortized deferred financing costs related to the repayment of the 6.375% Senior Notes due May 2025 (the "6.375% 2025 Notes"); a prior year $1.6 million write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-5 Loans due 2028 and United States dollar denominated Term B-6 Loans due 2030; and transaction costs related to the repricing of these loans and lower borrowings under the Receivables Facility and revolving credit facility. The decrease was partially offset by the payment of $5.8 million of transaction costs related to the refinancing of the U.S. Term B-8 Loans due 2030, a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-4 Loans due 2027 and 5.000% 2025 Notes as well as the aforementioned increase referenced in the paragraph above.
The Provision for Income Taxes for the three and nine month periods of fiscal 2025 was recorded at an effective tax rate of 25.2% and 25.6%, respectively. The Provision for Income Taxes for the three and nine month periods of fiscal 2024 was recorded at an effective tax rate of 27.5% and 32.0%, respectively. During the three and nine month periods of fiscal 2025, we recorded an income tax benefit of $3.1 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business. During the nine month period of fiscal 2024, we recorded a $7.1 million valuation allowance adjustment against certain foreign tax credits, as it is more likely than not a tax benefit will not be realized due to the reduction of future forecasted foreign income as a result of the separation and distribution of the Uniform segment (see Note 6 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	June 27, 2025	June 28, 2024	%	June 27, 2025	June 28, 2024	%
Business & Industry	$500.8	$427.5	17.1%	$1,382.6	$1,207.3	14.5%
Education	811.9	779.6	4.1%	2,964.5	2,931.4	1.1%
Healthcare	413.1	411.8	0.3%	1,229.2	1,216.4	1.1%
Sports, Leisure & Corrections	1,123.6	1,083.9	3.7%	2,873.0	2,751.1	4.4%
Facilities & Other	397.8	441.7	(9.9)%	1,155.3	1,294.5	(10.8)%
	$3,247.2	$3,144.5	3.3%	$9,604.6	$9,400.7	2.2%
The Healthcare, Education and Facilities & Other sectors generally have high-single digit operating income margins and the Business & Industry and Sports, Leisure & Corrections sectors generally have mid-single digit operating income margins.
FSS United States segment revenue increased by approximately 3.3% and 2.2% during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively, primarily attributable to base business growth. Specifically, for both the three and nine month periods: the Business & Industry sector increase was due to volume growth in base business and net new business; the Education sector revenue was positively impacted by additional operating days due to a calendar shift at several universities; the Sports, Leisure and Corrections sector increase was driven by higher net new business within the Corrections business; and the Facilities & Other sector decrease resulted from the exit of some lower margin accounts in late fiscal 2024, partially offset by increased revenues from procurement services.
Operating income increased by $19.9 million and $46.2 million during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and supply chain efficiencies, partially offset by higher medical claims ($13.0 million and $12.5 million for the three and nine month periods, respectively). The increase during the three month period of fiscal 2025 was also attributable to a greater number of operating days due to a calendar shift in the Education sector, partially offset by severance charges ($4.4 million). The increase during the nine month period of fiscal 2025 was partially offset by higher contingent consideration expenses ($10.6 million) and higher amortization of acquisition-related intangible assets ($5.2 million).
FSS International Segment
FSS International segment revenue increased by approximately 12.0% and 7.5% during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and net new business growth. Additionally, the increase during the three month period of fiscal 2025 compared to the prior year period was favorably impacted by foreign currency translation (1.7%). The increase during the nine month period of fiscal 2025 was partially offset by the negative impact of foreign currency translation (2.5%).
Operating income decreased by $3.2 million during the three month period of fiscal 2025 compared to the prior year period primarily due to severance charges ($8.2 million), partially offset by base business growth and supply chain efficiencies. Operating income increased by $13.2 million during the nine month period of fiscal 2025 compared to the prior year period primarily attributable to base business growth and supply chain efficiencies, partially offset by severance charges ($8.2 million) and higher amortization of acquisition-related intangible assets ($6.6 million).
Corporate
Corporate expenses, those administrative expenses not allocated to the business segments, decreased by $4.2 million and $26.9 million during the three and nine month periods of fiscal 2025 compared to the prior year periods, respectively. The decrease during the three month period of fiscal 2025 was primarily attributable to lower share-based compensation expense. The decrease during the nine month period of fiscal 2025 was mainly attributable to prior year expenses related to the separation and distribution of the Uniform segment ($29.0 million), partially offset by an increase in acquisition costs.
Liquidity and Capital Resources
Overview
As of June 27, 2025, we had $501.5 million of cash and cash equivalents, $43.7 million of marketable securities, $906.5 million of availability under our senior secured revolving credit facility and $30.0 million of availability under our Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of June 27, 2025, we had $1,058.7 million of outstanding foreign currency borrowings.

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
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	June 27, 2025	June 28, 2024
Net cash used in operating activities	$(254.5)	$(295.1)
Net cash used in investing activities	(614.2)	(379.4)
Net cash provided by (used in) financing activities	679.4	(800.6)
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities decreased by $40.6 million during the nine month period of fiscal 2025 compared to the prior year period. The decrease was driven by higher net income, lower payments made to clients on contracts and favorable non-cash gains and losses, partially offset by a greater use of cash from the change in operating assets and liabilities as compared to the prior year period.
The unfavorable change in operating assets and liabilities compared to the prior year period of $69.1 million was primarily due to:
•Accounts payable by $51.4 million, resulting in a higher use of cash due to the timing of disbursements;
•Prepayments by $29.6 million, resulting in a higher use of cash due to the timing of insurance and other annual contractual payments compared to the prior period; and
•Inventories by $26.3 million, resulting in a lower source of cash due to increased purchases from new business.
These changes in operating assets and liabilities more than offset:
•Receivables by $28.6 million, resulting in a lower use of cash due to the timing of collections; and
•Accrued expenses by $9.6 million, resulting in a lower use of cash primarily due to the timing of interest payments and payroll, partially offset by higher employee incentive payments and higher commission payments mainly in our Sports business.
The "Other operating activities" caption in both periods reflect adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $234.8 million higher during the nine month period of fiscal 2025 compared to the prior year period primarily due to higher acquisitions of certain businesses ($156.7 million) and higher purchases of property and equipment ($58.9 million).

Cash Flows Provided by (Used in) Financing Activities
During the nine month period of fiscal 2025, cash provided by financing activities was primarily impacted by the following:
•the upsizing of the U.S. Term B-8 Loans due 2030 ($1,395.0 million);
•borrowings under the Receivables Facility ($570.0 million);
•the issuance of the 4.375% 2033 Notes ($429.7 million); and
•borrowings under the revolving credit facility ($394.7 million).
These sources of cash were partially offset by repayment of the U.S. Term B-4 Loans due 2027 ($839.3 million), redemption of the 5.000% 2025 Notes ($551.5 million), repayment of the 3.125% 2025 Notes ($363.4 million), and the repurchase of common stock through the share repurchase program ($140.2 million).
During the nine month period of fiscal 2024, cash used in financing activities was primarily impacted by repayment of the 6.375% 2025 Notes ($1,500.0 million), offset by borrowings under the Receivables Facility ($599.0 million) and borrowings under the revolving credit facility ($248.0 million).
The "Other financing activities" caption also reflects a use of cash during the nine month periods of fiscal 2025 and fiscal 2024 primarily related to taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes. The nine month period of fiscal 2025 includes the payment of contingent consideration obligations ($25.2 million) and transaction costs related to the issuance of the 4.375% 2033 Notes and the U.S. Term B-8 Loans due 2030 ($15.1 million). The nine month period of fiscal 2024 includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million) and contingent consideration obligations ($12.8 million).
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of June 27, 2025, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	June 27, 2025
Net income Attributable to ASI stockholders	$361.7
Interest expense, net	336.2
Provision for Income Taxes	119.8
Depreciation and Amortization	464.9
Share-based compensation expense(1)	59.9
Unusual or non-recurring gains(2)	(25.1)
Pro forma EBITDA for certain transactions(3)	22.1
Other(4)	112.6
Covenant Adjusted EBITDA	$1,452.1
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
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($53.7 million), severance charges ($19.4 million), non-cash adjustments to inventory based on expected usage ($18.2 million), charges related to a ruling on a foreign tax matter ($6.8 million), dividends from miscellaneous investments, net of earnings ($5.0 million), the impact of hyperinflation in Argentina ($3.3 million), contingent consideration expense related to acquisition earn outs, net of reversals ($2.4 million), legal charges related to an anti-trust review ($1.1 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended June 27, 2025 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.96x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	3.98x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of June 27, 2025. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of June 27, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $97.7 million and $94.7 million, respectively. The Captive also invests in United States Treasury securities where the amount as of June 27, 2025 and September 27, 2024 was $43.7 million and $42.3 million, respectively, and is recorded in "Prepayments and other current assets" on the Condensed Consolidated Balance Sheets.
Critical Accounting Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 19, 2024. For a more complete discussion of our accounting policies and critical accounting estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 19, 2024.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of June 27, 2025 has not materially changed from September 27, 2024 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024). However, we completed several debt related transactions during the second quarter of fiscal 2025 that may impact our related exposure to this market risk. First, we repaid in full $839.3 million of the U.S. Term B-4 Loans due 2027 and redeemed the entire $551.5 million aggregate principal amount outstanding of the 5.000% 2025 Notes. In connection with the repayment and redemption, we completed a syndication process for New U.S. Term B-8 Loans due 2030 in an aggregate principal amount of $1,395.0 million. In addition, we issued €400.0 million of the 4.375% 2033 Notes, using a portion of the net proceeds to repay all of the 3.125% 2025 Notes on April 1, 2025 and the remainder for general corporate purposes, including reduction of debt. Lastly, during the nine months ended June 27, 2025, interest rate swaps with a notional amount of $800.0 million matured and interest rate swaps with a notional amount of $900.0 million were entered into. See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of June 27, 2025.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of June 27, 2025.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 filed with the SEC on November 19, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended June 27, 2025 was as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Units)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 29, 2025 to April 25, 2025	893,100	$31.38	893,100	$359,844
April 26, 2025 to May 23, 2025	—	—	—	359,844
May 24, 2025 to June 27, 2025	—	—	—	359,844
Total	893,100		893,100
(1) On November 5, 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of our outstanding common stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the three months ended June 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2025.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended June 27, 2025 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 27, 2025 and September 27, 2024; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 27, 2025 and June 28, 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 27, 2025 and June 28, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2025 and June 28, 2024; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended June 27, 2025 and June 28, 2024; and (vi) Notes to condensed consolidated financial statements.

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