Form 10-K
period 2025-10-03
Aramark
filed 2025-11-25
CIK 1584509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
For the fiscal year ended October 3, 2025 Commission File Number: 001-36223

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 28, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $9,291.4 million.
As of October 31, 2025, the number of shares of the registrant's common stock outstanding is 262,934,101.
___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2026 Annual Meeting of Stockholders, to be held on February 3, 2026, will be incorporated by reference in this Form 10-K in response to portions of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended October 3, 2025.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including, ongoing tensions in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the impact of the United States' and other countries’ trade policies including the implementation of tariffs; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficiently qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; the use of artificial intelligence technologies within our business processes; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the Securities and Exchange Commission (the "SEC"). As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.     Business
Overview
Aramark (the “Company”, “we” or “us”) is a leading global provider of food and facilities services to education, healthcare, business & industry, and sports, leisure & corrections clients. Our largest market is the United States, which is supplemented by an additional 15-country footprint. We also provide our services on a more limited basis in several additional countries and in offshore locations. Based on total revenue in fiscal 2025, we hold a top 2 position in North America in food and facilities services and a top 3 position in food and facilities services internationally in most countries in which we have significant operations. Our approximately 278,390 employees partner with thousands of education, healthcare, business and sports, leisure & corrections clients to serve millions of customers including students, patients, employees, sports fans and guests worldwide.
We operate our business in two reportable segments that share many of the same operating characteristics: Food and Support Services United States ("FSS United States") and Food and Support Services International ("FSS International"). The following chart shows a breakdown of our revenue and operating income by these reportable segments:

Reportable Segments:	FSS United States	FSS International

FY 2025 Revenue(1):	$13,211.9	$5,294.4
FY 2025 Operating Income(1):	$717.5	$193.5
(1) Dollars in millions. Operating income excludes $119.2 million related to corporate expenses.
In fiscal 2025, we generated $18.5 billion of revenue, $791.8 million of operating income and $326.4 million of net income attributable to Aramark stockholders.
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
We manage our business in two reportable segments split between our United States and International operations. In fiscal 2025, our FSS United States segment generated $13,211.9 million in revenue, or 71% of our total revenue, and our FSS International segment generated $5,294.4 million in revenue, or 29% of our total revenue. No individual client represents more than 2% of our total revenue, other than, collectively, a number of United States government agencies.
Clients and Services
We serve a number of sectors across 16 countries around the world. Our operations focus on serving clients in five principal sectors: Education, Healthcare, Business & Industry, Sports, Leisure & Corrections and Facilities & Other.
In the FSS United States segment, the range of services provided by sector are as follows:
Education. Within the Education sector, we serve Higher Education and K-12 clients. We deliver a wide range of food and food-related services, as well as procurement services, at approximately 1,345 colleges, universities, school systems & districts and private schools worldwide, including 685 within the FSS United States segment. We offer our education clients a single source provider for food-related managed service solutions, including dining, catering, food service management and convenience-oriented retail operations.
Healthcare. We provide a wide range of non-clinical food, food-related and facility support services to approximately 170 healthcare and senior living client families and more than 920 facilities. Our food and food-related services include patient food and nutrition, retail food, environmental services and procurement services.
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
Sports, Leisure & Corrections. We provide concessions, banquet and catering services, retail services and merchandise sales, recreational and lodging services and facility management services at sports, entertainment and recreational facilities. We serve various venues for professional (including minor league affiliates) and college sports teams, including 26 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League, as well as approximately 30 NCAA Division I college football stadiums and other college and university institutions, providing services to numerous individual teams within each institution. We also serve convention and civic centers, national and state parks and other resort operations, plus other popular tourist attractions in the United States. Additionally, we provide correctional food services and operate commissaries, laundry facilities and property rooms.
Facilities & Other. We provide a variety of support services to approximately 210 client families, which comprise of approximately 500 facilities. These services include the management of housekeeping, plant operations and maintenance, energy management, custodial, groundskeeping, landscaping, transportation, capital program management, payment services and other facility consulting services relating to building operations. We also provide procurement services for a number of clients in a variety of industries through Avendra and other procurement services.
Our FSS International segment provides a similar range of services as those provided to our FSS United States segment clients and operates in each of the sectors. We have operations in 15 countries outside the United States. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our largest international operations are in Canada, Chile, China, Germany, Spain, Ireland and the United Kingdom. There are particular risks associated with our international operations. Please see Item 1A. “Risk Factors.”
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
Our relationship with Sysco is important to our operations, and we have had distribution agreements in place for over 40 years. We have a master distribution agreement with Sysco that covers a significant amount of our purchases of products and items in the United States and another distribution agreement with Sysco that covers our purchases of products in Canada. In fiscal 2025, Sysco distributed approximately 43% of our food and non-food products in the United States and Canada based on purchase dollars, and we believe that we are one of their largest clients. However, we believe that the products acquired through Sysco can, in significant cases, be purchased through other sources and that termination of our relationship with them or any disruption of their business would cause only short-term disruptions to our operations.
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
Sales and Marketing
We maintain selling and marketing excellence by focusing on optimizing resource allocation and deployment. We target growth by collaborating across the sectors and services in which we operate to deliver differentiated value and innovative solutions. Our consistent tools, methodologies and trainings to efficiently support the development of our employees as they work within our individual businesses to help ensure a close connection to the business, their teammates and client partners. One key effort in our approach is identifying and matching individuals at various levels in our organization with individuals in a variety of roles at both existing and potential clients. We believe that these connections throughout various levels within the client organization allow us to develop strong relationships with the client and gain a better understanding of the clients' requirements. Based on the knowledge of the clients' requirements and the outcomes, our goal is to develop solutions for the client that are unique and that help to differentiate us from our competitors.
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
Profit and Loss Contracts. Under profit and loss contracts, we receive all revenue from, and bear all expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include payments made to the client, typically calculated as a fixed or variable percentage of various categories of revenue, and, in some cases, require minimum guaranteed payments. We benefit from greater upside potential with a profit and loss contract, although we do consequently bear greater downside risk than with a client interest contract. For fiscal 2025, approximately two-thirds of our revenue was derived from profit and loss contracts.
Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and client satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing," we earn vendor consideration, including discounts, rebates and other applicable credits that we typically retain except in those cases where the contract and/or applicable law requires us to credit these to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2025, approximately one-third of our revenue was derived from client interest contracts.
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

Be Well. Do Well. Our Sustainability Platform
Be Well. Do Well. is Aramark’s sustainability platform and directly connects to our mission: Because we’re rooted in service, we do great things for our people, our partners, our communities, and our planet. As part of this platform, we identified priorities that align with our business objectives, with a focus on efforts to help people and our planet, as we serve our clients, employees, shareholders, and other stakeholders. Our strategic pillars – focused on people, the planet, and business integrity convey our priorities and ambitions, focusing our efforts and inspiring our organization. Our people goal is to enable wellbeing, embed a hospitality culture, and to foster the communities we serve. The "Human Capital" section below provides examples of this work. Our planet goal is to promote planetary health with a focus on waste, climate, and circularity. Aramark continues to work towards achieving our science-based greenhouse gas (“GHG”) reduction targets, which have been validated by the Science Based Targets Initiative ("SBTi").
Our Board of Directors reviews our Be Well. Do Well. goals and objectives, supports implementation of our priorities and commitments, and oversees progress which we report in our Be Well. Do Well. Progress Report, the update of which will be released in the first half of calendar 2026. Our reporting aligns with multiple frameworks and standards including the Sustainability Accounting Standards Board (SASB), the Global Reporting Initiative (GRI), the Task Force on Climate-Related Financial Disclosures (TCFD) and the CDP (formerly the Carbon Disclosure Project) climate and forestry questionnaires. You can read more about our Be Well. Do Well. platform on our website (www.aramark.com/environmental-social-governance). Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Human Capital
As a company focused on delivering food and facilities services in thousands of client locations across 16 countries, our human capital is material to our operations and core to the long-term success of Aramark.
Our People. As of October 3, 2025, we had a total of approximately 278,390 employees, including approximately 144,240 employees in FSS United States, 133,690 employees in FSS International and 460 employees in Aramark corporate staff. This total consists of approximately 27,560 management or salaried employees and approximately 250,830 frontline or hourly employees. The number of frontline or hourly employees fluctuates significantly through the course of the year due to the seasonal nature of some of our business and other operating requirements. We generally experience our highest level of employment during the fourth fiscal quarter. As of October 3, 2025, approximately 39,000 employees in our United States and Canadian operations were covered by collective bargaining agreements. We have experienced no material interruptions of operations due to disputes with our employees.
Global Inclusion. We are committed to furthering our culture of hospitality through actions that welcome, value, and serve all. As of October 3, 2025, our active United States employee base reflected the following demographic information:

United States Employee Population	Male	Female	White	Diverse	Black	Hispanic	Asian	American Indian	Pacific Islander	2 or more races
Total	43.5%	56.5%	38.3%	61.7%	30.9%	21.4%	5.7%	0.7%	0.3%	2.7%
Hourly Employees	42.4%	57.6%	35.5%	64.5%	32.4%	22.3%	5.9%	0.8%	0.3%	2.8%
Salaried Employees	53.4%	46.6%	64.4%	35.6%	16.3%	12.5%	3.8%	0.4%	0.2%	2.4%
As of October 3, 2025, 36% of our Board of Directors and 57% of our CEO's direct reports were female. Equal employment opportunity practices driven by merit, performance, and skill are core to how we define inclusion. We have 11 employee resource groups consisting of more than 5,000 employees across 15 countries. Our employee resource groups are open to all employees. In the United States we have more than 90 people engagement champions focused on supporting market and regional initiatives that support our frontline associates. This year, Aramark was named one of the “Best Places to Work for Disability Inclusion,” for the ninth consecutive year, by Disability:IN’s 2025 Disability Index®, earning a top score of 100%. Aramark was also named one of “America’s Greatest workplaces for Diversity” for 2025 by Newsweek.
Talent Acquisition, Development and Retention. Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. As an example, in our FSS United States segment, in fiscal 2025, we hired approximately 90,000 new employees, compared to approximately 93,000 in fiscal 2024, made up of 94% hourly employees and 6% salaried employees. We sponsor numerous training, education and leadership development programs for our employees, from hourly associates to upper levels of management, designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment.

Community Engagement. Through our Aramark Building Community initiative, we create meaningful opportunities to engage and focus resources locally. In fiscal 2025, nearly 8,000 employees volunteered to host and participate in 380 service projects benefiting community members in 200 cities across 13 countries. Over the last 10 years, Aramark Building Community has supported more than 1,400 nonprofit organizations. As an example of these projects, members from all of Aramark's 11 employee resource groups mobilized to provide 4,570 backpacks with school supplies to students in 19 communities globally.
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
•environmental protection and environmental sustainability matters, such as packaging and waste, greenhouse gas emissions, animal health and welfare, deforestation and land use;
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
Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers, college stadiums, and national and state parks, we also hold liquor licenses incidental to our food service operations and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 3, 2025, our subsidiaries held liquor licenses in 44 states and the District of Columbia, 3 Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage, dispensing and service of alcoholic beverages. While we have not encountered any material problems relating to liquor licenses to date, the failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions, and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions. Our service of alcoholic beverages is also subject to alcoholic beverage service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron and/or to third parties for the acts of the visibly intoxicated patron. We sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses enacted for the benefit of alcoholic beverage service providers. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
We are subject to various environmental protection laws and regulations, including the United States Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar federal, state, local and international statutes and regulations governing the use, management and disposal of chemicals and hazardous materials. We own or operate aboveground and underground storage tank systems at some locations to store petroleum products for use in our or our clients' operations. Certain of these storage tank systems also are subject to performance standards, periodic monitoring and recordkeeping requirements. We also may use and manage chemicals and hazardous materials in our operations from time to time. We are mindful of the environmental concerns surrounding the use, management, shipping and disposal of these chemicals and hazardous materials, and have taken and continue to take measures to comply with environmental protection laws and regulations. Given the regulated nature of some of our operations, we could face penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims relating to the management of underground storage tanks and the handling and disposal of chemicals or hazardous materials, either on or off-site. We may, in the future, be required to expend material amounts to rectify the consequences of any such events. Under environmental laws, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in or migrating from our owned or leased property or our clients' properties, as well as related costs of investigation and property damage. Such laws may impose liability without regard to our fault, knowledge or responsibility for the presence of such hazardous substances. We may not know whether our clients' properties or our acquired or leased properties have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. As of October 3, 2025, we do not anticipate any expenditures for environmental remediation that would have a material effect on our financial condition.
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

Item 1A.    Risk Factors
You should carefully consider the following risk factors as well as the other information set forth in this Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the following risks actually occur, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including but not limited to overall economic and industry conditions, and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. See “Special Note About Forward-Looking Statements."
Risks Related to Our Business
Economic and External Risks
Unfavorable economic conditions have affected, and in the future could adversely affect our results of operations and financial condition.
National and international economic downturns have reduced, and in the future could reduce demand for our services in each of our reportable segments, resulting in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Economic downturns that impact our financial condition may be caused by inflation, supply chain disruptions, geopolitics, trade disputes, tariff increases, global energy shortages, major central bank policy actions including interest rate increases, public health crises, or other factors. Economic hardship in our client base, including reduced employment levels at our clients’ locations and declining levels of business and customer spending, has also impacted and may continue to impact our business. In addition, financial distress and insolvency experienced by clients, especially larger clients, has in the past made it difficult, and in the future could make it difficult, for us to collect amounts we are owed and could result in the voiding or modification of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs.
Some of our services are particularly sensitive to an economic downturn, as expenditures to take vacations or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at our clients' facilities has in the past resulted in, and in the future could result in, a reduction in our revenue. Further, because our exposure to the ultimate customer of what we provide is limited by our dependence on our clients to attract those customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our revenue, is limited. There are many factors that could reduce the number of events in a facility or attendance at an event or decrease attendees’ discretionary income, including pandemics and other health crises, labor disruptions involving sports leagues, poor performance by the teams playing in a facility, number of playoff games, short-term weather conditions or more prolonged climate change-related conditions and adverse economic conditions, which would adversely affect revenue and profits.
Natural disasters and extreme weather events, global calamities, climate change, political unrest, geopolitical conflicts, energy shortages, sports strikes and other adverse incidents beyond our control could adversely affect our revenue and operating results.
Natural disasters and extreme weather events, including hurricanes, fires, earthquakes and droughts, global calamities, pandemics and other public health crises, or political unrest and global conflicts, have affected, and in the future could affect, our revenue and operating results. Recently, due to more geographically isolated natural disasters, such as wildfires in the western United States and hurricanes and extreme cold conditions in the southern United States, we experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, asset impairments and the effect of the temporary conversion of a number of our client locations to provide food and shelter to those left homeless by storms. The acute and chronic effects of global climate change, including the increasing frequency and severity of extreme weather, changing precipitation patterns and rising mean temperatures may result in supply chain and other business disruptions. Climate change may also impact the availability and costs of water, food or other resources or commodities that could adversely affect our ability to deliver services.
In addition, political unrest and global conflicts have disrupted, and in the future may continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. For example, while we do not currently have direct operations in the Middle East, the ongoing tensions in the region may disrupt global markets and impact our supply chain. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation and the duration and severity of such conflicts. Any terrorist attacks or incidents prompted by political unrest, particularly at venues that we serve, and the national and global military, diplomatic and financial response to such attacks or other threats, also may adversely affect our revenue and operating results. Sports strikes, particularly those that persist for an extended time period, can reduce our revenue and have an adverse impact on our results of operations. Any decrease in the number of games played, or the occurrence of games with limited or no fans attending, has resulted in, and would in the future result in a loss of revenue and reduced profits at the venues we service.
Operational Risks
Our failure to retain our current clients, renew our existing client contracts on comparable terms or obtain new client contracts on expected terms could adversely affect our business.
Our success depends on our ability to retain our current clients, renew our existing client contracts and obtain new business on commercially-favorable terms. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. When we renew existing client contracts, it is often on terms that are less favorable or less profitable for us than the initial contract terms. Moreover, we typically incur substantial start-up and operating costs and experience lower profit margin and operating cash flows in connection with the establishment of new business, and in periods with higher rates of new business, we have experienced and expect to continue to experience negative impact to our profit margin and our cash flows. There can be no assurance that we will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. These risks may be exacerbated by the current economic environment, due to, among other things, increased cost pressure at our clients, heightened tariffs, tight labor markets and heightened competition. In addition, consolidation by our clients in the industries we serve could result in our losing business if the combined entity chooses a different provider. In addition, a number of our clients remain focused on, and continue to require us to make commitments, set targets and meet standards related to, environmental sustainability matters, such as waste management, greenhouse gas emissions, including lower-carbon food offerings, animal health and welfare, deforestation and land use. Our ability to retain clients may depend in part on the effectiveness of our response to these expectations. The failure to renew a significant number of our existing contracts, including on the same or more favorable terms, or the significant failure to recoup start-up expenses in expected amounts and timeframes for our new business contracts would have a material adverse effect on our business and results of operations and the failure to obtain new business could have an adverse impact on our growth and financial results.
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
In addition, labor unions representing employees of some of our current and prospective clients have occasionally opposed the outsourcing trend as they believed that current union jobs for their memberships might be lost. In these cases, unions typically seek to prevent public sector entities from outsourcing and if that fails, ensure that jobs that are outsourced continue to be unionized, which can reduce our profitability and operational flexibility with respect to such businesses.
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
There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our clients and customers. Our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food and support services, eliminating the opportunity for us to serve them or compete for the account. We may also face increased competition from offsite food delivery at our clients as online restaurant aggregators and similar businesses, as well as other providers with potentially disruptive business models, have been successful at applying technology developments to local food service. If we fail to implement emerging technologies as quickly and efficiently as our competitors, we may lose clients. While we have a significant international presence, certain competitors have more extensive portfolios of services and a broader geographic footprint than we do. Therefore, we may be placed at a competitive disadvantage for clients who require multiservice or multinational bids in geographies where we do not currently operate.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our contracts may constrain our ability to make a profit.
Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers' compensation, state unemployment insurance and federal or state mandated health benefits and other healthcare costs), insurance, fuel, utilities, service and small wares, transportation, shipping, clothing and equipment, especially to the extent we are unable to recover such increased costs through increases in prices for our products and services due to general economic conditions, inflationary pressures, supply chain disruptions, tariffs, competitive conditions or contractual provisions in our client contracts. For example, when federal, state, foreign or local minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, pay transparency, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations. Oil and natural gas prices have fluctuated significantly in the last several years, which has increased the cost of fuel and utilities. From time to time, we have experienced increases in our food costs. Food prices can fluctuate as a result of permanent or temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes or climate change, natural disasters or pandemics, tariffs, geopolitical conflicts or to the extent we are unable to negotiate favorable terms on volume discounts, rebates or other applicable credits with our suppliers. Demands from clients, customers and other stakeholders relating to sustainability, including that we set reduced emissions, waste and other sustainability targets and take actions to meet them, also could result in increased costs for business.
We have two main types of contracts: profit and loss contracts in which we bear all of the expenses of the contract but gain the benefit of the revenue, and client interest contracts in which our clients share some or all of the expenses and gain some or all of the revenue. The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. Approximately two-thirds of our revenue in fiscal 2025 is from profit and loss contracts under which we have limited ability to pass on cost increases to our clients. Therefore, absent our ability to negotiate contractual changes, or to implement price increases, we may have to absorb cost increases, which may adversely impact our operating results.
In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our contracts contain minimum guaranteed remittances to our client regardless of our revenue or profit at the facility, typically contingent on certain future events. If revenue does not exceed costs under a contract that contains minimum guaranteed payments, we will bear any losses which are incurred, as well as the guaranteed payment. Our contracts also may limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract or give the client the right to modify the terms under which we may operate at certain events. Guaranteed payments or other guaranteed amounts to a client under a profit and loss contract that is not profitable, the refusal by individual clients to permit the sale of some products at their venues, the imposition by clients of limits on prices which are not economically feasible for us, or decisions by clients to curtail their use of the services we provide could adversely affect our revenue and results of operations.
Our international business faces risks that could have an effect on our results of operations and financial condition.
A significant portion of our revenue is derived from our international business. During fiscal 2025, approximately 29% of our revenue was generated outside of the United States. We currently have a presence in 15 countries outside of the United States with approximately 133,690 personnel. We also provide our services on a more limited basis in several additional countries and in offshore locations. Our international operations are subject to risks, including the requirement to comply with changing, conflicting and unclear national and local regulatory requirements; compliance with the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti-corruption laws, as well as cybersecurity, data protection, corporate sustainability reporting and supply chain laws; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local clients; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; trade disputes and heightened tariffs; energy shortages; local political and social conditions; geopolitical tensions, including, for example, tensions between the United States and China or overall global volatility; and the ability to comply with terms of government assistance programs. In addition, the operating results of our non-United States subsidiaries are translated into United States dollars and those results are affected by movements in foreign currencies relative to the United States dollar. Unfavorable fluctuations in foreign currency exchange rates have had, and could in the future continue to have, an adverse effect on our results of operations.
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
The raw materials we use in our business and the finished products we sell are sourced from a wide variety of domestic and international suppliers. We seek to require our suppliers, service providers and subcontractors to comply with applicable laws and otherwise be certified as meeting our supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, including with respect to requirements around sustainably-sourced food and other products; human rights; and to timely and efficiently access raw materials and finished products is a challenge, especially with respect to suppliers located and goods sourced outside the United States and other countries in which we operate. Insolvency or business disruption experienced by suppliers could make it difficult for us to source the items we need to run our business. Political and economic stability in the countries in which foreign suppliers are located, tariffs and other measures that restrict global trade, the financial stability of suppliers, suppliers' failures to meet our standards, labor problems experienced by our suppliers, the availability of raw materials and labor to suppliers, cybersecurity issues, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. For example, global supply chain disruptions caused by global events, such as conflicts, have resulted, and may continue to result, in delivery delays as well as lower fill rates and higher substitution rates for a wide-range of products. While we have continued to modify our business model in response to the current environment, including proactively managing inflation, heightened tariffs, and global supply chain disruption, through supply chain initiatives and by implementing pricing pass-throughs, as appropriate, to cover incremental costs, there is no guarantee that we will be able to continue to do so successfully or on comparable terms in the future if supply chain disruptions continue or worsen. In addition, domestic foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade have in the past and may in the future negatively affect our business and are beyond our control. If one of our suppliers were to violate the law, or engage in conduct that results in adverse publicity, our reputation may be harmed simply due to our association with that supplier. Drought, flood, fires, hurricanes, earthquakes, blizzards, tornadoes, extreme temperatures, natural disasters and other extreme weather events, as well as chronic climate impacts such as rising mean temperatures and changes in precipitation patterns could also result in supply chain disruptions or higher material costs. These and other factors affecting our suppliers and our access to raw materials and finished products could adversely affect our results of operations.
We rely on large food service distribution companies to distribute our food and non-food products and a disruption in our relationship with them or their business could result in short-term disruptions to our operations and cost structure.
Although we negotiate the pricing and other terms for the majority of our purchases of food and related products in the United States and Canada directly with national manufacturers, we purchase these products and other items through national distributors and suppliers, including Sysco, US Foods, Performance Food Group and regional distributors. Sysco, which distributed approximately 43% of our food and non-food products in the United States and Canada in fiscal 2025 based on purchase dollars, and other distributors are responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco or another primary distributor were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. For example, past labor shortages and other labor disputes at our primary distributors have caused temporary supply chain disruptions that have impacted our business. A cyber, weather or other incident could also disrupt our distributors' operations and, therefore, impact our business in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our client relationships in such areas.
Our business is contract intensive and may lead to client disputes.
Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations and, for certain government contracts, regulations governing our cost determinations, may be subject to differing interpretations, which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect revenue and operating results. While we do not believe any reviews, audits or other such matters should result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.
Our business may suffer if we lose key management personnel, are unable to hire and retain sufficient qualified personnel or if labor costs increase.
We believe much of our future growth and success depends on the continued availability, service and well-being of key executive and management talent. The loss of any of our key executive or senior management personnel could harm our business. In addition, from time to time, we have had difficulty in hiring and retaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. At times when the United States or other geographic regions experience reduced levels of unemployment or a general scarcity of labor like we have seen in recent periods, there may be a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment, a general difficulty finding sufficient employees or mismatches between the labor markets and our skill requirements can compromise our ability in certain areas of our businesses to continue to provide quality service or compete for new business. We are also impacted by the costs and other effects of compliance with United States and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including pay transparency, wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Compliance and claims of non-compliance with these regulations could result in liability and expense to us and may impede our ability to attract and retain talent. Historically, we have also regularly hired a large number of part-time and seasonal workers. Any difficulty we may encounter in hiring such workers, including as a result of immigration policies and general labor shortages, could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has at times resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor-intensive nature of our businesses and the fact that historically approximately two-thirds of our revenue has been from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.
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
Possible future acquisitions could also result in potential disputes regarding transaction incentives, such as ‘earnout’ terms, as well as additional contingent liabilities and amortization expenses related to intangible assets being incurred, which could have a material adverse effect on our business, financial condition or results of operations. In addition, goodwill and other intangible assets resulting from business combinations represent a significant portion of our assets. If goodwill or other intangible assets were deemed to be impaired, we would need to take a charge to earnings to write down these assets to their fair value.
Continued or further unionization of our workforce may increase our costs and work stoppages could damage our business.
Approximately 39,000 employees in our United States and Canadian operations were represented by unions and covered by collective bargaining agreements. The continued or further unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could adversely affect our business, financial condition or results of operations.
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
The laws and regulations relating to our business are numerous and complex. A variety of laws and regulations at various governmental levels relate to the handling, preparation, transportation and serving of food. In addition, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. There can be no assurance that we are in full compliance with all applicable laws and regulations at all times, in particular as we offer innovative and broad service offerings, or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended laws or regulations in this area may significantly increase the cost of compliance, expose us to liabilities or cause reputational harm.
We serve alcoholic beverages at many facilities, including at college stadiums, and offer innovative services, such as self-service options, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes in the United States. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is visibly intoxicated or a minor. If we violate dram shop laws, we may be liable to the patron and/or third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation and to take advantage of certain safe harbors and affirmative defenses established for the benefit of alcoholic beverages service providers, we cannot guarantee that visibly intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. Additional laws or regulations in this area may limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which the liquor license for the facility is suspended as a result of our actions and most contracts are subject to termination if the liquor license for the facility is lost as a result of our actions.
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
Changes to, new interpretations of or changes in the enforcement of the governmental regulatory framework may affect our contracts and contract terms and may reduce our revenue or profits.
A portion of our revenue, both in the United States and internationally, is derived from business with government entities, which includes business with United States federal, state and local governments and agencies, as well as international governments and agencies. Changes to, new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under government contracts or bidding procedures, including an adverse change in government spending policies or appropriations, budget priorities or revenue levels could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced. Any of these changes could result in lower revenue or profits than we have historically achieved, which could have an adverse effect on our results of operations.
A failure to maintain food safety throughout our supply chain, food-borne illness concerns, and risks relating to allergens, may result in reputational harm and claims of illness or injury that could adversely affect us.
Food safety is a top priority for us, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. Claims of illness or injury relating to food quality, food handling or allergens are common in the food service industry, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers, distributors or subcontractors, food safety could, in part, be out of our control. There is also a risk that our suppliers, distributors or subcontractors underreport food safety incidents or system failures, which could hinder response and tracking of such risks. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our revenue. Additionally, social media has increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw material costs.

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
We are increasingly utilizing and relying upon information technology systems, including with respect to administrative functions, financial and operational data, ordering, point-of-sale processing and payment and the management of our supply chain, to enhance the efficiency of our business and to improve the overall experience of our customers. We maintain confidential, proprietary and personal information about, or on behalf of, our potential, current and former clients, customers, employees and other third parties in these systems or engage third parties in connection with storage and processing of this information. Such information includes employee, client and third-party data, including credit card numbers, social security numbers, healthcare information and other personal information. Our systems and the systems of our vendors and other third parties are subject to damage or interruption from power or service outages, computer or telecommunication failures, computer viruses, catastrophic events and implementation delays or difficulties, as well as usage errors by our employees or third-party service providers. These systems are also vulnerable to an increasing threat of rapidly evolving cyber-based attacks, including malicious software, ransomware, attempts to gain unauthorized access to data, including through phishing emails, attempts to fraudulently induce employees or others to disclose information, the exploitation of software and operating vulnerabilities and physical device tampering/skimming at card reader units. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until after an attack is launched or occurs. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may also heighten our risks by making cyber-attacks more difficult to detect, contain and mitigate. As a result, we and such third parties may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we or such third parties may decide to upgrade existing information technology systems from time to time to support the needs of our business and growth strategy and the risk of system disruption is increased when significant system changes are undertaken.
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
We are subject to numerous laws and regulations in the United States and internationally, as well as contractual obligations and other security standards, each designed to protect the personal information of clients, customers, employees and other third parties that we collect and maintain. Additionally, as a global company we are subject to laws, rules and regulations regarding cross-border data flows, which have increased complexity regarding transferring data from a number of countries to the United States. These developments require us to review and amend the legal mechanisms by which we make and receive such cross-

border personal data transfers. Since we accept debit and credit cards for payment from clients and customers, we are also subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the global Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, the liabilities for which could be substantial. These laws, regulations and obligations are increasing in complexity and number, change frequently and may be inconsistent across the various countries in which we operate. Other jurisdictions, including at both the federal and state level in the United States, have enacted or are considering similar data protection laws and/or are considering data localization laws that require data to stay within their borders. Our systems and the systems maintained or used by third parties and service providers to process data on our behalf may not be able to satisfy these changing legal and regulatory requirements or may require significant additional investments or time to do so. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions and we could experience a material adverse effect on our results of operations, financial condition and business.
The rapid development and integration of AI technologies into our processes presents several risks to our business.
The use of AI technologies within our business processes must be managed effectively and ethically to avoid outputs that are false, biased, or inconsistent with our values and strategies. Flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss or erroneous decision-making, impacting our operations, financial condition and reputation. Legal challenges may arise, including, or as a result of, cybersecurity incidents, non-compliance with data protection regulations and lack of transparency relating to the use of AI. The legal and regulatory landscape and industry standards surrounding AI technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Furthermore, the rapid evolution and increasing deployment of AI systems could both intensify our cybersecurity risks, such as data breaches and unauthorized access, and introduce new risks, leading to financial losses, legal liabilities, and reputational damage. At the same time, if we fail to keep pace with the rapid evolution of AI technologies in our industry and the segments we serve, our competitive position and business results could suffer.
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
In addition, changes to environmental laws may subject us to additional costs or cause us to change aspects of our business. In particular, federal, state, local or international laws and regulations related to environmental, social and governance ("ESG") disclosures (including, but not limited to, the EU Corporate Sustainability Reporting Directive and California's Climate Accountability Package), climate change (including, but not limited to, certain requirements relating to the disclosure of greenhouse gas emissions and associated business risks), single use plastics and disposable packaging and food waste, could affect our operations or result in significant additional expense and operating restrictions on us. Under United States federal and state environmental protection laws, as an owner or operator of real estate, we may be liable for the costs of removal or remediation of certain hazardous materials located on or in, or migrating from, our owned or leased property or our client's properties, as well as related costs of investigation and property damage, without regard to our fault, knowledge or responsibility for the presence of such hazardous materials. There can be no assurance that locations that we own, lease or otherwise operate, either for ourselves or for our clients, or that we may acquire in the future, have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded facilities. In connection with our present or past operations and the present or past operations of our predecessors or companies that we have acquired, hazardous substances may migrate from properties on which we operate, or which were operated by our predecessors or companies we acquired, to other properties. We may be subject to significant liabilities to the extent that human health is adversely affected or the value of such properties is diminished by such migration.

Our commitments and stakeholder expectations relating to ESG considerations may expose us to liabilities, increased costs, reputational harm and other adverse effects on our business.
We, along with many governments, regulators, investors, employees, clients, customers and other stakeholders, are focused on ESG and sustainability considerations relating to our business, including greenhouse gas emissions, single-use plastics, food waste, human and civil rights, animal welfare and global inclusion. New laws and regulations in these areas have been proposed, and in some cases adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities and performance are, and will continue to, change and evolve, including in ways that may require us to undertake costly initiatives or operational changes. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price. In addition, as an "anti-ESG" sentiment has gained momentum across the United States, we may also face scrutiny, reputational risk, lawsuits, market access restrictions or governmental enforcement actions or penalties as a result of our ESG programs and commitments. We cannot guarantee that we will achieve our announced ESG targets and commitments, satisfy all stakeholder expectations or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs.
Risks Related to Our Indebtedness
Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We are highly leveraged. As of October 3, 2025, our outstanding indebtedness was $5,405.9 million. We had additional availability of $1,161.7 million under our revolving credit facilities and availability of $625.0 million under the Receivables Facility as of that date.
This degree of leverage could have important consequences, including:
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and our Receivables Facility, are at variable rates of interest;
•making it difficult for us to make payments on our indebtedness;
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
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and
•limiting our ability to benefit from tax deductions for such payments under certain interest expense limitation rules included in the Tax Cuts and Jobs Act of 2017 as amended by the One Big Beautiful Bill Act of 2025 and pursuant to similar regulations in other countries.
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
Borrowings under the Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we do not hedge the variable rates, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, which will negatively impact our net income and operating cash flows, including cash available for servicing our indebtedness.

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
Risk Management
We have a global information security program responsible for creating cybersecurity policies, including an overarching Global Information Security Policy, that takes into account the National Institute of Standards & Technology Cybersecurity Framework (“NIST CSF”) and regulatory requirements. Our CISO is responsible for oversight of the cybersecurity program, supervision of the members of the team, and implementation of our layered cybersecurity measures, which include a documented security architecture program, endpoint detection, security incident response and event management and recovery, and privileged access management, among others.
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
In fiscal 2025, we engaged an independent cybersecurity advisory firm to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. In addition, we engaged an international cybersecurity company, specializing in IT services and software development, to augment our monitoring, incident response, detection, and forensics efforts; various Information Sharing and Analysis Centers (ISACs) for threat intelligence, and a recognized cyber defense company that specializes in threat intelligence and incident response services.
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
Governance
Role of the Board
Our Board of Directors has delegated primary responsibility for the oversight of cybersecurity to the Audit Committee, which reviews and oversees our programs, policies, practices and safeguards relating to: information technology, data privacy and protection, cybersecurity and fraud, identification, assessment, monitoring, mitigation and the overall management of those risks, and our cyberattack incident response and recovery plan. The Audit Committee receives regular reports from our Chief Information Officer (CIO) and CISO on, among other things, our cyber risks and threats, the status of measures to strengthen our cybersecurity systems, assessments of our Cybersecurity program, and our views of the emerging threat landscape. During fiscal 2025, substantially all of our directors attended the Audit Committee meetings in which the Committee received updates relating to cybersecurity.
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
Our CISO brings over twenty years of broad technology leadership experience focused in the domains of cybersecurity, software engineering, and enterprise architecture. With a career spanning global organizations across different industries, such as retail, food service, defense and financial software, our CISO holds the following certifications: Certified Information Security Manager (CISM) by the Information Systems Audit and Control Association, Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP), both by the International Information System Security Certification Consortium.

Item 2.    Properties
Our principal executive offices are currently leased at 2400 Market Street, Philadelphia, Pennsylvania 19103. We own 13 buildings that we use in our FSS United States segment, including several office/warehouse spaces, and we lease 125 premises, consisting of offices, warehouses and distribution centers. In addition, we own 6 properties consisting of offices, land and warehouses and lease 58 facilities throughout the world that we use in our FSS International segment. We also maintain other real estate and leasehold improvements. No individual parcel of real estate owned or leased is of material significance to our total assets.
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
Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of October 3, 2025.
See Note 14 to the audited consolidated financial statements.
Item 4.    Mine Safety Disclosures
Not Applicable.
______________________________________

Information About Our Executive Officers
Our executive officers as of November 25, 2025 are as follows:

Name	Age	Position	With Aramark Since
John J. Zillmer	70	Chief Executive Officer	2019
James J. Tarangelo	52	Executive Vice President and Chief Financial Officer	2003
Abigail A. Charpentier	52	Executive Vice President and Chief Human Resources Officer	2021
Lauren A. Harrington	50	Executive Vice President and General Counsel	2006
Marc A. Bruno	54	Chief Operating Officer, United States Food and Facilities	1993
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
James J. Tarangelo was appointed Senior Vice President and Chief Financial Officer in January 2024 and named Executive Vice President and Chief Financial Officer in November 2025. From June 2020 to January 2024, Mr. Tarangelo served as Senior Vice President and Treasurer and from December 2016 to June 2020 as Vice President and Treasurer. Previously Mr. Tarangelo was Chief Financial Officer of Aramark International from 2014 to 2016 with financial oversight for operations across various international countries. Prior to that, he served in a variety of financial and business development leadership roles in Aramark starting from 2003. Before joining Aramark, Mr. Tarangelo worked with Legg Mason’s investment banking group and PricewaterhouseCoopers LLP.
Abigail A. Charpentier was appointed Senior Vice President and Chief Human Resources Officer in January 2023 and named Executive Vice President and Chief Human Resources Officer in November 2025. From August 2021 to January 2023, Ms. Charpentier served as Senior Vice President, Human Resources and Diversity, Aramark United States Food & Facilities. Previously Ms. Charpentier was Vice President, People & Culture, the Americas of Four Seasons Hotels & Resorts from 2018 to 2021. Prior to that, Ms. Charpentier also served in various Human Resources and operational positions at Aramark from 1995 until 2018, including as Vice President, Human Resources at Aramark Headquarters from 2017 to 2018 and Vice President, Human Resources, Aramark Education from 2014 to 2017.
Lauren A. Harrington was appointed Senior Vice President and General Counsel in March 2019 and named Executive Vice President and General Counsel in November 2025. From August 2009 to March 2019, Ms. Harrington served as Vice President and Associate General Counsel and from May 2006 to August 2009, she served as Assistant General Counsel. Before joining us, Ms. Harrington was an Associate at WilmerHale LLP.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock began trading on December 12, 2013 and are quoted on the NYSE under the ticker symbol “ARMK.” As of October 31, 2025, there were approximately 898 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
Stock Price Performance
This performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Aramark under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from October 2, 2020, the last trading day of fiscal 2020, through October 3, 2025 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index and The Dow Jones Consumer Non-Cyclical Index ("DJUSCY"). The graph assumes that $100 was invested in our common stock and in each index at the market close on October 2, 2020 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	October 2, 2020	October 1, 2021	September 30, 2022	September 29, 2023	September 27, 2024	October 3, 2025
Aramark	$100.0	$129.9	$113.2	$126.0	$193.3	$196.1
S&P 500	$100.0	$129.6	$106.6	$127.5	$170.6	$199.7
Dow Jones Consumer Non-Cyclical Index	$100.0	$121.1	$85.1	$99.2	$133.9	$152.8
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fiscal year ended October 3, 2025 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer
There were no repurchases of equity securities by us in the fourth fiscal quarter ended October 3, 2025.
Item 6.    [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Discussion and analysis of our financial condition for the fiscal year ended September 27, 2024 compared to the fiscal year ended September 29, 2023 is included under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition - Liquidity and Capital Resources” in our Annual Report on Form 10-K filed for the fiscal year ended September 27, 2024 with the Securities and Exchange Commission ("SEC") on November 19, 2024.
Our discussion contains forward-looking statements, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs, that are based upon our current expectations but that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors," "Special Note About Forward-looking Statements" and "Business" sections and elsewhere in this Annual Report on Form 10-K ("Annual Report"). In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report.
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
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities outside of the United States with the largest operations within Canada, Chile, China, Germany, Spain, Ireland and the United Kingdom.
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
Sources of Revenue
Our clients engage us, generally through written contracts, to provide our services at their locations. Depending on the type of client and service, we are paid either by our client or directly by the customer to whom we have been provided access by our client. We typically use either profit and loss contracts or client interest contracts. These contracts differ in their provision for the amount of financial risk we bear and, accordingly, the potential compensation, profits or fees we may receive. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. For fiscal 2025, approximately two-thirds of our revenue was derived from profit and loss contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of revenue or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as revenue, operating costs and customer satisfaction surveys. For fiscal 2025, approximately one-third of our revenue was derived from client interest contracts.
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

Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest to September 30th. The fiscal year ended October 3, 2025 is a fifty-three week period, while the fiscal years ended September 27, 2024 and September 29, 2023 were each fifty-two week periods.
Results of Operations
Fiscal 2025 Compared to Fiscal 2024
The following table presents an overview of our results on a consolidated basis with the amount of and percentage change between periods for the fiscal years 2025 and 2024 (in millions):

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$18,506.3	$17,400.7	$1,105.6	6.4%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	16,959.7	15,975.0	984.7	6.2%
Depreciation and amortization	476.4	435.6	40.8	9.4%
Selling and general corporate expenses	278.4	283.6	(5.2)	(1.8)%
Total costs and expenses	17,714.5	16,694.2	1,020.3	6.1%
Operating income	791.8	706.5	85.3	12.1%
Loss (Gain) on Equity Investments, net	19.5	(25.1)	44.6	***
Interest Expense, net	341.9	366.7	(24.8)	(6.8)%
Income from Continuing Operations Before Income Taxes	430.5	364.9	65.6	18.0%
Provision for Income Taxes from Continuing Operations	103.6	103.0	0.6	0.6%
Net income from Continuing Operations	$326.9	$261.9	$65.0	24.8%
*** Not meaningful
Consolidated Overview
Revenue
Revenue increased by 6.4% during fiscal 2025 compared to fiscal 2024, which was primarily attributable to base business growth, net new business and the estimated impact of the fifty-third week in fiscal 2025 (approximately 2%). The increase was partially offset by the exit of some lower margin accounts occurring later in fiscal 2024 in the FSS United States segment and the unfavorable impact of foreign currency translation during fiscal 2025 by 0.4%.
Cost of services provided (exclusive of depreciation and amortization)
The following table presents the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2025 as compared to fiscal 2024 (in millions):

Cost of services provided (exclusive of depreciation and amortization) components	Fiscal Year Ended		Change		As Percentage of Revenue
	October 3, 2025	September 27, 2024	$	%	October 3, 2025	September 27, 2024
Food and support service costs	$5,100.8	$4,771.6	$329.2	6.9%	27.6%	27.4%
Personnel costs	7,728.3	7,109.1	619.2	8.7%	41.8%	40.9%
Other direct costs	4,130.6	4,094.3	36.3	0.9%	22.3%	23.5%
	$16,959.7	$15,975.0	$984.7	6.2%	91.6%	91.8%
Cost of services provided (exclusive of depreciation and amortization) increased by $984.7 million in fiscal 2025 compared to the prior year period, primarily driven by an increase in revenue as discussed above. Key drivers of the year-over-year increase include:

•Food and support service costs increased by $329.2 million, primarily due to higher food and beverage costs associated with business growth. The increase was partially offset by supply chain efficiencies and prior year non-cash adjustments to inventory based on expected usage for certain products within the Corrections business ($18.2 million).
•Personnel costs rose by $619.2 million, reflecting overall business expansion as well as an increase in net severance charges ($23.5 million) and higher medical claims ($19.8 million), partially offset by a prior year charge related to a ruling on a foreign payroll tax matter ($6.8 million).
•Other direct costs grew by $36.3 million, driven by: business growth; higher contingent consideration expense compared to the prior year’s non-cash income from the reduction of contingent consideration liabilities related to acquisition earn-outs ($19.3 million) (see Note 16 to the audited consolidated financial statements); higher incentive expenses related to the annual bonus; and higher non-cash charges related to asset impairments ($5.6 million). The increase was largely offset by a decrease in subcontracting services resulting from the exit of certain lower margin accounts referenced above.
Depreciation and amortization
Depreciation and amortization expenses increased by $40.8 million in fiscal 2025 compared to the prior year period. The increase was driven by a higher depreciation expense on property and equipment ($25.8 million) and higher amortization expense, primarily from acquisition related intangible assets ($15.0 million).
Selling and general corporate expenses
Selling and general corporate expenses decreased by $5.2 million during fiscal 2025 compared to the prior year period. The decrease was primarily driven by prior year expenses related to the separation and distribution of the Uniform Segment ($29.0 million) (see Note 2 to the audited consolidated financial statements) and lower share-based compensation expenses ($4.0 million) compared to fiscal 2024 (see Note 12 to the audited consolidated financial statements), partially offset by higher incentive expenses related to the annual bonus and higher selling personnel costs and new business pursuit expenses.
Operating income
Operating income increased by $85.3 million during fiscal 2025 compared to the prior year period as a result of the aforementioned changes.
Loss (Gain) on Investments, net
During fiscal 2025, we recognized a non-cash charge for the impairment of an equity investment of $19.5 million (see Note 1 to the audited consolidated financial statements).
During fiscal 2024, we sold our remaining equity investment ownership interest in the San Antonio Spurs NBA franchise in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $25.1 million (see Note 1 to the audited consolidated financial statements.
Interest Expense, net
Interest Expense, net, decreased 6.8% during fiscal 2025 compared to the prior year period. The decrease was primarily due to the prior year payment of a call premium ($23.9 million) and prior year non-cash losses for the write-off of unamortized deferred financing costs and transaction costs related to multiple refinancing and repricing transactions ($10.8 million). The decrease was partially offset by new interest rate swap agreements entered into during fiscal 2025 at higher interest rates to replace maturing interest rate swap agreements; transaction costs related to the fiscal 2025 refinancing of the United States dollar denominated Term B-8 Loans ("U.S. Term B-8 Loans due 2030") ($5.8 million); and a non-cash loss for the current year write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-4 Loans (" U.S. Term B-4 Loans due 2027") and 5.000% Senior Notes due April 2025 ("5.000% 2025 Notes") ($2.5 million) (see Note 5 to the audited consolidated financial statements).
Provision for Income Taxes from Continuing Operations
The Provision for Income Taxes for fiscal 2025 and the prior year period was recorded at an effective tax rate of 24.1% and 28.2%, respectively. The decrease in the effective tax rate compared to the prior year period was driven by favorable tax effects in fiscal 2025 from the release of valuation allowances in foreign subsidiaries resulting from sustained profitability and also based on future taxable income expected due to acquisitions of businesses in the FSS International segment.

Segment Results
FSS United States Segment
The following table presents segment adjusted operating results for fiscal 2025 and fiscal 2024 (in millions)(1):

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$13,211.9	$12,576.7	$635.2	5.1%
Less
Food and support services costs	3,683.1	3,428.4	254.7	7.4%
Personnel costs	4,983.3	4,661.0	322.3	6.9%
Other direct costs	3,287.2	3,320.0	(32.8)	(1.0)%
Depreciation and amortization	282.6	269.5	13.1	4.9%
Selling expenses	135.7	123.6	12.1	9.8%
Adjusted operating income	$840.0	$774.2	$65.8	8.5%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($97.9 million and $91.4 million in fiscal 2025 and fiscal 2024, respectively), severance and other charges ($6.6 million and $12.9 million in fiscal 2025 and fiscal 2024, respectively), non-cash adjustments to inventory based on expected usage ($18.2 million in fiscal 2024) and other items impacting comparability ($18.0 million and $8.2 million in fiscal 2025 and fiscal 2024, respectively). The expenses in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 15 to the audited consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Business & Industry	$1,920.3	$1,627.2	$293.1	18.0%
Education	3,810.3	3,650.4	159.9	4.4%
Healthcare	1,681.2	1,620.3	60.9	3.8%
Sports, Leisure & Corrections	4,223.7	3,981.2	242.5	6.1%
Facilities & Other	1,576.4	1,697.6	(121.2)	(7.1)%
	$13,211.9	$12,576.7	$635.2	5.1%
FSS United States segment revenue increased by approximately 5.1% during fiscal 2025 compared to the prior year period. The increase was attributable to both base and net new business growth, as well as the estimated impact of the fifty-third week (approximately 2%). This growth reflects higher volume within our Business & Industry, Sports and Leisure & Corrections, Education and Healthcare sectors. The Facilities & Other sector decrease resulted from the exit of some lower margin accounts late in the prior year period, partially offset by increased revenues from procurement services.
Adjusted Operating Income
The Facilities & Other sector had an adjusted operating income margin over ten percent, consistent in both fiscal 2025 and the prior year period. The Healthcare and Education sectors had high-single digit adjusted operating income margins, consistent in both fiscal 2025 and the prior year period. The Business & Industry sector had high-single digit adjusted operating income margins in fiscal 2025 compared to mid-single digit adjusted operating income margins in the prior year period. The Sports, Leisure & Corrections sector had mid-single digit adjusted operating income margins in fiscal 2025 compared to high-single digit adjusted operating income margins in the prior year period.
Adjusted operating income increased by $65.8 million during fiscal 2025 compared to the prior year period. The increase was attributable to base business growth, supply chain efficiencies and the estimated impact of the fifty-third week (approximately 2%). The increase in adjusted operating income more than offset higher costs related to medical claims ($19.8 million), incentive expenses related to the annual bonus, depreciation expense, expenses incurred related to new business, and selling personnel costs and new business pursuit expenses.

FSS International Segment
The following table presents segment adjusted operating results for fiscal 2025 and fiscal 2024 (in millions)(1):

	Fiscal Year Ended		Change	Change
	October 3, 2025	September 27, 2024	$	%
Revenue	$5,294.4	$4,824.0	$470.4	9.8%
Less
Food and support services costs	1,417.7	1,325.0	92.7	7.0%
Personnel costs	2,708.6	2,428.4	280.2	11.5%
Other direct costs	815.1	773.8	41.3	5.3%
Depreciation and amortization	68.4	58.9	9.5	16.1%
Selling expenses	24.3	19.3	5.0	25.9%
Adjusted operating income	$260.3	$218.6	$41.7	19.1%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($26.6 million and $15.7 million in fiscal 2025 and fiscal 2024, respectively), severance and other charges ($29.8 million in fiscal 2025), a charge related to a ruling on a foreign payroll tax matter ($6.8 million in fiscal 2024), and other items impacting comparability ($10.3 million and $8.8 million in fiscal 2025 and fiscal 2024, respectively). The expenses in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 15 to the audited consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
FSS International segment revenue increased by approximately 9.8% during fiscal 2025 compared to the prior year period. The increase was primarily attributable to both base business and net new business growth, as well as the estimated impact of the fifty-third week (approximately 1%). The growth in revenue was offset by the unfavorable impact of foreign currency translation by 1.4%.
Adjusted operating income
Adjusted operating income increased by $41.7 million during fiscal 2025 compared to the prior year period. The increase was mainly attributable to growth in base business and improved supply chain economics. The increase in adjusted operating income more than offset higher expenses incurred related to new business and higher depreciation expense.
Fiscal 2024 Compared to Fiscal 2023
The following table presents an overview of our results on a consolidated basis with the amount of and percentage change between periods for the fiscal years 2024 and 2023 (in millions):

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$17,400.7	$16,083.2	$1,317.5	8.2%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	15,975.0	14,774.7	1,200.3	8.1%
Depreciation and amortization	435.6	409.8	25.8	6.3%
Selling and general corporate expenses	283.6	273.7	9.9	3.6%
Total costs and expenses	16,694.2	15,458.2	1,236.0	8.0%
Operating income	706.5	625.0	81.5	13.0%
Gain on Equity Investments, net	(25.1)	(376.0)	350.9	93.3%
Interest Expense, net	366.7	437.5	(70.8)	(16.2)%
Income from Continuing Operations Before Income Taxes	364.9	563.5	(198.6)	(35.2)%
Provision for Income Taxes from Continuing Operations	103.0	116.4	(13.4)	(11.5)%
Net income from Continuing Operations	$261.9	$447.1	$(185.2)	(41.4)%

Consolidated Overview
Revenue
Revenue increased by 8.2% during fiscal 2024 compared to fiscal 2023, which was primarily attributable to base business growth, including volume growth and contract price increases, and net new business. Foreign currency translation unfavorably impacted revenue during fiscal 2024 by 1.7%.
Cost of services provided (exclusive of depreciation and amortization)
The following table presents the components in cost of services provided (exclusive of depreciation and amortization) for fiscal 2024 as compared to fiscal 2023 (in millions):

Cost of services provided (exclusive of depreciation and amortization) components	Fiscal Year Ended		Change		As Percentage of Revenue
	September 27, 2024	September 29, 2023	$	%	September 27, 2024	September 29, 2023
Food and support service costs	$4,771.6	$4,438.7	$332.9	7.5%	27.4%	27.6%
Personnel costs	7,109.1	6,659.6	449.5	6.7%	40.9%	41.4%
Other direct costs	4,094.3	3,676.4	417.9	11.4%	23.5%	22.9%
	$15,975.0	$14,774.7	$1,200.3	8.1%	91.8%	91.9%
Cost of services provided (exclusive of depreciation and amortization) increased by $1.2 billion in fiscal 2024 compared to fiscal 2023, primarily driven by an increase in revenue as discussed above. Key drivers of the year-over-year increase include:
•Food and support service costs increased by $332.9 million due to higher food and beverage costs associated with business growth and non-cash adjustments to inventory based on expected usage for certain products within the Corrections business ($18.2 million).
•Personnel costs increased by $449.5 million due to overall business expansion, the absence of prior year labor-related tax credits provided from governmental assistance programs ($12.5 million) and a charge related to a ruling on a foreign payroll tax matter in fiscal 2024 ($6.8 million), partially offset by lower net severance charges ($19.9 million).
•Other direct costs grew by $417.9 million, driven by: business growth; lower non-cash income from the reduction of the contingent consideration liabilities related to acquisition earn outs, net of expense ($77.5 million) (see Note 16 to the audited consolidated financial statements); prior year income from proceeds associated with possessory interest at one of the National Park sites ($36.3 million) (see Note 1 to the audited consolidated financial statements); higher incentive expenses related to the annual bonus; and lower income related to favorable loss experience under our general liability, automobile liability, and workers' compensation liability programs ($21.1 million). These increases were partially offset by prior year non-cash charges for the impairment of operating lease right-of-use assets and property and equipment related to certain real estate properties ($19.0 million) (see Note 1 to the audited consolidated financial statements).
Depreciation and amortization
Depreciation and amortization expenses increased by $25.8 million in fiscal 2024 compared to fiscal 2023. The increase was driven by higher amortization expense, primarily from acquisition related intangible assets ($17.4 million) and higher depreciation expense on property and equipment ($8.4 million).
Selling and general corporate expenses
Selling and general corporate expenses increased by $9.9 million during fiscal 2024 compared to fiscal 2023 primarily driven by higher selling personnel costs, higher expenses related to the separation and distribution of the Uniform Segment ($9.1 million) (see Note 2 to the audited consolidated financial statements) and higher incentive expenses related to the annual bonus, partially offset by lower share-based compensation expenses ($13.7 million) compared to fiscal 2023 (see Note 12 to the audited consolidated financial statements).
Operating income
Operating income increased by $81.5 million during fiscal 2024 compared to fiscal 2023 as a result of the aforementioned changes.

Gain on Equity Investments, net
During fiscal 2024, we sold our remaining equity investment ownership interest in the San Antonio Spurs NBA franchise in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $25.1 million (see Note 1 to the audited consolidated financial statements).
During fiscal 2023, we recognized a $377.1 million pre-tax gain on the sale of our 50% ownership interest in AIM Services Co., Ltd., which was partially offset by a $1.1 million pre-tax loss from the sale of a portion of our equity investment in the San Antonio Spurs NBA franchise (see Note 1 to the audited consolidated financial statements).
Interest Expense, net
Interest Expense, net, decreased 16.2% during fiscal 2024 compared to fiscal 2023. The decrease was primarily due to lower interest expense related to the repayment of the 6.375% Senior Notes due May 1, 2025 ("6.375% 2025 Notes"). The decrease was partially offset by the payment of a $23.9 million call premium, $8.3 million of higher non-cash losses for the write-off of unamortized deferred financing costs and transaction costs related to the refinancing and repricing transactions in fiscal 2024 (see Note 5 to the audited consolidated financial statements) and higher borrowings on the Receivables Facility throughout fiscal 2024.
Provision for Income Taxes from Continuing Operations
The Provision for Income Taxes for fiscal 2024 and fiscal 2023 was recorded at an effective tax rate of 28.2% and 20.7%, respectively. The higher effective tax rate in fiscal 2024 compared to fiscal 2023 was driven by fiscal 2023 favorable tax effects from the sale of our equity investment in AIM Services Co., Ltd. (see Note 1 to the audited consolidated financial statements) and a higher fiscal 2023 reversal of a portion of the Union Supply contingent consideration liability (see Note 16 to the audited consolidated financial statements), as the majority of the gains from these transactions were not subject to tax.
Segment Results
FSS United States Segment
The following table presents segment adjusted operating results for fiscal 2024 and fiscal 2023 (in millions)(1):

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$12,576.7	$11,721.4	$855.3	7.3%
Less
Food and support services costs	3,428.4	3,238.0	190.4	5.9%
Personnel costs	4,661.0	4,420.3	240.7	5.4%
Other direct costs	3,320.0	3,002.0	318.0	10.6%
Depreciation and amortization	269.5	265.6	3.9	1.5%
Selling expenses	123.6	113.3	10.3	9.1%
Adjusted operating income	$774.2	$682.2	$92.0	13.5%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($91.4 million and $76.8 million in fiscal 2024 and fiscal 2023, respectively), severance and other charges ($12.9 million and $2.3 million in fiscal 2024 and fiscal 2023, respectively), non-cash adjustments to inventory based on expected usage ($18.2 million in fiscal 2024) and other items impacting comparability ($8.2 million and $46.9 million in fiscal 2024 and fiscal 2023, respectively). The expenses in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 15 to the audited consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.

Revenue for each of these sectors is summarized as follows (in millions):

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Business & Industry	$1,627.2	$1,407.2	$220.0	15.6%
Education	3,650.4	3,437.0	213.4	6.2%
Healthcare(1)	1,620.3	1,667.7	(47.4)	(2.8)%
Sports, Leisure & Corrections	3,981.2	3,537.1	444.1	12.6%
Facilities & Other(1)	1,697.6	1,672.4	25.2	1.5%
	$12,576.7	$11,721.4	$855.3	7.3%
(1) In fiscal 2024, management began reporting results for healthcare facility services within "Healthcare," whereas the results were previously reported within "Facilities & Other." As such, the "Healthcare" and "Facilities & Other" results for the fiscal year ended September 29, 2023 were recast to reflect this change.
FSS United States segment revenue increased by approximately 7.3% during fiscal 2024 compared to fiscal 2023. The increase was primarily attributable to base business growth, including higher volume within our Business & Industry and Sports, Leisure & Corrections sectors. Additionally, contract price increases, especially within our Higher Education and Corrections businesses, contributed to year-over-year growth. The Facilities & Other sector increase was attributable to base business growth, which was partially offset by lost business occurring late in fiscal 2024. The Healthcare sector decrease was primarily attributable to portfolio optimization occurring late in fiscal 2023.
Adjusted Operating Income
The Facilities & Other sector had an adjusted operating income margin over ten percent, consistent in both fiscal 2024 and fiscal 2023. The Healthcare sector had high-single digit adjusted operating income margins, consistent in both fiscal 2024 and fiscal 2023. The Education and Sports, Leisure & Corrections sectors had high-single digit adjusted operating income margins in fiscal 2024 compared to mid-single digit adjusted operating income margins in fiscal 2023. The Business & Industry sector had mid-single digit adjusted operating income margins in fiscal 2024, compared to low-single digit adjusted operating income margins in fiscal 2023.
Adjusted operating income increased by $92.0 million during fiscal 2024 compared to fiscal 2023. The increase was attributable to base business volume growth, cost management and improved supply chain economics and favorable recovery of inflationary costs as compared to the prior year period. The increase in adjusted operating income more than offset the prior year income related to proceeds associated with possessory interest at one of the National Park sites ($36.3 million) (see Note 1 to the audited consolidated financial statements), lower income related to favorable loss experience under our general liability, automobile liability and workers' compensation liability programs ($21.1 million) and higher incentive expenses related to the annual bonus.
FSS International Segment
The following table presents segment adjusted operating results for fiscal 2024 and fiscal 2023 (in millions)(1):

	Fiscal Year Ended		Change	Change
	September 27, 2024	September 29, 2023	$	%
Revenue	$4,824.0	$4,361.8	$462.2	10.6%
Less
Food and support services costs	1,325.0	1,200.7	124.3	10.4%
Personnel costs	2,428.4	2,207.1	221.3	10.0%
Other direct costs	773.8	702.5	71.3	10.1%
Depreciation and amortization	58.9	54.6	4.3	7.9%
Selling expenses	19.3	20.9	(1.6)	(7.7)%
Adjusted operating income	$218.6	$176.0	$42.6	24.2%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($15.7 million and $12.7 million in fiscal 2024 and fiscal 2023, respectively), severance and other charges ($30.0 million in fiscal 2023), a charge related to a ruling on a foreign payroll tax matter ($6.8 million in fiscal 2024) and other items impacting comparability ($8.8 million and $18.9 million in fiscal 2024 and fiscal 2023, respectively). The expenses in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 15 to the audited consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
FSS International segment revenue increased by approximately 10.6% during fiscal 2024 compared to fiscal 2023. The increase was primarily attributable to base business growth, including volume growth and contract price increases, and net new business growth. The growth in revenue was offset by the unfavorable impact of foreign currency translation by 6.3%.
Adjusted operating income
Adjusted operating income increased by $42.6 million during fiscal 2024 compared to fiscal 2023. The increase was mainly attributable to the volume growth in base business, net new business and improved supply chain economics. The increase in adjusted operating income more than offset the prior year labor related tax credits provided from governmental assistance programs ($12.5 million), an unfavorable impact of foreign currency translation ($11.6 million), a decline in profit related to the sale of our 50% ownership interest in AIM Services Co., Ltd. and higher incentive expenses related to the annual bonus.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are cash generated from operating activities, funds from borrowings and existing cash on hand. As of October 3, 2025, we had approximately $2.4 billion of liquidity comprised of $639.1 million of cash and cash equivalents, $1,161.7 million of availability under our senior secured revolving credit facility and $625.0 million of availability under the Receivables Facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of October 3, 2025, there were $952.0 million of outstanding foreign currency borrowings.
We entered into a credit agreement on March 28, 2017 (as subsequently amended the "Credit Agreement"). On August 15, 2025, we entered into Amendment No. 18 (the “Amendment No. 18”) to provide for, among other things, the repricing of all of the United States dollar denominated Term B-7 Loans ("U.S. Term B-7 Loans due 2028") previously outstanding under the Credit Agreement by refinancing all of the U.S. Term B-7 Loans due 2028 previously outstanding under the Credit Agreement with new United States dollar denominated Term B-9 Loans ("U.S. Term B-9 Loans due 2028") in an amount equal to $730.5 million due in April 2028. The U.S. Term B-9 Loans due 2028 were funded in full on the Closing Date and were applied by us to refinance the entire principal amount of the U.S. Term B-7 Loans due 2028 previously outstanding under the Credit Agreement.
On March 19, 2025, we issued €400.0 million of euro denominated 4.375% Senior Notes due April 2033 (the "4.375% 2033 Notes"). We used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay at maturity, April 1, 2025, all of the €325.0 million outstanding aggregate principal amount of Euro denominated 3.125% Senior Notes due April 2025 (the "3.125% 2025 Notes") and the remainder for general corporate purposes, including reduction of debt (see Note 5 to the audited consolidated financial statements).
On February 18, 2025, we entered into an incremental amendment to the Credit Agreement (“Incremental Amendment No. 17”) to provide for, among other things, the establishment of new term loans comprised of new United States dollar denominated Term B-8 Loans ("New U.S. Term B-8 Loans due 2030") in an amount equal to $1,395.0 million, in the form of a fungible upsize to the existing U.S. Term B-8 Loans due 2030. The New U.S. Term B-8 Loans due 2030 were funded in full on the closing date of Incremental Amendment No. 17 and were applied to: (a) repay in full $839.3 million of the U.S. Term B-4 Loans due 2027 previously outstanding under the Credit Agreement; (b) to redeem the entire $551.5 million aggregate principal amount outstanding of the 5.000% 2025 Notes; and (c) to pay fees, premiums, expenses and other transaction costs in connection with the foregoing (see Note 5 to the audited consolidated financial statements).
On November 5, 2024, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. The share repurchase program does not have a fixed expiration date.
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

The table below summarizes our cash activity (in millions):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024
Net cash provided by operating activities of Continuing Operations	$921.0	$726.5
Net cash used in investing activities of Continuing Operations	(722.4)	(415.9)
Net cash used in financing activities of Continuing Operations	(234.6)	(1,561.2)
Reference to the audited Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Provided by Operating Activities
Cash provided by operating activities increased by $194.5 million during fiscal 2025 compared to the prior year period. The change was driven by higher net income, inclusive of the add-back of non-cash gains and losses and adjustments to non-operating cash transactions, in fiscal 2025 compared to the prior year period, as discussed in "Results of Operations" above. Additionally, cash provided by operating activities was favorably impacted by the change in operating assets and liabilities compared to the prior year period by $37.4 million, which was primarily due to:
•Accrued expenses by $66.1 million, resulting in a greater source of cash primarily due to the timing of interest, insurance and lower commission payments, partially offset by higher employee incentive payments.
•Receivables by $25.3 million, resulting in a lower use of cash due to the timing of collections; and
•Accounts payable by $9.7 million, resulting in a greater source of cash due to the timing of disbursements
These changes in operating assets and liabilities more than offset:
•Prepayments by $43.4 million, resulting in a higher use of cash due to the timing of insurance and other annual contractual payments compared to the prior year period; and
•Inventories by $20.3 million, resulting in a higher use of cash due to increased purchases from new business.
During the prior year period, we received proceeds of $6.5 million related to favorable loss experience in older insurance years under our general liability, automobile liability and workers' compensation programs. "Payments made to clients on contracts" resulted in a lower use of cash during fiscal 2025 due to timing of client contract commitments. The "Other operating activities" caption in both periods reflects adjustments to net income in the current year and prior year periods related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
The net cash flows used in investing activities during fiscal 2025 was primarily impacted by purchases of property and equipment and other ($489.2 million), acquisitions of certain businesses ($263.6 million) and acquisition of certain equity investments ($25.9 million), partially offset by proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($43.9 million) and proceeds from disposal of property and equipment ($22.7 million).
The net cash flows used in investing activities during the prior year period was primarily impacted by purchases of property and equipment and other ($427.4 million), acquisitions of certain businesses ($148.7 million), purchases of United States Treasury securities related to our captive insurance subsidiary ($113.3 million) and acquisition of certain equity investments ($34.2 million), partially offset by proceeds from the maturity of United States Treasury securities related to our captive insurance subsidiary ($186.4 million), proceeds from sale of equity investments ($101.2 million) (see Note 1 to the audited consolidated financial statements) and proceeds from disposal of property and equipment ($23.9 million).
Cash Flows Used in Financing Activities
During fiscal 2025, cash used in financing activities was primarily driven by the repayment of debt instruments, including the term loans due 2027 ($839.3 million), the 5.00% 2025 Notes ($551.5 million), the 3.125% 2025 Notes ($363.4 million) and the term loans due 2030 ($99.9 million), the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($169.8 million) and the payments of dividends ($110.8 million). Cash used in financing activities more than offset proceeds from the issuance of new domestic and foreign term loans due 2030 ($1,395.0 million) and proceeds from the issuance of the 4.375% 2033 Notes (€400.0 million). See Note 5 to the audited consolidated financial statements for additional information on borrowing activities during fiscal 2025.

During the prior year period, cash used in financing activities was primarily driven by the repayment of debt instruments, including the 6.375% 2025 Notes ($1,500.0 million), the foreign denominated term loans due 2026 ($259.4 million) and the revolving credit facility ($166.1 million), the payments of dividends ($99.9 million) and the repurchase of common stock through taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($14.4 million). Cash used in financing activities more than offset proceeds from the issuance of new domestic and foreign term loans due 2029 ($499.1 million).
The "Other financing activities" caption reflects a use of cash during fiscal 2025, primarily related to debt issuance costs related to the refinancing of the U.S. Term B-8 Loans due 2030 and the issuance of the 4.375% 2033 Notes ($16.3 million) in fiscal 2025. The prior year period includes the payment of a call premium on the 6.375% 2025 Notes ($23.9 million) and debt issuance costs mainly related to the refinancing of the revolving credit facility and Term A Loans ($8.5 million).
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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of October 3, 2025, we were in compliance with these covenants.
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

	Twelve Months Ended
(in millions)	October 3, 2025	September 27, 2024
Net income attributable to ASI stockholders	$326.4	$262.5
Interest expense, net	341.9	366.7
Provision for income taxes	103.6	103.0
Depreciation and amortization	476.3	435.5
Share-based compensation expense(1)	58.1	62.6
Unusual or non-recurring losses and (gains)(2)	19.5	(22.8)
Pro forma EBITDA for certain transactions(3)	13.4	0.8
Other(4)(5)	125.6	126.7
Covenant Adjusted EBITDA	$1,464.8	$1,335.0
(1)    Represents share-based compensation expense of equity awards resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock units awards (see Note 12 to the audited consolidated financial statements).
(2)    The twelve months ended October 3, 2025 represents the fiscal 2025 non-cash charge for the impairment of an equity investment ($19.5 million). The twelve months ended September 27, 2024 represents the fiscal 2024 gain from the sale of our remaining equity investment in the San Antonio Spurs NBA franchise ($25.1 million) and the fiscal 2024 non-cash charge for the impairment of certain assets related to a business that was sold ($2.3 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions and divestitures made during the period.
(4)    "Other" for the twelve months ended October 3, 2025 includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($54.2 million), severance charges ($36.4 million), contingent consideration expense related to acquisition earn outs ($11.1 million), non-cash charges for the impairments of assets ($8.9 million), the impact of hyperinflation in Argentina ($5.7 million), merger and integration charges ($4.1 million), legal charges related to an anti-trust review ($2.5 million) and other miscellaneous expenses.
(5)    "Other" for the twelve months ended September 27, 2024 includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($52.2 million), charges related to our spin-off of the Uniform segment ($29.0 million), non-cash adjustments to inventory based on expected usage ($21.7 million), severance charges ($13.0 million), the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($8.1 million), a charge related to a ruling on a foreign payroll tax matter ($6.8 million), the impact of hyperinflation in Argentina ($5.4 million), non-cash charges related to the impairment of a trade name ($3.3 million), income related to non-United States governmental wage subsidies ($1.1 million) and other miscellaneous expenses.
Our covenant requirements and actual ratios for the twelve months ended October 3, 2025 are as follows:

	Covenant Requirements	Actual Ratios
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.26x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	4.12x
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
The following table summarizes our future obligations for debt repayments, finance leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 3, 2025 (in thousands):

	Payments Due by Period
Contractual Obligations as of October 3, 2025	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings(1)	$5,377,690	$22,428	$1,916,926	$2,968,656	$469,680
Finance lease obligations	84,023	12,281	19,860	11,128	40,754
Estimated interest payments(2)	987,900	218,200	446,300	271,100	52,300
Operating leases and other noncancelable commitments	364,967	74,298	121,477	82,385	86,807
Purchase obligations(3)	1,071,959	560,353	273,777	108,697	129,132
Other liabilities(4)	696,036	195,733	110,147	73,734	316,422
	$8,582,575	$1,083,293	$2,888,487	$3,515,700	$1,095,095

	Amount of Commitment Expiration by Period
Other Commercial Commitments as of October 3, 2025	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$48,495	$8,495	$40,000	$—	$—
(1)Excludes the $23.7 million reduction to long-term borrowings from debt issuance costs and $7.2 million reduction from the discount on the United States Term B-8 Loans due 2030.
(2)These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements and reflect any current hedging arrangements. Payments related to variable debt are based on applicable rates at October 3, 2025 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The weighted average debt balance for each fiscal year from 2026 through 2031 is $5,421.9 million, $5,391.8 million, $4,243.7 million, $3,102.8 million, $1,678.6 million and $495.6 million, respectively. The weighted average interest rate of our existing debt obligations for each fiscal year from 2026 through 2031 is 4.03%, 4.32%, 5.03%, 5.73%, 5.56% and 4.15%, respectively (see Note 5 to the audited consolidated financial statements for the terms and maturities of existing debt obligations).
(3)Represents mainly the commitments for capital projects to help finance improvements or renovations at the facilities in which we operate.
(4)Includes certain unfunded employee retirement obligations, contingent consideration obligations related to acquisitions, self-insurance obligations, and other obligations.
We have excluded from the table above uncertain tax liabilities due to the uncertainty of the amount and period of payment. As of October 3, 2025, we have gross uncertain tax liabilities of $88.6 million (see Note 10 to the audited consolidated financial statements).

We have a Receivables Facility agreement with four financial institutions where we sell on a continuous basis an undivided interest in all eligible accounts receivable, as defined in the Receivables Facility. The maximum amount available under the Receivables Facility as of October 3, 2025 is $625.0 million. As of October 3, 2025, there are no outstanding borrowings under the Receivables Facility. Amounts borrowed under the Receivables Facility may fluctuate monthly based on our funding requirements and the level of qualified receivables available to collateralize the Receivables Facility.
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
Supplemental Consolidating Information
Pursuant to Regulation S-X Rule 13-01, which simplified certain disclosure requirements for guarantors and issuers of guaranteed securities, we are no longer required to provide consolidating financial statements for Aramark and its subsidiaries, including the guarantors and non-guarantors under our Credit Agreement and the indentures governing our senior notes. ASI, the borrower under our Credit Agreement and the indentures governing our senior notes, and its restricted subsidiaries together comprise substantially all of our assets, liabilities and operations, and there are no material differences between the consolidating information related to Aramark and Aramark Intermediate Holdco Corporation, the direct parent of ASI and a guarantor under our Credit Agreement, on the one hand, and ASI and its restricted subsidiaries on a standalone basis, on the other hand.
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying audited consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 3, 2025. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of October 3, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $133.5 million and $94.7 million, respectively. The Captive previously invested in United States Treasury securities where the amount of these investments as of October 3, 2025 and September 27, 2024 was zero and $42.3 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
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
During the fourth quarter of fiscal 2025, we performed the annual impairment test for goodwill for each of our reporting units using a quantitative testing approach. Based on the evaluation performed, we determined that the fair value of each of the reporting units substantially exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired.
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
See Note 14 to the audited consolidated financial statements.

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
As of October 3, 2025 and September 27, 2024, our self-insurance reserves were $267.7 million and $248.6 million, respectively.
Income Taxes
We are subject to income taxes in the United States and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets. We record valuation allowances for our net deferred tax assets when it is more likely than not that they will not be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income measured at pre-tax income adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.
As of October 3, 2025 and September 27, 2024, our valuation allowance reserves recorded against deferred tax assets were $62.3 million and $80.6 million, respectively (see Note 10 to the audited consolidated financial statements).

New Accounting Standards Updates
See Note 1 to the audited consolidated financial statements for a full description of recent accounting standards updates, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 3, 2025 (see Notes 5 and 6 to the audited consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 3, 2025. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	(US$ equivalent in millions)
	Expected Fiscal Year of Maturity
As of October 3, 2025	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Debt:
Fixed rate	$12	$11	$1,159	$6	$5	$510	$1,703	$1,674
Average interest rate	5.8%	5.8%	5.0%	5.8%	5.8%	4.5%	4.9%
Variable rate	$23	$19	$748	$610	$2,359	$—	$3,759	$3,772
Average interest rate	4.0%	4.6%	5.9%	4.5%	6.2%	—%	5.8%
Interest Rate Swaps:
Receive variable/pay fixed	$—	$950	$1,500	$—	$—	$—	$2,450	$16
Average pay rate	—%	2.6%	3.0%	—%	—%	—%
Average receive rate	—%	4.2%	4.2%	—%	—%	—%
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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 3, 2025. The effectiveness of our internal control over financial reporting as of October 3, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report that is included herein on the following page.
(c) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aramark and subsidiaries (the "Company") as of October 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2025, of the Company and our report dated November 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Philadelphia, PA
November 25, 2025

Item 9B.    Other Information
During the three months ended October 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our directors and persons nominated to become directors required by Item 10 will be included under the caption "Proposal No. 1 - Election of Directors" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. Information about our executive officers is included under the caption “Information About Our Executive Officers” in Part I of this report and incorporated herein.
Information about our Securities Trading Policy required by Item 10 will be included under the caption “Securities Trading Policy” in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The remaining information required by Item 10 will be included under the caption "Board Committees and Meetings" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by Item 11 will be included under the caption "Compensation Matters" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 will be included under the captions "Certain Relationships and Related Transactions" and "Director Independence and Independence Determinations" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 14 will be included under the caption "Fees to Independent Registered Public Accounting Firm" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
See Index to Financial Statements and Schedule at page S-1 and the Exhibit Index.
(b) Exhibits Required by Item 601 of Regulation S-K
See the Exhibit Index which is incorporated herein by reference.
(c) Financial Statement Schedules
See Index to Financial Statements and Schedule at page S-1.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25, 2025.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 2025.

Name	Capacity

/s/ JOHN J. ZILLMER	Chief Executive Officer and Director
John J. Zillmer	(Principal Executive Officer)

/s/ JAMES J. TARANGELO	Executive Vice President and Chief Financial Officer
James J. Tarangelo	(Principal Financial Officer)

/s/ CHRISTOPHER T. SCHILLING	Senior Vice President, Controller and Chief Accounting Officer
Christopher T. Schilling	(Principal Accounting Officer)

/s/ SUSAN M. CAMERON	Director
Susan M. Cameron

/s/ GREG CREED	Director
Greg Creed

/s/ BRIAN M. DELGHIACCIO	Director
Brian M. DelGhiaccio

/s/ RICHARD DREILING	Director
Richard Dreiling

/s/ BRIDGETTE P. HELLER	Director
Bridgette P. Heller

/s/ KENNETH M. KEVERIAN	Director
Kenneth M. Keverian

/s/ KAREN M. KING	Director
Karen M. King

/s/ PATRICIA E. LOPEZ	Director
Patricia E. Lopez

/s/ STEPHEN I. SADOVE	Chairman, Director
Stephen I. Sadove

/s/ KEVIN G. WILLS	Director
Kevin G. Wills

ARAMARK AND SUBSIDIARIES
All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Aramark
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aramark and subsidiaries (the “Company”) as of October 3, 2025 and September 27, 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended October 3, 2025, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying amount annually in the fourth quarter of each year as of the end of the fiscal month of August or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. During the fourth quarter, the Company performed a quantitative test to determine the fair value of each reporting unit using a discounted cash flow method or market method, which required management to make assumptions and estimates that are subject to risk and uncertainty related to future growth rates, margin projections, timing of future cash flows, the discount rate, and the determination of market multiples. Changes in these assumptions or estimates may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in an impairment charge. The fair value of the FSS United States (FSS US) reporting unit exceeded its carrying amount, and therefore, the Company determined that its goodwill was not impaired.
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
November 25, 2025

We have served as the Company's auditor since 2021.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2025 AND SEPTEMBER 27, 2024
(in thousands, except share amounts)

	October 3, 2025	September 27, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$639,095	$672,483
Receivables (less allowances: $31,728 and $34,259)	2,210,388	2,096,928
Inventories	418,766	387,601
Prepayments and other current assets	254,642	249,550
Total current assets	3,522,891	3,406,562
Property and Equipment, at cost:
Land, buildings and improvements	566,075	559,201
Service equipment and fixtures	3,934,498	3,754,357
	4,500,573	4,313,558
Less - Accumulated depreciation	(2,766,084)	(2,740,365)
Property and Equipment, net:	1,734,489	1,573,193
Goodwill	4,874,670	4,677,201
Other Intangible Assets	1,874,067	1,804,602
Operating Lease Right-of-use Assets	701,839	638,659
Other Assets	596,673	574,154
	$13,304,629	$12,674,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$31,543	$964,286
Current operating lease liabilities	60,744	54,163
Accounts payable	1,522,747	1,394,007
Accrued payroll and related expenses	542,025	518,912
Accrued expenses and other current liabilities	1,389,663	1,282,842
Total current liabilities	3,546,722	4,214,210
Long-Term Borrowings	5,374,394	4,307,171
Noncurrent Operating Lease Liabilities	255,305	241,012
Deferred Income Taxes (see Note 10)	410,866	375,378
Other Noncurrent Liabilities	555,153	490,132
Commitments and Contingencies (see Note 14)
Redeemable Noncontrolling Interests	14,130	7,494
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 308,092,122 shares and 304,285,195 shares; and outstanding: 262,899,495 shares and 263,939,983 shares)	3,081	3,043
Capital surplus	4,036,283	3,931,932
Retained earnings	453,283	239,709
Accumulated other comprehensive loss	(167,406)	(132,457)
Treasury stock (held in treasury: 45,192,627 shares and 40,345,212 shares)	(1,177,182)	(1,003,253)
Total stockholders' equity	3,148,059	3,038,974
	$13,304,629	$12,674,371
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands, except per share data)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Revenue	$18,506,299	$17,400,701	$16,083,212
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	16,959,669	15,975,017	14,774,664
Depreciation and amortization	476,345	435,547	409,857
Selling and general corporate expenses	278,439	283,627	273,663
Total costs and expenses	17,714,453	16,694,191	15,458,184
Operating income	791,846	706,510	625,028
Loss (Gain) on Equity Investments, net (see Note 1)	19,465	(25,071)	(375,972)
Interest Expense, net	341,925	366,716	437,476
Income from Continuing Operations Before Income Taxes	430,456	364,865	563,524
Provision for Income Taxes from Continuing Operations	103,586	102,972	116,426
Net income from Continuing Operations	326,870	261,893	447,098
Less: Net income (loss) attributable to noncontrolling interests	476	(629)	(578)
Net income from Continuing Operations attributable to Aramark stockholders	326,394	262,522	447,676
Income from Discontinued Operations, net of tax	—	—	226,432
Net income attributable to Aramark stockholders	$326,394	$262,522	$674,108

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.24	$1.00	$1.72
Income from Discontinued Operations	—	—	0.87
Basic earnings per share attributable to Aramark stockholders	$1.24	$1.00	$2.59

Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.22	$0.99	$1.71
Income from Discontinued Operations	—	—	0.86
Diluted earnings per share attributable to Aramark stockholders	$1.22	$0.99	$2.57

Weighted Average Shares Outstanding:
Basic	263,863	263,045	260,592
Diluted	267,349	266,200	262,594
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net income from Continuing Operations	$326,870	$261,893	$447,098
Income from Discontinued Operations, net of tax	—	—	226,432
Net income	326,870	261,893	673,530
Other comprehensive (loss) income, net of tax:
Pension plan adjustments	1,783	(11,068)	(7,031)
Foreign currency translation adjustments	(12,312)	18,082	20,273
Cash flow hedges:
Unrealized gain (loss) arising during the period	8,258	(16,292)	38,140
Reclassification adjustments	(32,678)	(56,351)	(43,746)
Share of equity investee's comprehensive income	—	—	5,698
Other comprehensive (loss) income, net of tax	(34,949)	(65,629)	13,334
Comprehensive income	291,921	196,264	686,864
Less: Net income (loss) attributable to noncontrolling interests	476	(629)	(578)
Comprehensive income attributable to Aramark stockholders	$291,445	$196,893	$687,442
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash flows from operating activities of Continuing Operations:
Net income from Continuing Operations	$326,870	$261,893	$447,098
Adjustments to reconcile Net income from Continuing Operations to Net cash provided by operating activities of Continuing Operations:
Depreciation and amortization	476,345	435,547	409,857
Asset write-downs	8,946	18,186	29,865
Reduction of contingent consideration liability (see Note 16)	11,127	(8,710)	(97,336)
Loss (Gain) on equity investments, net (see Note 1)	19,465	(25,071)	(375,972)
Deferred income taxes	14,219	(7,323)	100,158
Share-based compensation expense	58,643	62,552	76,337
Changes in operating assets and liabilities:
Receivables, net	(74,477)	(99,788)	(177,873)
Inventories	(24,088)	(3,826)	(35,333)
Prepayments and other current assets	(46,100)	(2,660)	(9,352)
Accounts payable	115,595	105,868	115,437
Accrued expenses	80,466	14,420	87,206
Payments made to clients on contracts	(123,113)	(139,003)	(119,217)
Changes in other noncurrent liabilities	(15,577)	(1,222)	16,313
Changes in other assets	63,807	58,929	43,187
Other operating activities	28,907	56,722	1,272
Net cash provided by operating activities of Continuing Operations	921,035	726,514	511,647
Cash flows from investing activities of Continuing Operations:
Purchases of property and equipment and other	(489,240)	(427,425)	(383,536)
Disposals of property and equipment	22,667	23,945	18,060
Purchases of marketable securities	—	(113,303)	(109,998)
Proceeds from marketable securities	43,936	186,371	80,000
Acquisition of certain businesses, net of cash acquired	(263,567)	(148,706)	(50,194)
Acquisition of certain equity investments	(25,877)	(34,185)	(4,000)
Proceeds from sale of equity investments	—	101,198	633,179
Other investing activities	(10,343)	(3,757)	40,147
Net cash (used in) provided by investing activities of Continuing Operations	(722,424)	(415,862)	223,658
Cash flows from financing activities of Continuing Operations:
Proceeds from long-term borrowings	1,968,269	571,288	1,286,526
Payments of long-term borrowings	(1,922,490)	(2,003,566)	(1,902,245)
Net change in funding under the Receivables Facility	—	—	(104,935)
Payments of dividends	(110,821)	(99,901)	(114,614)
Distribution from Vestis	—	—	1,456,701
Proceeds from issuance of common stock	42,973	36,573	45,602
Repurchase of common stock	(169,827)	(14,395)	(23,662)
Payments for contingent considerations	(33,604)	(12,807)	(1,534)
Other financing activities	(9,128)	(38,388)	17,788
Net cash (used in) provided by financing activities of Continuing Operations	$(234,628)	$(1,561,196)	$659,627

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Discontinued Operations:
Net cash provided by operating activities	$—	$—	$254,782
Net cash used in investing activities	—	—	(14,746)
Net cash provided by financing activities	—	—	3,322
Net cash provided by Discontinued Operations	—	—	243,358
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	10,548	10,790	4,697
(Decrease) increase in cash and cash equivalents and restricted cash	(25,469)	(1,239,754)	1,642,987
Cash and cash equivalents and restricted cash, beginning of period(1)	732,613	1,972,367	365,431
Cash and cash equivalents and restricted cash, end of period	$707,144	$732,613	$2,008,418

(1) As a result of the separation and distribution of the Uniform segment, "Cash and cash equivalents and restricted cash, beginning of period" for fiscal 2024 excludes the fiscal 2023 "Cash and cash equivalents in Current assets of discontinued operations" of $36.1 million.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated Balance Sheets:

Balance Sheet classification
(in thousands)	October 3, 2025	September 27, 2024	September 29, 2023
Cash and cash equivalents	$639,095	$672,483	$1,927,088
Restricted cash in Prepayments and other current assets	68,049	60,130	45,279
Cash and cash equivalents in Current assets of discontinued operations	—	—	36,051
Total cash and cash equivalents and restricted cash	$707,144	$732,613	$2,008,418
The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 30, 2022	$3,029,640	$2,976	$3,681,966	$406,784	$(111,571)	$(950,515)
Net income attributable to Aramark stockholders	674,108			674,108
Other comprehensive income	13,334				13,334
Capital contributions from issuance of common stock	56,751	35	56,716
Share-based compensation expense of equity awards(1)	86,938		86,938
Repurchases of common stock	(31,319)					(31,319)
Dividends declared ($0.44 per share)	(116,734)			(116,734)
Balance, September 29, 2023	$3,712,718	$3,011	$3,825,620	$964,158	$(98,237)	$(981,834)
Net income attributable to Aramark stockholders	262,522			262,522
Other comprehensive loss	(65,629)				(65,629)
Capital contributions from issuance of common stock	45,563	32	45,531
Share-based compensation expense of equity awards	62,552		62,552
Purchase of noncontrolling interest	(1,771)		(1,771)
Repurchases of common stock	(21,419)					(21,419)
Separation of Uniform Segment (see Note 2)	(853,695)			(885,104)	31,409
Dividends declared ($0.38 per share)	(101,867)			(101,867)
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	326,394			326,394
Other comprehensive loss	(34,949)				(34,949)
Capital contributions from issuance of common stock	48,721	38	48,683
Share-based compensation expense of equity awards	58,107		58,107
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(173,929)					(173,929)
Dividends declared ($0.42 per share)	(112,820)			(112,820)
Balance, October 3, 2025	$3,148,059	$3,081	$4,036,283	$453,283	$(167,406)	$(1,177,182)
(1) Share-based compensation expense for the fiscal year ended September 29, 2023 is inclusive of $10.6 million of share-based compensation expense reported within Discontinued Operations.
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
•Food and Support Services International ("FSS International") - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, leisure and other facilities outside of the United States with the largest operations within Canada, Chile, China, Germany, Spain, Ireland and the United Kingdom.
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
Fiscal Year
The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ended October 3, 2025 is a fifty-three week period, while the fiscal years ended September 27, 2024 and September 29, 2023 were each fifty-two week periods.
New Accounting Standards Updates
Adopted Standards (from most to least recent date of issuance)
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company adopted the new standard and applied the amendments retrospectively to all prior periods presented in the Company's consolidated financial statements. The standard requires disclosure of any significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") for each reportable segment. In addition, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis, beginning in fiscal 2026. Adoption of the new standard did not impact the Consolidated Balance Sheets or the Consolidated Statements of Income. Refer to Note 15 for the incremental disclosures required under the standard.
Standards Not Yet Adopted (from most to least recent date of issuance)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new guidance, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for the Company in the first quarter of fiscal 2029 and early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning in fiscal 2028 and for interim periods beginning in fiscal 2029. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
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
Revenue Recognition
The Company recognizes revenue when its performance obligation is satisfied upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. In each of the Company's operating segments, revenue is recognized over time in the period in which services are provided pursuant to the terms of the Company's contractual relationships with its clients. The Company generally records revenue on contracts (both profit and loss contracts and client interest contracts) on a gross basis as the Company is the primary obligor and service provider. See Note 8 for additional information on revenue recognition.
Certain profit and loss contracts include payments to the client, typically calculated as a fixed or variable percentage of various categories of revenue and income. In some cases, these contracts require minimum guaranteed payments that are contingent on certain future events. These expenses are currently recorded in "Cost of services provided (exclusive of depreciation and amortization)."
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
translation adjustments (net of tax), pension plan adjustments (net of tax), changes in the fair value of cash flow hedges (net of tax) and changes to the share of any equity investees' comprehensive income (net of tax).
The summary of the components of comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025			September 27, 2024			September 29, 2023
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$326,870			$261,893			$673,530
Pension plan adjustments	67	1,716	1,783	(12,904)	1,836	(11,068)	(7,960)	929	(7,031)
Foreign currency translation adjustments	(12,312)	—	(12,312)	18,082	—	18,082	28,136	(7,863)	20,273
Cash flow hedges:
Unrealized gain (loss) arising during the period	11,159	(2,901)	8,258	(22,016)	5,724	(16,292)	51,541	(13,401)	38,140
Reclassification adjustments	(44,160)	11,482	(32,678)	(76,150)	19,799	(56,351)	(59,117)	15,371	(43,746)
Share of equity investee's comprehensive income	—	—	—	—	—	—	10,616	(4,918)	5,698
Other comprehensive (loss) income	(45,246)	10,297	(34,949)	(92,988)	27,359	(65,629)	23,216	(9,882)	13,334
Comprehensive income			291,921			196,264			686,864
Less: Net income (loss) attributable to noncontrolling interests			476			(629)			(578)
Comprehensive income attributable to Aramark stockholders			$291,445			$196,893			$687,442
The amounts in the table above exclude the impact of a $5.1 million pension plan adjustment and $26.3 million currency adjustment during the fiscal year ended September 27, 2024 related to the separation and distribution of the Uniform segment (see Note 2).
Accumulated other comprehensive loss consists of the following (in thousands):

	October 3, 2025	September 27, 2024
Pension plan adjustments	$(18,450)	$(20,233)
Foreign currency translation adjustments	(161,012)	(148,700)
Cash flow hedges	12,056	36,476
	$(167,406)	$(132,457)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the remeasurements was a foreign currency transaction loss of $5.7 million, $5.4 million and $10.4 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, to the Consolidated Statements of Income. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results for fiscal 2025, fiscal 2024 and fiscal 2023 were immaterial to the consolidated financial statements.
Current Assets
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of October 3, 2025. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of October 3, 2025 and September 27, 2024, cash and cash equivalents at the Captive were $133.5 million and $94.7 million, respectively. The Captive previously invested in United States Treasury securities where the amount of these investments as of October 3, 2025 and September 27, 2024 was zero and $42.3 million, respectively, and recorded in "Prepayments and other current assets" on the Consolidated Balance Sheets.
Inventories are valued at the lower of cost (principally the first-in, first-out method) or net realizable value. The inventory reserve is determined based on history and projected customer consumption and specific identification. As of October 3, 2025 and September 27, 2024, the Company's reserve for inventory was $10.0 million and $19.3 million, respectively. During fiscal 2024, the Company recorded non-cash adjustments to inventory of $18.2 million based on expected usage of certain food and nonfood items within the Corrections business of the FSS United States segment to reflect the net realizable value of inventory, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income.
The components of inventories are as follows:

	October 3, 2025	September 27, 2024
Food	95.6%	95.9%
Parts, supplies and novelties	4.4%	4.1%
	100.0%	100.0%
Prepayments and other current assets
The following table presents details of "Prepayments and other current assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 3, 2025	September 27, 2024
Prepaid Insurance	$16,849	$12,660
Prepaid Taxes and Licenses	7,571	7,282
Current Income Tax Asset	26,803	3,829
Marketable Securities(1)	—	42,342
Restricted Cash(2)	68,049	60,130
Other Prepaid Expenses	135,370	123,307
	$254,642	$249,550

(1)	Marketable securities represent held-to-maturity debt securities with original maturities greater than three months, which are maturing within one year.
(2)	Within the FSS International segment, the Company receives certain cash on behalf of the Company's clients, which is contractually restricted from withdrawal and usage.
Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations and replacements and significant improvements that extend the useful life of the asset are capitalized. The estimated useful lives for the major categories of property and equipment are generally 10 years to 40 years for buildings and improvements and three years to 20 years for service equipment and fixtures. Depreciation expense for fiscal 2025, fiscal 2024 and fiscal 2023 was $302.0 million, $276.2 million and $267.9 million, respectively.
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
During fiscal 2023, the Company recorded a gain of $36.3 million relating to income from proceeds associated with possessory interest at one of the National Park sites within the FSS United States segment, which is included in “Cost of services provided (exclusive of depreciation and amortization)” on the Consolidated Statements of Income.
Other Assets
The following table presents details of "Other Assets" as presented in the Consolidated Balance Sheets (in thousands):

	October 3, 2025	September 27, 2024
Cost to fulfill - Client(1)	$75,976	$80,441
Long-term receivables	40,876	35,772
Miscellaneous investments(2)	132,396	121,331
Computer software costs, net(3)	149,390	144,878
Interest rate swap agreements(4)	20,262	41,158
Employee sales commissions(5)	38,133	35,857
Other(6)	139,640	114,717
	$596,673	$574,154

(1)	Cost to fulfill - Client represent payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation (see Note 8).
(2)	Miscellaneous investments represent investments in 50% or less owned entities.
(3)
Computer software costs, net represent capitalized costs incurred to purchase or develop software for internal use and are amortized over the estimated useful life of the software, generally a period of three to 10 years.

(4)	Interest rate swap agreements represent receivables under cash flow hedging agreements based on current forward interest rates (see Note 6).
(5)	Employee sales commissions represent commission payments made to employees related to new or retained business contracts (see Note 8).
(6)	Other consists primarily of noncurrent deferred tax assets, pension assets, deferred financing costs on certain revolving credit facilities and other noncurrent assets.
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of October 3, 2025 and September 27, 2024 was $70.6 million and $84.0 million, respectively. During fiscal 2025, the Company recognized a non-cash charge for the impairment of an equity investment of $19.5 million included in "Loss (Gain) on Equity Investments, net" on the Consolidated Statements of Income. During fiscal 2023, the Company sold its 50% ownership interest in AIM Services Co., Ltd., a leading Japanese food services company, to Mitsui & Co., Ltd. for $535.0 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $377.1 million ($278.7 million gain net of tax). The pre-tax gain is included in "Loss (Gain) on Equity Investments, net" on the Consolidated Statements of Income.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of October 3, 2025 and September 27, 2024 was $59.6 million and $35.4 million, respectively.
On September 24, 2024, the Company sold its remaining equity investment ownership interest in the San Antonio Spurs NBA franchise for $101.2 million in cash in a taxable transaction resulting in a pre-tax gain on sale of this equity investment of $25.1 million ($19.6 million gain net of tax) during fiscal 2024. The pre-tax gain is included in "Loss (Gain) on Equity Investments, net" on the Consolidated Statements of Income. During fiscal 2023, the Company sold a portion of its equity investment ownership interest in the San Antonio Spurs NBA franchise for $98.2 million in cash in a taxable transaction resulting in a pre-tax loss on sale of this equity investment of $1.1 million ($2.2 million loss net of tax). The pre-tax loss is included in "Loss (Gain) on Equity Investments, net" on the Consolidated Statements of Income.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of October 3, 2025 and September 27, 2024, the Company had $4.7 million and $2.6 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Consolidated Balance Sheets.
The rollforward of the Company's outstanding payment obligations to financial institutions under these programs is as follows (in thousands):

Obligations outstanding at September 27, 2024	$2,576
Additions	25,921
Settlements	(23,773)
Obligations outstanding at October 3, 2025	$4,724
Other Accrued Expenses and Liabilities
The following table presents details of "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets (in thousands):

	October 3, 2025	September 27, 2024
Deferred income(1)	$379,274	$370,800
Accrued client expenses	244,261	220,387
Accrued taxes	70,727	67,205
Accrued insurance(2) and interest	158,071	160,133
Other	537,330	464,317
	$1,389,663	$1,282,842

(1)
Includes consideration received in advance from customers prior to the service being performed ($362.3 million and $352.5 million) or from vendors prior to the goods being consumed ($17.0 million and $18.3 million) in fiscal 2025 and fiscal 2024, respectively.

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

Other Noncurrent Liabilities
The following table presents details of "Other Noncurrent Liabilities" as presented in the Consolidated Balance Sheets (in thousands):

	October 3, 2025	September 27, 2024
Deferred compensation	$237,796	$225,529
Pension-related liabilities	9,249	10,249
Interest rate swap agreements(1)	3,972	—
Insurance reserves(2)	141,829	135,767
Other noncurrent liabilities	162,307	118,587
	$555,153	$490,132

(1)	A number of interest rate swaps moved from asset positions as of September 27, 2024 to liability positions as of October 3, 2025 due to changes in forward interest rates (see Note 6).
(2)
The Company is self-insured for certain obligations for certain risks retained under its general liability, automobile liability, workers’ compensation liability and certain property damage programs. Reserves are estimated through actuarial methods, with the assistance of third-party actuaries using loss development assumptions based on the Company's claims history.

Impact of COVID-19
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provided for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company paid $47.6 million in remaining deferred social security taxes in fiscal 2023.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information

	Fiscal Year Ended
(in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Interest paid	$328.9	$333.5	$408.3
Income taxes paid	116.5	116.2	46.0
Significant non-cash activities are as follows:
•During fiscal 2025, fiscal 2024 and fiscal 2023, the Company executed finance lease transactions. The present value of the future rental obligations was $25.9 million, $13.3 million and $4.9 million for the respective periods, which is included in "Property and Equipment, at cost" and "Long-Term Borrowings" on the Consolidated Balance Sheets.
•During fiscal 2025, fiscal 2024 and fiscal 2023, cashless settlements of the exercise price and related employee minimum tax withholding liabilities of share-based payment awards were $33.8 million, $21.4 million and $31.3 million, respectively.
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
Transition Services Agreement - governs services between the Company and Vestis and their respective affiliates to provide each other on an interim, transitional basis, various services, including, but not limited to, administrative, information technology and cybersecurity support services and certain finance, treasury, tax and governmental function services. Under the terms of the agreement, the services terminated at the end of fiscal 2025.
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
Under these agreements, the Company provided certain services to Vestis following the separation and distribution. The agreements did not provide the Company with the ability to influence the operating or financial policies of Vestis subsequent to the separation date. During the fiscal year ended September 27, 2024, the value of the services provided to Vestis were $10.9 million. During the fiscal year ended October 3, 2025, the value of the services provided to Vestis were immaterial to the Company's financial statements with no outstanding receivables balance as of October 3, 2025.
The historical results of the Uniform segment have been reflected as discontinued operations in the Company's consolidated financial statements for all periods prior to the separation and distribution on September 30, 2023.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Details of "Income from Discontinued Operations, net of tax" are as follows (in thousands):

Fiscal Year Ended
September 29, 2023
Revenue	$2,770,645
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	2,263,133
Depreciation and amortization	136,505
Selling and general corporate expenses	133,109
Total costs and expenses	2,532,747
Operating income	237,898
Gain on Equity Investments, net	(51,831)
Interest Expense, net	2,109
Income from Discontinued Operations Before Income Taxes	287,620
Provision for Income Taxes from Discontinued Operations	61,188
Income from Discontinued Operations, net of tax	$226,432
During the fiscal year ended September 29, 2023, the Company incurred charges of $51.1 million related to the Company's separation and distribution of its Uniform segment, including salaries and benefits, recruiting and relocation costs, accounting and legal related expenses, branding and other costs, of which $31.2 million were recorded within "Income from Discontinued Operations, net of tax" and $19.9 million were recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income.
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
In the fourth quarter of fiscal 2023, the Uniform legal entity entered into the Uniform credit agreement. The Uniform credit agreement included a revolving credit facility, a United States dollar denominated term loan in the amount of $800.0 million due September 2025 and a United States dollar denominated term loan in the amount of $700.0 million due September 2028. Also in the fourth quarter of fiscal 2023, the Uniform legal entity paid a cash dividend to the Company of $1,456.7 million. On October 2, 2023, the Company used the proceeds from the cash dividend, along with cash on hand, to repay the $1,500.0 million 6.375% Senior Notes due May 1, 2025 (the "6.375% 2025 Notes") (see Note 5).
The Company recorded its distribution of Vestis' net assets as a change in "Retained Earnings" in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity as of September 27, 2024. The amount recorded reflected the carrying amounts, as of September 29, 2023, of the net assets distributed offset by the holdback of Vestis shares upon distribution of $8.8 million, net cash received from Vestis post-separation of $6.1 million and other adjustments of $1.1 million. The Company also recorded a net decrease to "Accumulated other comprehensive loss" of $31.4 million to derecognize foreign currency translation adjustments and pension plan adjustments which were attributable to Vestis (see Note 1).
NOTE 3. SEVERANCE:
During fiscal 2025, the Company approved headcount reductions to streamline and improve the efficiency and effectiveness of operational and administrative functions. As a result of these actions, severance charges of $36.4 million were recorded in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income for the fiscal year ended October 3, 2025.
The following table summarizes the severance charges by segment related to the fiscal 2025 actions recognized in the Consolidated Statements of Income for the fiscal year ended October 3, 2025 (in millions):

FSS United States	$6.6
FSS International	29.8
$36.4
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
$35.1
The following table summarizes the unpaid obligations for severance and related costs as of October 3, 2025, which are included in "Accrued payroll and related expenses" on the Consolidated Balance Sheets (in millions):

	September 27, 2024	Charges	Payments and Other	October 3, 2025
Fiscal 2025 Severance	$—	$36.4	$(16.6)	$19.8
Fiscal 2023 Severance	3.5	—	(3.5)	—
Total Reorganization	$3.5	$36.4	$(20.1)	$19.8
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
During the fourth quarter of fiscal 2025, the Company performed the annual impairment test for goodwill for each of the reporting units using a quantitative testing approach. The Company compared the estimated fair value using a discounted cash flow method of each reporting unit or market based method for certain reporting units with its book value. Based on the evaluation performed, the Company determined that the fair value of each of the reporting units substantially exceeded its respective carrying amount, and therefore, the Company determined that goodwill was not impaired.
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
Changes in total goodwill during fiscal 2025 are of the following (in thousands):

Segment	September 27, 2024	Acquisitions	Translation & Other	October 3, 2025
FSS United States	$4,184,547	$36,568	$(89)	$4,221,026
FSS International	492,654	145,633	15,357	653,644
	$4,677,201	$182,201	$15,268	$4,874,670
Other intangible assets consist of (in thousands):

	October 3, 2025			September 27, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,291,305	$(616,793)	$674,512	$1,168,108	$(521,102)	$647,006
Trade names	1,271,821	(72,266)	1,199,555	1,197,486	(39,890)	1,157,596
	$2,563,126	$(689,059)	$1,874,067	$2,365,594	$(560,992)	$1,804,602

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2025, the Company acquired customer relationship assets and trade names with values of $113.5 million and $68.7 million, respectively. During fiscal 2024, the Company acquired customer relationship assets and trade names with values of $43.4 million and $55.3 million, respectively. Customer relationship assets are being amortized principally on a straight-line basis over the expected period of benefit with a weighted average life of approximately 14 years. The majority of trade names, which include the Aramark and Avendra trade names, are indefinite lived intangible assets and are not amortized, but are evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company utilized the "relief-from-royalty" method, which considers the discounted estimated royalty payments that are expected to be avoided as a result of the trade names being owned. The Company completed its annual trade name impairment test for fiscal 2025, which did not result in an impairment charge. Amortization of other intangible assets for fiscal 2025, fiscal 2024 and fiscal 2023 was $124.6 million, $107.1 million and $89.5 million, respectively.
Based on the recorded balances at October 3, 2025, total estimated amortization of all acquisition-related intangible assets for fiscal years 2026 through 2030 are as follows (in thousands):

2026	$125,478
2027	104,863
2028	97,781
2029	95,088
2030	91,101
NOTE 5. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	October 3, 2025	September 27, 2024
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due April 2029	$189,794	$30,138
Term A Loans due August 2029	446,575	499,624
United States Term B Loans due June 2030	2,367,181	1,073,060
United States Term B Loans due April 2028	726,687	725,504
United States Term B Loans due January 2027	—	836,680
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	464,793	—
5.000% Senior Unsecured Notes due February 2028	1,146,007	1,144,404
5.000% Senior Unsecured Notes due April 2025	—	550,789
3.125% Senior Unsecured Notes (EUR) due April 2025	—	362,459
Other:
Finance leases	59,174	40,440
Other	5,726	8,359
	5,405,937	5,271,457
Less—current portion	(31,543)	(964,286)
	$5,374,394	$4,307,171
As of October 3, 2025, there were $952.0 million of outstanding foreign currency borrowings.
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
The Credit Agreement includes senior secured term loan facilities consisting of the following as of October 3, 2025:
•A United States dollar denominated term loan to ASI in the amount of $2,367.2 million, due 2030 ("U.S. Term B-8 Loans due 2030"), $726.7 million, due 2028 ("U.S. Term B-9 Loans due 2028") and $66.0 million, due 2029 ("U.S. Term A Loans due 2029");

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•A Canadian dollar denominated term loan to Aramark Canada Ltd. in the amount of C$160.5 million (approximately $115.0 million), due 2029 (the "CAD Term A-4 Loans due 2029");
•A Euro denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of €87.9 million (approximately $103.3 million), due 2029 (the "Euro Term A-3 Loans due 2029");
•A pounds sterling denominated term loan to Aramark Limited, a U.K. borrower, in an amount of £57.9 million (approximately $78.1 million), due 2029 (the "GBP Term A Loans due 2029"); and
•A United States dollar denominated term loan to Aramark Investments Limited, a U.K. borrower, in an amount of $84.1 million, due 2029 (the "AIL Term A-1 Loans due 2029").
The Credit Agreement also includes a revolving credit facility available for loans in United States dollars, Canadian dollars, euros and pounds sterling to ASI and certain foreign borrowers with aggregate commitments of approximately $1.4 billion and has a final maturity date of August 2, 2029. As of October 3, 2025, there was $1,161.7 million available for borrowing under the revolving credit facility. The Company's revolving credit facility includes a $500.0 million sublimit for letters of credit. The revolving credit facility may be drawn by ASI as well as by certain foreign subsidiaries of ASI. The foreign borrowers are subject to a sublimit of either $300.0 million or $150.0 million with respect to borrowings under the revolving credit facility. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The revolving credit facility is subject to a commitment fee ranging from a rate of 0.15% to 0.30% per annum. The actual rate within the range is based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
The Company is not a guarantor under the senior secured credit facilities and is not subject to the covenants or obligations under the Credit Agreement.
The applicable margin on the U.S. Term B-8 Loans due 2030 and U.S. Term B-9 Loans due 2028 is (x) 2.00% and 1.75%, respectively, with respect to Term Benchmark (Adjusted Term Secured Overnight Financing Rate (SOFR)) borrowings, subject to a SOFR floor of 0.00%, and (y) 1.00% and 0.75%, respectively, with respect to base-rate borrowings, subject to a minimum base rate of 0.00%. The applicable margin spread for the U.S. Term A Loans due 2029, U.S. Term A-1 Loans due 2029, CAD Term A-4 Loans due 2029, the Euro Term A-3 Loans due 2029, the senior secured revolving credit facility is 1.125% to 1.625% (as of October 3, 2025 - 1.375%) with respect to Term Benchmark (Adjusted Term SOFR, EURIBOR and Term CORRA) borrowings and letters of credit fees, subject to a floor of 0.00%, 0.125% to 0.625% (as of October 3, 2025 - 0.375%) with respect to United States and Canadian base rate borrowings, and the GBP Term A Loans due 2029 is 1.1576% to 1.6576% (as of October 3, 2025 - 1.4076%) with respect to Sterling Overnight Index Average ("SONIA") rate borrowings, subject to a floor of 0.00%. The actual spreads within all ranges referred to above are based on a Consolidated Leverage Ratio, as defined in the Credit Agreement.
Fiscal 2025 Transactions
On August 15, 2025, ASI entered into Amendment No. 18 (the “Amendment No. 18”) to provide for, among other things, the repricing of all of the United States dollar denominated Term B-7 Loans ("U.S. Term B-7 Loans due 2028") previously outstanding under the Credit Agreement by refinancing all of the U.S. Term B-7 Loans due 2028 previously outstanding under the Credit Agreement with new U.S. Term B-9 Loans due 2028 in an amount equal to $730.5 million due in April 2028. The U.S. Term B-9 Loans due 2028 were funded in full on the Closing Date and were applied by the Company to refinance the entire principal amount of the U.S. Term B-7 Loans due 2028 previously outstanding under the Credit Agreement.
The U.S. Term B-9 Loans due 2028 bear interest at a rate equal to, at the Company’s election, either (a) a forward-looking term rate based on SOFR for the applicable interest period (“Term SOFR”) plus an applicable margin initially set at 1.75% or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00% plus an applicable margin initially set at 0.75%. The U.S. Term B-9 Loans due 2028 do not require any quarterly repayments of the principal amount. The U.S. Term B-9 Loans due 2028 are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that were applicable to the U.S. Term B-7 Loans due 2028 previously outstanding under the Credit Agreement and are currently applicable to the Company’s other United States dollar denominated Term B Loans currently outstanding under the Credit Agreement.
The Company capitalized $0.3 million of transaction costs directly attributable to the refinancing in Amendment No. 18, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Consolidated Balance Sheet as of October 3, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Consolidated Statement of Cash Flows for fiscal year ended October 3, 2025.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 18, 2025, ASI entered into an incremental amendment to the Credit Agreement (“Incremental Amendment No. 17”) to provide for, among other things, the establishment of new term loans comprised of new United States dollar denominated Term B-8 Loans due 2030 (“New U.S. Term B-8 Loans due 2030”) in an amount equal to $1,395.0 million, in the form of a fungible upsize to ASI’s existing U.S. Term B-8 Loans due 2030. The New U.S. Term B-8 Loans due 2030 were funded in full on the closing date of Incremental Amendment No. 17 and were applied by ASI to: (a) repay in full the United States dollar denominated term loan to ASI in the amount of $839.3 million, due 2027 ("U.S. Term B-4 Loans due 2027") previously outstanding under the Credit Agreement; (b) to redeem the entire $551.5 million aggregate principal amount outstanding of ASI's 5.000% Senior Notes due April 2025 (the "5.000% 2025 Notes") at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to the date of redemption; and (c) to pay fees, premiums, expenses and other transaction costs in connection with the foregoing.
The U.S. Term B-8 Loans due 2030 bear interest rates equal to either (a) Term SOFR or (b) a base rate determined by reference to the highest of either (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00% plus an applicable margin set at 2.00% for borrowings based on Term SOFR and 1.00% for borrowings based on the base rate.
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
The Company capitalized $4.6 million of transaction costs directly attributable to the refinancing in Amendment No. 17, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Consolidated Balance Sheet as of October 3, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended October 3, 2025. Additionally, the Company recorded $8.3 million of charges to "Interest Expense, net" on the Consolidated Statements of Income for fiscal year ended October 3, 2025, consisting of a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-4 Loans due 2027 and the 5.000% 2025 Notes and the payment of $5.8 million of transaction costs related to the refinancing of the U.S. Term B-8 Loan due 2030.
Fiscal 2024 Transactions
On August 2, 2024, the Company amended its existing Credit Agreement (“Amendment No. 15”), to provide for, among other things, the refinancing and replacement of the 2021 Tranche Revolving Facility, the Canadian Term A-3 Loans and the Euro Term A-2 Loans under the Credit Agreement through the establishment of Replacing Revolving Commitments, New Revolving Commitments, and borrowings of Refinancing Term Loans, under the Credit Agreement comprised of (i) new 2024 Tranche Revolving Commitments in an amount equal to $1.4 billion, terminating in August 2029, (ii) new Canadian Term A-4 Loans in an amount equal to C$214.6 million, due in August 2029, (iii) new Euro Term A-3 Loans in an amount equal to €94.1 million, due in August 2029, (iv) new United States Term A Loans in an amount equal to $70.7 million, due in August 2029, (v) new United States Term A-1 Loans in an amount equal to $90.0 million, due in August 2029 and (vi) new GBP Term A Loans in an amount equal to £62.0 million, due in August 2029. The new Term A Loans were applied by the Company to refinance in full the Canadian Term A-3 Loans and Euro Term A-2 Loans and reduce borrowings outstanding under the existing revolving facility. The new Term A Loans are subject to customary springing maturity provisions (including customary thresholds) with respect to the United States Term B-7 Loans and the 5.000% Senior Notes due 2028.
The 2024 Tranche Revolving Commitments bear interest at a rate equal to, at the Company’s option, depending on the currency of the loans borrowed under the new 2024 Tranche Revolving Commitments, either (a) a Term CORRA rate, (b) a Term SOFR rate, (c) a EURIBOR rate, (d) Canadian base rate determined by the higher of (1) prime rate of the administrative agent or (2) the Term CORRA rate plus 1.00%, (e) base rate determined by the highest of (1) the prime rate of the administrative agent, (2) the greater of the overnight rate and the federal funds rate, plus 0.50% or (3) the Term SOFR rate plus 1.00%, or (f) a SONIA rate plus an applicable margin set initially at 1.625% for borrowings based on the Term CORRA rate, Term SOFR rate and EURIBOR rate, 1.6576% for borrowings based on the SONIA rate and 0.625% for borrowings based on the Canadian base rate or base rate, in each case, subject to a reduction upon the Company achieving improvement on the consolidated leverage ratio. Loans denominated in U.S. dollars that are outstanding under the 2024 Tranche Revolving Commitments are subject to a credit spread adjustment of 0.0% (as compared to the interest rate for the 2021 Tranche Revolving Facility, which were subject to a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)). In addition to paying interest on outstanding principal under the 2024 Tranche Revolving Commitments, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder, initially set at 0.30%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The CAD Term A-4 Loans due 2029 bear interest at a rate equal to, at the Company’s option, either (a) a Term CORRA rate or (b) a base rate or Canadian base rate determined by reference to the higher of (1) the prime rate of the administrative agent and

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) the Term CORRA rate plus 1.00% plus an applicable margin set initially at 1.625% for borrowings based on the Term CORRA rate and 0.625% for borrowings based on the Canadian base rate, in each case, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The Euro Term A-3 Loans due 2029 bear interest at a rate equal to a EURIBOR rate plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio.
The U.S. Term A Loans due 2029 and U.S. Term A-1 Loans due 2029 bear interest at a rate determined by reference to either (a) a Term SOFR rate or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the greater of the overnight rate and the federal funds rate, plus 0.50% or (3) the Term SOFR rate plus 1.00%, plus an applicable margin set initially at 1.625%, subject to a reduction upon the Company achieving improvement in the consolidated leverage ratio. The U.S. Term A Loans due 2029 and U.S. Term A-1 Loans due 2029 are subject to a credit spread adjustment of 0.0%.
The GBP Term A Loans due 2029 bear interest at a rate equal to a SONIA rate plus an applicable margin set initially at 1.6576%, subject to a reduction upon the Company achieving improvement in the consolidated leverage.
The Company capitalized $7.6 million of transaction costs directly attributable to the refinancing in Amendment No. 15, of which $5.8 million is included in "Other Assets" and $1.8 million is included in "Long-Term Borrowings" on the Consolidated Balance Sheet as of September 27, 2024. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Consolidated Statement of Cash Flows for the fiscal year ended September 27, 2024. Additionally, the Company recorded $1.3 million of charges to "Interest Expense, net" on the Consolidated Statements of Income for the fiscal year ended September 27, 2024, consisting of a $1.1 million non-cash loss for the write-off of unamortized deferred financing costs on the revolving credit facility and foreign denominated term loans due 2026 and the payment of $0.2 million of transaction costs related to the refinancing.
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
As a result of the Amendment No. 14, (i) U.S. Term B-5 Loans due 2028 previously outstanding under the Credit Agreement were replaced with U.S. Term B-7 Loans due 2028 in an amount equal to $730.5 million due in April 2028 and (ii) U.S. Term B-6 Loans due 2030 previously outstanding under the Credit Agreement were replaced with the U.S. Term B-8 Loans due 2030 in an amount equal to $1,094.5 million due in June 2030, each with an interest rate equal to the sum of (a) the Term SOFR Rate (as defined in the Credit Agreement) plus (b) an applicable margin of 2.00% plus (c) a credit spread adjustment of 0.0% (as compared to the interest rate for the U.S. Term B-5 Loans due 2028 and the U.S. Term B-6 Loans due 2030 equal to the sum of (a) the Term SOFR Rate plus (b) an applicable margin of 2.50% plus (c) a credit spread adjustment between 0.11448% and 0.42826% (depending on the selected interest period)).
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property subject to certain exceptions and customary reinvestment rights; provided, further, that such prepayment shall only be required to the extent net cash proceeds exceeds $100.0 million; and
•100% of the net cash proceeds of any incurrence of debt but excluding proceeds from certain debt permitted under the Credit Agreement.
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
The CAD Term A-4 Loans due 2029 do not require any quarterly repayments of the principal amount and require the payment of C$160.9 million at maturity.
The Euro Term A-3 Loans due 2029 require the payment of installments in quarterly principal amounts of €1.2 million from December 31, 2025 through June 30, 2029 and €70.5 million at maturity.
The GBP Term A Loans due 2029 require the payment of installments in quarterly principal amounts of £0.8 million from December 31, 2025 through June 30, 2029 and £46.5 million at maturity.
The U.S. Term A Loans due 2029 require the payment of installments in quarterly principal amounts of $0.9 million from December 31, 2025 through June 30, 2029 and $53.0 million at maturity.
The U.S. Term A-1 Loans due 2029 require the payment of installments in quarterly principal amounts of $1.1 million from December 31, 2025 through June 30, 2029 and $67.5 million at maturity.
The U.S. Term B-8 Loans due 2030 require repayment of principal in quarterly installments of $6.3 million from December 31, 2028 through March 31, 2030 and $2,346.4 million at maturity.
The U.S. Term B-9 Loans due 2028 do not require any quarterly repayments of the principal amount and require the payment of $730.5 million at maturity.
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
Certain Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, ASI's ability and the ability of its restricted subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to ASI from its restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing ASI's subordinated debt (or any indebtedness that refinances its subordinated debt); and fundamentally change ASI's business. The Credit Agreement also

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contains certain customary affirmative covenants, such as financial and other reporting, and certain events of default. At October 3, 2025, ASI was in compliance with all of these covenants.
The Credit Agreement requires ASI to maintain a maximum Consolidated Secured Debt Ratio, defined as consolidated total indebtedness secured by a lien to Covenant Adjusted EBITDA, not to exceed 5.125x. Consolidated total indebtedness secured by a lien is defined in the Credit Agreement as total indebtedness consisting of debt for borrowed money, finance leases, debt in respect of sale-leaseback transactions, disqualified and preferred stock and advances under the Receivables Facility secured by a lien reduced by the amount of cash and cash equivalents in the consolidated balance sheets that is free and clear of any lien. Non-compliance with the maximum Consolidated Secured Debt Ratio could result in the requirement to immediately repay all amounts outstanding under the Credit Agreement, which, if ASI's lenders under the Credit Agreement (other than the lenders in respect of ASI’s U.S. Term B-8 Loans due 2030 and U.S. Term B-9 Loans due 2028 which lenders shall not benefit from the maximum Consolidated Secured Debt Ratio) failed to waive any such default, would also constitute a default under the indentures governing the senior notes. The actual ratio at October 3, 2025 was 2.26x.
The Credit Agreement establishes an incurrence-based minimum Interest Coverage Ratio, defined as Covenant Adjusted EBITDA to consolidated interest expense, as a condition for ASI and its restricted subsidiaries to incur additional indebtedness and to make certain restricted payments. Consolidated interest expense is defined in the Credit Agreement as consolidated interest expense excluding interest income, adjusted for acquisitions and dispositions and for certain non-cash or nonrecurring interest expense. The minimum Interest Coverage Ratio is at least 2.00x for the term of the Credit Agreement. If ASI does not maintain this minimum Interest Coverage Ratio calculated on a pro forma basis for any such additional indebtedness or restricted payments, it could be prohibited from being able to incur additional indebtedness, other than the additional funding provided for under the Credit Agreement and pursuant to specified exceptions, and make certain restricted payments, other than pursuant to certain exceptions. The actual ratio was 4.12x for the fiscal year ended October 3, 2025.
A failure to pay any obligations under the Credit Agreement as they become due or any event causing amounts to become due prior to their stated maturity could result in a cross-default and potential acceleration of the Company’s other outstanding debt obligations, including the senior notes.
Senior Notes
4.375% Senior Notes (EUR) due April 2033
On March 19, 2025, Aramark International Finance S.à r.l. (“AIFS”) issued €400.0 million of 4.375% Senior Notes due April 2033 (the “4.375% 2033 Notes”), and used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay the €325.0 million outstanding aggregate principal amount of AIFS’ Euro denominated 3.125% Senior Notes due 2025 (the “3.125% 2025 Notes”) and the remainder for general corporate purposes, including reduction of debt. The Company capitalized €4.4 million in third-party costs directly attributable to the issuance and sale of the 4.375% 2033 Notes. The capitalized costs are amortized using the effective interest method over the term of the 4.375% 2033 Notes and are presented in “Long-Term Borrowings” on the Consolidated Balance Sheet as of October 3, 2025 as a direct deduction from the carrying value of the notes.
The 4.375% 2033 Notes were issued pursuant to an indenture (the "2033 Notes Indenture"), entered into by and among AIFS, the Company, ASI and certain other Aramark entities, as guarantors, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, as paying agent, transfer agent and registrar. The 4.375% 2033 Notes were issued at par.
The 4.375% 2033 Notes are senior unsecured obligations of AIFS. The 4.375% 2033 Notes rank equal in right of payment to all of AIFS' existing and future senior indebtedness and will rank senior in right of payment to the AIFS' future subordinated indebtedness, if any. The 4.375% 2033 Notes are guaranteed on a senior, unsecured basis by ASI and substantially all of the domestic subsidiaries of ASI. The guarantees of the 4.375% 2033 Notes rank equal in right of payment to all of the senior obligations of such guarantor. The guarantee of the 4.375% 2033 Notes by guarantor is effectively subordinated to all of such guarantor's existing and future secured indebtedness, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all of the liabilities of any of such guarantor's subsidiaries that do not guarantee the 4.375% 2033 Notes. The 4.375% 2033 Notes are also guaranteed on a senior unsecured basis by the Company for purposes of financial reporting. Interest on the 4.375% 2033 Notes is payable on April 15 and October 15 of each year, commencing October 15, 2025.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
5.000% Senior Notes due 2025 (fully redeemed)
On March 22, 2017, ASI issued at par $600.0 million of 5.000% 2025 Notes. The 5.000% 2025 Notes were issued pursuant to an indenture, entered into by and among ASI, the Company and certain other Aramark entities, as guarantors, and The Bank of

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New York Mellon, as trustee. During fiscal 2022, the Company made optional prepayments of $48.5 million on the 5.000% 2025 Notes.
On February 18, 2025, ASI redeemed the entire $551.5 million aggregate principal amount outstanding of the 5.000% 2025 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to the date of redemption, using a portion of the net proceeds from U.S. Term B-8 Loans due 2030.
3.125% Senior Notes due 2025 (fully repaid)
On March 27, 2017, AIFS issued at par €325.0 million of the 3.125% 2025 Notes. The 3.125% 2025 Notes were issued pursuant to an indenture, entered into by and among AIFS, the Company and certain other Aramark entities, as guarantors, The Bank of New York Mellon, as trustee and registrar, and The Bank of New York Mellon, London Branch, as paying agent and transfer agent
On April 1, 2025, AIFS fully repaid the €325.0 million outstanding aggregate principal amount of the 3.125% 2025 Notes at maturity, using a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes.
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
On September 9, 2025, the Company increased the purchase limit available under the Receivables Facility from $600.0 million to $625.0 million and extended the scheduled maturity date from July 17, 2026 to September 8, 2028. All other terms and conditions of the agreement remained largely unchanged.
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
As of October 3, 2025 and September 27, 2024, there are no outstanding borrowings under the Receivables Facility.
Future Maturities and Interest Expense, net
At October 3, 2025, annual maturities on long-term borrowings maturing in the next five fiscal years and thereafter (excluding the $23.7 million reduction to long-term borrowings from debt issuance costs and $7.2 million reduction from the discount on the U.S. Term B-8 Loans due 2030) (in thousands):

2026	$34,709
2027	30,017
2028	1,906,769
2029	615,502
2030	2,364,282
Thereafter	510,434
The components of interest expense, net, are summarized as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Interest expense	$364,376	$389,192	$467,286
Interest income	(22,451)	(22,476)	(29,810)
Total	$341,925	$366,716	$437,476
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash Flow Hedges
The Company has approximately $2.5 billion notional amount of outstanding interest rate swap agreements as of October 3, 2025, which fix the rate on a like amount of variable rate borrowings with varying maturities through July of fiscal 2028. During fiscal 2025, the Company entered into $1.0 billion notional amount of interest rate swap agreements to hedge the cash flow risk of variability in interest payments on variable rate borrowings. In addition, interest rate swaps with notional amounts of $800.0 million matured during fiscal 2025.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of October 3, 2025 and September 27, 2024, $12.1 million and $36.5 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss."
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Interest rate swap agreements(1)	$11,159	$(22,016)	$51,541

(1)	Change in the amounts driven by changes in forward interest rates.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 16 for a description of the fair value levels), of the Company's derivatives designated and not designated as hedging instruments on the Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	October 3, 2025	September 27, 2024
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$—	$8,134
Interest rate swap agreements	Other Assets	20,262	41,158
		$20,262	$49,292

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	3,972	—
The following table summarizes the location of the (gain) loss reclassified from "Accumulated other comprehensive loss" into earnings on the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
	Income Statement Location	October 3, 2025	September 27, 2024	September 29, 2023
Interest rate swap agreements(1)	Interest Expense, net	$(44,160)	$(76,150)	$(59,117)

(1)	Change in the amounts driven by changes in forward interest rates.
As of October 3, 2025, the Company has a Euro denominated term loan in the amount of €87.9 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
At October 3, 2025, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $12.1 million.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. LEASES:
The Company has lease arrangements primarily related to real estate, vehicles and equipment, which generally have terms of one year to 25 years. In addition, there can be leases identified in the Company's revenue contracts with customers, which generally include fixed or variable lease payments. The Company assesses whether an arrangement is a lease, or contains a lease, upon inception of the related contract. A right-of-use asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less ("short-term leases"). Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to 8 years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $34.6 million at October 3, 2025 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 3, 2025.
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
The following table summarizes the location of the operating leases in the Company’s Consolidated Balance Sheets (in thousands), as well as the weighted average remaining lease term and weighted average discount rate:

	October 3, 2025	September 27, 2024
Assets:
Operating Lease Right-of-use Assets(1)	$701,839	$638,659

Liabilities:
Current operating lease liabilities	$60,744	$54,163
Noncurrent Operating Lease Liabilities	255,305	241,012
Total operating lease liabilities	$316,049	$295,175

Weighted average remaining lease term (in years)	6.3	6.9
Weighted average discount rate	4.8%	4.6%

(1)	Includes $420.9 million and $384.1 million of long-term prepaid rent as of October 3, 2025 and September 27, 2024, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of operating lease related costs on the Consolidated Statements of Income (in thousands):

		Fiscal Year Ended
Lease Cost	Income Statement Location	October 3, 2025	September 27, 2024	September 29, 2023
Operating lease cost(1):
Fixed lease costs	Cost of services provided (exclusive of depreciation and amortization)	$127,953	$117,584	$110,393
Variable lease costs(2)	Cost of services provided (exclusive of depreciation and amortization)	1,080,782	1,052,310	922,334
Short-term lease costs	Cost of services provided (exclusive of depreciation and amortization)	82,245	80,816	79,788
Net operating lease cost		$1,290,980	$1,250,710	$1,112,515

(1)	Excludes sublease income, which is immaterial.
(2)
Includes $1,054.4 million, $1,027.9 million and $903.4 million of costs related to leases associated with revenue contracts with customers for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. These costs represent the rent the Company pays its clients to operate at their locations, typically based on a percentage of sales.

Supplemental cash flow information related to operating leases for the periods reported is as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$168,490	$192,391	$170,457
Lease assets obtained in exchange for operating lease obligations	88,657	59,780	52,215

(1)
For fiscal 2025, excludes cash paid for variable and short-term lease costs of $1,070.7 million and $82.2 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2024, excludes cash paid for variable and short-term lease costs of $1,039.0 million and $80.8 million, respectively, that are not included within the measurement of lease liabilities. For fiscal 2023, excludes cash paid for variable and short-term lease costs of $909.1 million and $79.8 million, respectively, that are not included within the measurement of lease liabilities.

Future minimum lease payments under non-cancelable leases as of October 3, 2025 are as follows (in thousands):

Operating leases
2026	$74,298
2027	65,622
2028	55,855
2029	45,931
2030	36,454
Thereafter	86,807
Total future minimum lease payments	364,967
Less: Interest	(48,918)
Present value of lease liabilities	$316,049

NOTE 8. REVENUE RECOGNITION:
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
FSS United States:
Business & Industry	$1,920.3	$1,627.2	$1,407.2
Education	3,810.3	3,650.4	3,437.0
Healthcare(1)	1,681.2	1,620.3	1,667.7
Sports, Leisure & Corrections	4,223.7	3,981.2	3,537.1
Facilities & Other(1)	1,576.4	1,697.6	1,672.4
Total FSS United States	13,211.9	12,576.7	11,721.4

FSS International:
Europe	2,972.2	2,663.7	2,303.6
Rest of World	2,322.2	2,160.3	2,058.2
Total FSS International	5,294.4	4,824.0	4,361.8

Total Revenue	$18,506.3	$17,400.7	$16,083.2

(1)
 In fiscal 2024, management began reporting results for healthcare facility services within "Healthcare," whereas the results were previously reported within "Facilities & Other." As such, the "Healthcare" and "Facilities & Other" results for the fiscal year ended September 29, 2023 were recast to reflect this change.

Contract Balances
The Company defers sales commissions earned by its sales force that are considered to be incremental and recoverable costs of obtaining a contract tied to its food and facilities services. The deferred costs are amortized using the portfolio approach on a straight line basis over the average period of benefit, approximately 5.7 years, and are assessed for impairment on a periodic basis. Determination of the amortization period and the subsequent assessment for impairment of the contract cost asset requires judgment. Employee sales commissions are recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Leasehold improvements and costs to fulfill contracts include payments made by the Company to enhance the service resources used by the Company to satisfy its performance obligation. These amounts are amortized on a straight-line basis over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. As of October 3, 2025 and September 27, 2024, the Company had $931.9 million and $835.6 million of leasehold improvements capitalized in "Property and equipment, net" on the Consolidated Balance Sheets. Cost to fulfill - Client is recorded within "Other Assets" on the Consolidated Balance Sheets (see Note 1).
Long-term prepaid rent is amortized over the contract period. If a contract is terminated prior to its maturity date, the Company is typically reimbursed for the unamortized amount. Long-term prepaid rent is recorded within "Operating Lease Right-of use Assets" on the Consolidated Balance Sheets (see Note 7).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location of the expense recorded on the Consolidated Statements of Income related to the Company's contract balances (in millions):

		Fiscal Year Ended
	Income Statement Location	October 3, 2025	September 27, 2024	September 29, 2023
Employee sales commissions	Cost of services provided (exclusive of depreciation and amortization)	$10.9	$9.9	$8.5
Leasehold improvements	Depreciation and amortization	137.6	131.0	129.8
Cost to fulfill - Client	Depreciation and amortization	16.6	16.7	17.7
Long-term prepaid rent	Cost of services provided (exclusive of depreciation and amortization)	54.2	52.2	47.5
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
During the fiscal year ended October 3, 2025, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the fiscal year ended October 3, 2025, the Company recognized $330.2 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances attributable to consideration received in advance from customers prior to the service being performed are summarized in the following table (in millions):

	October 3, 2025	September 27, 2024
Deferred income(1)	$364.0	$352.5

(1)	Includes both current ($362.3 million) and noncurrent deferred income ($1.7 million).
NOTE 9. EMPLOYEE PENSION AND PROFIT SHARING PLANS:
In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified retirement savings plan for certain employees. The total expense of the above plans for fiscal 2025, fiscal 2024 and fiscal 2023 was $27.0 million, $24.7 million and $23.1 million, respectively. The Company also maintains similar contributory and non-contributory defined contribution retirement plans at several of its international operations, primarily in Canada and the United Kingdom. The total expense of these international plans for fiscal 2025, fiscal 2024 and fiscal 2023 was $19.8 million, $16.9 million and $13.4 million, respectively.
The following table sets forth the fair value of plan assets and projected benefit obligation for the Company's single-employer defined benefit pension plans (in thousands):

	October 3, 2025	September 27, 2024
Fair Value of Plan Assets	$126,692	$140,992
Benefit Obligation	103,773	116,611
Funded Status	$22,919	$24,381

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of plan assets for the Company's defined benefit pension plans as of October 3, 2025 and September 27, 2024 is as follows (see Note 16 for a description of the fair value levels) (in thousands):

	October 3, 2025	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$19,773	$19,773	$—	$—
Investment funds:
Equity funds	14,715		14,715	—
Fixed income funds	17,903		17,903	—
Insurance contracts	74,301	—		74,301
Total	$126,692	$19,773	$32,618	$74,301

	September 27, 2024	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$24,996	$24,996	$—	$—
Investment funds:
Equity funds	14,423	—	14,423	—
Fixed income funds	18,642	—	18,642	—
Insurance contracts	82,931	—	—	82,931
Total	$140,992	$24,996	$33,065	$82,931
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
The Company's participation in these plans for fiscal 2025 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2025 and 2024 is for the plans' two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the critical and declining zone are generally less than 65% funded and projected to become insolvent in the next 15 or 20 years depending on the ratio of active to inactive participants and plans in the critical zone are generally less than 65% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the CBA(s) to which the plans are subject. There have been no significant changes that affect the comparability of fiscal 2025, fiscal 2024 and fiscal 2023 contributions.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (in thousands)				Range of Expiration Dates of CBAs
		2025	2024		2025	2024	2023	Surcharge Imposed
National Retirement Fund	13-6130178/ 001	Critical	Critical	Implemented	$1,633	$1,382	$1,217	No	2/28/2025 - 5/22/2028
UNITE HERE Retirement Fund	82-0994119/ 001	Critical and Declining	Critical and Declining	Implemented	6,353	6,362	6,217	No	12/31/2022 - 3/31/2030
Local 1102 Retirement Trust	13-1847329/ 001	Critical and Declining	Critical and Declining	Implemented	82	70	65	No	1/31/2028
Central States SE and SW Areas Pension Plan(1)	36-6044243/ 001	Critical	Critical	Implemented	550	298	226	No	2/15/2027 - 8/31/2028
Pension Plan for Hospital & Health Care Employees Philadelphia & Vicinity	23-2627428/ 001	Critical and Declining	Critical and Declining	Implemented	346	344	333	No	1/31/2028
SEIU National Industry Pension Fund (2)	52-6148540/ 001	Critical	Critical	Implemented	130	160	230	No	7/31/2027 - 4/14/2028
Retail Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442/ 001	Critical and Declining	Critical and Declining	Implemented	74	248	53	No	6/30/2027 - 1/31/2028
Other funds					8,106	7,461	7,479
Total contributions					$17,274	$16,325	$15,820

(1)	Approximately 67% of the Company's participants in this fund are covered by a single CBA that expires on 7/7/2027.
(2)	Approximately 78% of the Company's participants in this fund are covered by a single CBA that expires on 7/31/2027.
(3)	Approximately 83% of the Company's participants in this fund are covered by a single CBA that expires on 6/30/2027.
The Company provided more than 5 percent of the total contributions for the following plan and plan years:

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Local 1102 Retirement Trust	12/31/2024, 12/31/2023 and 12/31/2022
UNITE HERE Retirement Fund	12/31/2024, 12/31/2023 and 12/31/2022
At the date the Company's financial statements were issued, Forms 5500 were not available for the plan years ending in fiscal 2025.
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
The components of Income from Continuing Operations Before Income Taxes by source of income are as follows (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States(1)	$292,770	$234,926	$119,543
Non-United States(2)	137,686	129,939	443,981
	$430,456	$364,865	$563,524

(1)	Fiscal 2024 includes gains from sale of equity investments (see Note 1).
(2)	Fiscal 2023 includes gains from sale of equity investments (see Note 1).

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Provision for Income Taxes from Continuing Operations consists of the following (in thousands):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Current:
Federal	$44,903	$68,903	$(5,119)
State and local	7,645	14,565	4,916
Non-United States	36,819	26,827	16,471
	89,367	110,295	16,268
Deferred:
Federal(1)	23,574	(15,761)	90,769
State and local	12,675	2,915	7,199
Non-United States	(22,030)	5,523	2,190
	14,219	(7,323)	100,158
	$103,586	$102,972	$116,426

(1)	Fiscal 2023 deferred tax expense is elevated due to the utilization of tax credit carryforward assets.
Current taxes receivable of $26.8 million and $3.8 million at October 3, 2025 and September 27, 2024, respectively, are included in "Prepayments and other current assets" on the Consolidated Balance Sheets. Current income taxes payable of $19.5 million and $19.3 million at October 3, 2025 and September 27, 2024, respectively, are included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.
The Provision for Income Taxes from Continuing Operations varies from the amount determined by applying the United States Federal statutory rate to Income from Continuing Operations Before Income Taxes as a result of the following (all percentages are as a percentage of Income from Continuing Operations Before Income Taxes):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.7	3.8	1.7
Foreign taxes	2.8	3.3	1.7
Reduction of foreign valuation allowances	(4.9)	(0.7)	(0.6)
Permanent book/tax differences	0.3	2.6	(0.8)
Uncertain tax positions	3.4	0.4	0.8
Foreign tax credit valuation allowance	0.7	0.3	(0.8)
Sale of investments(1)	—	—	(0.5)
Tax credits & other	(2.9)	(2.5)	(1.8)
Effective income tax rate	24.1%	28.2%	20.7%

(1)	Includes mainly capital tax gains related to the sale of the Company's equity investment in AIM Services Co., Ltd. offset by capital tax losses in certain investments in foreign entities.
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
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact the need for valuation allowances against DTAs. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company recorded a benefit to the "Provision for Income Taxes from Continuing Operations" within the Consolidated Statements of Income of $24.8 million, $3.8 million and $3.8 million, respectively, for the reversal of valuation allowances at subsidiaries in the FSS International segment. The valuation allowance reversals were driven by the Company's ability to utilize DTAs based on future taxable income expected due to business acquisitions and sustained profitability. The Company continues to monitor operating

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance and believes that based on future reversals of deferred tax liabilities ("DTLs") and future taxable income, it is more likely than not that the remaining NOL carryforwards and DTAs will be realized, except where a valuation allowance has been established.
During fiscal 2023, the Company recorded a net expense to the "Provision for Income Taxes from Continuing Operations" on the Consolidated Statements of Income of $76.7 million, of which $98.4 million reflects the capital gain on the sale of its AIM Services Co., Ltd. equity investment, offset by $21.7 million of capital losses resulting from the restructuring of certain foreign subsidiaries.
As of October 3, 2025 and September 27, 2024, the components of Deferred Income Taxes are as follows (in thousands):

	October 3, 2025	September 27, 2024
Deferred tax liabilities:
Derivatives	$4,235	$12,816
Property and equipment	40,493	2,023
Other intangible assets, including goodwill	605,608	580,138
Operating Lease Right-of-use Assets	53,711	46,729
Computer software costs and other	18,264	23,283
Gross deferred tax liability	722,311	664,989
Deferred tax assets:
Investments	9,148	8,721
Inventory	3,685	6,261
Insurance	16,785	14,670
Employee compensation and benefits	100,563	93,102
Accruals and allowances	15,000	17,716
Operating lease liabilities	62,182	56,532
NOL/credit carryforwards and other	198,944	193,152
Gross deferred tax asset, before valuation allowances	406,307	390,154
Valuation allowances	(62,276)	(80,552)
Net deferred tax liability	$378,280	$355,387
Rollforward of the valuation allowance is as follows (in thousands):

	October 3, 2025	September 27, 2024
Balance, beginning of year	$(80,552)	$(78,194)
Additions(1)	(9,743)	(5,810)
Subtractions(2)	28,019	3,452
Balance, end of year	$(62,276)	$(80,552)

(1)
The Additions in fiscal 2025 are driven by valuation allowances recorded related to additional deferred tax assets recognized in the FSS International segment, while Additions in fiscal 2024 were driven by a valuation allowance recorded related to pension assets in the FSS International segment.

(2)
The Subtractions in fiscal 2025 and 2024 in part are driven by the reversal of a valuation allowance at a subsidiary in the FSS International segment based on future taxable income expected due to acquisitions of businesses. Fiscal 2025 also included the reversal of a valuation allowance at a subsidiary in the FSS International segment due to sustained profitability.

DTLs of $410.9 million and $375.4 million as of October 3, 2025 and September 27, 2024, respectively, are included in "Deferred Income Taxes" on the Consolidated Balance Sheets. DTAs of $32.6 million and $20.0 million as of October 3, 2025 and September 27, 2024, respectively, are included in "Other Assets" on the Consolidated Balance Sheets.
As of October 3, 2025, certain subsidiaries have recorded DTAs of $64.7 million associated with accumulated federal, state and foreign NOL carryforwards. The Company believes it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized. As a result, the Company has a valuation allowance of $27.0 million on the DTAs related to these state and foreign NOL carryforwards as of October 3, 2025. State NOL carryforwards generally will begin to expire in 2026 and foreign NOL carryforwards generally have no expiration date.
As of October 3, 2025, the Company has $57.2 million of FTC carryforwards, which begin to expire in 2027, along with $2.8 million of general business credits, which begin to expire in 2045, and $39.4 million of interest restriction carryforwards, which

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
do not expire. The Company has a valuation allowance of $35.2 million on the DTAs related to FTC carryforwards as of October 3, 2025.
Undistributed earnings of certain foreign subsidiaries for which no DTL was recorded amounted to approximately $574.9 million and $446.7 million as of October 3, 2025 and September 27, 2024, respectively. The foreign withholding tax cost associated with remitting these earnings is $33.8 million and $26.8 million as of October 3, 2025 and September 27, 2024, respectively. Such amounts have not been accrued by the Company as it believes those foreign earnings are permanently reinvested.
The Company has $88.6 million of total gross unrecognized tax benefits as of October 3, 2025, of which $59.7 million, if recognized, would impact the effective tax rate and $28.9 million would result in an adjustment to the DTL or payable.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows (in thousands):

	October 3, 2025	September 27, 2024
Balance, beginning of year	$70,188	$69,128
Additions based on tax positions taken in the current year	—	754
Additions for tax positions taken in prior years	22,144	3,370
Reductions for remeasurements, settlements and payments	—	(1,493)
Reductions due to statute expiration	(3,727)	(1,571)
Balance, end of year	$88,605	$70,188
The Company has $18.4 million and $14.1 million accrued for interest and penalties as of October 3, 2025 and September 27, 2024, respectively, on the Consolidated Balance Sheets and recorded $4.3 million, $2.8 million and $1.7 million in interest and penalties during fiscal 2025, fiscal 2024 and fiscal 2023, respectively in the Consolidated Statements of Income. Interest and penalties related to unrecognized tax benefits are recorded in "Provision for Income Taxes from Continuing Operations" on the Consolidated Statements of Income. The Company has $9.6 million of FTCs that will reduce the gross unrecognized tax benefit.
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
In response to the development of the global economy toward digitalization, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. Guided by the OECD framework, more than 140 countries have agreed to enact Pillar Two legislation. The Company currently operates in several countries which are subject to Pillar Two. Based on an analysis of the Pillar Two transitional safe harbors, the Company concluded that Pillar Two does not have an effect on the consolidated financial statements. The Company will continue to monitor legislative developments and evaluate financial results for changes in the expected impact.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB Act contains a broad range of tax reform measures, including modification to limitations on deductions for interest expense, reinstatement of elective 100% first year bonus depreciation and immediate expensing of domestic research and development expenditures. The new law has a range of effective dates, with certain changes taking effect in fiscal year 2025 and others that become effective in future periods. The new law did not have a material effect on the consolidated financial statements. In regard to the future period applicable clauses, the Company expects the legislation to reduce future federal cash taxes and does not expect these provisions to have a material impact on the effective tax rate.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. STOCKHOLDERS' EQUITY:
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During fiscal 2025, the Company repurchased 4.0 million shares of its common stock for $140.2 million.
The following table presents the Company's cash dividend payments to its stockholders (in millions):

	October 3, 2025	September 27, 2024	September 29, 2023
Dividend payments	$110.8	$99.9	$114.6
The Board of Directors declared a $0.12 dividend per share of common stock, payable on December 17, 2025, to shareholders of record on the close of business on December 5, 2025.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At October 3, 2025 and September 27, 2024, zero shares of preferred stock were issued or outstanding.
NOTE 12. SHARE-BASED COMPENSATION:
Under various plans, the Company may grant stock options and other equity-based awards to executive, management, and technology. The Company’s approach to long-term incentive compensation contemplates awards of stock options, restricted stock units (RSUs) and performance stock units (PSU).
As of October 3, 2025, the maximum number of shares authorized to be issued under the Company’s stock incentive plans was 45.0 million shares. The Company satisfies vesting of RSUs and PSUs with newly issued shares.
The following table summarizes the share-based compensation expense and related information for Time-Based Options ("TBOs"), RSUs, PSUs and other awards recorded within "Selling and general corporate expenses" on the Consolidated Statements of Income (in millions):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
TBOs	$9.3	$9.7	$14.3
RSUs	31.5	32.5	43.5
PSUs	13.1	14.9	9.7
Other(1)	4.7	5.5	8.8
	$58.6	$62.6	$76.3

Taxes related to share-based compensation	$9.5	$10.2	$13.0
Cash Received from Option Exercises	43.0	36.6	45.6

(1)
Consists of retention-based options, deferred stock units, employee stock purchase plans and stock appreciation rights. Each of these components are individually insignificant to the share-based compensation expense for fiscal years ending October 3, 2025, September 27, 2024 and September 29, 2023.

No compensation expense was capitalized. The Company applies an estimated forfeiture assumption of 9.0% per annum based on actual forfeiture activity, which was in effect during each of the fiscal years presented.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The below table summarizes the unrecognized compensation expense as of October 3, 2025 related to non-vested awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (in millions)	Weighted-Average Period (Years)
TBOs	$20.4	2.62
RSUs	69.4	2.56
PSU	29.6	1.80
Total	$119.4
Stock Options
The Company's annual TBO grants for fiscal 2025, 2024, 2023 and 2022 were awarded in December 2024, November 2023, November 2022 and November 2021, respectively. The fiscal 2025, 2024 and 2023 TBO grants vest solely based upon continued employment over a four year time period. The fiscal 2022 TBO grants vest solely based upon continued employment over a three year time period. All TBOs remain exercisable for 10 years from the date of grant.
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
The table below presents the weighted average assumptions and related valuations for TBOs:

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Expected volatility	43%	43%	42%
Expected dividend yield	1.04% - 1.17%	1.19% - 1.35%	1.39% - 1.64%
Expected life (in years)(1)	6.25	6.25	6.25
Risk-free interest rate	4.03% - 4.48%	3.99% - 4.41%	3.65% - 4.28%
Weighted-average grant-date fair value	$17.62	$12.04	$11.76

(1)
The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method as permitted under Securities and Exchange Commission rules and regulations due to the method providing a reasonable estimate in comparison to actual experience. The simplified method uses the midpoint between an option's vesting date and contractual term.

A summary of TBO activity is presented below:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Term (Years)
Outstanding at September 27, 2024	7,907	$26.14
Granted	771	$40.25
Exercised	(1,560)	$26.02
Forfeited and expired	(80)	$30.20
Outstanding at October 3, 2025	7,038	$27.67	$80,691	5.8
Exercisable at October 3, 2025	5,063	$25.58	$67,967	4.8
Expected to vest at October 3, 2025	1,763	$32.89	$11,624	8.3

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Total intrinsic value exercised (in millions)	$21.0	$15.3	$12.0
Total fair value that vested (in millions)	10.2	10.6	15.7
Restricted Stock Units
The Company's annual RSU grants for fiscal 2025, 2024, 2023 and fiscal 2022 were awarded in December 2024, November 2023, November 2022 and November 2021, respectively. For the fiscal 2025, 2024 and 2023 grants, 25% of each grant will

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
vest and be settled in shares on each of the first four anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. For the fiscal 2022 grants, 33% of each grant will vest and be settled in shares on each of the first three anniversaries of the date of grant, subject to the participant's continued employment with the Company through each such anniversary. The grant-date fair value of RSUs is based on the fair value of the Company's common stock. Participants holding RSUs will receive the benefit of any dividends paid on shares in the form of additional RSUs. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	3,256	$28.32
Granted	1,249	$40.23
Vested	(1,346)	$27.46
Forfeited	(226)	$32.88
Outstanding at October 3, 2025	2,933	$33.49

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Total fair value that vested (in millions)	$36.9	$37.9	$57.1
Performance Stock Units
During fiscal 2025, the Company granted PSUs subject to the level of achievement of adjusted earnings per share, actual return on invested capital and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company over three years. The Company is accounting for the fiscal 2025 grants as performance-based awards valued utilizing the Monte Carlo Simulation pricing model. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.
During fiscal 2024 and fiscal 2023, the Company granted PSUs subject to the level of achievement of adjusted revenue growth, adjusted earnings per share, actual return on invested capital and total shareholder return for the cumulative performance period of three years and the participant's continued employment with the Company over four years. The Company is accounting for the fiscal 2024 and fiscal 2023 grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of the Company's common stock.

Performance Stock Units	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at September 27, 2024	1,798	$30.56
Granted	513	$41.61
Vested	(698)	$28.82
Forfeited	(21)	$35.73
Outstanding at October 3, 2025	1,592	$36.51
NOTE 13. EARNINGS PER SHARE:
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Earnings:
Net income from Continuing Operations attributable to Aramark stockholders	$326,394	$262,522	$447,676

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from Discontinued Operations, net of tax	—	—	226,432
Net income attributable to Aramark stockholders	$326,394	$262,522	$674,108
Shares:
Basic weighted-average shares outstanding	263,863	263,045	260,592
Effect of dilutive securities	3,486	3,155	2,002
Diluted weighted-average shares outstanding	267,349	266,200	262,594

Basic earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.24	$1.00	$1.72
Income from Discontinued Operations	—	—	0.87
Basic earnings per share attributable to Aramark stockholders	$1.24	$1.00	$2.59
Diluted earnings per share attributable to Aramark stockholders:
Income from Continuing Operations	$1.22	$0.99	$1.71
Income from Discontinued Operations	—	—	0.86
Diluted earnings per share attributable to Aramark stockholders	$1.22	$0.99	$2.57
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Share-based awards(1)	6.6	8.9	8.3
PSUs(2)	1.0	1.2	0.8

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	PSUs were not included in the computation of diluted earnings per common share, as the performance targets were not yet met.
NOTE 14. COMMITMENTS AND CONTINGENCIES:
The Company has capital and other purchase commitments of approximately $1.1 billion at October 3, 2025, primarily in connection with commitments for capital projects to help finance improvements or renovations at the facilities in which the Company operates.
At October 3, 2025, the Company also has letters of credit outstanding in the amount of $48.5 million.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 17, 2024, a purported shareholder of Vestis, the Company's former Uniform segment that was spun-off from Aramark in September 2023, commenced a putative class action lawsuit against Vestis and certain of its officers in the United States District Court for the Northern District of Georgia on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to Vestis’ business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On November 22, 2024, the complaint was amended to add the Company and its Chief Executive Officer as additional defendants. On September 30, 2025, the motion to dismiss the case was denied. The Company intends to vigorously defend this matter.
NOTE 15. BUSINESS SEGMENTS:
The Company's reportable segments are determined based on how the Company's CODM, the Chief Executive Officer, assesses performance and decides how to allocate resources for the Company. Based on the CODM's assessment, the Company has two reportable segments: FSS United States and FSS International.
The CODM evaluates each segment’s performance based on financial metrics, including revenue and adjusted operating income. The CODM uses these metrics to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. Segment revenue represents food and facilities services sales. Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets, severance and other charges and other items impacting comparability.
Corporate expenses include certain operating and non-operating costs not allocated to the segments. The nature of these expenses may vary but primarily consist of corporate personnel compensation costs, certain acquisition-related costs and share-based compensation expense.
Approximately 85% of the global revenue is related to food services and 15% is related to facilities services. Financial information by segment is as follows (in millions):

	Fiscal Year Ended October 3, 2025
	FSS United States	FSS International	Total
Revenue	$13,211.9	$5,294.4	$18,506.3
Less:
Food and support services costs	3,683.1	1,417.7
Personnel costs(1)	4,983.3	2,708.6
Other direct costs(2)	3,287.2	815.1
Depreciation and amortization(3)	282.6	68.4
Selling expenses	135.7	24.3
Adjusted operating income	$840.0	$260.3	$1,100.3

Reconciliation to Income from Continuing Operations Before Income Taxes:
Unallocated corporate expenses(4)			(119.2)
Amortization of acquisition-related intangible assets(3)			(124.5)
Severance and other charges(1)			(36.4)
Gains, losses and settlements impacting comparability(2)			(28.3)
Loss on Equity Investments, net			(19.5)
Interest Expense, net			(341.9)
Income from Continuing Operations Before Income Taxes			$430.5
(1)Adjusted for Severance and Other Charges of $6.6 million and $29.8 million incurred by FSS United States and FSS International, respectively.
(2)Adjusted for Gains, Losses, and Settlements impacting comparability consists of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustments impacting FSS United States include charges for contingent consideration liabilities related to acquisition earn outs ($11.1 million) and non-cash charges related to impairment of assets ($6.9 million). Adjustments impacting FSS International consist of charges related to hyperinflation in Argentina ($5.7 million), legal charges related to an anti-trust review ($2.5 million) and non-cash charges related to impairment of assets ($2.1 million).
(3)Adjusted for Amortization of Acquisition-Related Intangible Assets of $97.9 million and $26.6 million incurred by FSS United States and FSS International, respectively.
(4)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 27, 2024
	FSS United States	FSS International	Total
Revenue	$12,576.7	$4,824.0	$17,400.7
Less:
Food and support services costs(1)	3,428.4	1,325.0
Personnel costs(2)	4,661.0	2,428.4
Other direct costs(3)	3,320.0	773.8
Depreciation and amortization(4)	269.5	58.9
Selling expenses	123.6	19.3
Adjusted operating income	$774.2	$218.6	$992.8

Reconciliation to Income from Continuing Operations Before Income Taxes:
Unallocated corporate expenses(5)			(140.7)
Amortization of acquisition-related intangible assets(4)			(107.1)
Severance and other charges(2)			(19.7)
Gains, losses and settlements impacting comparability(1)(3)			(18.8)
Gain on Equity Investments, net			25.1
Interest Expense, net			(366.7)
Income from Continuing Operations Before Income Taxes			$364.9
(1)Adjusted for non-cash adjustments of inventory based on expected usage of $18.2 million incurred by FSS United States.
(2)Adjusted for Severance and Other Charges of $12.9 million incurred by FSS United States. Adjustments impacting FSS International consist of a charge related to a ruling on a foreign payroll tax matter of $6.8 million.
(3)Adjusted for Gains, Losses, and Settlements impacting comparability consists of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States consists of the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($8.2 million). Adjustments impacting FSS International consist of charges related to hyperinflation in Argentina ($5.4 million) and non-cash charges related to the impairment of trade names ($3.3 million).
(4)Adjusted for Amortization of Acquisition-Related Intangible Assets of $91.4 million and $15.7 million incurred by FSS United States and FSS International, respectively.
(5)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense, spin-off related charges and other unallocated costs.

	Fiscal Year Ended September 29, 2023
	FSS United States	FSS International	Total
Revenue	$11,721.4	$4,361.8	$16,083.2
Less:
Food and support services costs	3,238.0	1,200.7
Personnel costs(1)	4,420.3	2,207.1
Other direct costs(2)	3,002.0	702.5
Depreciation and amortization(3)	265.6	54.6
Selling expenses	113.3	20.9
Adjusted operating income	$682.2	$176.0	$858.2

Reconciliation to Income from Continuing Operations Before Income Taxes:
Unallocated corporate expenses(4)			(139.4)
Amortization of acquisition-related intangible assets(3)			(89.5)
Severance and other charges(1)			(32.3)
Gains, losses and settlements impacting comparability(2)			28.0
Gain on Equity Investments, net			376.0

ARAMARK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense, net	(437.5)
Income from Continuing Operations Before Income Taxes	$563.5
(1)Adjusted for Severance and Other Charges of $2.3 million and $30.0 million incurred by FSS United States and FSS International, respectively.
(2)Adjusted for Gains, Losses, and Settlements impacting comparability consists of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustments impacting FSS United States consist of non-cash adjustments for the reversal of contingent consideration liabilities related to acquisition earn outs, net of expense ($85.7 million), non-cash charges for the impairment of operating lease right-of-use assets and property and equipment ($21.6 million), non-cash charges related to the impairment of information technology assets ($8.2 million), pension withdrawal charges ($6.7 million) and non-cash charges related to the impairment of trade names ($2.3 million). Adjustments impacting FSS International consist of charges related to hyperinflation in Argentina ($10.4 million), non-cash charges for the impairment of certain assets related to a business that was sold ($5.2 million) and other miscellaneous charges ($3.3 million).
(3)Adjusted for Amortization of Acquisition-Related Intangible Assets of $76.8 million and $12.7 million incurred by FSS United States and FSS International, respectively.
(4)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense, spin-off related charges and other unallocated costs.

	FSS United States	FSS International	Corporate	Total
Fiscal Year Ended October 3, 2025
Capital Expenditures and Other(1)	$389.5	$109.8	$—	$499.3
Depreciation and Amortization	380.6	94.9	0.8	476.3
Identifiable Assets	10,181.8	3,030.5	92.3	13,304.6

Fiscal Year Ended September 27, 2024
Capital Expenditures and Other(1)	$359.4	$95.2	$—	$454.6
Depreciation and Amortization	360.9	74.6	—	435.5
Identifiable Assets	9,903.2	2,586.4	184.8	12,674.4

Fiscal Year Ended September 29, 2023
Capital Expenditures and Other(1)	$299.3	$85.3	$0.4	$385.0
Depreciation and Amortization	342.4	67.3	0.2	409.9

(1)	Includes amounts acquired in business combinations.
The following geographic data include revenue generated by subsidiaries within that geographic area and net property and equipment based on physical location (in millions):

	Fiscal Year Ended
Revenue	October 3, 2025	September 27, 2024	September 29, 2023
United States	$13,062.3	$12,441.7	$11,536.9
Foreign	5,444.0	4,959.0	4,546.3
	$18,506.3	$17,400.7	$16,083.2

Property and Equipment, net	October 3, 2025	September 27, 2024
United States	$1,428.6	$1,312.6
Foreign	305.9	260.6
	$1,734.5	$1,573.2
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
The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at October 3, 2025 and September 27, 2024 was $5,445.7 million and $5,300.7 million, respectively. The carrying value of the Company's debt at October 3, 2025 and September 27, 2024 was $5,405.9 million and $5,271.5 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt has been classified as Level 2 in the fair value hierarchy levels.
As part of acquisitions completed in fiscal 2022 and 2021, the Company recorded contingent consideration obligations. During fiscal 2025, fiscal 2024, and fiscal 2023, the Company adjusted the contingent consideration liability, resulting in expense of $11.1 million, income of $9.0 million and income of $85.7 million, respectively, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Consolidated Statements of Income. The earnout periods have ended and the contingent consideration liability at October 3, 2025 and September 27, 2024 was zero.

ARAMARK AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED OCTOBER 3, 2025, SEPTEMBER 27, 2024 AND SEPTEMBER 29, 2023

(in thousands)	Balance, Beginning of Period	Charge to Income (1)	Write-offs and Other (2)	Balance, End of Period
Description
Fiscal Year 2025
Allowance for credit losses	$34,259	$8,231	$(10,762)	$31,728
Fiscal Year 2024
Allowance for credit losses	$31,506	$20,102	$(17,349)	$34,259
Fiscal Year 2023
Allowance for credit losses	$27,288	$17,573	$(13,355)	$31,506

(1)	Represents an increase in the reserve for estimated future credit losses charged to expense.
(2)	Amounts determined not to be collectible and charged against the reserve and translation. These amounts do not impact the Consolidated Statements of Income.

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

4.2
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

4.3
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

4.4
Indenture, dated as of March 19, 2025, among Aramark International Finance S.à r.l., as issuer, Aramark, as parent guarantor, Aramark Services, Inc., as a guarantor, the subsidiary guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, as paying agent and transfer agent, and U.S. Bank Europe, as registrar (incorporated by reference to Exhibit 4.1 to Aramark's Current Report on Form 8-K filed with the SEC on March 19, 2025, pursuant to the Exchange Act (file number 001-36223)).

4.5
Description of the Company's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.6 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.1
Credit Agreement (the "Credit Agreement"), dated as of March 28, 2017, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings GmbH & Co. KG, Aramark International Finance S.à r.l., each subsidiary of the United States Borrower that from time to time becomes a party thereto, the financial institutions from time to time party thereto, the issuing banks named therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 of Aramark’s Current Report on Form 8-K/A filed with the SEC on March 29, 2017, pursuant to the Exchange Act (file number 001-36223)).

10.2
Amendment No. 13 to the Credit Agreement, dated as of June 29, 2023, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties under the Credit Agreement (incorporated by reference to Exhibit 10.2 to Aramark’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.3
Amendment No. 14 to the Credit Agreement, dated as of March 27, 2024, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties under to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on March 27, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.4
Amendment No. 15 to the Credit Agreement, dated as of August 2, 2024, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland GMBH (as successor by merger to ARAMARK Holdings GmbH & Co. KG), Aramark International Finance S.à r.l., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties under the Credit Agreement (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on August 6, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.5
Amendment No. 16 to the Credit Agreement, dated as of August 23, 2024, by and among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, ARAMARK Canada Ltd., ARAMARK Investments Limited, ARAMARK Limited, ARAMARK Ireland Holdings Limited, ARAMARK Regional Treasury Europe, Designated Activity Company, ARAMARK Holdings Deutschland, Aramark International Finance S.à r.l., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties under the Credit Agreement (incorporated by reference to Exhibit 10.17 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 19, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.6
Amendment No. 17 to the Credit Agreement, dated as of February 18, 2025, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on February 18, 2025, pursuant to the Exchange Act (file number 001-36223)).

10.7
Amendment No. 18 to the Credit Agreement, dated as of August 15, 2025, among Aramark Services, Inc., Aramark Intermediate HoldCo Corporation, the subsidiary guarantors party thereto, the lenders party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and collateral agent for the secured parties under to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Aramark’s Current Report filed with the SEC on August 18, 2025, pursuant to the Exchange Act (file number 001-36223)).

10.8
Joinder Agreement, dated as of November 18, 2022, between each New Subsidiary listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.9*
Supplement No. 2 to the Credit Agreement, dated as of October 3, 2024, between Aramark Servicios de Catering S.L.U., as the additional foreign borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties under the Credit Agreement.

10.10*
Supplement No. 3 to the Credit Agreement, dated as of March 27, 2025, between Hocatsacinco, S.A.U., as the additional foreign borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and collateral agent for the secured parties under the Credit Agreement.

10.11*
Second Amended and Restated Receivables Purchase Agreement dated as of July 19, 2023 by and among Aramark Receivables LLC, Aramark Services, Inc., the Committed Purchasers and Purchaser Agents from time to time party thereto, and the Administrative Agent.

10.12*
Amendment 1 to Second Amended and Restated Receivables Purchase Agreement Receivables Purchase Agreement, dated as of September 9, 2025, by and among Aramark Receivables LLC, Aramark Services, Inc., the Committed Purchasers and Purchaser Agents from time to time party thereto, and the Administrative Agent.

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

10.15†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Lauren A. Harrington (incorporated by reference to Exhibit 10.5 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.16†
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

10.19†
Amended and Restated Agreement Relating to Employment and Post-Employment Competition dated July 16, 2020 between Aramark and Marc Bruno (incorporated by reference to Exhibit 10.30 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.20†
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

10.22†
Offer Letter, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.23†
Agreement relating to Employment and Post-Employment Competition, dated as of December 11, 2023, by and between James Tarangelo and Aramark (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 11, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.24†
Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.17 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223).

10.25†
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

10.28†
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

10.35†
Second Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 20, 2019 (file number 001-36223)).

10.36†
Aramark Third Amended and Restated 2013 Stock Incentive Plan of Aramark (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).

10.37†
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.38†
Form of Replacement Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Aramark Services, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2013, pursuant to the Exchange Act (file number 001-04762)).

10.39†
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

10.43†
Form of Restricted Stock Unit Award (Time Vesting) (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.73 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.44†
Form of Performance Stock Unit Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.74 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.45†
Form of Non-Qualified Stock Option Award (Retirement Notice/2Y Vest) (incorporated by reference to Exhibit 10.75 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2017 pursuant to the Exchange Act (file number 001-36223)).

10.46†
Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.93 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.47†
Form of Restricted Stock Unit Award (Time Vesting) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.48†
Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.49†
Form of Schedule I to Performance Stock Unit Award (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 26, 2019, pursuant to the Exchange Act (file number 001-36223)).

10.50†
Amended and Restated Form of Non-Qualified Stock Option Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.6 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.51†
Amended and Restated Restricted Stock Unit Award (Time Vesting) dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.7 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.52†
Amended and Restated Form of Performance Stock Unit Award dated July 16, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.8 of Aramark’s Current Report on Form 8-K filed with the SEC on July 17, 2020, pursuant to the Exchange Act (file number 001-36223)).

10.53†
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

10.55†
Amended and Restated Form of Non-Qualified Stock Option Award dated September 4, 2020 between Aramark and John J. Zillmer (incorporated by reference to Exhibit 10.106 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 24, 2020 pursuant to the Exchange Act (file number 001-36223)).

10.56†
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

10.59†
Form of Deferred Stock Unit Award under the Aramark 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.73 to Aramark’s Form S-1/A filed with the SEC on November 19, 2013 (file number 333-191057)).

10.60†
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

10.62†
Form of Aircraft Timesharing Agreement (incorporated by reference to Exhibit 10.69 to Aramark’s Annual Report on Form 10-K filed with the SEC on December 1, 2015, pursuant to the Exchange Act (file number 001-36223)).

10.63†	Aramark 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the SEC on December 23, 2020 (file number 001-36223)).
10.64†
Amendment Number One to the Aramark 2021 Employee Stock Purchase Plan effective November 7th, 2022 (incorporated by reference to Exhibit 10.87 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.65†
Form of ELT Stock Option Grant Agreement (incorporated by reference to Exhibit 10.88 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.66†
Form of ELT Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.89 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.67†
Form of ELT Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.90 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.68†
Form of CEO Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.91 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.69†
Form of CEO Restrictive Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.92 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.70†
Form of CEO Stock Option Grant Agreement (incorporated by reference to Exhibit 10.93 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.71†
Form of Schedule I to Performance Stock Units (incorporated by reference to Exhibit 10.94 to Aramark's Annual Report on Form 10-K filed with the SEC on November 22, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.72†
Aramark 2023 Stock Incentive Plan (incorporated by reference to Appendix A to Aramark’s Definitive Proxy Statement filed with the SEC on December 23, 2022, pursuant to the Exchange Act (file number 001-36223)).

10.73†
Form of Annual Deferred Stock Unit Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.74†
Form of Quarterly Deferred Retainer Grant Agreement under the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.75†
Amended and Restated Aramark Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to Aramark's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.76†*	Amended and Restated Aramark Management Incentive Bonus Plan.
10.77
Transition Services Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.78
Tax Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.2 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.79
Employee Matters Agreement, dated as of September 29, 2023, by and between Aramark and Vestis Corporation (incorporated by reference to Exhibit 10.3 to Aramark's Current Report on Form 8-K filed with the SEC on October 2, 2023, pursuant to the Exchange Act (file number 001-36223)).

10.80†
Form of ELT Stock Option Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.94 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.81†
Form of ELT RSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.95 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.82†
Form of ELT PSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.96 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.83†
Form of CEO Stock Option Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.97 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.84†
Form of CEO RSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.98 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.85†
Form of CEO PSU Grant Agreement (2023 Plan) (incorporated by reference to Exhibit 10.99 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.86†
Amended and Restated ELT PSUs 2022-2024 Schedule I (incorporated by reference to Exhibit 10.100 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.87†
Amended and Restated ELC PSUs 2022-2024 Schedule I (incorporated by reference to Exhibit 10.101 to Aramark’s Annual Report on Form 10-K filed with the SEC on November 21, 2023 pursuant to the Exchange Act (file number 001-36223)).

10.88†
Form of CEO Cliff Vesting Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on August 16, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.89†
Amendment to the Aramark 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.105 to Aramark's Annual Report on Form 10-K filed with the SEC on November 19, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.90†
Amendment to the Third Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.106 to Aramark's Annual Report on Form 10-K filed with the SEC on November 19, 2024, pursuant to the Exchange Act (file number 001-36223)).

10.91†
Form of Schedule I to PSUs Approved in November 2024 (incorporated by reference to Exhibit 10.107 to Aramark's Annual Report on Form 10-K filed with the SEC on November 19, 2024, pursuant to the Exchange Act (file number 001-36223)).

19
Securities Trading Policy (incorporated by reference to Exhibit 19 to Aramark's Annual Report on Form 10-K filed with the SEC on November 19, 2024, pursuant to the Exchange Act (file number 001-36223)).

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

101
The following financial information from Aramark's Annual Report on Form 10-K for the period ended October 3, 2025 formatted in inline XBRL: (i) Consolidated Balance Sheets as of October 3, 2025 and September 27, 2024; (ii) Consolidated Statements of Income for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 3, 2025, September 27, 2024 and September 29, 2023

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