Form 10-Q
period 2026-01-02
Aramark
filed 2026-02-10
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of January 30, 2026, the number of shares of the registrant's common stock outstanding is 262,835,999.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including ongoing tensions in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the impact of the United States' and other countries’ trade policies including the implementation of tariffs; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficiently qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; the use of artificial intelligence technologies within our business processes; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 25, 2025 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	January 2, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$439,633	$639,095
Receivables (less allowances: $35,130 and $31,728)	2,496,066	2,210,388
Inventories	414,614	418,766
Prepayments and other current assets	283,333	254,642
Total current assets	3,633,646	3,522,891
Property and Equipment, net	1,773,155	1,734,489
Goodwill	4,894,475	4,874,670
Other Intangible Assets	1,875,839	1,874,067
Operating Lease Right-of-use Assets	791,691	701,839
Other Assets	574,109	596,673
	$13,542,915	$13,304,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$36,244	$31,543
Current operating lease liabilities	62,603	60,744
Accounts payable	1,279,942	1,522,747
Accrued payroll and related expenses	391,459	542,025
Accrued expenses and other current liabilities	1,085,340	1,389,663
Total current liabilities	2,855,588	3,546,722
Long-Term Borrowings	6,210,899	5,374,394
Noncurrent Operating Lease Liabilities	262,639	255,305
Deferred Income Taxes	427,022	410,866
Other Noncurrent Liabilities	552,859	555,153
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	25,799	14,130
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 309,124,071 shares and 308,092,122 shares; and outstanding: 262,821,168 shares and 262,899,495 shares)	3,091	3,081
Capital surplus	4,057,750	4,036,283
Retained earnings	515,843	453,283
Accumulated other comprehensive loss	(150,131)	(167,406)
Treasury stock (held in treasury: 46,302,903 shares and 45,192,627 shares)	(1,218,444)	(1,177,182)
Total stockholders' equity	3,208,109	3,148,059
	$13,542,915	$13,304,629

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 2, 2026	December 27, 2024
Revenue	$4,831,549	$4,552,086
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,415,373	4,151,232
Depreciation and amortization	125,954	113,204
Selling and general corporate expenses	72,673	70,386
Total costs and expenses	4,614,000	4,334,822
Operating income	217,549	217,264
Interest Expense, net	81,919	75,804
Income Before Income Taxes	135,630	141,460
Provision for Income Taxes	39,129	35,757
Net income	96,501	105,703
Less: Net income attributable to noncontrolling interests	340	84
Net income attributable to Aramark stockholders	$96,161	$105,619

Earnings per share attributable to Aramark stockholders:
Basic	$0.37	$0.40
Diluted	$0.36	$0.39
Weighted Average Shares Outstanding:
Basic	263,127	264,882
Diluted	266,345	268,690

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2026	December 27, 2024
Net income	$96,501	$105,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20,127	(41,747)
Fair value of cash flow hedges	(2,852)	12,827
Other comprehensive income (loss), net of tax	17,275	(28,920)
Comprehensive income	113,776	76,783
Less: Net income attributable to noncontrolling interests	340	84
Comprehensive income attributable to Aramark stockholders	$113,436	$76,699

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities:
Net income	$96,501	$105,703
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	125,954	113,204
Asset write-downs	6,058	—
Increase in contingent consideration liability (see Note 11)	—	11,127
Deferred income taxes	22,869	9,456
Share-based compensation expense	16,316	14,848
Changes in operating assets and liabilities
Receivables	(250,180)	(159,800)
Inventories	8,145	13,938
Prepayments and Other Current Assets	(16,509)	(10,691)
Accounts Payable	(255,257)	(261,503)
Accrued Expenses	(446,911)	(383,370)
Payments made to clients on contracts	(101,408)	(61,032)
Other operating activities	12,222	20,968
Net cash used in operating activities	(782,200)	(587,152)
Cash flows from investing activities:
Purchases of property and equipment and other	(122,156)	(119,861)
Disposals of property and equipment	2,123	2,073
Acquisition of certain businesses, net of cash acquired	(32,753)	(111,366)
Other investing activities	(934)	(1,685)
Net cash used in investing activities	(153,720)	(230,839)
Cash flows from financing activities:
Proceeds from long-term borrowings	233,294	180,793
Payments of long-term borrowings	(25,471)	(10,781)
Net change in funding under the Receivables Facility	625,000	525,000
Payments of dividends	(31,537)	(27,860)
Proceeds from issuance of common stock	3,196	11,977
Repurchase of common stock	(41,262)	(28,576)
Payments for contingent considerations	(27,072)	(1,202)
Other financing activities	(452)	(6,653)
Net cash provided by financing activities	735,696	642,698
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,422	(18,960)
Decrease in cash and cash equivalents and restricted cash	(198,802)	(194,253)
Cash and cash equivalents and restricted cash, beginning of period	707,144	732,613
Cash and cash equivalents and restricted cash, end of period	$508,342	$538,360

	Three Months Ended
Supplemental disclosure of cash flow information	January 2, 2026	December 27, 2024
Interest paid	$70,035	$65,261
Income taxes paid	22,714	10,665

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated Balance Sheets (in thousands):

Balance Sheet classification	January 2, 2026	December 27, 2024
Cash and cash equivalents	$439,633	$484,149
Restricted cash in Prepayments and other current assets	68,709	54,211
Cash and cash equivalents and restricted cash, end of period	$508,342	$538,360

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2025	$3,148,059	$3,081	$4,036,283	$453,283	$(167,406)	$(1,177,182)
Net income attributable to Aramark stockholders	96,161			96,161
Other comprehensive income	17,275				17,275
Capital contributions from issuance of common stock	5,260	10	5,250
Share-based compensation expense of equity awards	16,217		16,217
Repurchases of common stock	(41,262)					(41,262)
Dividends declared ($0.12 per share)	(33,601)			(33,601)
Balance, January 2, 2026	$3,208,109	$3,091	$4,057,750	$515,843	$(150,131)	$(1,218,444)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	105,619			105,619
Other comprehensive loss	(28,920)				(28,920)
Capital contributions from issuance of common stock	15,413	25	15,388
Share-based compensation expense of equity awards	14,388		14,388
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(31,293)					(31,293)
Dividends declared ($0.105 per share)	(29,858)			(29,858)
Balance, December 27, 2024	$3,081,884	$3,068	$3,959,269	$315,470	$(161,377)	$(1,034,546)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 25, 2025. The Condensed Consolidated Balance Sheet as of October 3, 2025 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Standards Not Yet Adopted (from most to least recent date of issuance)
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new guidance, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed, and the software will be used to perform the function intended. The guidance is effective for the Company in the first quarter of fiscal 2029 and early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
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
Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact nor are expected to have a material impact on the condensed consolidated financial statements.
Comprehensive Income
Comprehensive income includes all changes to stockholders' equity during a period, except those resulting from investments by and distributions to stockholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax) and changes in the fair value of cash flow hedges (net of tax).

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	January 2, 2026			December 27, 2024
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$96,501			$105,703
Foreign currency translation adjustments	20,127	—	20,127	(41,747)	—	(41,747)
Fair value of cash flow hedges	(3,854)	1,002	(2,852)	17,334	(4,507)	12,827
Other comprehensive income (loss)	16,273	1,002	17,275	(24,413)	(4,507)	(28,920)
Comprehensive income			113,776			76,783
Less: Net income attributable to noncontrolling interests			340			84
Comprehensive income attributable to Aramark stockholders			$113,436			$76,699
Accumulated other comprehensive loss consists of the following (in thousands):

	January 2, 2026	October 3, 2025
Pension plan adjustments	$(18,450)	$(18,450)
Foreign currency translation adjustments	(140,885)	(161,012)
Cash flow hedges	9,204	12,056
	$(150,131)	$(167,406)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement, reflected in the Condensed Consolidated Statements of Income, was a foreign currency transaction loss of $0.5 million and $0.7 million during the three months ended January 2, 2026 and December 27, 2024, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three month periods of both fiscal 2026 and 2025 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of January 2, 2026. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of January 2, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $144.5 million and $133.5 million, respectively.
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
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of January 2, 2026 and October 3, 2025 was $63.7 million and $70.6 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of January 2, 2026 and October 3, 2025 was $65.1 million and $59.6 million, respectively.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of January 2, 2026 and October 3, 2025, the Company had $1.8 million and $4.7 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $41.1 million at January 2, 2026 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at January 2, 2026.
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
Changes in total goodwill during the three months ended January 2, 2026 are as follows (in thousands):

Segment	October 3, 2025	Acquisitions	Translation	January 2, 2026
FSS United States	$4,221,026	$1,618	$49	$4,222,693
FSS International	653,644	14,443	3,695	671,782
	$4,874,670	$16,061	$3,744	$4,894,475
Other intangible assets consist of the following (in thousands):

	January 2, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,312,767	$(640,329)	$672,438	$1,291,305	$(616,793)	$674,512
Trade names	1,284,196	(80,795)	1,203,401	1,271,821	(72,266)	1,199,555
	$2,596,963	$(721,124)	$1,875,839	$2,563,126	$(689,059)	$1,874,067
Amortization of intangible assets for the three months ended January 2, 2026 and December 27, 2024 was $32.0 million and $28.5 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	January 2, 2026	October 3, 2025
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$415,329	$189,794
Term A Loans due August 2029	443,722	446,575
United States Term B Loans due June 2030	2,354,460	2,367,181
United States Term B Loans due April 2028	727,047	726,687
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	464,011	464,793
5.000% Senior Unsecured Notes due February 2028	1,146,414	1,146,007
Other:
Receivables Facility due September 2028	625,000	—
Finance leases	61,788	59,174
Other	9,372	5,726
	6,247,143	5,405,937
Less—current portion	(36,244)	(31,543)
	$6,210,899	$5,374,394
As of January 2, 2026, there were $1.1 billion of outstanding foreign currency borrowings.
As of January 2, 2026, there was $936.2 million of availability under the senior secured revolving credit facility.
United States Term B-10 Loans due June 2030 Amendment
Aramark Services, Inc. (“ASI”) and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as amended, the "Credit Agreement"). On December 11, 2025 (the "Closing Date"), ASI entered into an amendment (“Amendment No.19”) to provide for, among other things, the repricing of all of the United States dollar denominated Term B-8 Loans (“U.S. Term B-8 Loans due 2030”) previously outstanding under the Credit Agreement by refinancing all of the U.S. Term B-8 Loans due 2030 previously outstanding under the Credit Agreement with new United States dollar denominated Term B-10 Loans in an amount equal to $2.4 billion due in June 2030 (“U.S. Term B-10 Loans due 2030”). The U.S. Term B-10 Loans due 2030 were funded in full on the Closing Date and were applied by the Company to refinance the entire principal amount of the U.S. Term B-8 Loans due 2030 previously outstanding under the Credit Agreement.
The U.S. Term B-10 Loans due 2030 bear interest at a rate equal to, at the Company’s election, either (a) a forward-looking term rate based on the Secured Overnight Financing Rate for the applicable interest period (“Term SOFR”) plus an applicable margin set at 1.75% or (b) a base rate determined by reference to the highest of (1) the prime rate of the administrative agent, (2) the federal funds rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00% plus an applicable margin set at 0.75%. The U.S. Term B-10 Loans due 2030 require repayments of principal in quarterly installments of $6.3 million from June 30, 2029 through March 31, 2030 and $2.3 billion at maturity. Except with respect to pricing, the U.S. Term B-10 Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that were applicable to the U.S. Term B-8 Loans previously outstanding under the Credit Agreement and are currently applicable to the Company’s other U.S. Term B Loans currently outstanding under the Credit Agreement. Amendment No. 19 also gave effect to the 2024 Refinancing Amendments (as defined in the Credit Agreement), which, among other things, included borrower-favorable changes to basket capacity, thresholds and step-downs.
The Company capitalized $1.3 million of transaction costs directly attributable to the refinancing in Amendment No. 19, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of January 2, 2026 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the three months ended January 2, 2026. Additionally, the Company recorded $1.1 million of charges related to the repricings to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the three months ended January 2, 2026, consisting of $0.7 million in transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-8 Loans due 2030.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Cash Flow Hedges
The Company has approximately $2.5 billion notional amount of outstanding interest rate swap agreements as of January 2, 2026, which fix the rate on a like amount of variable rate borrowings with varying maturities through June 2028.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of January 2, 2026 and October 3, 2025, $9.2 million and $12.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the unrealized gain arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended
	January 2, 2026	December 27, 2024
Interest rate swap agreements(1)	$3,138	$33,001

(1)	Change in the amounts driven by changes in forward interest rates.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	January 2, 2026	October 3, 2025
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$8,705	$—
Interest rate swap agreements	Other Assets	9,767	20,262
		$18,472	$20,262

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	$6,036	$3,972
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended
	Income Statement Location	January 2, 2026	December 27, 2024
Interest rate swap agreements	Interest Expense, net	$(6,992)	$(15,667)
At January 2, 2026, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $9.2 million.
As of January 2, 2026, the Company has a Euro denominated term loan in the amount of €87.0 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. REVENUE RECOGNITION:
The Company generates revenue through sales of food and facility services to customers based on written contracts at the locations it serves. The Company provides food and beverage services, including catering and retail services, and facilities services, including plant operations and maintenance, custodial, housekeeping, landscaping and other services. In accordance with Accounting Standards Codification 606, the Company accounts for a customer contract when both parties have approved the arrangement and are committed to perform their respective obligations, each party's rights can be identified, payment terms can be identified, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration to which it is entitled. Revenue is recognized upon the transfer of control of the promised product or service to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
FSS United States:
Business & Industry	$510.6	$432.2
Education	1,086.1	1,141.1
Healthcare	421.3	404.6
Sports, Leisure & Corrections	961.2	950.3
Facilities & Other	382.9	372.8
Total FSS United States	3,362.1	3,301.0

FSS International:
Europe	847.8	675.1
Rest of World	621.6	576.0
Total FSS International	1,469.4	1,251.1

Total Revenue	$4,831.5	$4,552.1
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended January 2, 2026, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the three months ended January 2, 2026, the Company recognized $229.0 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances attributable to consideration received in advance from customers prior to the service being performed are summarized in the following table (in millions):

	January 2, 2026	October 3, 2025
Deferred income(1)	$188.8	$364.0

(1)
Includes both current ($187.3 million and $362.3 million as of January 2, 2026 and October 3, 2025, respectively) and noncurrent deferred income ($1.5 million and $1.7 million as of January 2, 2026 and October 3, 2025, respectively).

NOTE 6. INCOME TAXES:
During the three months ended January 2, 2026, the Company recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $3.4 million against foreign tax credits, as it is more likely than not a tax benefit will not be realized.
In response to the development of the global economy toward digitalization, the Organization for Economic Co-operation & Development (“OECD”) released the Pillar Two Global Anti-Base Erosion Model Rules (“Pillar Two”). Under Pillar Two, multinational companies with consolidated revenue greater than €750 million will be subject to a minimum effective tax rate of 15.0% within each respective country. On January 5, 2026, the OECD published details of a ‘side-by-side’ package which provides additional Pillar Two guidance. The package covers a number of new or extended safe harbors, and the ‘side-by-side’ system, which will allow the US tax regime to sit alongside Pillar Two. As such, and taking into consideration the safe harbor rules, the Pillar Two legislation has had no material impact on the condensed consolidated financial statements, and the Company continues to anticipate that it will not have a material impact on the condensed consolidated financial statements in future periods.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB Act contains a broad range of tax reform measures, including modification to limitations on deductions for interest expense, reinstatement of elective 100% first year bonus depreciation and immediate expensing of domestic research and development expenditures. The new law has a range of effective dates. With respect to the provisions of the new law effective in fiscal year 2026, the company expects favorable federal cash tax impact and does not expect material impact on the effective tax rate. The Company also does not expect these provisions to have a material impact on the effective tax rate in future years.
NOTE 7. STOCKHOLDERS' EQUITY:
The Board of Directors declared a $0.12 dividend per share of common stock, payable on March 4, 2026, to stockholders of record at the close of business on February 18, 2026.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the three months ended January 2, 2026 and December 27, 2024, the Company repurchased 792,445 and 24,743 shares of its common stock for $29.3 million and $0.9 million, respectively.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At January 2, 2026 and October 3, 2025, zero shares of preferred stock were issued or outstanding.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended
	January 2, 2026	December 27, 2024
Earnings:
Net income attributable to Aramark stockholders	$96,161	$105,619
Shares:
Basic weighted-average shares outstanding	263,127	264,882
Effect of dilutive securities	3,218	3,808
Diluted weighted-average shares outstanding	266,345	268,690

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.37	$0.40
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.36	$0.39

The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
Share-based awards(1)	7.6	6.5
Performance stock units(2)	1.5	1.6

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units that did not meet or have not yet met performance targets were not included in the computation of diluted earnings per common share.
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
Corporate expenses include certain operating and non-operating costs not allocated to the segments. The nature of these expenses may vary but primarily consist of corporate personnel compensation costs, share-based compensation expense and other unallocated costs.
Approximately 85% of the global revenue is related to food services and 15% is related to facilities services. Financial information by segment is as follows (in millions):

	Three Months Ended
	January 2, 2026
	FSS United States	FSS International	Total
Revenue	$3,362.1	$1,469.4	$4,831.5
Less:
Food and support services costs	948.1	397.5
Personnel costs(1)	1,272.9	751.3
Other direct costs(1)	805.7	226.5
Depreciation and amortization(2)	75.0	18.8
Selling expenses	34.9	6.8
Adjusted operating income	$225.5	$68.5	$294.0

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(3)			(31.0)
Amortization of acquisition-related intangible assets(2)			(32.0)
Gains, losses and settlements impacting comparability(1)			(13.5)
Interest Expense, net			(81.9)
Income Before Income Taxes			$135.6
1)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States Personnel costs includes a charge related to a multiemployer pension plan withdrawal ($5.6 million). Adjustment impacting FSS United States Other direct costs includes a non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million). Adjustments impacting FSS International Other direct costs consist of legal charges related to an antitrust review ($1.3 million) and charges related to hyperinflation in Argentina ($0.5 million).
2)Adjusted for Amortization of Acquisition-Related Intangible Assets of $25.2 million and $6.8 million incurred by FSS United States and FSS International, respectively.
3)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	December 27, 2024
	FSS United States	FSS International	Total
Revenue	$3,301.0	$1,251.1	$4,552.1
Less:
Food and support services costs	941.4	340.6
Personnel costs	1,220.9	638.2
Other direct costs(1)	806.7	191.8
Depreciation and amortization(2)	68.7	15.8
Selling expenses	34.6	5.7
Adjusted operating income	$228.7	$59.0	$287.7

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(3)			(30.1)
Amortization of acquisition-related intangible assets(2)			(28.5)
Gains, losses and settlements impacting comparability(1)			(11.8)
Interest Expense, net			(75.8)
Income Before Income Taxes			$141.5
1)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States includes a charge for contingent consideration liabilities related to acquisition earn outs ($11.1 million). Adjustment impacting FSS International consists of charges related to hyperinflation in Argentina ($0.7 million).
2)Adjusted for Amortization of Acquisition-Related Intangible Assets of $23.9 million and $4.6 million incurred by FSS United States and FSS International, respectively.
3)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

Additional financial information by segment is as follows (in millions):

	Three Months Ended
	January 2, 2026
	FSS United States	FSS International	Corporate	Total
Capital Expenditures and Other(1)	$96.6	$35.9	$—	$132.5
Depreciation and Amortization	100.2	25.6	0.2	126.0

	Three Months Ended
	December 27, 2024
	FSS United States	FSS International	Corporate	Total
Capital Expenditures and Other(1)	$102.1	$20.0	$—	$122.1
Depreciation and Amortization	92.6	20.4	0.2	113.2

(1)	Includes amounts acquired in business combinations.

	January 2, 2026
	FSS United States	FSS International	Corporate	Total
Identifiable Assets	$10,390.4	$3,063.9	$88.6	$13,542.9

	October 3, 2025
	FSS United States	FSS International	Corporate	Total
Identifiable Assets	$10,181.8	$3,030.5	$92.3	$13,304.6

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at January 2, 2026 and October 3, 2025 was $6,296.2 million and $5,445.7 million, respectively. The carrying value of the Company's debt at January 2, 2026 and October 3, 2025 was $6,247.1 million and $5,405.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
As part of the Union Supply acquisition completed in fiscal 2022, the Company recorded a contingent consideration obligation. During the three months ended December 27, 2024, the Company adjusted the contingent consideration liability, resulting in expense of $11.1 million, which is included in "Cost of services provided (exclusive of depreciation and amortization)" on the Condensed Consolidated Statements of Income. The earnout period has ended with the contingent consideration liability being fully paid out in the second quarter of fiscal 2025.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three months ended January 2, 2026 and December 27, 2024 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 25, 2025.
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
Seasonality
Our revenue and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Historically, within our FSS United States segment, there has been a lower level of activity during the first half of our fiscal year in operations that provide services to sports and leisure clients. This lower level of activity, historically, has been partially offset during the first half of our fiscal year by the increased activity levels in our educational operations. Conversely, historically there has been a significant increase in the provision of services to sports and leisure clients during the second half of our fiscal year, which is partially offset by the effect of summer recess at colleges, universities and schools in our educational operations. For cash flows, historically there has been cash usage during our first fiscal quarter due to lower activity within our sports and leisure clients as well as payments related to employee incentives. Conversely, historically there has been cash inflow during our fourth fiscal quarter due to customer prepayments particularly within our Higher Education business in anticipation of the fall semester and higher activity within our sports and leisure clients.
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

Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ending October 2, 2026 is a fifty-two week period, while the fiscal year ended October 3, 2025 was a fifty-three week period. The calendar shift resulting from the fifty-third week in the fiscal year ended October 3, 2025 is expected to affect the fiscal year ending October 2, 2026 quarterly comparisons of operating results due to the change in the number of operational service days in each quarter as compared to the corresponding prior year period.
Results of Operations
The following table presents an overview of our results on a consolidated basis with the amount of and percentage change between periods for the three months ended January 2, 2026 and December 27, 2024 (in millions).

	Three Months Ended		Change
	January 2, 2026	December 27, 2024	$	%
Revenue	$4,831.5	$4,552.1	$279.4	6.1%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,415.4	4,151.2	264.2	6.4%
Depreciation and amortization	125.9	113.2	12.7	11.3%
Selling and general corporate expenses	72.7	70.4	2.3	3.2%
Total costs and expenses	4,614.0	4,334.8	279.2	6.4%
Operating income	217.5	217.3	0.2	0.1%
Interest Expense, net	81.9	75.8	6.1	8.1%
Income Before Income Taxes	135.6	141.5	(5.9)	(4.1)%
Provision for Income Taxes	39.1	35.8	3.3	9.4%
Net income	$96.5	$105.7	$(9.2)	(8.7)%

Consolidated Overview
Revenue increased by approximately 6.1% or $279.4 million during the three month period of fiscal 2026 compared to the prior year period. The increase was primarily attributable to base business growth and net new business. Additionally, foreign currency translation favorably impacted revenue by 1.1%. The increase was partially offset by the estimated impact of the reduced number of operational service days in the first quarter of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 3%).
Cost of services provided (exclusive of depreciation and amortization)
The following table presents the components in cost of services provided (exclusive of depreciation and amortization) and as a percentage of revenue for the three months ended January 2, 2026 and December 27, 2024 (in millions).

Cost of services provided (exclusive of depreciation and amortization) components	Three Months Ended		Change		As Percentage of Revenue
	January 2, 2026	December 27, 2024	$	%	January 2, 2026	December 27, 2024
Food and support service costs	$1,345.6	$1,282.0	$63.6	5.0%	27.9%	28.2%
Personnel costs	2,029.7	1,859.2	170.5	9.2%	42.0%	40.8%
Other direct costs	1,040.1	1,010.0	30.1	3.0%	21.5%	22.2%
	$4,415.4	$4,151.2	$264.2	6.4%	91.4%	91.2%
Cost of services provided (exclusive of depreciation and amortization) increased by $264.2 million during the three month period of fiscal 2026 compared to the prior year period, primarily driven by an increase in revenue as discussed above. Key drivers of the year-over-year increase include:
•Food and support service costs increased by $63.6 million, primarily due to food and beverage costs associated with business growth, partially offset by supply chain efficiencies.
•Personnel costs rose by $170.5 million, reflecting overall business expansion, higher medical claims ($7.5 million) and a multiemployer pension plan withdrawal charge ($5.6 million). In addition, the calendar shift related to the fifty‑third week in fiscal 2025 resulted in a reduced number of operational service days during the current period. As a portion of personnel costs is fixed, these costs did not decrease in line with the lower level of service days, leading to an increase in personnel costs as a percentage of revenue compared to the prior year period.
•Other direct costs grew by $30.1 million, driven by business growth and a non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million). This increase was partially offset by the absence of a prior-year charge related to contingent consideration liabilities from acquisition earn-outs ($11.1 million) and lower commissions primarily within our Higher Education business due to the reduced number of operational service days in the first quarter of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 ($8.1 million).
Depreciation and amortization
Depreciation and amortization expenses increased by $12.7 million during the three month period of fiscal 2026 compared to the prior year period. The increase was driven by a higher depreciation expense on property and equipment ($10.1 million) and higher amortization expense, primarily from acquisition related intangible assets ($2.6 million).
Selling and general corporate expenses
Selling and general corporate expenses increased by $2.3 million during the three month period of fiscal 2026 compared to the prior year period. The increase was primarily driven by higher share-based compensation expenses compared to the prior year period.
Operating income
Operating income increased by $0.2 million during the three month period of fiscal 2026 compared to the prior year period as a result of the aforementioned changes. The reduced number of operational service days from the calendar shift related to the fifty-third week in fiscal 2025 negatively impacted the first quarter of fiscal 2026 operating income by an estimated $25 million.
Interest Expense, net
Interest Expense, net, increased by $6.1 million during the three month period of fiscal 2026 compared to the prior year period due to recently executed interest rate swaps with higher fixed rates replacing maturing swaps that were entered into during a lower interest rate environment and higher borrowings on the Receivables Facilities. The increase was also due to the payment of $0.7 million of transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount, both relating to the repricing of the U.S. Term B-8 Loans due 2030. These increases were partially offset by lower interest expense resulting from refinancing of term loan and senior note balances and repayments on term loan balances.
Provision for Income Taxes
The Provision for Income Taxes for the three month periods of fiscal 2026 and fiscal 2025 were recorded at an effective tax rate of 28.8% and 25.3%, respectively, resulting in an increase of $3.3 million. During the three months ended January 2, 2026, we recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $3.4 million against foreign tax credits, as it is more likely than not a tax benefit will not be realized (see Note 6 to the condensed consolidated financial statements).

Segment Results
FSS United States Segment
The following table presents segment adjusted operating results for the three month periods of fiscal 2026 and fiscal 2025 (in millions)(1):

	Three Months Ended		Change
	January 2, 2026	December 27, 2024	$	%
Revenue	$3,362.1	$3,301.0	$61.1	1.9%
Less:
Food and support services costs	948.1	941.4	6.7	0.7%
Personnel costs	1,272.9	1,220.9	52.0	4.3%
Other direct costs	805.7	806.7	(1.0)	(0.1)%
Depreciation and amortization	75.0	68.7	6.3	9.2%
Selling expenses	34.9	34.6	0.3	0.9%
Adjusted operating income	$225.5	$228.7	$(3.2)	(1.4)%
(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($25.2 million and $23.9 million in the three month periods of fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($11.6 million and $11.1 million in the three month periods of fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.
Revenue
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change
	January 2, 2026	December 27, 2024	$	%
Business & Industry	$510.6	$432.2	$78.4	18.1%
Education	1,086.1	1,141.1	(55.0)	(4.8)%
Healthcare	421.3	404.6	16.7	4.1%
Sports, Leisure & Corrections	961.2	950.3	10.9	1.1%
Facilities & Other	382.9	372.8	10.1	2.7%
	$3,362.1	$3,301.0	$61.1	1.9%
FSS United States segment revenue increased by approximately 1.9% during the three month period of fiscal 2026 compared to the prior year period, primarily driven by base business growth and new business. Growth in the Business & Industry sector was attributable to new business wins and base business growth, while the Healthcare and Facilities & Other sectors benefited from continued base business growth. The Sports, Leisure & Corrections sector experienced growth primarily from new business. The increase in segment revenue was partially offset by the estimated impact of the reduced number of operational service days in the first quarter of fiscal 2026 compared to the prior year period from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 3%). The impact of the calendar shift was most evident in the Education, Sports, Leisure & Corrections and Business & Industry sectors.
Adjusted operating income
The Education and Facilities & Other sectors had adjusted operating income margins over ten percent in both the three month period of fiscal 2026 and the prior year period. The Healthcare sector had high-single digit adjusted operating income margins in both the three month period of fiscal 2026 and the prior year period. The Business & Industry sector had mid-single digit adjusted operating income margins in both the three month period of fiscal 2026 and the prior year period. The Sports, Leisure & Corrections sector had low-single digit adjusted operating income margins in both the three month period of fiscal 2026 and the prior year period.
Adjusted operating income decreased by $3.2 million during the three month period of fiscal 2026 compared to the prior year period. The decrease was primarily attributable to the estimated impact of the reduced number of operational service days in the first quarter of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 (approximately $24 million) and higher costs related to medical claims ($7.5 million), largely offset by higher base business volume and strengthened supply chain economics from revenue growth.
FSS International Segment
The following table presents segment adjusted operating results for the three month periods of fiscal 2026 and fiscal 2025 (in millions)(1):

	Three Months Ended		Change
	January 2, 2026	December 27, 2024	$	%
Revenue	$1,469.4	$1,251.1	$218.3	17.4%
Less:
Food and support services costs	397.5	340.6	56.9	16.7%
Personnel costs	751.3	638.2	113.1	17.7%
Other direct costs	226.5	191.8	34.7	18.1%
Depreciation and amortization	18.8	15.8	3.0	19.0%
Selling expenses	6.8	5.7	1.1	19.3%
Adjusted operating income	$68.5	$59.0	$9.5	16.1%
(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($6.8 million and $4.6 million in the three month periods of fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($1.8 million and $0.7 million in the three month periods of fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.
Revenue
FSS International segment revenue increased by approximately 17.4% during the three month period of fiscal 2026 compared to the prior year period. The increase was primarily attributable to base business growth and net new business, driven largely by performance in the U.K., Chile, Germany and Spain and the favorable impact of foreign currency translation of approximately 4.1%. The increase was partially offset by the estimated impact of the reduced number of operational service days in the first quarter of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 1%).
Adjusted operating income
Adjusted operating income increased by $9.5 million during the three month period of fiscal 2026 compared to the prior year period. The increase was primarily attributable to higher base business volume and strengthened supply chain economics from revenue growth.
Liquidity and Capital Resources
Overview
As of January 2, 2026, we had $439.6 million of cash and cash equivalents and $936.2 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of January 2, 2026, we had $1.1 billion of outstanding foreign currency borrowings.
We believe that our cash and cash equivalents and availability under our revolving credit facility will be adequate to meet anticipated cash requirements for the foreseeable future to fund working capital, capital spending, debt service obligations, refinancings, dividends and other cash needs. We also have flexibility to optimize working capital and defer certain capital expenditures as appropriate without a material impact to the business. We believe that our assumptions used to estimate our liquidity and working capital requirements are reasonable. For additional information regarding the risks associated with our liquidity and capital resources, see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on November 25, 2025.
The table below summarizes our cash activity (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
Net cash used in operating activities	$(782.2)	$(587.2)
Net cash used in investing activities	(153.7)	(230.8)
Net cash provided by financing activities	735.7	642.7
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash Flows Used in Operating Activities
Cash used in operating activities increased by $195.0 million during the three month period of fiscal 2026 compared to the prior year period. The increase was primarily driven by a greater use of cash from the change in operating assets and liabilities as compared to the prior year period ($159.3 million) and higher payments made to clients on contracts ($40.4 million).
The unfavorable change in operating assets and liabilities compared to the prior year period was primarily due to:
•Receivables by $90.4 million, resulting in a higher use of cash due to base business growth, net new business and the timing of collections; and
•Accrued expenses by $63.5 million, resulting in a higher use of cash primarily due to the timing of tax payments and Sports business related commission payments, higher employee incentive payments and increased recognition of deferred income in our Higher Education business, partially offset by a lower use of cash due to the timing of payroll.
The "Other operating activities" caption in both periods reflects a source of cash due to adjustments to net income related to non-cash gains and losses and adjustments to non-operating cash transactions. The source of cash in the three month period of fiscal 2026 was partially offset by a higher use of cash due to the timing of insurance payments.
Cash Flows Used in Investing Activities
Cash used in investing activities was $77.1 million lower during the three month period of fiscal 2026 compared to the prior year period primarily due to lower acquisitions of certain businesses ($78.6 million).
Cash Flows Provided by Financing Activities
During the three month period of fiscal 2026, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($625.0 million) and borrowings under the revolving credit facility ($229.1 million). Cash provided by financing activities more than offset the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($41.3 million), payment of dividends and contingent consideration ($31.5 million and $27.1 million, respectively) and repayment of long-term borrowings ($25.5 million).
During the three month period of fiscal 2025, cash provided by financing activities was primarily impacted by borrowings under the Receivables Facility ($525.0 million) and borrowings under the revolving credit facility ($178.4 million). Cash provided by financing activities more than offset taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($28.6 million), payment of dividends ($27.9 million) and repayment of long-term borrowings ($10.8 million).
We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be at the discretion of our Board of Directors, and our Board of Directors may, at any time, determine not to continue to declare quarterly dividends.
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of January 2, 2026, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	January 2, 2026
Net Income Attributable to ASI stockholders	$316.9
Interest expense, net	348.0
Provision for Income Taxes	107.0
Depreciation and Amortization	489.1
Share-based compensation expense(1)	59.9
Unusual or non-recurring losses(2)	25.5
Pro forma EBITDA for certain transactions(3)	12.7
Other(4)	122.9
Covenant Adjusted EBITDA	$1,482.0
(1)    Represents share-based compensation expense of equity awards resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards.
(2)    Represents a fiscal 2025 non-cash charge for the impairment of an equity investment ($19.5 million) and a fiscal 2026 non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period.
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($54.7 million), severance charges ($36.4 million), non-cash charges for the impairments of assets ($8.9 million), the impact of hyperinflation in Argentina ($5.6 million), multiemployer pension plan withdrawal charge ($5.6 million), merger and integration charges ($4.1 million), legal charges related to an antitrust review ($3.8 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended January 2, 2026 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.94x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	4.24x
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
Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of January 2, 2026. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of January 2, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $144.5 million and $133.5 million, respectively.
Critical Accounting Estimates
Our significant accounting policies are described in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on November 25, 2025. For a more complete discussion of our accounting policies and critical accounting estimates that we have identified in the preparation of our condensed consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the SEC on November 25, 2025.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of January 2, 2026 has not materially changed from October 3, 2025 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025). However, we completed a debt related transaction during the first quarter of fiscal 2026 that may impact our related exposure to this market risk. Specifically, we repriced $2.4 billion of U.S. Term B-8 Loans due 2030 under the Credit Agreement by refinancing them with $2.4 billion of new U.S. Term B-10 Loans due June 2030. See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of January 2, 2026.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of January 2, 2026.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended January 2, 2026 was as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Units)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 4, 2025 to October 31, 2025	—	$—	—	$359,844
November 1, 2025 to November 28, 2025	792,445	36.92	792,445	330,590
November 29, 2025 to January 2, 2026	—	—	—	330,590
Total	792,445		792,445
(1) On November 5, 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of our outstanding common stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the three months ended January 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2026.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 19 (the “Amendment”), dated as of December 11, 2025, among Aramark Services, Inc. (the “Company”), Aramark Intermediate HoldCo Corporation (“Holdings”), certain wholly-owned subsidiaries of the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the Credit Agreement, dated March 28, 2017, among the Company, Holdings, certain other borrowers party thereto, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Aramark's Current Report on Form 8-K filed with the SEC on December 12, 2025, pursuant to the Exchange Act (file number 001-36223)).

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended January 2, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of January 2, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income for the three months ended January 2, 2026 and December 27, 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 2, 2026 and December 27, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 2026 and December 27, 2024; (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended January 2, 2026 and December 27, 2024; and (vi) Notes to condensed consolidated financial statements.

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