Form 10-Q
period 2026-04-03
Aramark
filed 2026-05-12
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of May 1, 2026, the number of shares of the registrant's common stock outstanding is 262,953,564.

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
Some of the factors that we believe could affect or continue to affect our results include without limitation: unfavorable economic conditions; natural disasters, global calamities, climate change, pandemics, energy shortages, sports strikes and other adverse incidents; geopolitical events including the conflict in the Middle East, global supply chain disruptions, inflation, volatility and disruption of global financial markets; the impact of the United States' and other countries’ trade policies including the implementation of tariffs; the failure to retain current clients, renew existing client contracts and obtain new client contracts; a determination by clients to reduce their outsourcing or use of preferred vendors; competition in our industries; increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our food and support services contracts; currency risks and other risks associated with international operations, including compliance with a broad range of laws and regulations, including the United States Foreign Corrupt Practices Act; risks associated with suppliers from whom our products are sourced; disruptions to our relationship with our distribution partners; the contract intensive nature of our business, which may lead to client disputes; the inability to hire and retain key or sufficiently qualified personnel or increases in labor costs; our expansion strategy and our ability to successfully integrate the businesses we acquire and costs and timing related thereto; continued or further unionization of our workforce; liability resulting from our participation in multiemployer defined benefit pension plans; laws and governmental regulations including those relating to food and beverages, the environment, wage and hour and government contracting; liability associated with noncompliance with applicable law or other governmental regulations; new interpretations of or changes in the enforcement of the government regulatory framework; increases or changes in income tax rates or tax-related laws; potential liabilities, increased costs, reputational harm, and other adverse effects based on our commitments and stakeholder expectations relating to environmental, social and governance considerations; the failure to maintain food safety throughout our supply chain, food-borne illness concerns and claims of illness or injury; a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches; the use of artificial intelligence technologies within our business processes; our leverage; variable rate indebtedness that subjects us to interest rate risk; the inability to generate sufficient cash to service all of our indebtedness; debt agreements that limit our flexibility in operating our business; risks associated with the completed spin-off of Aramark Uniform and Career Apparel ("Uniform") as an independent publicly traded company to our stockholders; and other factors set forth under the headings "Part I, Item 1A Risk Factors," "Part I, Item 3 Legal Proceedings" and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 25, 2025 as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and which may be obtained by contacting Aramark's investor relations department via its website at www.aramark.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other filings with the SEC. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in our expectations, or otherwise, except as required by law.

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	April 3, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$475,722	$639,095
Receivables (less allowances: $34,181 and $31,728)	2,475,099	2,210,388
Inventories	453,325	418,766
Prepayments and other current assets	341,915	254,642
Total current assets	3,746,061	3,522,891
Property and Equipment, net	1,786,495	1,734,489
Goodwill	4,980,956	4,874,670
Other Intangible Assets	1,907,892	1,874,067
Operating Lease Right-of-use Assets	825,305	701,839
Other Assets	593,941	596,673
	$13,840,650	$13,304,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$33,853	$31,543
Current operating lease liabilities	65,314	60,744
Accounts payable	1,246,368	1,522,747
Accrued payroll and related expenses	486,343	542,025
Accrued expenses and other current liabilities	1,257,840	1,389,663
Total current liabilities	3,089,718	3,546,722
Long-Term Borrowings	6,056,336	5,374,394
Noncurrent Operating Lease Liabilities	266,806	255,305
Deferred Income Taxes	462,670	410,866
Other Noncurrent Liabilities	622,920	555,153
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	61,871	14,130
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 309,752,494 shares and 308,092,122 shares; and outstanding: 262,798,965 shares and 262,899,495 shares)	3,098	3,081
Capital surplus	4,092,697	4,036,283
Retained earnings	586,262	453,283
Accumulated other comprehensive loss	(157,687)	(167,406)
Treasury stock (held in treasury: 46,953,529 shares and 45,192,627 shares)	(1,244,041)	(1,177,182)
Total stockholders' equity	3,280,329	3,148,059
	$13,840,650	$13,304,629

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue	$4,907,342	$4,279,298	$9,738,891	$8,831,384
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,480,948	3,919,653	8,896,321	8,070,885
Depreciation and amortization	132,160	117,059	258,114	230,263
Selling and general corporate expenses	74,485	68,411	147,158	138,797
Total costs and expenses	4,687,593	4,105,123	9,301,593	8,439,945
Operating income	219,749	174,175	437,298	391,439
Interest Expense, net	82,241	89,704	164,160	165,508
Income Before Income Taxes	137,508	84,471	273,138	225,931
Provision for Income Taxes	35,368	22,498	74,497	58,255
Net income	102,140	61,973	198,641	167,676
Less: Net income attributable to noncontrolling interests	190	119	530	203
Net income attributable to Aramark stockholders	$101,950	$61,854	$198,111	$167,473

Earnings per share attributable to Aramark stockholders:
Basic	$0.39	$0.23	$0.75	$0.63
Diluted	$0.38	$0.23	$0.74	$0.62
Weighted Average Shares Outstanding:
Basic	263,160	264,811	263,144	264,846
Diluted	266,390	267,420	266,382	268,076

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income	$102,140	$61,973	$198,641	$167,676
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,380)	14,765	5,747	(26,982)
Fair value of cash flow hedges	6,824	(19,741)	3,972	(6,914)
Other comprehensive (loss) income, net of tax	(7,556)	(4,976)	9,719	(33,896)
Comprehensive income	94,584	56,997	208,360	133,780
Less: Net income attributable to noncontrolling interests	190	119	530	203
Comprehensive income attributable to Aramark stockholders	$94,394	$56,878	$207,830	$133,577

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net income	$198,641	$167,676
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	258,114	230,263
Asset write-downs	6,058	—
Increase in contingent consideration liability (see Note 11)	—	11,127
Deferred income taxes	37,430	2,931
Share-based compensation expense	34,793	30,296
Changes in operating assets and liabilities
Receivables	(242,698)	(151,736)
Inventories	(30,863)	(15,858)
Prepayments and Other Current Assets	(22,416)	(47,718)
Accounts Payable	(280,133)	(251,693)
Accrued Expenses	(262,959)	(257,335)
Payments made to clients on contracts	(151,368)	(86,850)
Other operating activities	73,453	37,693
Net cash used in operating activities	(381,948)	(331,204)
Cash flows from investing activities:
Purchases of property and equipment and other	(223,432)	(235,661)
Disposals of property and equipment	8,554	3,175
Acquisition of certain businesses, net of cash acquired	(90,938)	(247,800)
Acquisition of certain equity investments	(13,769)	—
Other investing activities	3,070	(2,184)
Net cash used in investing activities	(316,515)	(482,470)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,365	1,827,322
Payments of long-term borrowings	(86,808)	(1,412,732)
Net change in Revolving Credit Facility	140,366	275,882
Net change in funding under the Receivables Facility	625,000	586,000
Payments of dividends	(63,068)	(55,683)
Proceeds from issuance of common stock	19,288	16,379
Repurchase of common stock	(66,322)	(109,283)
Payments for contingent considerations	(33,697)	(10,505)
Other financing activities	(5,677)	(50,816)
Net cash provided by financing activities	532,447	1,066,564
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(335)	(11,497)
(Decrease) Increase in cash and cash equivalents and restricted cash	(166,351)	241,393
Cash and cash equivalents and restricted cash, beginning of period	707,144	732,613
Cash and cash equivalents and restricted cash, end of period	$540,793	$974,006

	Six Months Ended
Supplemental disclosure of cash flow information	April 3, 2026	March 28, 2025
Interest paid	$158,438	$160,922
Income taxes paid	45,252	80,476

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets (in thousands):

Balance Sheet classification	April 3, 2026	March 28, 2025
Cash and cash equivalents	$475,722	$920,455
Restricted cash in Prepayments and other current assets	65,071	53,551
Cash and cash equivalents and restricted cash, end of period	$540,793	$974,006

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2025	$3,148,059	$3,081	$4,036,283	$453,283	$(167,406)	$(1,177,182)
Net income attributable to Aramark stockholders	96,161			96,161
Other comprehensive income	17,275				17,275
Capital contributions from issuance of common stock	5,260	10	5,250
Share-based compensation expense of equity awards	16,217		16,217
Repurchases of common stock	(41,262)					(41,262)
Dividends declared ($0.12 per share)	(33,601)			(33,601)
Balance, January 2, 2026	$3,208,109	$3,091	$4,057,750	$515,843	$(150,131)	$(1,218,444)
Net income attributable to Aramark stockholders	101,950			101,950
Other comprehensive loss	(7,556)				(7,556)
Capital contributions from issuance of common stock	16,629	7	16,622
Share-based compensation expense of equity awards	18,325		18,325
Repurchases of common stock	(25,597)					(25,597)
Dividends declared ($0.12 per share)	(31,531)			(31,531)
Balance, April 3, 2026	$3,280,329	$3,098	$4,092,697	$586,262	$(157,687)	$(1,244,041)

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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	April 3, 2026			March 28, 2025
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$102,140			$61,973
Foreign currency translation adjustments	(14,380)	—	(14,380)	14,765	—	14,765
Fair value of cash flow hedges	9,222	(2,398)	6,824	(26,677)	6,936	(19,741)
Other comprehensive loss	(5,158)	(2,398)	(7,556)	(11,912)	6,936	(4,976)
Comprehensive income			94,584			56,997
Less: Net income attributable to noncontrolling interests			190			119
Comprehensive income attributable to Aramark stockholders			$94,394			$56,878

	Six Months Ended
	April 3, 2026			March 28, 2025
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$198,641			$167,676
Foreign currency translation adjustments	5,747	—	5,747	(26,982)	—	(26,982)
Fair value of cash flow hedges	5,368	(1,396)	3,972	(9,343)	2,429	(6,914)
Other comprehensive income (loss)	11,115	(1,396)	9,719	(36,325)	2,429	(33,896)
Comprehensive income			208,360			133,780
Less: Net income attributable to noncontrolling interests			530			203
Comprehensive income attributable to Aramark stockholders			$207,830			$133,577

Accumulated other comprehensive loss consists of the following (in thousands):

	April 3, 2026	October 3, 2025
Pension plan adjustments	$(18,450)	$(18,450)
Foreign currency translation adjustments	(155,265)	(161,012)
Cash flow hedges	16,028	12,056
	$(157,687)	$(167,406)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement, reflected in the Condensed Consolidated Statements of Income, was a foreign currency transaction gain of $0.9 million and $0.4 million during the three and six months ended April 3, 2026, respectively, and a foreign currency transaction loss of $0.6 million and $1.3 million during the three and six months ended March 28, 2025, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and six month periods of both fiscal 2026 and 2025 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 3, 2026. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of April 3, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $144.0 million and $133.5 million, respectively.

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
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of April 3, 2026 and October 3, 2025 was $61.1 million and $70.6 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of April 3, 2026 and October 3, 2025 was $80.5 million and $59.6 million, respectively.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of April 3, 2026 and October 3, 2025, the Company had $1.8 million and $4.7 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $41.7 million at April 3, 2026 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at April 3, 2026.
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
Changes in total goodwill during the six months ended April 3, 2026 are as follows (in thousands):

Segment	October 3, 2025	Acquisitions	Translation	April 3, 2026
FSS United States	$4,221,026	$43,946	$(7)	$4,264,965
FSS International	653,644	71,224	(8,877)	715,991
	$4,874,670	$115,170	$(8,884)	$4,980,956

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other intangible assets consist of the following (in thousands):

	April 3, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,357,144	$(661,926)	$695,218	$1,291,305	$(616,793)	$674,512
Trade names	1,300,052	(87,378)	1,212,674	1,271,821	(72,266)	1,199,555
	$2,657,196	$(749,304)	$1,907,892	$2,563,126	$(689,059)	$1,874,067
Amortization of intangible assets for the six months ended April 3, 2026 and March 28, 2025 was $65.4 million and $58.5 million, respectively.
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	April 3, 2026	October 3, 2025
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$325,749	$189,794
Term A Loans due August 2029	434,445	446,575
United States Term B Loans due June 2030	2,300,487	2,367,181
United States Term B Loans due April 2028	727,411	726,687
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	456,219	464,793
5.000% Senior Unsecured Notes due February 2028	1,146,825	1,146,007
Other:
Receivables Facility due September 2028	625,000	—
Finance leases	66,270	59,174
Other	7,783	5,726
	6,090,189	5,405,937
Less—current portion	(33,853)	(31,543)
	$6,056,336	$5,374,394
As of April 3, 2026, there were $1.1 billion of outstanding foreign currency borrowings.
As of April 3, 2026, there was $961.7 million of availability under the senior secured revolving credit facility.
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
The Company capitalized $1.3 million of transaction costs directly attributable to the refinancing in Amendment No. 19, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheet as of April 3, 2026 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the six months ended April 3, 2026. Additionally, the Company recorded $1.1 million of charges related to the repricings to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the six months ended April 3, 2026, consisting of $0.7 million in transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-8 Loans due 2030.
4.375% Senior Notes (EUR) due April 2033
On March 19, 2025, Aramark International Finance S.à r.l. (“AIFS”), an indirect wholly owned subsidiary of the Company, issued €400.0 million of euro denominated 4.375% Senior Notes due April 2033 (the “4.375% 2033 Notes”), and used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay at maturity, April 1, 2025, all of the €325.0 million outstanding aggregate principal amount of AIFS’ euro denominated 3.125% Senior Notes due April 2025 and the remainder for general corporate purposes, including reduction of debt. The Company capitalized €4.4 million in third-party costs directly attributable to the issuance and sale of the 4.375% 2033 Notes. The capitalized costs are amortized using the effective interest method over the term of the 4.375% 2033 Notes and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheets as of April 3, 2026 and October 3, 2025 as a direct deduction from the carrying value of the notes.
United States Term B Loans due June 2030 Incremental Amendment, United States Term B Loans due January 2027 Repayment and 5.000% Senior Notes Due April 2025 Redemption
On February 18, 2025, ASI entered into an incremental amendment to the Credit Agreement (“Incremental Amendment No. 17”) to provide for, among other things, the establishment of new term loans comprised of new United States dollar denominated Term B-8 Loans due 2030 (“New U.S. Term B-8 Loans due 2030”) in an amount equal to $1,395.0 million, in the form of a fungible upsize to ASI’s existing United States dollar denominated Term B-8 Loans due June 2030 (“U.S. Term B-8 Loans due 2030"). The New U.S. Term B-8 Loans due 2030 were funded in full on the closing date of Incremental Amendment No. 17 and were applied by ASI to: (a) repay in full $839.3 million of the United States dollar denominated Term B-4 Loans due January 2027 ("U.S. Term B-4 Loans due 2027") previously outstanding under the Credit Agreement; (b) to redeem the entire $551.5 million aggregate principal amount outstanding of ASI's 5.000% Senior Notes due April 2025 (the "5.000% 2025 Notes") at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to the date of redemption; and (c) to pay fees, premiums, expenses and other transaction costs in connection with the foregoing.
The Company capitalized $4.6 million of transaction costs directly attributable to the refinancing in Amendment No. 17, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheets as of April 3, 2026 and October 3, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the six months ended March 28, 2025. Additionally, the Company recorded $8.3 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the three and six months ended March 28, 2025, consisting of a $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-4 Loans due 2027 and the 5.000% 2025 Notes and the payment of $5.8 million of transaction costs related to the refinancing.
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
Cash Flow Hedges
The Company has approximately $2.5 billion notional amount of outstanding interest rate swap agreements as of April 3, 2026, which fix the rate on a like amount of variable rate borrowings with varying maturities through June 2028.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of April 3, 2026 and October 3, 2025, $16.0 million and $12.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Interest rate swap agreements(1)	$14,276	$(16,543)	$17,414	$16,458

(1)
Change in the amounts are driven by fluctuations in forward interest rates, while fiscal 2025 changes are also impacted by the maturity of previously existing interest rate swaps and the initiation of new interest rate swaps.

The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 3, 2026	October 3, 2025
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$7,853	$—
Interest rate swap agreements	Other Assets	15,644	20,262
		$23,497	$20,262

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	$1,837	$3,972
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Interest rate swap agreements	Interest Expense, net	$(5,054)	$(10,134)	$(12,046)	$(25,801)
At April 3, 2026, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $12.3 million.
As of April 3, 2026, the Company has a Euro denominated term loan in the amount of €85.8 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
FSS United States:
Business & Industry	$553.0	$449.6	$1,063.6	$881.8
Education	1,142.9	1,011.5	2,228.9	2,152.6
Healthcare	443.2	411.5	864.5	816.1
Sports, Leisure & Corrections	907.4	799.1	1,868.6	1,749.4
Facilities & Other	383.8	384.7	766.8	757.5
Total FSS United States	3,430.3	3,056.4	6,792.4	6,357.4

FSS International:
Europe	826.1	653.0	1,673.9	1,328.1
Rest of World	650.9	569.9	1,272.6	1,145.9
Total FSS International	1,477.0	1,222.9	2,946.5	2,474.0

Total Revenue	$4,907.3	$4,279.3	$9,738.9	$8,831.4
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
During the six months ended April 3, 2026, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the six months ended April 3, 2026, the Company recognized $258.3 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances attributable to consideration received in advance from customers prior to the service being performed are summarized in the following table (in millions):

	April 3, 2026	October 3, 2025
Deferred income(1)	$259.5	$364.0

(1)
Includes both current ($258.2 million and $362.3 million as of April 3, 2026 and October 3, 2025, respectively) and noncurrent deferred income ($1.3 million and $1.7 million as of April 3, 2026 and October 3, 2025, respectively).

NOTE 6. INCOME TAXES:
During the six months ended April 3, 2026, the Company recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $3.4 million against foreign tax credits, as it is more likely than not a tax benefit will not be realized.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 7. STOCKHOLDERS' EQUITY:
The Board of Directors declared a $0.12 dividend per share of common stock, payable on June 3, 2026, to stockholders of record at the close of business on May 20, 2026.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the three and six months ended April 3, 2026, the Company repurchased 0.6 million and 1.4 million shares of its common stock for $24.3 million and $53.6 million, respectively. During the three and six months ended March 28, 2025, the Company repurchased 3.1 million and 3.1 million shares of its common stock for $110.4 million and $111.3 million, respectively.
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At April 3, 2026 and October 3, 2025, zero shares of preferred stock were issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Earnings:
Net income attributable to Aramark stockholders	$101,950	$61,854	$198,111	$167,473
Shares:
Basic weighted-average shares outstanding	263,160	264,811	263,144	264,846
Effect of dilutive securities	3,230	2,609	3,238	3,230
Diluted weighted-average shares outstanding	266,390	267,420	266,382	268,076

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.39	$0.23	$0.75	$0.63
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.38	$0.23	$0.74	$0.62

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Share-based awards(1)	6.3	8.0	7.0	7.3
Performance stock units(2)	1.5	1.6	1.5	1.6

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units that did not meet or have not yet met performance targets were not included in the computation of diluted earnings per common share.
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
On May 17, 2024, a purported shareholder of Vestis, the Company's former Uniform segment that was spun-off from Aramark in September 2023, commenced a putative class action lawsuit against Vestis and certain of its officers in the United States District Court for the Northern District of Georgia on behalf of purchasers of Vestis’ common stock between October 2, 2023 and May 1, 2024. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on allegedly false or misleading statements generally related to Vestis’ business and operations, pricing practices, and financial results and outlook. The lawsuit seeks unspecified damages and other relief. On November 22, 2024, the complaint was amended to add the Company and its Chief Executive Officer as additional defendants. On September 30, 2025, the motion to dismiss the case was denied. The Company continues to vigorously defend this matter.

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
Approximately 85% of the global revenue is related to food services and 15% is related to facilities services. Financial information by segment is as follows (in millions):

	Three Months Ended			Six Months Ended
	April 3, 2026			April 3, 2026
	FSS United States	FSS International	Total	FSS United States	FSS International	Total
Revenue	$3,430.3	$1,477.0	$4,907.3	$6,792.4	$2,946.5	$9,738.9
Less:
Food and support services costs	967.5	391.9		1,915.6	789.4
Personnel costs(1)(2)	1,313.7	749.5		2,586.4	1,500.8
Other direct costs(2)	815.4	238.3		1,621.2	464.8
Depreciation and amortization(3)	77.7	21.0		152.7	39.8
Selling expenses	32.8	7.6		67.7	14.5
Adjusted operating income	$223.2	$68.7	$291.9	$448.8	$137.2	$586.0

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(4)			(34.3)			(65.3)
Amortization of acquisition-related intangible assets(3)			(33.3)			(65.4)
Severance and other charges(1)			(5.5)			(5.5)
Gains, losses and settlements impacting comparability(2)			0.9			(12.5)
Interest Expense, net			(82.2)			(164.2)
Income Before Income Taxes			$137.5			$273.1
(1)Adjusted for Severance and Other Charges of $5.5 million incurred by FSS United States for the three and six months ended April 3, 2026.
(2)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States Personnel costs includes a charge related to a multiemployer pension plan withdrawal of $5.6 million for the six months ended April 3, 2026. Adjustment impacting FSS United States Other direct costs includes a non-cash charge for the impairment of certain assets related to a business held-for-sale of $6.1 million for the six months ended April 3, 2026. Adjustments impacting FSS International Other direct costs consist of gains related to hyperinflation in Argentina of $0.9 million and $0.4 million for the three and six months ended April 3, 2026, respectively, and legal charges related to an antitrust review of $1.3 million for the six months ended April 3, 2026.
(3)Adjusted for Amortization of Acquisition-Related Intangible Assets of $25.1 million and $50.3 million incurred by FSS United States for the three and six months ended April 3, 2026, respectively. Adjusted for Amortization of Acquisition-Related Intangible Assets of $8.2 million and $15.1 million incurred by FSS International for the three and six months ended April 3, 2026, respectively.
(4)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended			Six Months Ended
	March 28, 2025			March 28, 2025
	FSS United States	FSS International	Total	FSS United States	FSS International	Total
Revenue	$3,056.4	$1,222.9	$4,279.3	$6,357.4	$2,474.0	$8,831.4
Less:
Food and support services costs	854.9	324.0		1,796.3	664.6
Personnel costs	1,202.8	648.5		2,423.7	1,286.7
Other direct costs(1)	718.1	171.0		1,524.8	362.8
Depreciation and amortization(2)	70.9	15.9		139.6	31.7
Selling expenses	33.8	5.5		68.4	11.2
Adjusted operating income	$175.9	$58.0	$233.9	$404.6	$117.0	$521.6

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(3)			(29.1)			(59.2)
Amortization of acquisition-related intangible assets(2)			(30.0)			(58.5)
Gains, losses and settlements impacting comparability(1)			(0.6)			(12.5)
Interest Expense, net			(89.7)			(165.5)
Income Before Income Taxes			$84.5			$225.9
(1)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States includes a charge for contingent consideration liabilities related to acquisition earn outs of $11.1 million for the six months ended March 28, 2025. Adjustment impacting FSS International consist of charges related to hyperinflation in Argentina of $0.6 million and $1.3 million for the three and six months ended March 28, 2025, respectively.
(2)Adjusted for Amortization of Acquisition-Related Intangible Assets of $24.2 million and $48.1 million incurred by FSS United States for the three and six months ended March 28, 2025, respectively. Adjusted for Amortization of Acquisition-Related Intangible Assets of $5.8 million and $10.5 million incurred by FSS International for the three and six months ended March 28, 2025, respectively.
(3)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

Additional financial information by segment is as follows (in millions):

Capital Expenditures and Other(1)	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
FSS United States	$79.8	$91.2	$176.4	$193.3
FSS International	$14.6	32.8	50.5	52.8
Corporate	$0.1	—	0.1	—
Total	$94.5	$124.0	$227.0	$246.1
(1)Includes amounts acquired in business combinations.

Depreciation and Amortization	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
FSS United States	$102.8	$95.1	$202.9	$187.7
FSS International	29.2	21.8	54.9	42.2
Corporate	0.2	0.2	0.3	0.4
Total	$132.2	$117.1	$258.1	$230.3

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable Assets
	April 3, 2026	October 3, 2025
FSS United States	$10,477.4	$10,181.8
FSS International	3,270.3	3,030.5
Corporate	$93.0	$92.3
Total	$13,840.7	$13,304.6
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at April 3, 2026 and October 3, 2025 was $6,100.3 million and $5,445.7 million, respectively. The carrying value of the Company's debt at April 3, 2026 and October 3, 2025 was $6,090.2 million and $5,405.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and six months ended April 3, 2026 and March 28, 2025 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 25, 2025.
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
Current Business Environment
Recent developments related to the conflict in the Middle East and evolving tariff policies have increased volatility and uncertainty in the global macroeconomic environment. While we have not experienced material impacts to date, given this elevated level of uncertainty and its potential impact on current and future economic conditions, we may continue to experience fluctuations in global inflationary pressures and market interest rates, as well as volatility in foreign currency markets in the near term. We regularly monitor these conditions and believe we take appropriate actions, as necessary, to mitigate related risks. These actions include actively managing operating costs through supply chain initiatives and pricing strategies, as well as managing interest rate exposure through the use of interest rate swaps and other risk mitigation strategies.
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
Results of Operations
The following tables present an overview of our results on a consolidated basis with the amount of and percentage change between periods for the three and six months ended April 3, 2026 and March 28, 2025 (in millions).

	Three Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$4,907.3	$4,279.3	$628.0	14.7%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,480.9	3,919.7	561.2	14.3%
Depreciation and amortization	132.2	117.1	15.1	12.9%
Selling and general corporate expenses	74.5	68.4	6.1	8.9%
Total costs and expenses	4,687.6	4,105.2	582.4	14.2%
Operating income	219.7	174.1	45.6	26.2%
Interest Expense, net	82.2	89.7	(7.5)	(8.3)%
Income Before Income Taxes	137.5	84.4	53.1	62.8%
Provision for Income Taxes	35.4	22.4	13.0	57.2%
Net income	$102.1	$62.0	$40.1	64.8%

	Six Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$9,738.9	$8,831.4	$907.5	10.3%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	8,896.3	8,070.9	825.4	10.2%
Depreciation and amortization	258.1	230.3	27.8	12.1%
Selling and general corporate expenses	147.2	138.8	8.4	6.0%
Total costs and expenses	9,301.6	8,440.0	861.6	10.2%
Operating income	437.3	391.4	45.9	11.7%
Interest Expense, net	164.2	165.5	(1.3)	(0.8)%
Income Before Income Taxes	273.1	225.9	47.2	20.9%
Provision for Income Taxes	74.5	58.2	16.3	27.9%
Net income	$198.6	$167.7	$30.9	18.5%

Consolidated Overview
During the three and six month periods of fiscal 2026, revenue increased by approximately 14.7% or $628.0 million and 10.3% or $907.5 million compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and net new business. Additionally, foreign currency translation favorably impacted revenue by 2.4% and 1.7% for the three and six month periods, respectively. The increase for the three month period of fiscal 2026 was also due to the estimated benefit of the increased number of operational service days in the second quarter of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 3%).

Cost of services provided (exclusive of depreciation and amortization)
The following tables present the components in cost of services provided (exclusive of depreciation and amortization) and as a percentage of revenue for the three and six month periods ended April 3, 2026 and March 28, 2025 (in millions).

Cost of services provided (exclusive of depreciation and amortization) components	Three Months Ended		Change		As Percentage of Revenue
	April 3, 2026	March 28, 2025	$	%	April 3, 2026	March 28, 2025
Food and support service costs	$1,359.4	$1,178.9	$180.5	15.3%	27.7%	27.5%
Personnel costs	2,068.7	1,851.2	217.5	11.7%	42.2%	43.3%
Other direct costs	1,052.8	889.6	163.2	18.3%	21.5%	20.8%
	$4,480.9	$3,919.7	$561.2	14.3%	91.3%	91.6%

Cost of services provided (exclusive of depreciation and amortization) components	Six Months Ended		Change		As Percentage of Revenue
	April 3, 2026	March 28, 2025	$	%	April 3, 2026	March 28, 2025
Food and support service costs	2,705.0	$2,460.9	$244.1	9.9%	27.8%	27.9%
Personnel costs	4,098.3	3,710.4	387.9	10.5%	42.1%	42.0%
Other direct costs	2,093.0	1,899.6	193.4	10.2%	21.5%	21.5%
	8,896.3	$8,070.9	$825.4	10.2%	91.3%	91.4%
Cost of services provided (exclusive of depreciation and amortization) increased by $561.2 million and $825.4 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, principally attributable to the revenue growth described above. Key drivers of the year-over-year increase include:
•Food and support service costs increased by $180.5 million and $244.1 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, primarily due to food and beverage costs associated with business growth, partially offset by supply chain efficiencies.
•Personnel costs rose by $217.5 million and $387.9 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, reflecting overall business expansion and severance charges ($5.5 million). The increase was partially offset by lower medical costs ($6.9 million) during the three month period of fiscal 2026. Furthermore, the calendar shift related to the fifty‑third week in fiscal 2025 resulted in an increased number of operational service days during the three month period of fiscal 2026. As a portion of personnel costs is fixed, these costs did not increase in line with the higher level of service days, leading to a decrease in personnel costs as a percentage of revenue compared to the three month prior year period. The increase during the six month period was also attributable to a multiemployer pension plan withdrawal charge ($5.6 million).
•Other direct costs grew by $163.2 million and $193.4 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, driven by business growth. The increase during the three and six month periods was also attributable to higher commissions ($51.3 million and $43.2 million, respectively), primarily within our Sports & Entertainment and Higher Education businesses. The increase during the six month period was also attributable to a non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million) that was partially offset by the absence of a prior-year charge related to contingent consideration liabilities from acquisition earn-outs ($11.1 million).
Depreciation and amortization
Depreciation and amortization expenses increased by $15.1 million and $27.8 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The increase during the three and six month periods of fiscal 2026 was driven by a higher depreciation expense on property and equipment ($11.4 million and $21.5 million, respectively) and higher amortization expense, primarily from acquisition related intangible assets ($3.7 million and $6.3 million, respectively).
Selling and general corporate expenses
Selling and general corporate expenses increased by $6.1 million and $8.4 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily driven by higher share-based compensation expense compared to the prior year periods.

Operating income
Operating income increased by $45.6 million and $45.9 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, as a result of the aforementioned changes. The increased number of operational service days from the calendar shift related to the fifty-third week in fiscal 2025 positively impacted the second quarter of fiscal 2026 operating income by an estimated $25 million.
Interest Expense, net
Interest Expense, net, decreased by $7.5 million and $1.3 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The decrease during the three and six month periods was due to the prior year payment of $5.8 million of transaction costs related to the refinancing of the United States dollar denominated Term B-8 Loans due 2030 (the “U.S. Term B-8 Loans due 2030”), the prior year $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-4 Loans due 2027 (the “U.S. Term B-4 Loans due 2027”) and 5.000% Senior Notes due April 2025 Notes (the “5.000% 2025 Notes”) and lower interest expense resulting from the refinancing of term loan and senior note balances and repayments on term loan balances. The decrease during both the three and six month periods was partially offset by recently executed interest rate swaps with higher fixed rates replacing maturing swaps that were entered into during a lower interest rate environment and higher interest rates, in particular on the euro denominated Senior Notes. The decrease during the six month period was partially offset by a payment of $0.7 million of transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount, both relating to the repricing of the United States dollar denominated Term B-10 Loans due 2030.
Provision for Income Taxes
The Provision for Income Taxes for the three and six month periods of fiscal 2026 was recorded at an effective tax rate of 25.7% and 27.3%, respectively, resulting in an increase of $13.0 million and $16.3 million, respectively, compared to the prior year periods. The Provision for Income Taxes for the three and six month periods of fiscal 2025 was recorded at an effective tax rate of 26.6% and 25.8%, respectively. During the six months ended April 3, 2026, we recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $3.4 million against foreign tax credits, as it is more likely than not a tax benefit will not be realized (see Note 6 to the condensed consolidated financial statements).
Segment Results
FSS United States Segment
The following tables present segment adjusted operating results for the three and six month periods of fiscal 2026 and fiscal 2025 (in millions)(1)(2):

	Three Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$3,430.3	$3,056.4	$373.9	12.2%
Less:
Food and support services costs	967.5	854.9	112.6	13.2%
Personnel costs	1,313.7	1,202.8	110.9	9.2%
Other direct costs	815.4	718.1	97.3	13.5%
Depreciation and amortization	77.7	70.9	6.8	9.6%
Selling expenses	32.8	33.8	(1.0)	(3.0)%
Adjusted operating income	$223.2	$175.9	$47.3	26.9%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($25.1 million and $24.2 million in the three month periods of fiscal 2026 and fiscal 2025, respectively) and severance charges ($5.5 million in the three month period of fiscal 2026) . The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

	Six Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$6,792.4	$6,357.4	$435.0	6.8%
Less:
Food and support services costs	1,915.6	1,796.3	119.3	6.6%
Personnel costs	2,586.4	2,423.7	162.7	6.7%
Other direct costs	1,621.2	1,524.8	96.4	6.3%
Depreciation and amortization	152.7	139.6	13.1	9.4%
Selling expenses	67.7	68.4	(0.7)	(1.0)%
Adjusted operating income	$448.8	$404.6	$44.2	10.9%

(2) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($50.3 million and $48.1 million in the six month periods of fiscal 2026 and fiscal 2025, respectively), severance charges ($5.5 million in the six month period of fiscal 2026) and other items impacting comparability ($11.6 million and $11.1 million in the six month periods of fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change		Six Months Ended		Change
	April 3, 2026	March 28, 2025	$	%	April 3, 2026	March 28, 2025	$	%
Business & Industry	$553.0	$449.6	$103.4	23.0%	$1,063.6	$881.8	$181.8	20.6%
Education	1,142.9	1,011.5	131.4	13.0%	2,228.9	2,152.6	76.3	3.5%
Healthcare	443.2	411.5	31.7	7.7%	864.5	816.1	48.4	5.9%
Sports, Leisure & Corrections	907.4	799.1	108.3	13.6%	1,868.6	1,749.4	119.2	6.8%
Facilities & Other	383.8	384.7	(0.9)	(0.2)%	766.8	757.5	9.3	1.2%
	$3,430.3	$3,056.4	$373.9	12.2%	$6,792.4	$6,357.4	$435.0	6.8%
FSS United States segment revenue increased by approximately 12.2% and 6.8% during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively, primarily driven by base business growth and net new business. Growth for both the three and six month periods in the Business & Industry, Healthcare and Education sectors was attributable to new business wins and base business growth, while the Sports, Leisure & Corrections benefited from continued base business growth. Furthermore, the increase in segment revenue during the three month period of fiscal 2026 was also attributable to the estimated benefit due to the increased number of operational service days from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 4%).
Adjusted operating income
The Facilities & Other sector had adjusted operating income margins over ten percent in both the three and six month periods of fiscal 2026 and the prior year periods. The Education sector had adjusted operating income margins over ten percent in both the three and six month periods of fiscal 2026 and the six month prior year period; the three month prior year period had a high-single digit adjusted operating income margin. The Healthcare sector had high-single digit adjusted operating income margins in both the three and six month periods of fiscal 2026 and the prior year periods. The Business & Industry sector had high-single digit adjusted operating income margins in both the three and six month periods of fiscal 2026; the prior year periods had mid-single digit adjusted operating income margins. The Sports, Leisure & Corrections sector had low-single digit adjusted operating income margins in both the three and six month periods of fiscal 2026 and the prior year periods.
Adjusted operating income increased by $47.3 million and $44.2 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The increase during the three and six month periods was driven by higher base business volume and strengthened supply chain economics from revenue growth. The increase in the three month period of fiscal 2026 was also attributable to the estimated benefit due to the increased number of operational service days from the calendar shift related to the fifty-third week in fiscal 2025 (approximately $24 million), as well as lower medical costs ($6.9 million).

FSS International Segment
The following tables present segment adjusted operating results for the three and six month periods of fiscal 2026 and fiscal 2025 (in millions)(1)(2):

	Three Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$1,477.0	$1,222.9	$254.1	20.8%
Less:
Food and support services costs	391.9	324.0	67.9	21.0%
Personnel costs	749.5	648.5	101.0	15.6%
Other direct costs	238.3	171.0	67.3	39.4%
Depreciation and amortization	21.0	15.9	5.1	32.1%
Selling expenses	7.6	5.5	2.1	38.2%
Adjusted operating income	$68.7	$58.0	$10.7	18.4%

(1) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($8.2 million and $5.8 million in the three month periods of fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($0.9 million gain and $0.6 million loss in the three month periods of fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

	Six Months Ended		Change
	April 3, 2026	March 28, 2025	$	%
Revenue	$2,946.5	$2,474.0	$472.5	19.1%
Less:
Food and support services costs	789.4	664.6	124.8	18.8%
Personnel costs	1,500.8	1,286.7	214.1	16.6%
Other direct costs	464.8	362.8	102.0	28.1%
Depreciation and amortization	39.8	31.7	8.1	25.6%
Selling expenses	14.5	11.2	3.3	29.5%
Adjusted operating income	$137.2	$117.0	$20.2	17.3%

(2) Adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($15.1 million and $10.5 million in the six month periods of fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($0.9 million and $1.3 million in the six month periods of fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
FSS International segment revenue increased by approximately 20.8% and 19.1% during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and net new business, driven largely by performance in the U.K., Spain, Chile and Germany and the favorable impact of foreign currency translation (approximately 8.1% and 6.1% for the three and six month periods, respectively).
Adjusted operating income
Adjusted operating income increased by $10.7 million and $20.2 million during the three and six month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily attributable to higher base business volume, net new business and strengthened supply chain economics from revenue growth.
Liquidity and Capital Resources
Overview
As of April 3, 2026, we had $475.7 million of cash and cash equivalents and $961.7 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of April 3, 2026, we had $1.1 billion of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Six Months Ended
	April 3, 2026	March 28, 2025
Net cash used in operating activities	$(381.9)	$(331.2)
Net cash used in investing activities	(316.5)	(482.5)
Net cash provided by financing activities	532.4	1,066.6
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities increased by $50.7 million during the six month period of fiscal 2026 compared to the prior year period. The increase was primarily driven by a greater use of cash from the change in operating assets and liabilities as compared to the prior year period ($114.7 million) and higher payments made to clients on contracts ($64.5 million), partially offset by higher net income and non-cash gains and losses.
The increase in cash used in operating assets and liabilities compared to the prior year period was primarily due to:
•Receivables by $91.0 million, resulting in a higher use of cash due to base business growth, net new business and the timing of collections;
•Accounts payable by $28.4 million, resulting in a higher use of cash due to the timing of disbursements; and
•Inventories by $15.0 million, resulting in a higher use of cash due to increased purchases from new business.
These changes in operating assets and liabilities more than offset:
•Prepayments by $25.3 million, resulting in a lower use of cash primarily driven by the timing of annual contractual payments and lower federal income tax estimated payments compared to the prior year period.
The "Other operating activities" caption in both periods reflects a source of cash due to adjustments to net income related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash used in investing activities was $166.0 million lower during the six month period of fiscal 2026 compared to the prior year period, primarily due to lower acquisitions of certain businesses ($156.9 million).
Cash Flows Provided by Financing Activities
During the six month period of fiscal 2026, cash provided by financing activities was primarily impacted by net borrowings under the Receivables Facility ($625.0 million) and net borrowings under the revolving credit facility ($140.4 million). Cash provided by financing activities more than offset the optional prepayment and repayment of long-term borrowings ($67.7 million and $19.1 million, respectively), the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($53.6 million and $12.7 million, respectively), payment of dividends ($63.1 million) and payment of contingent consideration ($33.7 million).
During the six month period of fiscal 2025, cash provided by financing activities was primarily impacted by the upsizing of the U.S. Term B-8 Loans due 2030 ($1,395.0 million), net borrowings under the Receivables Facility ($586.0 million), the issuance of the euro denominated 4.375% Senior Notes due April 2033 ($429.7 million) and net borrowings under the revolving credit facility ($275.9 million). Cash provided by financing activities more than offset the repayment of the U.S. Term B-4 Loans due 2027 ($839.3 million), the redemption of the 5.000% 2025 Notes ($551.5 million), the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($109.3 million and $29.1 million, respectively) and payment of dividends ($55.7 million). The ”Other financing activities” caption also includes the payment of transaction costs related to the issuance of the 4.375% 2033 Notes and the U.S. Term B-8 Loans due 2030 ($15.1 million).

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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of April 3, 2026, we were in compliance with these covenants.
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
The following is a reconciliation of Net Income Attributable to ASI stockholders, which is a U.S. GAAP measure of ASI's operating results, to Covenant Adjusted EBITDA as defined in our Credit Agreement. The terms and related calculations are defined in the Credit Agreement. The calculation for the purpose of the indentures governing our senior notes is slightly different. Covenant Adjusted EBITDA is a measure of ASI and its restricted subsidiaries only and does not include the results of Aramark.

Twelve Months Ended
(in millions)	April 3, 2026
Net Income Attributable to ASI stockholders	$357.0
Interest expense, net	340.6
Provision for Income Taxes	119.8
Depreciation and Amortization	504.2
Share-based compensation expense(1)	62.7
Unusual or non-recurring losses(2)	25.5
Pro forma EBITDA for certain transactions(3)	36.6
Other(4)	127.6
Covenant Adjusted EBITDA	$1,574.0

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
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period and, for purposes of the Credit Agreement, the net benefit from cost savings initiatives ($16.3 million).
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($56.4 million), severance charges ($41.9 million), non-cash charges for the impairments of assets ($8.9 million), multiemployer pension plan withdrawal charge ($5.6 million), merger and integration charges ($4.9 million), the impact of hyperinflation in Argentina ($4.0 million), legal charges related to an antitrust review ($3.8 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended April 3, 2026 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.65x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	4.57x
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

Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of April 3, 2026. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of April 3, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $144.0 million and $133.5 million, respectively.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of April 3, 2026 has not materially changed from October 3, 2025 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025). However, we completed a debt related transaction during the first quarter of fiscal 2026 that may impact our related exposure to this market risk. Specifically, we repriced $2.4 billion of U.S. Term B-8 Loans due 2030 under the Credit Agreement by refinancing them with $2.4 billion of new U.S. Term B-10 Loans due June 2030. See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of April 3, 2026.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of April 3, 2026.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended April 3, 2026 was as follows:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Units)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 3, 2026 to January 30, 2026	26,872	$36.96	26,872	$329,620
January 31, 2026 to February 27, 2026	387,104	39.18	387,104	314,452
February 28, 2026 to April 3, 2026	203,770	39.62	203,770	306,234
Total	617,746		617,746
(1) On November 5, 2024, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $500.0 million of our outstanding common stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the three months ended April 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2026.

Aramark

By:	/s/ CHRISTOPHER T. SCHILLING
Name:	Christopher T. Schilling
Title:	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
10.1†*	Form of ELT Cliff Vesting Restricted Stock Unit Award.
31.1*	Certification of John J. Zillmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James J. Tarangelo, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John J. Zillmer, Chief Executive Officer, and James J. Tarangelo, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended April 3, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 3, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income for the three and six months ended April 3, 2026 and March 28, 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 3, 2026 and March 28, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2026 and March 28, 2025; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended April 3, 2026 and March 28, 2025; and (vi) Notes to condensed consolidated financial statements.

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