Form 10-Q
period 2026-07-03
Aramark
filed 2026-08-11
CIK 1584509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of July 31, 2026, the number of shares of the registrant's common stock outstanding is 263,625,044.

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

PART I
Item 1.    Financial Statements
ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	July 3, 2026	October 3, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$499,425	$639,095
Receivables (less allowances: $35,460 and $31,728)	2,582,676	2,210,388
Inventories	433,618	418,766
Prepayments and other current assets	340,215	254,642
Total current assets	3,855,934	3,522,891
Property and Equipment, net	1,739,649	1,734,489
Goodwill	4,996,446	4,874,670
Other Intangible Assets	1,921,828	1,874,067
Operating Lease Right-of-use Assets	844,890	701,839
Other Assets	615,190	596,673
	$13,973,937	$13,304,629
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$34,917	$31,543
Current operating lease liabilities	67,905	60,744
Accounts payable	1,139,097	1,522,747
Accrued payroll and related expenses	511,808	542,025
Accrued expenses and other current liabilities	1,247,501	1,389,663
Total current liabilities	3,001,228	3,546,722
Long-Term Borrowings	6,094,909	5,374,394
Noncurrent Operating Lease Liabilities	270,166	255,305
Deferred Income Taxes	487,947	410,866
Other Noncurrent Liabilities	655,563	555,153
Commitments and Contingencies (see Note 9)
Redeemable Noncontrolling Interests	69,918	14,130
Stockholders' Equity:
Common stock, par value $0.01 (authorized: 600,000,000 shares; issued: 310,567,479 shares and 308,092,122 shares; and outstanding: 263,561,621 shares and 262,899,495 shares)	3,106	3,081
Capital surplus	4,137,343	4,036,283
Retained earnings	652,311	453,283
Accumulated other comprehensive loss	(151,856)	(167,406)
Treasury stock (held in treasury: 47,005,858 shares and 45,192,627 shares)	(1,246,698)	(1,177,182)
Total stockholders' equity	3,394,206	3,148,059
	$13,973,937	$13,304,629

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenue	$5,057,909	$4,626,451	$14,796,800	$13,457,835
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,627,572	4,256,343	13,523,893	12,327,229
Depreciation and amortization	136,124	121,822	394,238	352,085
Selling and general corporate expenses	78,627	65,699	225,785	204,495
Total costs and expenses	4,842,323	4,443,864	14,143,916	12,883,809
Operating income	215,586	182,587	652,884	574,026
Interest Expense, net	79,856	86,401	244,016	251,909
Income Before Income Taxes	135,730	96,186	408,868	322,117
Provision for Income Taxes	37,896	24,234	112,393	82,489
Net income	97,834	71,952	296,475	239,628
Less: Net income attributable to noncontrolling interests	176	169	706	372
Net income attributable to Aramark stockholders	$97,658	$71,783	$295,769	$239,256

Earnings per share attributable to Aramark stockholders:
Basic	$0.37	$0.27	$1.12	$0.91
Diluted	$0.36	$0.27	$1.11	$0.90
Weighted Average Shares Outstanding:
Basic	263,588	262,660	263,292	264,118
Diluted	268,535	265,347	267,191	267,180

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income	$97,834	$71,952	$296,475	$239,628
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,558	24,544	8,305	(2,438)
Fair value of cash flow hedges	3,273	(9,908)	7,245	(16,822)
Other comprehensive income (loss), net of tax	5,831	14,636	15,550	(19,260)
Comprehensive income	103,665	86,588	312,025	220,368
Less: Net income attributable to noncontrolling interests	176	169	706	372
Comprehensive income attributable to Aramark stockholders	$103,489	$86,419	$311,319	$219,996

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net income	$296,475	$239,628
Adjustments to reconcile Net income to Net cash used in operating activities:
Depreciation and amortization	394,238	352,085
Asset write-downs	6,058	—
Increase in contingent consideration liability (see Note 11)	—	11,127
Deferred income taxes	60,841	(263)
Share-based compensation expense	54,109	44,721
Changes in operating assets and liabilities
Receivables	(287,420)	(207,828)
Inventories	(10,538)	1,361
Prepayments and Other Current Assets	(20,117)	(33,163)
Accounts Payable	(389,386)	(275,591)
Accrued Expenses	(269,923)	(344,116)
Payments made to clients on contracts	(189,890)	(99,453)
Other operating activities	90,798	56,965
Net cash used in operating activities	(264,755)	(254,527)
Cash flows from investing activities:
Purchases of property and equipment and other	(335,801)	(347,039)
Disposals of property and equipment	12,415	4,325
Acquisition of certain businesses, net of cash acquired	(94,383)	(263,043)
Acquisition of certain equity investments	(23,376)	—
Other investing activities	5,281	(8,421)
Net cash used in investing activities	(435,864)	(614,178)
Cash flows from financing activities:
Proceeds from long-term borrowings	5,722	1,827,322
Payments of long-term borrowings	(98,433)	(1,851,545)
Net change in Revolving Credit Facility	187,193	394,715
Net change in funding under the Receivables Facility	625,000	570,000
Payments of dividends	(94,678)	(83,222)
Proceeds from issuance of common stock	43,176	36,427
Repurchase of common stock	(67,235)	(140,156)
Payments for contingent considerations	(35,554)	(25,191)
Other financing activities	(1,583)	(48,973)
Net cash provided by financing activities	563,608	679,377
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(1,455)	14,419
Decrease in cash and cash equivalents and restricted cash	(138,466)	(174,909)
Cash and cash equivalents and restricted cash, beginning of period	707,144	732,613
Cash and cash equivalents and restricted cash, end of period	$568,678	$557,704

	Nine Months Ended
Supplemental disclosure of cash flow information	July 3, 2026	June 27, 2025
Interest paid	$222,441	$226,652
Income taxes paid	68,921	109,252

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets (in thousands):

Balance Sheet classification	July 3, 2026	June 27, 2025
Cash and cash equivalents	$499,425	$501,485
Restricted cash in Prepayments and other current assets	69,253	56,219
Cash and cash equivalents and restricted cash, end of period	$568,678	$557,704

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, October 3, 2025	$3,148,059	$3,081	$4,036,283	$453,283	$(167,406)	$(1,177,182)
Net income attributable to Aramark stockholders	96,161			96,161
Other comprehensive income	17,275				17,275
Capital contributions from issuance of common stock	5,260	10	5,250
Share-based compensation expense of equity awards	16,217		16,217
Repurchases of common stock	(41,262)					(41,262)
Dividends declared ($0.12 per share)	(33,601)			(33,601)
Balance, January 2, 2026	$3,208,109	$3,091	$4,057,750	$515,843	$(150,131)	$(1,218,444)
Net income attributable to Aramark stockholders	101,950			101,950
Other comprehensive loss	(7,556)				(7,556)
Capital contributions from issuance of common stock	16,629	7	16,622
Share-based compensation expense of equity awards	18,325		18,325
Repurchases of common stock	(25,597)					(25,597)
Dividends declared ($0.12 per share)	(31,531)			(31,531)
Balance, April 3, 2026	$3,280,329	$3,098	$4,092,697	$586,262	$(157,687)	$(1,244,041)
Net income attributable to Aramark stockholders	97,658			97,658
Other comprehensive income	5,831				5,831
Capital contributions from issuance of common stock	25,631	8	25,623
Share-based compensation expense of equity awards	19,023		19,023
Repurchases of common stock	(2,657)					(2,657)
Dividends declared ($0.12 per share)	(31,609)			(31,609)
Balance, July 3, 2026	$3,394,206	$3,106	$4,137,343	$652,311	$(151,856)	$(1,246,698)

See notes to the condensed consolidated financial statements.

ARAMARK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
Balance, September 27, 2024	$3,038,974	$3,043	$3,931,932	$239,709	$(132,457)	$(1,003,253)
Net income attributable to Aramark stockholders	105,619			105,619
Other comprehensive loss	(28,920)				(28,920)
Capital contributions from issuance of common stock	15,413	25	15,388
Share-based compensation expense of equity awards	14,388		14,388
Purchase of noncontrolling interest	(2,439)		(2,439)
Repurchases of common stock	(31,293)					(31,293)
Dividends declared ($0.105 per share)	(29,858)			(29,858)
Balance, December 27, 2024	$3,081,884	$3,068	$3,959,269	$315,470	$(161,377)	$(1,034,546)
Net income attributable to Aramark stockholders	61,854			61,854
Other comprehensive loss	(4,976)				(4,976)
Capital contributions from issuance of common stock	4,605	2	4,603
Share-based compensation expense of equity awards	15,566		15,566
Repurchases of common stock	(111,039)					(111,039)
Dividends declared ($0.105 per share)	(27,824)			(27,824)
Balance, March 28, 2025	$3,020,070	$3,070	$3,979,438	$349,500	$(166,353)	$(1,145,585)
Net income attributable to Aramark stockholders	71,783			71,783
Other comprehensive income	14,636				14,636
Capital contributions from issuance of common stock	20,774	8	20,766
Share-based compensation expense of equity awards	14,309		14,309
Repurchases of common stock	(29,902)					(29,902)
Dividends declared ($0.105 per share)	(27,539)			(27,539)
Balance, June 27, 2025	$3,084,131	$3,078	$4,014,513	$393,744	$(151,717)	$(1,175,487)

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
The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, included in the Company's Form 10-K filed with the SEC on November 25, 2025. The Condensed Consolidated Balance Sheets as of October 3, 2025 was derived from audited financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company, the statements include all adjustments, which are of a normal, recurring nature, required for a fair presentation for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of the Company's business activities and the possibility of changes in general economic conditions.
The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. All intercompany transactions and accounts have been eliminated.
New Accounting Standards Updates
Standards Not Yet Adopted (from most to least recent date of issuance)
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new guidance, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed, and the software will be used to perform the function intended. The guidance is effective for the Company in the first quarter of fiscal 2029 and early adoption is permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company expects to early adopt ASU 2025-06 in the first quarter of fiscal 2027 on a prospective basis, and the guidance is not expected to have a material impact on the condensed consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The guidance will require improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for the Company's annual disclosures for fiscal 2026 and early adoption is permitted. The Company will adopt ASU 2023-09 for the fiscal 2026 annual disclosures and will apply the new guidance prospectively. The new guidance will not materially affect the Company's financial position or results of operations but will require additional disclosures.
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
The summary of the components of comprehensive income is as follows (in thousands):

	Three Months Ended
	July 3, 2026			June 27, 2025
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$97,834			$71,952
Foreign currency translation adjustments	2,558	—	2,558	24,544	—	24,544
Fair value of cash flow hedges	4,423	(1,150)	3,273	(13,389)	3,481	(9,908)
Other comprehensive income	6,981	(1,150)	5,831	11,155	3,481	14,636
Comprehensive income			103,665			86,588
Less: Net income attributable to noncontrolling interests			176			169
Comprehensive income attributable to Aramark stockholders			$103,489			$86,419

	Nine Months Ended
	July 3, 2026			June 27, 2025
	Pre-Tax Amount	Tax Effect	After-Tax Amount	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net income			$296,475			$239,628
Foreign currency translation adjustments	8,305	—	8,305	(2,438)	—	(2,438)
Fair value of cash flow hedges	9,791	(2,546)	7,245	(22,732)	5,910	(16,822)
Other comprehensive income (loss)	18,096	(2,546)	15,550	(25,170)	5,910	(19,260)
Comprehensive income			312,025			220,368
Less: Net income attributable to noncontrolling interests			706			372
Comprehensive income attributable to Aramark stockholders			$311,319			$219,996

Accumulated other comprehensive loss consists of the following (in thousands):

	July 3, 2026	October 3, 2025
Pension plan adjustments	$(18,450)	$(18,450)
Foreign currency translation adjustments	(152,707)	(161,012)
Cash flow hedges	19,301	12,056
	$(151,856)	$(167,406)
Currency Translation
Gains and losses resulting from the translation of financial statements of non-United States subsidiaries are reflected as a component of accumulated other comprehensive loss in stockholders' equity. Beginning in fiscal 2018, Argentina was determined to have a highly inflationary economy. As a result, the Company remeasures the financial statements of Argentina's operations in accordance with the accounting guidance for highly inflationary economies. The impact of the Argentina remeasurement, reflected in the Condensed Consolidated Statements of Income, was a foreign currency transaction loss of $1.4 million and $1.0 million during the three and nine months ended July 3, 2026, respectively, and $1.7 million and $3.0 million during the three and nine months ended June 27, 2025, respectively. The impact of foreign currency transaction gains and losses exclusive of Argentina's operations included in the Company's operating results during the three and nine month periods of both fiscal 2026 and 2025 were immaterial to the condensed consolidated financial statements.
Current Assets
The Company insures portions of its risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of its approach to risk finance. The Captive is subject to regulations within its domicile of Bermuda, including regulations established

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 3, 2026. These regulations may have the effect of limiting the Company's ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of its general liability, automobile liability, workers' compensation liability, certain property damage and related Captive costs. As of July 3, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $154.0 million and $133.5 million, respectively.
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
For investments in 50% or less owned entities accounted for under the equity method of accounting, the carrying amount as of July 3, 2026 and October 3, 2025 was $62.1 million and $70.6 million, respectively.
For investments in 50% or less owned entities, other than those accounted for under the equity method of accounting, the Company measures these investments at cost, less any impairment and adjusted for changes in fair value resulting from observable price changes for an identical or a similar investment of the same issuer due to the lack of readily available fair values related to those investments. The carrying amount of equity investments without readily determinable fair values as of July 3, 2026 and October 3, 2025 was $91.7 million and $59.6 million, respectively.
Supply Chain Finance Program
The Company has agreements with third-party administrators that allow participating vendors to voluntarily elect to sell payment obligations from the Company to financial institutions as part of a Supply Chain Finance Program ("SCF Program"). The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. When participating vendors elect to sell one or more of the Company's payment obligations, the Company's rights and obligations to settle the payable on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor's decision to sell the Company's payment obligations. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and the terms are not impacted by the SCF Program. For the SCF Program, the Company does not provide asset pledges, or other forms of guarantees, as security for the committed payment to the financial institutions. As of July 3, 2026 and October 3, 2025, the Company had $1.7 million and $4.7 million, respectively, of outstanding payment obligations to the financial institutions as part of the SCF Program recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets.
Lease Arrangements
Certain of the Company's lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to the Company under such arrangements was approximately $51.7 million at July 3, 2026 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for the guarantee arrangements at July 3, 2026.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in total goodwill during the nine months ended July 3, 2026 are as follows (in thousands):

Segment	October 3, 2025	Acquisitions	Translation	July 3, 2026
FSS United States	$4,221,026	$28,524	$(72)	$4,249,478
FSS International	653,644	107,423	(14,099)	746,968
	$4,874,670	$135,947	$(14,171)	$4,996,446
Other intangible assets consist of the following (in thousands):

	July 3, 2026			October 3, 2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$1,380,532	$(686,499)	$694,033	$1,291,305	$(616,793)	$674,512
Trade names	1,325,223	(97,428)	1,227,795	1,271,821	(72,266)	1,199,555
	$2,705,755	$(783,927)	$1,921,828	$2,563,126	$(689,059)	$1,874,067
Amortization of intangible assets for the nine months ended July 3, 2026 and June 27, 2025 was $103.3 million and $90.6 million, respectively.
NOTE 3. BORROWINGS:
Long-term borrowings, net, are summarized in the following table (in thousands):

	July 3, 2026	October 3, 2025
Senior Secured Credit Facility:
$1.4 Billion Revolving Credit Facility due August 2029	$371,662	$189,794
Term A Loans due August 2029	428,223	446,575
United States Term B Loans due June 2030	2,301,287	2,367,181
United States Term B Loans due April 2028	727,778	726,687
Senior Unsecured Notes:
4.375% Senior Unsecured Notes (EUR) due April 2033	453,127	464,793
5.000% Senior Unsecured Notes due February 2028	1,147,242	1,146,007
Other:
Receivables Facility due September 2028	625,000	—
Finance leases	67,671	59,174
Other	7,836	5,726
	6,129,826	5,405,937
Less—current portion	(34,917)	(31,543)
	$6,094,909	$5,374,394
As of July 3, 2026, there were $1.1 billion of outstanding foreign currency borrowings.
As of July 3, 2026, there was $914.9 million of availability under the senior secured revolving credit facility.
United States Term B-9 due April 2028 Prepayment
On July 6, 2026, the Company made an optional principal prepayment of $100.0 million on the United States dollar denominated Term B-9 Loans, which mature in April 2028.
United States Term B-10 Loans due June 2030 Amendment
Aramark Services, Inc. (“ASI”) and certain of its subsidiaries entered into a credit agreement on March 28, 2017 (as amended, the "Credit Agreement"). On December 11, 2025 (the "Closing Date"), ASI entered into an amendment (“Amendment No. 19”) to provide for, among other things, the repricing of all of the United States dollar denominated Term B-8 Loans (“U.S. Term B-8 Loans due 2030”) previously outstanding under the Credit Agreement by refinancing all of the U.S. Term B-8 Loans due 2030 previously outstanding under the Credit Agreement with new United States dollar denominated Term B-10 Loans in an amount equal to $2.4 billion due in June 2030 (“U.S. Term B-10 Loans due 2030”). The U.S. Term B-10 Loans due 2030 were funded in full on the Closing Date and were applied by the Company to refinance the entire principal amount of the U.S. Term B-8 Loans due 2030 previously outstanding under the Credit Agreement.

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
The Company capitalized $1.3 million of transaction costs directly attributable to the refinancing in Amendment No. 19, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheets as of July 3, 2026 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the nine months ended July 3, 2026. Additionally, the Company recorded $1.1 million of charges related to the repricings to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the nine months ended July 3, 2026, consisting of $0.7 million in transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the U.S. Term B-8 Loans due 2030.
3.125% Senior Notes (EUR) due April 2025
On April 1, 2025, Aramark International Finance S.à.r.l. ("AIFS"), an indirect wholly owned subsidiary of the Company, fully repaid the €325.0 million outstanding aggregate principal amount of AIFS’ euro denominated 3.125% Senior Notes due April 2025 (the "3.125% 2025 Notes") at maturity, using a portion of the net proceeds from the issuance and sale of the euro denominated 4.375% Senior Notes due April 2033 (the "4.375% 2033 Notes").
4.375% Senior Notes (EUR) due April 2033
On March 19, 2025, AIFS issued the 4.375% 2033 Notes in an amount equal to €400.0 million and used a portion of the net proceeds from the issuance and sale of the 4.375% 2033 Notes to repay at maturity, April 1, 2025, all of the €325.0 million outstanding aggregate principal amount of AIFS’ 3.125% 2025 Notes and the remainder for general corporate purposes, including reduction of debt.
The Company capitalized €4.4 million in third-party costs directly attributable to the issuance and sale of the 4.375% 2033 Notes. The capitalized costs are amortized using the effective interest method over the term of the 4.375% 2033 Notes and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheets as of July 3, 2026 and October 3, 2025 as a direct deduction from the carrying value of the notes.
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
The Company capitalized $4.6 million of transaction costs directly attributable to the refinancing in Amendment No. 17, which are amortized using the effective interest method over the term of the loans and are presented in “Long-Term Borrowings” on the Condensed Consolidated Balance Sheets as of July 3, 2026 and October 3, 2025 as a direct deduction from the carrying value of the loans. Amounts paid for capitalized transaction costs are included within “Other financing activities” on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 27, 2025. Additionally, the Company recorded $8.3 million of charges to "Interest Expense, net" on the Condensed Consolidated Statements of Income for the nine months ended June 27, 2025, consisting of a $2.5 million non-cash loss for the write-off of unamortized deferred financing

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
costs and discount on the U.S. Term B-4 Loans due 2027 and the 5.000% 2025 Notes and the payment of $5.8 million of transaction costs related to the refinancing.
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
Cash Flow Hedges
The Company has approximately $2.7 billion notional amount of outstanding interest rate swap agreements as of July 3, 2026, which fix the rate on a like amount of variable rate borrowings with varying maturities through May 2029. The Company entered into $200.0 million notional amount of interest rate swap agreements during the three and nine months ended July 3, 2026 to hedge the cash flow risk of variability in interest payments on variable rate borrowings.
Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Cash flows from hedging transactions are classified in the same category as the cash flows from the respective hedged item. As of July 3, 2026 and October 3, 2025, $19.3 million and $12.1 million, respectively, of unrealized net of tax gains related to the interest rate swaps were included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets.
The following table summarizes the unrealized gain (loss) arising from the Company's derivatives designated as cash flow hedging instruments on Other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Interest rate swap agreements(1)	$9,206	$(4,723)	$26,620	$11,735

(1)	Change in the amounts are driven by fluctuations in forward interest rates.
The following table summarizes the location and fair value, using Level 2 inputs (see Note 11 for a description of the fair value levels), of the Company's derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 3, 2026	October 3, 2025
ASSETS
Interest rate swap agreements	Prepayments and other current assets	$5,572	$—
Interest rate swap agreements	Other Assets	20,969	20,262
		$26,541	$20,262

LIABILITIES
Interest rate swap agreements	Other Noncurrent Liabilities	$458	$3,972
The following table summarizes the location of the gain reclassified from "Accumulated other comprehensive loss" into earnings for derivatives designated as hedging instruments on the Condensed Consolidated Statements of Income (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Interest rate swap agreements	Interest Expense, net	$(4,782)	$(8,666)	$(16,828)	$(34,467)

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At July 3, 2026, the net of tax gain expected to be reclassified from "Accumulated other comprehensive loss" into earnings over the next twelve months based on current market rates is approximately $13.8 million.
As of July 3, 2026, the Company has a Euro denominated term loan in the amount of €84.6 million. The term loan was designated as a hedge of the Company's net Euro currency exposure represented by certain holdings in the Company's European affiliates.
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
Disaggregation of Revenue
The following table presents revenue disaggregated by revenue source (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
FSS United States:
Business & Industry	$589.7	$500.8	$1,653.3	$1,382.6
Education	784.3	811.9	3,013.2	2,964.5
Healthcare	460.9	413.1	1,325.4	1,229.2
Sports, Leisure & Corrections	1,258.6	1,123.6	3,127.2	2,873.0
Facilities & Other	402.9	397.8	1,169.7	1,155.3
Total FSS United States	3,496.4	3,247.2	10,288.8	9,604.6

FSS International:
Europe	914.8	795.5	2,588.7	2,123.6
Rest of World	646.7	583.7	1,919.3	1,729.6
Total FSS International	1,561.5	1,379.2	4,508.0	3,853.2

Total Revenue	$5,057.9	$4,626.4	$14,796.8	$13,457.8
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
During the nine months ended July 3, 2026, deferred income increased related to customer prepayments and decreased related to income recognized during the period as a result of satisfying the performance obligation or return of funds related to non-performance. For the nine months ended July 3, 2026, the Company recognized $324.5 million of revenue that was included in deferred income at the beginning of the period. Deferred income balances attributable to consideration received in advance from customers prior to the service being performed are summarized in the following table (in millions):

	July 3, 2026	October 3, 2025
Deferred income(1)	$208.1	$364.0

(1)
Includes both current ($206.2 million and $362.3 million as of July 3, 2026 and October 3, 2025, respectively) and noncurrent deferred income ($1.9 million and $1.7 million as of July 3, 2026 and October 3, 2025, respectively).

NOTE 6. INCOME TAXES:
During the three and nine months ended July 3, 2026, the Company recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $8.1 million and $11.5 million, respectively, against global deferred tax asset balances, as it is more likely than not a tax benefit will not be realized. The Company also recorded a benefit of $6.6 million from the remeasurement of certain tax reserves during the three and nine months ended July 3, 2026.
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
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law. The OBBB Act contains a broad range of tax reform measures, including modification to limitations on deductions for interest expense, reinstatement of elective 100% first year bonus depreciation and immediate expensing of domestic research and development expenditures. The new law has a range of effective dates. With respect to the provisions of the law that became effective in fiscal year 2026, the Company’s federal cash taxes have been impacted favorably year to date and are expected to remain favorable through the end of the fiscal year. The Company does not expect these provisions to have a material impact on the effective tax rate in fiscal year 2026 and future years.
NOTE 7. STOCKHOLDERS' EQUITY:
The Board of Directors declared a $0.12 dividend per share of common stock, payable on September 9, 2026, to stockholders of record at the close of business on August 19, 2026.
On November 5, 2024, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $500.0 million of Aramark's outstanding common stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions, accelerated share repurchases and Rule 10b5-1 trading plans. The size and timing of any repurchases will depend on a number of factors, including share price, general business and market conditions and other factors. Shares repurchased by the Company are accounted for under the treasury cost method. The value of the repurchased shares includes the 1% excise tax accrual as a result of the Inflation Reduction Act of 2022. The Company made an accounting policy election to record the value of the repurchased shares, including the 1% excise tax accrual, to treasury stock. The share repurchase program does not have a fixed expiration date and may be terminated at any time. During the nine months ended July 3, 2026, the Company repurchased 1.4 million shares of its common stock for $53.6 million. During the three and nine months ended June 27, 2025, the Company repurchased 0.9 million and 4.0 million shares of its common stock for $28.9 million and $140.2 million, respectively.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has 100.0 million shares of preferred stock authorized, with a par value of $0.01 per share. At July 3, 2026 and October 3, 2025, zero shares of preferred stock were issued or outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share attributable to the Company's stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Earnings:
Net income attributable to Aramark stockholders	$97,658	$71,783	$295,769	$239,256
Shares:
Basic weighted-average shares outstanding	263,588	262,660	263,292	264,118
Effect of dilutive securities	4,947	2,687	3,899	3,062
Diluted weighted-average shares outstanding	268,535	265,347	267,191	267,180

Basic Earnings Per Share:
Net income attributable to Aramark stockholders	$0.37	$0.27	$1.12	$0.91
Diluted Earnings Per Share:
Net income attributable to Aramark stockholders	$0.36	$0.27	$1.11	$0.90
The following table represents shares that were outstanding but were not included in the diluted earnings per common share (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Share-based awards(1)	4.9	6.8	6.0	6.6
Performance stock units(2)	1.5	1.6	1.5	1.6

(1)	Share-based awards were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.
(2)	Performance stock units that did not meet or have not yet met performance targets were not included in the computation of diluted earnings per common share.
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

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
results and outlook. The lawsuit seeks unspecified damages and other relief. On November 22, 2024, the complaint was amended to add the Company and its Chief Executive Officer as additional defendants. On September 30, 2025, the motion to dismiss the case was denied. The Company continues to vigorously defend this matter.
NOTE 10. BUSINESS SEGMENTS:
The Company's reportable segments are determined based on how the Company's Chief Operating Decision Maker (CODM), the Chief Executive Officer, assesses performance and decides how to allocate resources for the Company. Based on the CODM's assessment, the Company has two reportable segments: FSS United States and FSS International.
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
Approximately 85% of the global revenue is related to food services and 15% is related to facilities services. Financial information by segment is as follows (in millions):

	Three Months Ended			Nine Months Ended
	July 3, 2026			July 3, 2026
	FSS United States	FSS International	Total	FSS United States	FSS International	Total
Revenue	$3,496.4	$1,561.5	$5,057.9	$10,288.8	$4,508.0	$14,796.8
Less:
Food and support services costs	964.7	405.7		2,880.3	1,195.1
Personnel costs(1)(2)	1,298.3	774.0		3,884.7	2,274.8
Other direct costs(2)	908.9	268.7		2,530.1	733.5
Depreciation and amortization(3)	77.5	20.6		230.2	60.4
Selling expenses	35.9	7.5		103.6	22.0
Adjusted operating income	$211.1	$85.0	$296.1	$659.9	$222.2	$882.1

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(4)			(35.3)			(100.6)
Amortization of acquisition-related intangible assets(3)			(37.9)			(103.3)
Severance and other charges(1)			(5.6)			(11.1)
Gains, losses and settlements impacting comparability(2)			(1.7)			(14.2)
Interest Expense, net			(79.9)			(244.0)
Income Before Income Taxes			$135.7			$408.9
(1)Adjusted for Severance and Other Charges of $2.0 million and $7.5 million incurred by FSS United States for the three and nine months ended July 3, 2026, respectively. Adjusted for Severance and Other Charges of $3.6 million incurred by FSS International for the three and nine months ended July 3, 2026.
(2)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States Personnel costs includes a $0.8 million benefit and a $4.8 million charge related to a multiemployer pension plan withdrawal for the three and nine months ended July 3, 2026, respectively. Adjustment impacting FSS United States Other direct costs includes a non-cash charge for the impairment of certain assets related to a business held-for-sale of $6.1 million for the nine months ended July 3, 2026. Adjustments impacting FSS International Other direct costs consist of charges related to hyperinflation in Argentina of $1.4 million and $1.0 million for the three and nine months ended July 3, 2026, respectively, and legal and professional fees related to an antitrust review of $1.1 million and $2.4 million for the three and nine months ended July 3, 2026, respectively.
(3)Adjusted for Amortization of Acquisition-Related Intangible Assets of $27.7 million and $78.0 million incurred by FSS United States for the three and nine months ended July 3, 2026, respectively. Adjusted for Amortization of Acquisition-Related Intangible Assets of $10.2 million and $25.2 million incurred by FSS International for the three and nine months ended July 3, 2026, respectively.
(4)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	June 27, 2025			June 27, 2025
	FSS United States	FSS International	Total	FSS United States	FSS International	Total
Revenue	$3,247.2	$1,379.2	$4,626.4	$9,604.6	$3,853.2	$13,457.8
Less:
Food and support services costs	899.9	371.8		2,696.2	1,036.4
Personnel costs(1)	1,234.5	704.8		3,658.2	1,991.5
Other direct costs(2)	818.4	211.6		2,343.2	574.4
Depreciation and amortization(3)	72.0	17.5		211.6	49.2
Selling expenses	33.1	6.1		101.5	17.3
Adjusted operating income	$189.3	$67.4	$256.7	$593.9	$184.4	$778.3

Reconciliation to Income Before Income Taxes:
Unallocated corporate expenses(4)			(26.5)			(85.7)
Amortization of acquisition-related intangible assets(3)			(32.1)			(90.6)
Severance and other charges(1)			(12.7)			(12.7)
Gains, losses and settlements impacting comparability(2)			(2.8)			(15.3)
Interest Expense, net			(86.4)			(251.9)
Income Before Income Taxes			$96.2			$322.1
(1)Adjusted for Severance and Other Charges of $4.5 million and $8.2 million incurred by FSS United States and FSS International, respectively, for the three and nine months ended June 27, 2025.
(2)Adjusted for Gains, Losses, and Settlements impacting comparability consisting of certain transactions that are not indicative of the Company's ongoing operational performance. Adjustment impacting FSS United States includes a charge for contingent consideration liabilities related to acquisition earn outs of $11.1 million for the nine months ended June 27, 2025. Adjustment impacting FSS International consists of charges related to hyperinflation in Argentina of $1.7 million and $3.0 million for the three and nine months ended June 27, 2025, respectively, and legal charges related to an antitrust review of $1.1 million for the three and nine months ended June 27, 2025.
(3)Adjusted for Amortization of Acquisition-Related Intangible Assets of $24.8 million and $72.9 million incurred by FSS United States for the three and nine months ended June 27, 2025, respectively. Adjusted for Amortization of Acquisition-Related Intangible Assets of $7.3 million and $17.8 million incurred by FSS International for the three and nine months ended June 27, 2025, respectively.
(4)Includes certain operating and non-operating costs not allocated to the segments, such as corporate personnel compensation costs, share-based compensation expense and other unallocated costs.

Additional financial information by segment is as follows (in millions):

Capital Expenditures and Other(1)	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
FSS United States	$82.4	$81.1	$258.8	$274.4
FSS International	29.4	22.1	79.9	74.9
Corporate	—	—	0.1	—
Total	$111.8	$103.2	$338.8	$349.3
(1)Includes amounts acquired in business combinations.

Depreciation and Amortization	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
FSS United States	$105.2	$96.8	$308.1	$284.5
FSS International	30.8	24.8	85.7	67.0
Corporate	0.1	0.2	0.4	0.6
Total	$136.1	$121.8	$394.2	$352.1

ARAMARK AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Identifiable Assets
	July 3, 2026	October 3, 2025
FSS United States	$10,419.3	$10,181.8
FSS International	3,473.0	3,030.5
Corporate	81.6	92.3
Total	$13,973.9	$13,304.6
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. In conjunction with the fair value measurement of the derivative instruments, the Company made an accounting policy election to measure the credit risk of its derivative instruments that are subject to master netting agreements on a net basis by counterparty portfolio, as the gross values would not be materially different. The fair value of the Company's debt at July 3, 2026 and October 3, 2025 was $6,150.9 million and $5,445.7 million, respectively. The carrying value of the Company's debt at July 3, 2026 and October 3, 2025 was $6,129.8 million and $5,405.9 million, respectively. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The inputs utilized in estimating the fair value of the Company's debt have been classified as Level 2 in the fair value hierarchy levels.
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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Aramark's (the "Company," "we," "our" and "us") financial condition and results of operations for the three and nine months ended July 3, 2026 and June 27, 2025 should be read in conjunction with our audited consolidated financial statements and the notes to those statements for the fiscal year ended October 3, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on November 25, 2025.
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
Current Business Environment
The ongoing conflict in the Middle East and evolving tariff policies have increased volatility and uncertainty in the global macroeconomic environment. While we have not experienced material impacts to date, given this elevated level of uncertainty and its potential impact on current and future economic conditions, we may continue to experience fluctuations in global inflationary pressures and market interest rates, as well as volatility in foreign currency markets in the near term. We regularly monitor these conditions and believe we take appropriate actions, as necessary, to mitigate related risks. These actions include actively managing operating costs through supply chain initiatives and pricing strategies, as well as managing interest rate exposure through the use of interest rate swaps and other risk mitigation strategies.
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

Fiscal Year
Our fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ending October 2, 2026 is a fifty-two week period, while the fiscal year ended October 3, 2025 was a fifty-three week period. The calendar shift resulting from the fifty-third week in the fiscal year ended October 3, 2025 has affected, and is expected to continue to affect, the fiscal year ending October 2, 2026 quarterly comparisons of operating results due to the change in the number of operational service days in each quarter as compared to the corresponding prior year period.
Results of Operations
The following tables present an overview of our results on a consolidated basis with the amount of and percentage change between periods for the three and nine months ended July 3, 2026 and June 27, 2025 (in millions).

	Three Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$5,057.9	$4,626.4	$431.5	9.3%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	4,627.6	4,256.3	371.3	8.7%
Depreciation and amortization	136.1	121.8	14.3	11.7%
Selling and general corporate expenses	78.6	65.7	12.9	19.7%
Total costs and expenses	4,842.3	4,443.8	398.5	9.0%
Operating income	215.6	182.6	33.0	18.1%
Interest Expense, net	79.9	86.4	(6.5)	(7.6)%
Income Before Income Taxes	135.7	96.2	39.5	41.1%
Provision for Income Taxes	37.9	24.2	13.7	56.4%
Net income	$97.8	$72.0	$25.8	36.0%

	Nine Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$14,796.8	$13,457.8	$1,339.0	9.9%
Costs and Expenses:
Cost of services provided (exclusive of depreciation and amortization)	13,523.9	12,327.2	1,196.7	9.7%
Depreciation and amortization	394.2	352.1	42.1	12.0%
Selling and general corporate expenses	225.8	204.5	21.3	10.4%
Total costs and expenses	14,143.9	12,883.8	1,260.1	9.8%
Operating income	652.9	574.0	78.9	13.7%
Interest Expense, net	244.0	251.9	(7.9)	(3.1)%
Income Before Income Taxes	408.9	322.1	86.8	26.9%
Provision for Income Taxes	112.4	82.5	29.9	36.3%
Net income	$296.5	$239.6	$56.9	23.7%

Consolidated Overview
During the three and nine month periods of fiscal 2026, revenue increased by approximately 9.3% or $431.5 million and 9.9% or $1,339.0 million compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and net new business. Additionally, foreign currency translation favorably impacted revenue by 0.7% and 1.4% for the three and nine month periods, respectively. The increase was partially offset by the estimated impact of the reduced number of operational service days in the three and nine month periods of fiscal 2026 from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 2% and 1%, respectively).
Cost of services provided (exclusive of depreciation and amortization)
The following tables present the components in cost of services provided (exclusive of depreciation and amortization) and as a percentage of revenue for the three and nine month periods ended July 3, 2026 and June 27, 2025 (in millions).

Cost of services provided (exclusive of depreciation and amortization) components	Three Months Ended		Change		As Percentage of Revenue
	July 3, 2026	June 27, 2025	$	%	July 3, 2026	June 27, 2025
Food and support service costs	$1,370.4	$1,271.7	$98.7	7.8%	27.1%	27.5%
Personnel costs	2,077.1	1,951.8	125.3	6.4%	41.1%	42.2%
Other direct costs	1,180.1	1,032.8	147.3	14.3%	23.3%	22.3%
	$4,627.6	$4,256.3	$371.3	8.7%	91.5%	92.0%

Cost of services provided (exclusive of depreciation and amortization) components	Nine Months Ended		Change		As Percentage of Revenue
	July 3, 2026	June 27, 2025	$	%	July 3, 2026	June 27, 2025
Food and support service costs	4,075.4	$3,732.6	$342.8	9.2%	27.5%	27.7%
Personnel costs	6,175.4	5,662.3	513.1	9.1%	41.7%	42.1%
Other direct costs	3,273.1	2,932.3	340.8	11.6%	22.1%	21.8%
	13,523.9	$12,327.2	$1,196.7	9.7%	91.4%	91.6%
Cost of services provided (exclusive of depreciation and amortization) increased by $371.3 million and $1,196.7 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, principally attributable to the revenue growth described above. Key drivers of the year-over-year increase include:
•Food and support service costs increased by $98.7 million and $342.8 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, primarily due to food and beverage costs associated with business growth, partially offset by supply chain efficiencies.
•Personnel costs rose by $125.3 million and $513.1 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, reflecting overall business expansion. The increase was partially offset by lower severance charges during the three month period of fiscal 2026 ($7.1 million) and lower medical costs during the three and nine month periods of fiscal 2026 ($25.7 million and $24.8 million, respectively). The increase during the nine month period of fiscal 2026 was also attributable to a multiemployer pension plan withdrawal charge ($4.8 million).
•Other direct costs grew by $147.3 million and $340.8 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, driven by business growth. The increase during the three and nine month periods was also attributable to higher commissions ($40.7 million and $83.9 million, respectively), primarily within our Sports & Entertainment business. The increase during the nine month period was also attributable to a non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million) that was offset by the absence of a prior-year charge related to contingent consideration liabilities from acquisition earn-outs ($11.1 million).
Depreciation and amortization
Depreciation and amortization expenses increased by $14.3 million and $42.1 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The increase during the three and nine month periods of fiscal 2026 was driven by a higher depreciation expense on property and equipment ($8.2 million and $29.7 million, respectively) and higher amortization expense, primarily from acquisition related intangible assets ($6.1 million and $12.4 million, respectively).
Selling and general corporate expenses
Selling and general corporate expenses increased by $12.9 million and $21.3 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily driven by higher share-based compensation expense, incentive expenses related to the annual bonus and selling costs to support business expansion.
Operating income
Operating income increased by $33.0 million and $78.9 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, as a result of the aforementioned changes. The reduced number of operational service days from the calendar shift related to the fifty-third week in fiscal 2025 negatively impacted the three and nine month periods of fiscal 2026 operating income by an estimated $20 million.

Interest Expense, net
Interest Expense, net, decreased by $6.5 million and $7.9 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The decrease during the three and nine month periods was due to repayments on term loan balances and lower interest rates, partially offset by recently executed interest rate swaps with higher fixed rates replacing maturing swaps that were entered into during a lower interest rate environment. The decrease during the nine month period was also due to the prior year impact of refinancing term loan and senior note balances, higher interest rates on the euro denominated Senior Notes, the prior year payment of $5.8 million of transaction costs related to the refinancing of the United States dollar denominated Term B-8 Loans due 2030 (the “U.S. Term B-8 Loans due 2030”) and the prior year $2.5 million non-cash loss for the write-off of unamortized deferred financing costs and discount on the United States dollar denominated Term B-4 Loans due 2027 (the “U.S. Term B-4 Loans due 2027”) and 5.000% Senior Notes due April 2025 (the “5.000% 2025 Notes”). The decrease during the nine month period was partially offset by the payment of $0.7 million of transaction costs and a $0.4 million non-cash loss for the write-off of unamortized deferred financing costs and discount, both relating to the repricing of the United States dollar denominated Term B-10 Loans due 2030.
Provision for Income Taxes
The Provision for Income Taxes for the three and nine month periods of fiscal 2026 was recorded at an effective tax rate of 27.9% and 27.5%, respectively, resulting in an increase of $13.7 million and $29.9 million, respectively, compared to the prior year periods. The Provision for Income Taxes for the three and nine month periods of fiscal 2025 was recorded at an effective tax rate of 25.2% and 25.6%, respectively. During the three and nine months ended July 3, 2026, we recorded a valuation allowance to the “Provision for Income Taxes” on the Condensed Consolidated Statements of Income of $8.1 million and $11.5 million, respectively, against global deferred tax asset balances, as it is more likely than not a tax benefit will not be realized (see Note 6 to the condensed consolidated financial statements). We also recorded a benefit of $6.6 million from the remeasurement of certain tax reserves during the three and nine months ended July 3, 2026. During the three and nine month periods of fiscal 2025, we recorded an income tax benefit of $3.1 million for the reversal of a valuation allowance against deferred tax assets within a foreign subsidiary due to an acquisition of a business.
Segment Results
FSS United States Segment
The following tables present segment adjusted operating results for the three and nine month periods of fiscal 2026 and fiscal 2025 (in millions)(1)(2):

	Three Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$3,496.4	$3,247.2	$249.2	7.7%
Less:
Food and support services costs	964.7	899.9	64.8	7.2%
Personnel costs	1,298.3	1,234.5	63.8	5.2%
Other direct costs	908.9	818.4	90.5	11.1%
Depreciation and amortization	77.5	72.0	5.5	7.6%
Selling expenses	35.9	33.1	2.8	8.5%
Adjusted operating income	$211.1	$189.3	$21.8	11.5%

(1) For the three month periods, adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($27.7 million and $24.8 million in fiscal 2026 and fiscal 2025, respectively), severance charges ($2.0 million and $4.5 million in fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($0.8 million benefit in fiscal 2026). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

	Nine Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$10,288.8	$9,604.6	$684.2	7.1%
Less:
Food and support services costs	2,880.3	2,696.2	184.1	6.8%
Personnel costs	3,884.7	3,658.2	226.5	6.2%
Other direct costs	2,530.1	2,343.2	186.9	8.0%
Depreciation and amortization	230.2	211.6	18.6	8.8%
Selling expenses	103.6	101.5	2.1	2.1%
Adjusted operating income	$659.9	$593.9	$66.0	11.1%

(2) For the nine month periods, adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($78.0 million and $72.9 million in fiscal 2026 and fiscal 2025, respectively), severance charges ($7.5 million and $4.5 million in fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($10.8 million and $11.1 million in fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
The FSS United States reportable segment consists of five sectors which have similar economic characteristics and comprise a single operating segment. The five sectors of the FSS United States reportable segment are Business & Industry, Education, Healthcare, Sports, Leisure & Corrections and Facilities & Other.
Revenue for each of these sectors is summarized as follows (in millions):

	Three Months Ended		Change		Nine Months Ended		Change
	July 3, 2026	June 27, 2025	$	%	July 3, 2026	June 27, 2025	$	%
Business & Industry	$589.7	$500.8	$88.9	17.8%	$1,653.3	$1,382.6	$270.7	19.6%
Education	784.3	811.9	(27.6)	(3.4)%	3,013.2	2,964.5	48.7	1.6%
Healthcare	460.9	413.1	47.8	11.6%	1,325.4	1,229.2	96.2	7.8%
Sports, Leisure & Corrections	1,258.6	1,123.6	135.0	12.0%	3,127.2	2,873.0	254.2	8.8%
Facilities & Other	402.9	397.8	5.1	1.3%	1,169.7	1,155.3	14.4	1.2%
	$3,496.4	$3,247.2	$249.2	7.7%	$10,288.8	$9,604.6	$684.2	7.1%
FSS United States segment revenue increased by approximately 7.7% and 7.1% during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively, primarily driven by base business growth and net new business. The increase in segment revenue was partially offset by the estimated impact of the reduced number of operational service days in the three and nine month periods of fiscal 2026 compared to the prior year periods from the calendar shift related to the fifty-third week in fiscal 2025 (approximately 2% and 1%, respectively). During the three and nine month periods, the Business & Industry sector experienced double-digit growth attributable to base business growth partially driven by high client retention rates and net new business. Growth in the Sports, Leisure & Corrections sector was primarily attributable to base business due to higher per cap spending and attendance levels in Sports & Entertainment, including FIFA World Cup matches and NBA and NHL playoffs. Growth in the Healthcare sector was attributable to a combination of base business and net new business. The calendar shift primarily impacted the Education sector, reducing its revenue by approximately 10% and 3% for the three and nine month periods of fiscal 2026 as compared to the prior year periods, respectively.
Adjusted operating income
The Facilities & Other sector had an adjusted operating income margin over ten percent in both the three and nine month periods of fiscal 2026 and in the prior year periods. The Business & Industry and Healthcare sectors had high-single digit adjusted operating income margins in both the three and nine month periods of fiscal 2026 and in the prior year periods. The Sports, Leisure & Corrections sector had high-single digit adjusted operating income margins in the three month period of fiscal 2026 and in the prior year period; the nine month period of fiscal 2026 and the prior year period had mid-single digit adjusted operating income margins. The Education sector had low-single digit adjusted operating income margins in the three month period of fiscal 2026 primarily driven by the calendar shift related to the fifty-third week in fiscal 2025 and mid-single digit adjusted operating income margins in the prior year period; the nine month period of fiscal 2026 and the prior year period had high-single digit adjusted operating income margins.
Adjusted operating income increased by $21.8 million and $66.0 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The increase during the three and nine month periods was driven by revenue growth in the Business & Industry, Sports, Leisure & Corrections and Healthcare sectors, strengthened supply chain economics and lower medical costs ($25.7 million and $24.8 million, respectively). The increase was partially offset by the estimated impact due to the reduced number of operational service days in the three and nine month periods of fiscal 2026 compared to the prior year periods from the calendar shift related to the fifty-third week in fiscal 2025 (approximately $20 million).

FSS International Segment
The following tables present segment adjusted operating results for the three and nine month periods of fiscal 2026 and fiscal 2025 (in millions)(1)(2):

	Three Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$1,561.5	$1,379.2	$182.3	13.2%
Less:
Food and support services costs	405.7	371.8	33.9	9.1%
Personnel costs	774.0	704.8	69.2	9.8%
Other direct costs	268.7	211.6	57.1	27.0%
Depreciation and amortization	20.6	17.5	3.1	17.7%
Selling expenses	7.5	6.1	1.4	23.0%
Adjusted operating income	$85.0	$67.4	$17.6	26.1%

(1) For the three month periods, adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($10.2 million and $7.3 million in fiscal 2026 and fiscal 2025, respectively), severance charges ($3.6 million and $8.2 million in fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($2.5 million and $2.8 million loss in fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

	Nine Months Ended		Change
	July 3, 2026	June 27, 2025	$	%
Revenue	$4,508.0	$3,853.2	$654.8	17.0%
Less:
Food and support services costs	1,195.1	1,036.4	158.7	15.3%
Personnel costs	2,274.8	1,991.5	283.3	14.2%
Other direct costs	733.5	574.4	159.1	27.7%
Depreciation and amortization	60.4	49.2	11.2	22.8%
Selling expenses	22.0	17.3	4.7	27.2%
Adjusted operating income	$222.2	$184.4	$37.8	20.5%

(2) For the nine month periods, adjusted operating income represents operating income adjusted to eliminate the impact of amortization of acquisition-related intangible assets ($25.2 million and $17.8 million in fiscal 2026 and fiscal 2025, respectively), severance charges ($3.6 million and $8.2 million in fiscal 2026 and fiscal 2025, respectively) and other items impacting comparability ($3.4 million and $4.1 million in fiscal 2026 and fiscal 2025, respectively). The amounts in the table above may represent adjusted figures to arrive at adjusted operating income. Refer to Note 10 to the condensed consolidated financial statements for a description of adjustments comprising adjusted operating income.

Revenue
FSS International segment revenue increased by approximately 13.2% and 17.0% during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily attributable to base business growth and net new business, driven largely by performance in the U.K., Spain, Germany and Canada and the favorable impact of foreign currency translation (approximately 2.4% and 4.7% for the three and nine month periods, respectively).
Adjusted operating income
Adjusted operating income increased by $17.6 million and $37.8 million during the three and nine month periods of fiscal 2026 compared to the prior year periods, respectively. The increase was primarily attributable to higher base business volume, net new business and strengthened supply chain economics from revenue growth.
Liquidity and Capital Resources
Overview
As of July 3, 2026, we had $499.4 million of cash and cash equivalents and $914.9 million of availability under our senior secured revolving credit facility. A significant portion of our cash and cash equivalents are held in mature, liquid geographies where we have operations. As of July 3, 2026, we had $1.1 billion of outstanding foreign currency borrowings.
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
The table below summarizes our cash activity (in millions):

	Nine Months Ended
	July 3, 2026	June 27, 2025
Net cash used in operating activities	$(264.8)	$(254.5)
Net cash used in investing activities	(435.9)	(614.2)
Net cash provided by financing activities	563.6	679.4
Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.
Cash Flows Used in Operating Activities
Cash used in operating activities increased by $10.2 million during the nine month period of fiscal 2026 compared to the prior year period. The increase was primarily driven by a greater use of cash from the change in operating assets and liabilities as compared to the prior year period ($118.0 million) and higher payments made to clients on contracts ($90.4 million), partially offset by higher net income and non-cash gains and losses.
The increase in cash used in operating assets and liabilities compared to the prior year period was primarily due to:
•Accounts payable by $113.8 million, resulting in a higher use of cash due to the timing of disbursements; and
•Receivables by $79.6 million, resulting in a higher use of cash due to base business growth, net new business and the timing of collections.
These changes in operating assets and liabilities more than offset:
•Accrued expenses by $74.2 million, resulting in a lower use of cash primarily due to the timing of payroll payments, higher accrual of employee incentive awards and higher deferred income driven by new business, partially offset due to the timing of insurance payments.
The "Other operating activities" caption in both periods reflects a source of cash due to adjustments to net income related to non-cash gains and losses and adjustments to non-operating cash transactions.
Cash Flows Used in Investing Activities
Cash used in investing activities was $178.3 million lower during the nine month period of fiscal 2026 compared to the prior year period, primarily due to lower acquisitions of certain businesses ($168.7 million), partially offset by the acquisition of certain equity investments ($23.4 million).
Cash Flows Provided by Financing Activities
During the nine month period of fiscal 2026, cash provided by financing activities was primarily impacted by net borrowings under both the Receivables Facility ($625.0 million) and the revolving credit facility ($187.2 million) and proceeds from the issuance of common stock ($43.2 million). Cash provided by financing activities more than offset the optional prepayment and repayment of long-term borrowings ($68.2 million and $30.2 million, respectively), the payment of dividends ($94.7 million), the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($53.6 million and $13.6 million, respectively) and the payment of contingent consideration ($35.6 million).
During the nine month period of fiscal 2025, cash provided by financing activities was primarily impacted by the upsizing of the U.S. Term B-8 Loans due 2030 ($1,395.0 million), net borrowings under the Receivables Facility ($570.0 million), the issuance of the euro denominated 4.375% Senior Notes due April 2033 ("4.375% 2033 Notes") ($429.7 million), net borrowings under the revolving credit facility ($394.7 million) and proceeds from the issuance of common stock ($36.4 million). Cash provided by financing activities more than offset the repayment of the U.S. Term B-4 Loans due 2027 ($839.3 million), the redemption of the 5.000% 2025 Notes ($551.5 million), repayment of the euro denominated 3.125% 2025 Senior Notes due April 2025 ($363.4 million), the repurchase of common stock through the share repurchase program and taxes paid by us when we withhold shares upon an employee's exercise or vesting of equity awards to cover income taxes ($140.2 million and $29.4 million, respectively), payment of dividends ($83.2 million) and contingent consideration obligations ($25.2 million). The ”Other financing activities” caption also includes transaction costs related to the issuance of the 4.375% 2033 Notes and the U.S. Term B-8 Loans due 2030 ($15.1 million).

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
Covenant Compliance
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase our capital stock; make investments, loans or advances; repay or repurchase any subordinated debt, except as scheduled or at maturity; create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt (or any indebtedness that refinances our subordinated debt); and fundamentally change our business. The indentures governing our senior notes contain similar provisions. As of July 3, 2026, we were in compliance with these covenants.
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

Twelve Months Ended
(in millions)	July 3, 2026
Net Income Attributable to ASI stockholders	$382.9
Interest expense, net	334.0
Provision for Income Taxes	133.5
Depreciation and Amortization	518.5
Share-based compensation expense(1)	67.4
Unusual or non-recurring losses(2)	25.5
Pro forma EBITDA for certain transactions(3)	42.1
Other(4)	117.7
Covenant Adjusted EBITDA	$1,621.6

(1)    Represents share-based compensation expense of equity awards resulting from the application of accounting for stock options, restricted stock units, performance stock units and deferred stock unit awards.
(2)    Represents a fiscal 2026 non-cash charge for the impairment of certain assets related to a business held-for-sale ($6.1 million) and a fiscal 2025 non-cash charge for the impairment of an equity investment ($19.5 million).
(3)    Represents the annualizing of net EBITDA from certain acquisitions made during the period and, for purposes of the Credit Agreement, the net benefit from cost savings initiatives ($21.4 million).
(4)    "Other" includes adjustments to remove the impact attributable to the adoption of certain accounting standards that are made to the calculation in accordance with the Credit Agreement and indentures ($58.1 million), severance charges ($34.9 million), non-cash charges for the impairments of assets ($8.9 million), merger and integration charges ($5.7 million), multiemployer pension plan withdrawal charge, net ($4.8 million), earnings from miscellaneous investments, net of dividends ($4.6 million), legal and professional fees related to an antitrust review ($3.8 million), the impact of hyperinflation in Argentina ($3.7 million) and other miscellaneous expenses.

Our covenant requirements and actual ratios for the twelve months ended July 3, 2026 are as follows:

	Covenant Requirement	Actual Ratio
Consolidated Secured Debt Ratio(1)	≤ 5.125x	2.59x
Interest Coverage Ratio (Fixed Charge Coverage Ratio)(2)	≥ 2.000x	4.77x
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

Other
Our business activities do not include the use of unconsolidated special purpose entities and there are no significant business transactions that have not been reflected in the accompanying condensed consolidated financial statements. We insure portions of our risk related to general liability, automobile liability, workers’ compensation liability claims as well as certain property damage risks through a wholly owned captive insurance subsidiary (the "Captive") as part of our approach to risk finance. The Captive is subject to the regulations within its domicile of Bermuda, including regulations established by the Bermuda Monetary Authority (the "BMA") relating to levels of liquidity and solvency as such concepts are defined by the BMA. The Captive was in compliance with these regulations as of July 3, 2026. These regulations may have the effect of limiting our ability to access certain cash and cash equivalents held by the Captive for uses other than for the payment of our general liability, automobile liability, workers’ compensation liability, certain property damage and related Captive costs. As of July 3, 2026 and October 3, 2025, cash and cash equivalents at the Captive were $154.0 million and $133.5 million, respectively.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations as of July 3, 2026 has not materially changed from October 3, 2025 (see Part II, Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025). However, we completed a debt related transaction during the first quarter of fiscal 2026 that may impact our related exposure to this market risk. Specifically, we repriced $2.4 billion of U.S. Term B-8 Loans due 2030 under the Credit Agreement by refinancing them with $2.4 billion of new U.S. Term B-10 Loans due June 2030. Additionally, during the nine months ended July 3, 2026, we entered into interest rate swaps with a notional amount of $200.0 million. See Note 3 to the condensed consolidated financial statements related to the changes in our debt levels. See Note 4 to the condensed consolidated financial statements for a discussion of our derivative instruments and Note 11 for the disclosure of the fair value and related carrying value of our debt obligations as of July 3, 2026.
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No change in our internal control over financial reporting occurred during our third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is subject to various federal, state, and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state, local and foreign authorities regarding allegations of violations of environmental laws in connection with our operations or businesses conducted by our predecessors or companies that we have acquired, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations as of July 3, 2026.
See Note 9 to the condensed consolidated financial statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 3, 2025 filed with the SEC on November 25, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the three months ended July 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6.    Exhibits
See the Exhibit Index which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2026.

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
101
The following financial information from Aramark's Quarterly Report on Form 10-Q for the period ended July 3, 2026 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 3, 2026 and October 3, 2025; (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 3, 2026 and June 27, 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 3, 2026 and June 27, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2026 and June 27, 2025; (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended July 3, 2026 and June 27, 2025; and (vi) Notes to condensed consolidated financial statements.

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